Form 10-Q
period 1994-10-01
CONTINENTAL MATERIALS CORP
filed 1994-11-14
CIK 24104

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


               (Mark One)

                    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ending October 1, 1994
                                               ---------------
                                       OR

                    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____ to _____

                          Commission File number 1-3834
                                                 ------

                        CONTINENTAL MATERIALS CORPORATION
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)

         Delaware                                     36-2274391
- - -----------------------------------       --------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization


                 225 West Wacker Drive, Chicago, Illinois  60606
                 -----------------------------------------------
                     (Address of principal executive office)
                                   (Zip Code)


                                 (312) 541-7200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                     (Former name, former address and former
                       year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes    X        No
                                    ------         ------

Number of common shares outstanding at November 1, 1994..........    1,140,278
                                                                     ---------

                     NO EXHIBITS ARE FILED WITH THIS REPORT

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        CONTINENTAL MATERIALS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       OCTOBER 1, 1994 and JANUARY 1, 1994
                                 (000's omitted)


                                               (Unaudited)
                                                OCTOBER 1,                   JANUARY 1,
          ASSETS                                  1994                          1994
          ------                             ---------------             ---------------
 Current assets:
  Cash and cash equivalents                   $    1,240                   $     1,067
  Receivables, net                                12,588                        10,129
  Inventories:
    Finished goods                                 8,263                         9,521
    Work in process                                1,781                         1,802
    Raw materials and supplies                     5,950                         5,112
  Prepaid expenses                                 1,522                         1,291
                                             ---------------              ---------------
     Total current assets                         31,344                        28,922
                                             ---------------              ---------------

 Property, plant and equipment, net               13,708                        14,329
                                             ---------------              ---------------
 Other assets:
  Investment in mining partnership                 1,476                         1,523
  Other                                              467                           650
                                              $   46,995                    $   45,424
                                             ---------------              ---------------
                                             ---------------              ---------------

          LIABILITIES
          -----------
 Current liabilities:
  Bank loan payable                           $    1,800                    $    1,700
  Current portion of long-term debt                1,857                         1,896
  Accounts payable and accrued expenses           11,408                         9,673
  Income taxes                                        49                           155
                                             ---------------              ---------------
     Total current liabilities                    15,114                        13,424
                                             ---------------              ---------------

 Long-term debt                                    4,207                         4,923
                                             ---------------              ---------------
 Deferred income taxes                             1,673                         1,673
                                             ---------------              ---------------

          SHAREHOLDERS' EQUITY
          --------------------
 Common shares, $0.50 par value; authorized
  3,000,000; issued 1,326,588                        663                           663
 Capital in excess of par value                    3,484                         3,484
 Retained earnings                                24,349                        23,752
 Treasury shares, 186,310, at cost                (2,495)                       (2,495)
                                             ---------------              ---------------
                                                  26,001                        25,404
                                             ---------------              ---------------
                                              $   46,995                     $  45,424
                                             ---------------              ---------------
                                             ---------------              ---------------


                             See accompanying notes

                        CONTINENTAL MATERIALS CORPORATION
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
         FOR THE THREE MONTHS ENDED OCTOBER 1, 1994 AND OCTOBER 2, 1993
                                   (Unaudited)
                    (000's omitted except per share amounts)



                                                                      OCTOBER 1,                  OCTOBER 2,
                                                                        1994                        1993
                                                                  ---------------              ---------------
 Net sales                                                         $   19,630                   $   15,951
                                                                  ---------------              ---------------
 Costs and expenses:
  Cost of sales (exclusive of depreciation and
    depletion)                                                         14,529                       11,473
  Depreciation and depletion                                              570                          562
  Selling and administrative                                            3,079                        2,722
                                                                  ---------------              ---------------
                                                                       18,178                       14,757
                                                                  ---------------              ---------------

 Operating income                                                       1,452                        1,194

 Interest                                                                (210)                        (192)
 Equity loss from mining partnership                                     (140)                        (387)
 Other income (expense)                                                    54                          145
                                                                  ---------------              ---------------

 Income from continuing operations before income taxes                  1,156                          760

 Provision for income taxes                                               393                          257

                                                                  ---------------              ---------------
 Income from continuing operations                                        763                          503

 Discontinued operations:
   Loss on sale of discontinued operation, net of tax                      --                          (34)

                                                                  ---------------              ---------------
  Net income                                                              763                          469

 Retained earnings, beginning of period                                23,586                       22,205
                                                                  ---------------              ---------------
 Retained earnings, end of period                                  $   24,349                   $   22,674
                                                                  ---------------              ---------------
                                                                  ---------------              ---------------

 Net income (loss) per share:
   Continuing operations                                           $      .67                   $      .43
   Discontinued operations                                                 --                         (.03)
                                                                  ---------------              ---------------
      Net income per share                                         $      .67                   $      .40
                                                                  ---------------              ---------------
                                                                  ---------------              ---------------

 Average shares outstanding                                             1,140                        1,165
                                                                  ---------------              ---------------
                                                                  ---------------              ---------------



                             See accompanying notes

                        CONTINENTAL MATERIALS CORPORATION
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
          FOR THE NINE MONTHS ENDED OCTOBER 1, 1994 AND OCTOBER 2, 1993
                                   (Unaudited)
                    (000's omitted except per share amounts)



                                                                 OCTOBER 1,                  OCTOBER 2,
                                                                    1994                        1993
                                                           ------------------           -------------------
 Net sales                                                  $    54,155                  $    46,216
                                                           ------------------           -------------------

 Costs and expenses:
   Cost of sales (exclusive of depreciation and
    depletion)                                                   42,006                       36,301
   Depreciation and depletion                                     1,705                        1,689
   Selling and administrative                                     8,842                        8,110
                                                           ------------------           -------------------
                                                                 52,553                       46,100
                                                           ------------------           -------------------

 Operating income                                                 1,602                          116

 Interest                                                          (626)                        (573)
 Gain on sale of equity investment                                   --                          719
 Equity loss from mining partnership                               (305)                        (910)
 Other income                                                       233                          200
                                                           ------------------           -------------------

 Income (loss) from continuing operations before
  income taxes                                                      904                         (448)

 Provision (credit) for income taxes                                307                         (172)

                                                           ------------------           -------------------
 Income (loss) from continuing operations                           597                         (276)

 Discontinued operations:
   Loss from discontinued operations, net of tax                     --                         (637)
   Gain on sale of discontinued operations, net of tax               --                        1,210
                                                           ------------------           -------------------
   Gain from discontinued operations                                 --                          573
                                                           ------------------           -------------------

 Income before extraordinary item                                   597                          297

 Extraordinary item:
   Prepayment penalty on early extinguishment of debt,
   net of tax                                                        --                       (1,335)
                                                           ------------------           -------------------

   Net income (loss)                                                597                       (1,038)

 Retained earnings, beginning of period                          23,752                       23,712
                                                           ------------------           -------------------
 Retained earnings, end of period                           $    24,349                  $    22,674
                                                           ------------------           -------------------
                                                           ------------------           -------------------

 Net income (loss) per share:
   Continuing operations                                    $       .52                  $      (.24)
   Discontinued operations                                           --                          .49
   Extraordinary item                                                --                        (1.14)
                                                           ------------------           -------------------
      Net income (loss) per share                           $       .52                  $      (.89)
                                                           ------------------           -------------------
                                                           ------------------           -------------------

 Average shares outstanding                                       1,140                        1,171
                                                           ------------------           -------------------
                                                           ------------------           -------------------



                             See accompanying notes

                        CONTINENTAL MATERIALS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED OCTOBER 1, 1994 AND OCTOBER 2, 1993
                                   (Unaudited)
                                 (000's omitted)



                                                                      OCTOBER 1,           OCTOBER 2,
                                                                        1994                 1993
                                                                   ---------------     ---------------

 Net cash provided (used) by operating activities                   $      1,828         $      (222)
                                                                    --------------     ---------------

 Investing activities:
  Capital expenditures                                                    (1,130)             (3,146)
  Proceeds from sale of property and equipment                               138                  --
  Investment in mining partnership                                          (258)               (813)
  Proceeds from sale of equity investment                                    250                 629
  Proceeds from sale of subsidiary                                            --              10,750
                                                                   ---------------     ---------------
 Net cash (used) provided by investing activities                         (1,000)              7,420
                                                                   ---------------     ---------------

 Financing activities:
  Borrowings under revolving credit facility                                 100               2,500
  Long-term borrowings                                                       --                3,500
  Repayment of long-term debt                                               (755)            (12,077)
  Prepayment penalty                                                          --              (2,023)
  Payments to acquire treasury stock                                          --                (263)
                                                                   ---------------     ---------------
 Net cash used by financing activities                                      (655)             (8,363)
                                                                   ---------------     ---------------

 Net increase (decrease) in cash and cash equivalents                        173              (1,165)
 Cash and cash equivalents:
  Beginning of year                                                        1,067               1,626
                                                                   ---------------     ---------------

  End of period                                                     $      1,240        $        461
                                                                   ---------------     ---------------
                                                                   ---------------     ---------------


 Supplemental disclosures of cash flow items:
 Cash paid during the nine months for:
  Interest                                                          $        602        $      1,109
  Income taxes                                                               408                 384



                             See accompanying notes

                        CONTINENTAL MATERIALS CORPORATION
       NOTES TO THE QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          QUARTER ENDED OCTOBER 1, 1994
                                   (Unaudited)


1. The unaudited interim consolidated financial statements included herein are prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual financial statements have been omitted. The interim financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of management, the consolidated financial statements include all adjustments (none of which were other than normal recurring adjustments) necessary for a fair statement of the results for the interim periods.

2. In June 1993, the Company sold its Imeco, Inc. ("Imeco") subsidiary. Imeco is treated as a discontinued operation and accordingly, its operating results are reported in this manner for all periods presented in the accompanying consolidated statements of earnings.

3. As discussed in Note 6 of Notes to Consolidated Financial Statements in the Company's 1993 Annual Report, the Company retained the exposure, if any, related to incidents involving Imeco products occurring prior to June 30, 1993. There have been no significant developments in the two previously disclosed claims currently in litigation.

4.   Income taxes are based upon the estimated effective tax rate for the year.

5. Operating results for the first nine months of 1994 are not necessarily indicative of performance for the entire year. Historically, sales of construction materials are higher in the second and third quarters. Overall, sales of heating and air-conditioning products have not shown strong seasonal fluctuations in recent years although product mix has historically yielded higher gross profit margins in the fourth quarter. (See Note 11 of Notes to Consolidated Financial Statements in the Company's 1993 Annual Report.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     FINANCIAL CONDITION (SEE PAGES 2 AND 5)

     Operations for the first three quarters of 1994 provided $1,828,000 in cash compared to using $222,000 in 1993. Improved earnings and an increase in accrued expenses account for a significant portion of the increase.
     Current earnings were used for investing activities and to pay down the Company's long term debt. The Company estimates that its short-term line of credit (of which $1,800,000 was outstanding at October 1, 1994) will be adequate for the remainder of 1994.

     OPERATIONS - COMPARISON OF QUARTER ENDED OCTOBER 1, 1994 TO QUARTER ENDED OCTOBER 2, 1993 (SEE PAGE 3)

     Consolidated net sales increased $3,679,000 (23.1%) as both of the Company's segments showed improvement. The increase in the construction materials segment, $2,304,000 (32.7%) is attributed to the continued strength in the Colorado Springs, Colorado area economy. A favorable construction market in the Southwest and hot and dry weather in the area served by Phoenix Manufacturing led to an increase of $1,377,000 (15.5%) in the heating and air-conditioning segment.

     Consolidated cost of sales (exclusive of depreciation and depletion) as a percentage of sales increased from 71.9% to 74.0%. The increase was primarily due to the heating and air-conditioning segment which experienced higher material costs related to product mix as well as recent product upgrades.

     Consolidated selling and administrative expenses increased $357,000 (13.1%) mainly due to increased sales.

     Consolidated interest expense rose $18,000 (9.4%) due to higher average interest rates.

     The Company's loss from its equity investment in Oracle Ridge Mining Partners was reduced significantly due to higher copper prices, decreased costs achieved through a mill renovation project completed in late 1993 and a smelter contract which has resulted in lower smelting and refining costs.

     OPERATIONS - COMPARISON OF NINE MONTHS ENDED OCTOBER 1, 1994 TO NINE MONTHS ENDED OCTOBER 2, 1993 (SEE PAGE 4)

     Consolidated net sales increased $7,939,000 (17.2%) due to the reasons noted above.

     Sales and administrative expenses increased $732,000 (9.0%) due to increased sales levels as well as additional costs incurred for a consulting project in the construction materials segment.

     Consolidated interest expense increased $53,000 (9.2%) due to higher average interest rates.

     The loss attributable to the Oracle Ridge Mining Partners investment was significantly reduced from $910,000 to $305,000 (66.5%) due to the reasons noted above.

     Historically, the Company has experienced operating losses during the first quarter. The following three quarters have generally improved over the previous quarter. This trend is expected to continue as sales of construction materials are generally higher in the second and third quarters while sales of heating and air-conditioning products, while not showing strong seasonality, experience product mix changes that yield higher gross profits in the third and fourth quarters.

PART II - Other Information



Item 6.   Exhibits and Reports on Form 8-K


     (a)  Exhibits:  None



     (b) Registrant filed no reports on Form 8-K during the quarter ended October 1, 1994.



                                    SIGNATURE




Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CONTINENTAL MATERIALS CORPORATION



Date:     November 4, 1994         By:  /S/ Joseph J. Sum

      -------------------------       ------------------------
                                      Joseph J. Sum, Vice President
                                      and Chief Financial Officer