Form 10-K
CONTINENTAL MATERIALS CORP
filed 1995-03-31
CIK 24104

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1994

OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the transition period from  __________________________ to__________________

          Commission file number 1-3834

                        Continental Materials Corporation
             (Exact name of registrant as specified in its charter)

                 Delaware                              36-2274391
(State or otherjurisdiction ofincorporation or    (I.R.S. Employer
  organization                                    Identification No.)

     225 West Wacker Drive, Suite 1800                      60606
          Chicago, Illinois                              (Zip Code)

(Address of principal executive offices)

Registrant's telephone number, including area code 312-541-7200

Securities registered pursuant to Section 12(b) of the Act:

          Title of each class      Name of each exchange on which registered
          -------------------      -----------------------------------------

     Common Stock - $.50 par value      American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes    X       No
                                                       -----         -----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this
Form 10-K.  [   ]

     The aggregate market value (based on March 21, 1995 closing price) of voting stock held by non-affiliates of registrant: Approximately $8,136,000.

     Number of common shares outstanding at March 21, 1995: 1,139,278.

     Incorporation by reference: Portions of registrant's definitive proxy statement for the 1995 Annual meeting of stockholders to be held on May 24, 1995 into Part III of this Form 10-K. (The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.)

     Index to Exhibits: on page 35 hereof.

NOTE: References to a "Note" are to the Notes to Consolidated Financial Statements which are included on pages 15 through 23 of this Annual Report on Form 10-K.



                                     PART I



Item 1.   BUSINESS


Continental Materials Corporation, Inc. and its subsidiaries (collectively referred to as the "Company") operate primarily in two industry segments, the Heating and Air Conditioning segment and the Construction Materials segment.
The Heating and Air Conditioning Segment is comprised of Phoenix Manufacturing, Inc. ("Phoenix") of Phoenix, Arizona and Williams Furnace Co. ("Williams") of Colton, California. The Construction Materials segment is comprised of Castle Concrete Company ("Castle") and Transit Mix Concrete Co. ("Transit Mix") both of Colorado Springs, Colorado.

The Heating and Air Conditioning segment manufactures wall furnaces, console heaters, evaporative air coolers and fan coil/air handler product lines. Numerous models with differing heating or cooling capacities as well as exterior appearances are offered within each line.

The Construction Materials segment is involved in the production and sale of ready mix concrete and other building materials as well as the exploration, extraction and sales of limestone, sand and gravel.

In addition to the above operating segments, a General Corporate and Other classification is utilized covering the general expenses of the corporate office which provides treasury, insurance and tax services as well as strategic business planning and general management services.

The Company has a 30% interest in Oracle Ridge Mining Partners ("ORMP"). ORMP is a general partnership which operates a copper mine near Tucson, Arizona. The Company is not the managing partner of ORMP and thus its operations are accounted for on the equity method with the Company's share of ORMP's operations presented in the other income and expense section of the Company's operating statements.

Financial information relating to industry segments appears in Note 12 on page 23 of this Form 10-K. Summary financial information on ORMP appears in Note 4 on page 18 and audited financial statements for ORMP are included in Item 8 of this Form 10-K. See index to item 8 on page 11.

MARKETING, SALES AND SUPPORT
----------------------------


MARKETING

The Heating and Air Conditioning segment markets its products throughout the United States through plumbing, heating and air conditioning wholesale distributors as well as direct to some major retail home-centers and other retail outlets. Phoenix and Williams utilize independent manufacturers representatives. The Company also employs a small staff of sales personnel. Sales in this segment are predominantly in the United States and are concentrated in the Western and Southwestern states. Sales of Williams' furnaces usually increase in the months of September through January. Sales of Phoenix' evaporative coolers usually increase in the months of February through June. In order to sell wall furnaces and evaporative coolers during the "off season", Williams and Phoenix offer extended payment terms to their customers.

The Construction Materials segment markets its products primarily through its own direct sales representatives and confines its sales to the Colorado Springs area. Sales are made to government entities, general and sub-contractors and individuals. The businesses of Castle and Transit Mix are affected by the general economic conditions in Colorado Springs (as it relates to construction) and weather conditions. Revenues usually decline in the winter months as the pace of construction slows.

During 1994, no customer accounted for 10% or more of the total sales of either segment.


CUSTOMER SERVICE AND SUPPORT

While the companies in the Heating and Air Conditioning segment do not perform installation services, they are committed to after-sales service and support of the products. In addition, Williams holds training sessions at its plant for distributors, contractors, utility company employees and other potential customers. The companies in the Construction Materials segment routinely take a leadership role in formulation of the products to meet the strength requirements of their customers.

BACKLOG


At December 31, 1994, Williams' order backlog was approximately $900,000 ($1,100,000 at January 1, 1994) the majority of which represented orders for furnaces.

At December 31, 1994, Phoenix had a backlog of approximately $3,000,000 ($1,100,000 at January 1, 1994) representing primarily preseason cooler orders.

The above backlogs are all related to the heating and air conditioning segment and are expected to be filled during the first quarter of 1995.

At December 31, 1994 Transit Mix and Castle had a backlog of approximately $3,100,000 ($2,600,000 at January 1, 1994) primarily relating to construction contracts awarded and expected to be filled during the first half of 1995.

Management does not believe that any of the above backlogs represent a trend but rather are indicative only of the timing of orders received or contracts awarded.

RESEARCH AND DEVELOPMENT/PATENTS

All companies rely upon, and intend to continue to rely upon, unpatented proprietary technology and information. In addition, recent research and development activities in the Heating and Air Conditioning segment has lead to patent applications related to Phoenix' Power Cleaning System for the evaporative coolers and the configuration of the heat exchanger for Williams' furnaces which has increased efficiency above that previously offered by the industry. The Company believes its interests in its patent applications, as well as its proprietary knowledge are sufficient for its businesses as currently conducted.


MANUFACTURING

The Company conducts its manufacturing operations through a number of facilities as more completely described in Item 2, Properties, below.

Due to the seasonality of its businesses, Williams and Phoenix build inventory during their "off seasons" in order to have adequate wall furnace and evaporative cooler inventory to sell during the "season".

In general, raw materials required by the Company can be obtained from various sources in the quantities desired. The Company has no long-term supply contracts and does not consider itself dependent on any individual supplier.

Compliance with environmental protection laws and regulations has not had any material effect upon the Company's capital expenditures, earnings, or competitive position. Castle and Transit Mix have obtained reclamation bonds in the aggregate amount of $860,000 and $1,038,000 respectively to cover the estimated cost of future reclamation on properties currently being mined.


COMPETITIVE CONDITIONS

HEATING AND AIR CONDITIONING - Williams is one of four principal companies producing wall furnaces and holds a significant share of the wall furnace market (excluding units sold to the recreational vehicle industry). The wall furnace market is only a small component of the heating industry. Williams' plant in Colton, California is located close to the major wall furnace markets and it covers the remaining market areas from three warehouse locations situated throughout the country. The sales force consists of Williams' sales personnel and manufacturers' representatives. The entire heating industry is dominated by manufacturers (most of which are substantially larger than the Company) selling diversified lines of heating and air conditioning units directed primarily toward central heating and cooling systems.

Williams also manufactures a line of gas fired console heaters. Distribution is similar to wall furnaces with the principal market areas in the South and Southeast. There are five other manufacturers, none of whom is believed to have a dominant share of the market.

Williams is a producer of fan coils. Fan coil sales are usually obtained through a competitive bidding process. This market is dominated by International Environmental Corp., a subsidiary of LSB Industries, Inc., a manufacturer of a diversified line of commercial and industrial products. There are also a number of other companies that produce fan coils. All of the producers compete on the basis of price and timeliness of delivery.

Phoenix produces evaporative air coolers. This market is dominated by Adobe Air. There is one other principal competitor plus a number of other small companies that produce evaporative coolers. All producers of evaporative air coolers compete aggressively on the basis of price.

CONSTRUCTION MATERIALS - Transit Mix is one of three companies producing ready mix concrete in the Colorado Springs area. Although Transit Mix holds a significant share of the market served, the other two competitors compete aggressively on the basis of price.

There are a number of producers of aggregates, sand and gravel in the marketing area served by Transit Mix and Castle who compete aggressively on the basis of price and service.

Metal doors and door frames, rebar, reinforcement and other construction materials sold in the Colorado Springs metropolitan area are subject to intense competition. Transit Mix competes aggressively with two larger companies and a number of small competitors. However, Transit Mix has a slight competitive advantage in that many of its customers also purchase concrete, sand and aggregates from Transit Mix and Castle whereas our competitors for these particular product lines do not offer concrete, sand or aggregates.


EMPLOYEES

The Company employed 552 persons as of December 31, 1994. Employment varies throughout the year due to the seasonal nature of sales and thus to a lesser extent, production. A breakdown of the prior three years employment at year end by segment was:



                                        1994      1993      1992
                                      -------   -------   -------

          Heating and Air Conditioning    335       371       516
          Construction Materials          203       188       183
          Corporate Office                 14        14        14
                                      -------   -------   -------
            Total                         552       573       713
                                      -------   -------   -------
                                      -------   -------   -------


Factory employees at the Colton, California plant are represented by the Amalgamated Industrial Workers Union under a contract that expires in June 1997. Certain drivers, laborers and mechanics at the Colorado Springs facilities are represented by the Western Conference of Teamsters. The contract expired on February 28, 1995 and negotiations are ongoing.

The Company considers relations with its employees and with its unions to be good.



Item 2.   PROPERTIES

The heating and air conditioning segment operates out of one owned (Colton, California) and one leased facility (Phoenix, Arizona). Both manufacturing facilities utilized by this segment are, in the opinion of management, in good condition and sufficient for the Company's current needs. Productive capacity exists at the locations such that the Company could exceed the highest volumes achieved in prior years or expected in the foreseeable future and maintain timely delivery.

The construction materials segment operates out of two owned facilities in Colorado Springs, Colorado. Additionally, this segment owns four mining properties in four counties in the vicinity of Colorado Springs, Colorado. In the opinion of management, these four properties contain permitted and minable reserves sufficient to service sand, rock and gravel requirements for the foreseeable future.

The corporate office operates out of leased facilities in Chicago, Illinois.



Item 3.   LEGAL PROCEEDINGS

See Note 6 on page 19 of this Annual Report on Form 10-K.



Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1994.


                                     PART II



Item 5.   MARKETING FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS


Continental Materials Corporation shares are traded on the American Stock Exchange under the symbol CUO. Market prices for the past two fiscal years are:


                                                        High       Low
                                                        ----       ---
          1994      Fourth Quarter                    13 3/4    10 7/8
                    Third Quarter                     13 7/8    10 7/8
                    Second Quarter                    11 3/8     9 1/8
                    First Quarter                     10 3/8     7 7/8

          1993      Fourth Quarter                     8 1/2     7 7/8
                    Third Quarter                      9 1/4         8
                    Second Quarter                     8 3/4     7 7/8
                    First Quarter                      9 3/4     6 3/4


Trading during the two months ended February 28, 1995 ranged from 11 1/8 to 12 3/8.

At December 31, 1994, the Company had approximately 3,400 shareholders of record.

The Company has never paid a dividend. The Company's policy is to reinvest earnings from operations, and the Company expects to follow this policy for the foreseeable future. In addition, the covenants of the Company's unsecured term loan require prior approval of dividends by the lenders. See Note 5 on page 18.

Item 6.   SELECTED FINANCIAL DATA


SELECTED FINANCIAL DATA  (Amounts in thousands, except per share amounts)


------------------------------------------------------------------------------------------------------------------------

                                              1994      1993      1992      1991      1990
                                           -------   -------   -------   -------   -------
SUMMARY OF OPERATIONS
Net sales from continuing operations       $75,294   $62,495   $60,982   $58,043   $55,120
                                           -------   -------   -------   -------   -------
Net income (loss) from continuing
  operations                                 1,849     1,187     1,201     1,132    (1,035)
Net (loss) income from discontinued
  operation                                  (464)       188   (1,064)     (534)     (116)
Extraordinary item, net                         --   (1,335)        --        --      --
                                           -------   -------   -------   -------   -------
Net income (loss)                           $1,385    $   40    $  137    $  598   $(1,151)
                                           -------   -------   -------   -------   -------
                                           -------   -------   -------   -------   -------


PER SHARE DATA
Continuing operations                       $ 1.62    $ 1.02    $ 1.02     $ .96    $ (.88)
Discontinued operation                       (.41)       .16     (.90)     (.45)      (.10)
Extraordinary item                              --    (1.15)        --        --      --
                                           -------   -------   -------   -------   -------
Net income (loss)                           $ 1.21    $  .03    $  .12    $  .51      (.98)
                                           -------   -------   -------   -------   -------
                                           -------   -------   -------   -------   -------
Average shares outstanding during year       1,140     1,164     1,174     1,174     1,173


FINANCIAL CONDITION
Current ratio                                2.0:1     2.2:1     2.5:1     2.5:1     2.6:1
Total assets                               $48,162   $45,424   $54,916   $55,425   $57,561
Long-term debt, including current
  portion                                    4,923     6,819    16,114    17,950    21,061
Shareholders' equity                        26,789    25,404    25,660    25,523    24,924
Ratio of net worth to long-term debt          5.44      3.73      1.59      1.42      1.18
Book value per share                       $ 23.50  $  22.28   $ 21.86   $ 21.73   $ 21.23


CASH FLOWS
Net cash provided by (used in):
Operating activities                       $ 7,191   $ 2,727   $ 4,925   $ 5,132   $ 3,696
Investing activities                       (1,884)     6,628   (3,182)   (1,134)   (2,215)
Financing activities                       (3,596)   (9,914)   (1,836)   (3,112)   (1,916)
                                           -------   -------   -------   -------   -------
Net increase (decrease) in cash and
  cash equivalents                         $ 1,711  $  (559)   $  (93)    $  886   $  (435)
                                           -------   -------   -------   -------   -------
                                           -------   -------   -------   -------   -------


Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

(References to a "Note" are to Notes to Consolidated Financial Statements)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES



Cash and cash equivalents increased to $2,778,000 at year end compared to $1,067,000 the prior year.

Cash provided from operations in 1994 of $7,191,000 exceeded the $2,727,000 provided in 1993 and the $4,925,000 generated in 1992. The increase in net cash generated by operating activities in 1994 was mainly due to improved sales volume and increased levels of accounts payable and accrued expenses. Accounts payable increased mainly due to the early purchase of raw materials in 1994 for which 1995 price increases had been announced. The increase in accruals was primarily due to the timing of payments with a decrease expected during the first quarter of 1995. The reduction in 1993 from the 1992 level was largely due to working capital changes.

Net cash used in investing activities was $1,884,000 in 1994 and $3,182,000 in 1992. Net cash of $6,628,000 was provided by investing activities in 1993 primarily as a result of the sale of Imeco, Inc. During 1994, the Company invested $561,000 in Oracle Ridge Mining Partners, comparable to the amount invested during 1992 but approximately half of the investment required in 1993. In addition, during 1993, proceeds of $704,000 were received from the sale of an equity investment.

Capital expenditures for 1994, 1993 and 1992 were $1,775,000, $3,677,000 and
$2,438,000 respectively. There were no significant commitments for capital expenditures at the end of 1994. Budgeted capital expenditures for 1995, exclusive of equipment that may be acquired under operating leases, are approximately $2,756,000 (primarily routine replacements and upgrades), $450,000 more than planned depreciation. The 1995 expenditures will be funded from internal sources and available borrowing capacity.

In connection with the sale of Imeco, the Company retained responsibility, if any, on product liability claims involving Imeco equipment occurring prior to the June 30, 1993 sale date. The 1994 results were reduced by $726,000, $426,000 after related tax benefits. This provision is the result of new developments related to these product liability matters. In March 1995, the Company settled the suit brought by ConAgra and their insurance carrier. The amount of the settlement was fully reserved as of December 31, 1994. The remaining Imeco claims are not expected to have a material effect on future earnings. See Note 6.

During 1994, cash of $3,596,000 was used in financing activities. The short-term line of credit was paid off and scheduled long-term debt payments were met. During 1993, cash of $9,914,000 was used in financing activities. The Company used cash from the sale of Imeco, $1,700,000 of borrowings under the line of credit and a portion of the $3,500,000 received from an amendment to the Company's credit agreement with two banks, to repay $12,795,000 of fixed rate long-term debt and the related prepayment penalty of $2,023,000. In addition, the Company acquired 34,000 shares of treasury stock for $296,000 during 1993. Cash of $1,836,000 was used in 1992 to repay scheduled long-term debt payments.

In February 1995, the Company amended its credit agreement with two banks to provide $500,000 of additional term debt. The additional debt replaced cash from available funds that was used to pay off an existing mortgage note in November 1994. The $12,000,000 unsecured short-term line of credit remains intact for use in funding seasonal sales programs at Williams Furnace Co. and Phoenix Manufacturing, Inc. The line is also used for stand-by letters of credit to insurance carriers in support of deductible amounts under the Company's insurance program. The interest rates on both the term loan and the short-term line will be reduced to prime during 1995 as certain 1994 profitability goals, set forth in the credit agreement, were met.

The Company anticipates the primary source of cash flow in 1995 to be from its operating subsidiaries. This cash flow, supplemented by the line of credit, is sufficient to cover normal and expected future cash needs, including servicing debt and planned capital expenditures.

OPERATIONS
1994 VS. 1993


Consolidated net sales from continuing operations increased $12,799,000 (21%).
A majority of the increase ($7,698,000) occurred in the construction materials segment. Strong economic conditions and mild weather patterns led to high sales levels throughout the year, including the normally slow winter months. The heating and air-conditioning segment also realized gains of $5,100,000 mainly attributable to hot and dry weather patterns in the areas serviced by Phoenix Manufacturing, Inc.

The continued high level of price competition experienced at all of the Company's subsidiaries is expected to continue into 1995. During 1994, the Company experienced some increases in the cost of key raw materials. Selling prices were increased but the Company was unable to recover all of such cost increases.

Cost of sales (exclusive of depreciation and depletion) remained consistent at 76% between years. The 1.7% decline in the heating and air-conditioning segment, due to price competition and the raw material cost increases, was offset by 1.5% improvement in the construction materials segment due mainly to increased volume as a relatively large portion of its operating costs and expenses are fixed in nature.

Selling and administrative expenses rose $1,297,000 (12%) although they declined as a percentage of net sales from 17% to 16%.

The increase in operating income is mainly due to the increase in net sales.

The Company recorded a loss of $545,000 related to its investment in Oracle Ridge Mining Partners compared to $1,188,000 in the prior year. The reduction in the loss is attributed to increased production and higher copper prices as well as nonrecurring development costs incurred in the prior year. In 1993, the project was shut down for a three-month period to install equipment and facilities to increase production and improve copper recovery. Copper prices increased throughout 1994, beginning around 74 cents per pound in January and ending at $1.38. Since then, prices have decreased slightly to $1.30 as of the end of February 1995. During 1994, the partnership entered into a one-year agreement beginning September 1994 which fixes the price that the partnership receives for the copper it produces at $1.07 per pound on approximately 50% of ORMP's production. Copper prices have historically been, and are expected to remain volatile.

Discussion of the discontinued operation and the prepayment penalty is presented above under the heading Financial Condition, Liquidity and Capital Resources.

The Company's effective income tax rate on income from continuing operations (34.2%) reflects federal and state statutory rates adjusted for the effect of non-deductible expenses and other tax items. The current year was favorably impacted by a substantially higher percentage depletion allowance. The 1993 rate was favorably influenced by the reversal of certain income tax contingencies related to matters resolved in favor of the Company. (See Note 10 for the rate reconciliation).

OPERATIONS
1993 VS. 1992


Consolidated net sales from continuing operations increased $1,513,000 (2%). The net sales of the heating and air-conditioning segment accounted for virtually all of the gain while the net sales of the construction materials segment remained strong but static compared to the previous year. Sales at Williams Furnace Co. increased 12% due to a strengthening in the markets served and acceptance in the market place of the company's higher efficiency furnaces. Sales at Phoenix Manufacturing, Inc. declined reflecting cool, wet weather last spring in the southwestern states.

The Company experienced a high level of price competition at all of its subsidiaries which the Company expects to continue into 1994. During 1993, inflation was not a significant factor at any of the operations.

Cost of sales (exclusive of depreciation and depletion) increased marginally due to higher than normal workers' compensation costs in the construction materials segment.

Selling and administrative expenses increased $764,000 (8%) due to the increase in sales and additional costs associated with new product development and marketing. As a percentage of sales, selling and administrative expense increased from 16% to 17%.

The decrease in the operating income reflects the higher selling and administrative cost as well as the marginal increase in cost of sales.

The decrease in interest expense of $98,000 reflects a lower interest rate on term debt during 1993.

The Company recorded a loss of $1,188,000 related to its investment in Oracle Ridge Mining Partners. This loss represents the Company's share (30%) of the loss of the partnership for 1993. The Company began accounting for this investment on the equity basis in 1993 (see Note 4). The loss is due to mine development costs, lower than expected mill recoveries and weak copper prices throughout 1993. The project was shut down from August 2 through the end of October to install equipment and facilities to improve copper recovery. Copper prices decreased throughout most of 1993 reaching a low of approximately 72 cents per pound in the fourth quarter. Since then, prices have improved to approximately 90 cents per pound as of the beginning of March 1994. Copper prices have historically been, and are expected to remain volatile.

The Company realized a gain of $794,000 from the sale of an equity investment previously held by Transit Mix Concrete Co.

Discussion of the discontinued operation and the prepayment penalty is presented above under the heading Financial Condition, Liquidity and Capital Resources.

The Company's 1993 effective income tax rate on income from continuing operations was favorably influenced by the reversal of certain income tax contingencies related to matters resolved in favor of the Company (see Note 10 for the rate reconciliation).

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                    PAGE


          Financial Statements and Schedules of Continental
           Materials Corporation and report thereon:

            Consolidated statements of operations and
             retained earnings for fiscal years
             1994, 1993 and 1992                                     12

            Consolidated statements of cash flows
             for fiscal years ended 1994, 1993 and 1992              13

            Consolidated balance sheets at December 31, 1994
             and January 1, 1994                                     14

            Notes to consolidated financial statements              15-23

            Independent Auditors' Report                             24

          Financial Statements and Schedules of Oracle
           Ridge Mining Partners and report thereon:

            Independent Auditors' Report                             25

            Balance sheet at December 31, 1994                       26

            Statement of operations for the fourteen-month
             period ended December 31, 1994                          27

            Statement of partners' deficit for the fourteen-
             month period ended December 31, 1994                    28

            Statement of cash flows for the fourteen-month
             period ended December 31, 1994                          29

            Notes to financial statements                           30-33

CONTINENTAL MATERIALS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
For Fiscal Years 1994, 1993 and 1992
(Amounts in thousands, except per share data)

--------------------------------------------------------------------------------


                                              1994           1993           1992
                                        ----------     ----------     ----------
NET SALES                                 $ 75,294       $ 62,495       $ 60,982



COSTS AND EXPENSES
Cost of sales (exclusive of depreciation
 and depletion)                             57,244         47,648         46,254
Depreciation and depletion                   2,311          2,353          2,356
Selling and administrative                  11,784         10,487          9,723
                                        ----------     ----------     ----------

Operating income                             3,955          2,007          2,649
Interest expense                             (767)          (770)           (868)
Gain on sale of equity investment              --             794            --
Equity loss from mining partnership          (545)        (1,188)            --
Write-off of terminated acquisition costs      --             --            (117)
Other income, net                              168            252            160
                                        ----------     ----------     ----------
Income from continuing operations
 before income taxes                         2,811          1,095          1,824
Income tax provision (benefit)                 962           (92)            623
                                        ----------     ----------     ----------
Net income from continuing operations        1,849          1,187          1,201
Discontinued operation, net of tax:
 (Loss) from discontinued operation            --           (637)         (1,064)
 (Loss) gain on sale of
   discontinued operation                    (464)            825            --
                                        ----------     ----------     ----------
 (Loss) gain from discontinued operation     (464)            188         (1,064)
                                        ----------     ----------     ----------
Income before extraordinary item             1,385          1,375            137
Extraordinary item, net of tax:
 Prepayment penalty on early extinguish-
  ment of debt                                 --         (1,335)            --
                                        ----------     ----------     ----------
Net income                                   1,385             40            137
Retained earnings, beginning of year        23,752         23,712         23,575
                                        ----------     ----------     ----------
Retained earnings, end of year            $ 25,137       $ 23,752       $ 23,712
                                        ----------     ----------     ----------
                                        ----------     ----------     ----------

Net income (loss) per share:
 Continuing operations                     $  1.62        $  1.02        $  1.02
 Discontinued operation                      (.41)            .16          (.90)
 Extraordinary (loss)                          --          (1.15)            --
                                        ----------     ----------     ----------
 Net income per share                      $  1.21        $   .03        $   .12
                                        ----------     ----------     ----------
                                        ----------     ----------     ----------
Weighted average shares                      1,140          1,164          1,174
                                        ----------     ----------     ----------
                                        ----------     ----------     ----------






    The accompanying notes are an integral part of the financial statements.

CONTINENTAL MATERIALS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS For Fiscal Years 1994, 1993, and 1992 (Amounts in thousands)
--------------------------------------------------------------------------------


                                                                    1994           1993           1992
                                                                 ----------     ----------     ----------
Operating activities:
 Net income                                                         $ 1,385        $    40        $   137
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and depletion                                         2,311          2,854          3,358
   Deferred income tax benefit                                         (66)          (971)           (131)
   Provision for doubtful accounts                                      148             79            177
   Gain on sale of property and equipment                             (133)           (18)            (63)
   Gain on sale of equity investment                                    --           (794)            --
   Gain on sale of discontinued operation                               --         (1,050)            --
   Loss on early retirement of debt                                     --           2,023            --
   Equity loss from mining partnership                                  545          1,188            --
Changes in operating assets and liabilities, net of
   effects from sale of subsidiary:
   Receivables                                                      (1,395)          (841)           (685)
   Inventories                                                         (61)            404            872
   Prepaid expenses                                                    (92)             38            137
   Income taxes                                                       (145)          (374)            671
   Accounts payable and accrued expenses                              5,037             49            572
   Other                                                              (343)            100           (120)
                                                                 ----------     ----------     ----------
Net cash provided by operating activities                             7,191         2,727`          4,925
                                                                 ----------     ----------     ----------
Investing activities:
   Capital expenditures                                             (1,775)        (3,677)         (2,438)
   Investment in mining partnership                                   (561)        (1,194)           (567)
   Return of investment (equity investment) in
      environmental managment venture                                   250            --            (250)
   Proceeds from sale of property and equipment                         202             45             73
   Proceeds from sale of equity investment                              --             704            --
   Proceeds from sale of discontinued operation                         --          10,750            --
                                                                 ----------     ----------     ----------
Net cash (used in) provided by investing activities                 (1,884)          6,628         (3,182)
                                                                 ----------     ----------     ----------
Financing activities:
   (Repayment) borrowings under revolving credit facility           (1,700)          1,700            --
   Long-term borrowings                                                 --           3,500            --
   Repayment of long-term debt                                      (1,896)       (12,795)         (1,836)
   Prepayment penalty                                                   --         (2,023)            --
   Payments to acquire treasury stock                                   --           (296)            --
                                                                 ----------     ----------     ----------
Net cash used in financing activities                               (3,596)        (9,914)         (1,836)
                                                                 ----------     ----------     ----------
Net increase (decrease) in cash and cash equivalents                  1,711          (559)            (93)
Cash and cash equivalents:
   Beginning of year                                                  1,067          1,626          1,719
                                                                 ----------     ----------     ----------
   End of year                                                      $ 2,778        $ 1,067        $ 1,626
                                                                 ----------     ----------     ----------
                                                                 ----------     ----------     ----------
Supplemental disclosures of cash flow items:
Cash paid during the year for:
   Interest                                                         $   773        $ 1,335        $ 1,877
   Income taxes                                                         916            546            287



Supplemental Schedule of non-cash investing and financing activities:
A portion of the proceeds from the sale of equity investment was in the form of preferred stock valued at $90.


    The accompanying notes are an integral part of the financial statements.

Continental Materials Corporation
Consolidated Balance Sheets  December 31 and January 1, 1994
(Amounts in thousands except share data)
-------------------------------------------------------------------------------

                                                DECEMBER 31,        JANUARY 1,
                                                   1994               1994
                                                ------------       ------------
ASSETS
Current assets:
 Cash and cash equivalents                          $  2,778           $  1,067
 Receivables less allowance of $248 and $139          11,376             10,129
 Inventories                                          16,497             16,435
 Prepaid expenses                                      1,505              1,291
                                                ------------       ------------
      Total current assets                            32,156             28,922
                                                ------------       ------------
Property, plant and equipment:
 Land and improvements                                 1,713              1,713
 Buildings and improvements                            7,731              7,685
 Machinery and equipment                              38,617             37,609
 Mining properties                                     2,329              2,329
 Less accumulated depreciation and depletion        (36,664)            (35,007)
                                                ------------       ------------
                                                      13,726             14,329
                                                ------------       ------------
Other assets:
 Investment in mining partnership                      1,539              1,523
 Other                                                   741                650
                                                ------------       ------------
                                                       2,280              2,173
                                                ------------       ------------
                                                    $ 48,162           $ 45,424
                                                ------------       ------------
                                                ------------       ------------

LIABILITIES
Current liabilities:
 Bank loan payable                                   $   --            $  1,700
 Current portion of long-term debt                     1,411              1,896
 Accounts payable                                      7,017              4,747
 Income taxes                                             10                155
 Accrued expenses:
  Compensation                                         1,836              1,219
  Reserve for self-insured losses                      3,278              2,077
  Profit sharing                                       1,146                673
  Other                                                1,433                957
                                                ------------       ------------
      Total current liabilities                       16,131             13,424
                                                ------------       ------------

Long-term debt                                         3,512              4,923
                                                ------------       ------------
Commitments and contingencies (Notes 6 and 8)
                                                ------------       ------------
Deferred income taxes                                  1,730              1,673
                                                ------------       ------------

SHAREHOLDERS' EQUITY
Common shares, $.50 par value; authorized
 3,000,000 shares; issued 1,326,588 shares               663                663
Capital in excess of par value                         3,484              3,484
Retained earnings                                     25,137             23,752
Treasury shares                                      (2,495)             (2,495)
                                                ------------       ------------
                                                      26,789             25,404
                                                ------------       ------------
                                                    $ 48,162           $ 45,424
                                                ------------       ------------
                                                ------------       ------------




    The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include Continental Materials Corporation and all of its subsidiaries (the "Company"). Beginning in 1993, the equity method of accounting is used for the Company's 30% interest in Oracle Ridge Mining Partners. Prior to 1993, this investment was accounted for on the cost basis.

Certain prior years' amounts have been reclassified to conform with the current presentation.

INVENTORIES
Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 88% of total inventories at December 31, 1994 (87% at January 1, 1994). The cost of all other inventory is determined by the first-in, first-out (FIFO) method.

PROPERTY AND DEPRECIATION
Property, plant and equipment are carried at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method as follows:

               Buildings . . . . . . . . .    10 to 31 years
               Leasehold improvements. . .   Terms of leases
               Machinery and equipment . .     3 to 10 years

The cost of property sold or retired and the related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in other income. Maintenance and repairs are charged to expense as incurred.
Major renewals and betterments are capitalized and depreciated over their useful lives.

RETIREMENT PLANS
The Company and certain subsidiaries have various contributory and noncontributory defined contribution profit sharing retirement plans for specific employees. Costs under the plans are charged to operations as incurred. The plans are funded currently with the exception of the executive deferred compensation plan and the supplemental profit sharing plan.

RESERVE FOR SELF-INSURED LOSSES
The Company's risk management program provides for certain levels of loss retention for workers' compensation, automobile liability and general and product liability claims. The provision for self-insured losses is recorded based on the Company's estimate of the liability for claims incurred in accordance with the requirements of Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies."

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

INCOME TAXES
Income taxes are reported consistent with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred taxes reflect the future tax consequences associated with the differences between financial accounting and tax bases of assets and liabilities.

CONCENTRATION OF CREDIT RISK
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables and temporary cash investments. The Company invests its excess cash in commercial paper of companies with strong credit ratings. These securities typically mature within 30 days. The Company has not experienced any losses on these investments.

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. See
Note 12 for a description of the Company's customer base and geographical location by segment.

FISCAL YEAR END
In 1993, the Company changed its fiscal year end from the Friday to the Saturday nearest December 31. The effect of the change on the 1993 financial statements was immaterial. Fiscal 1994, 1993 and 1992 each consist of 52 weeks.


2. DISCONTINUED OPERATION
In June 1993, the Company sold its Imeco, Inc. ("Imeco") subsidiary for a cash payment of $10,750,000. Net assets at the sale date consisted primarily of receivables of $1,909,000, inventories of $1,397,000 and payables of $1,380,000 as well as non-current assets of net property, plant and equipment of $3,204,000 and net intangibles of $3,771,000.

The sale resulted in a pre-tax gain of $1,050,000 ($825,000 after-tax or $0.71 per share). This gain is net of an accrual, recorded in the fourth quarter of 1993, for management's best estimate of possible costs to be incurred related to product liability suits retained by the Company. During the fourth quarter of 1994, the Company re-evaluated the accrual and, based on updated information, recorded an additional $726,000 ($464,000 after-tax or $0.41 per share). See
Note 6.

The results of Imeco have been reported separately as a component of discontinued operations in the Consolidated Statements of Operations and Retained Earnings. Net sales of Imeco were $7,513,000 and $18,187,000 for the six months ended June 30, 1993 and fiscal year 1992, respectively.

3. INVENTORIES
Inventories consisted of the following (amounts in thousands):



                                                DECEMBER 31,        January 1,
                                                   1994               1994
                                               -------------      -------------
          Finished goods                            $  8,882           $  9,521
          Work in process                              1,208              2,802
          Raw materials
           and supplies                                5,407              5,112
                                               -------------      -------------
                                                     $16,497            $16,435
                                               -------------      -------------
                                               -------------      -------------



If inventories valued on the LIFO basis were valued at current costs, inventories would be higher as follows: 1994--$2,716,000 1993--$2,456,000; and 1992--$2,643,000.


4. INVESTMENT IN MINING PARTNERSHIP
The Company has a 30% ownership interest in Oracle Ridge Mining Partners. ORMP is a general partnership which operates a copper mine primarily situated in Pima County, Arizona. The Company accounted for its investment in ORMP on the cost basis through the end of 1992. In late 1992, the partners of ORMP purchased the obligations owed by the partnership to a bank that had provided a majority of the funding for the redevelopment and initial operating stages of the project.

Since the end of 1992, the partners have directly provided all of the financing needs of ORMP. Consequently, beginning in 1993, the Company changed its accounting for the investment in ORMP to the equity method.

The Company's share of the losses from ORMP in 1994 and 1993 was $545,000 and $1,188,000, respectively. The Company made cash advances of $561,000 and $1,194,000 to ORMP during 1994 and 1993, respectively.

The realization of this investment is contingent upon the successful operation of the Oracle Ridge mine.

The Company's interest in the assets, liabilities, and results of operations of Oracle Ridge Mining Partners as of and for the years ended December 31, 1994 and 1993 is summarized as follows (amounts in thousands):


                                                          1994          1993
                                                       ----------    ----------
    Current assets                                        $ 1,300       $   797
    Non-current assets                                      8,259         8,422
    Current liabilities                                   (2,065)        (1,842)
    Equity and advances of other joint venturer           (5,350)        (5,196)
                                                       ----------    ----------
    Interest in net assets                                  2,144         2,181
    Excess of interest in net assets over
      carrying value of investment                          (605)          (658)
                                                       ----------    ----------
    Investment at December 31                             $ 1,539       $ 1,523
                                                       ----------    ----------
                                                       ----------    ----------

    Net sales                                             $ 5,953       $ 3,065
                                                       ----------    ----------
                                                       ----------    ----------

    Gross profit                                          $ (846)       $(3,267)
                                                       ----------    ----------
                                                       ----------    ----------
    Net loss                                             $(1,973)       $(4,009)
                                                       ----------    ----------
                                                       ----------    ----------

    Share of loss reflected in Company's
     Statement of Operations                              $ (545)      $(1,188)
                                                       ----------    ----------
                                                       ----------    ----------


5. LONG-TERM DEBT
Long-term debt consisted of the following (amounts in thousands):


                                                     December 31,    January 1,
                                                        1994           1994
                                                    ------------- -------------
    Unsecured term loan                                   $ 4,900       $ 6,300
    Mortgage note                                             --            486
    Other                                                      23            33
                                                    ------------- -------------
                                                            4,923         6,819
    Less current portion                                    1,411         1,896
                                                    ------------- -------------

                                                          $ 3,512       $ 4,923
                                                    ------------- -------------
                                                    ------------- -------------


The unsecured term loan is payable to two banks in semi-annual installments of $700,000 with final principal payment of all then unpaid principal due on April 20, 1996. The loan bears interest at prime plus 3/4% (prime was 8.5% at December 31, 1994).

The Company is required by the unsecured term loan to maintain certain levels of consolidated tangible net worth, to attain certain levels of cash flow (as defined) on an annual basis, and to maintain certain ratios including consolidated debt to consolidated tangible net worth. Additional borrowing, acquisition of stock of other companies, purchase of treasury shares and payment of cash dividends are either limited or require prior approval by the lenders.

Aggregate long-term debt matures as follows (amounts in thousands):

                    1995                         $1,411
                    1996                          3,512
                                               --------
                                                 $4,923
                                               --------


During 1994, the Company had a $12,000,000 unsecured line of credit ($9,000,000 in 1993) with two banks to be used for short-term cash needs and standby letters of credit. Interest was charged at the rate of prime plus 1/4% on cash borrowings. The weighted average interest rate was 7.2% for fiscal 1994 and 6.3% for fiscal 1993. There was no outstanding balance at December 31, 1994. The outstanding balance at January 1, 1994 was $1,700,000.

At December 31, 1994, the Company had letters of credit outstanding totalling approximately $4,429,000 which primarily guarantee various insurance activities.

In February 1995, the Company amended its credit agreement with two banks to provide an additional $500,000 of term debt. Interest rates on both the term debt and the short-term line will be reduced to prime during 1995 as certain 1994 profitability goals, as set forth in the credit agreement, were met.


6. COMMITMENTS AND CONTINGENCIES
As discussed in Note 2, the Company retained the responsibility, if any, related to incidents involving Imeco products occurring prior to June 30, 1993. During 1992 ConAgra, Inc. d/b/a Armour Food Company and its insurance carrier, Arkwright Mutual Insurance Company, each filed suit against Imeco and Central Ice Machine Company in the District Court of Douglas County, Nebraska. In March 1995, the Company settled the suit. The amount of the settlement was fully reserved as of December 31, 1994. Imeco was also named as one of the defendants in a product liability matter in which an individual was seriously injured while servicing an evaporative condensor unit manufactured by Imeco. No amount of damages has yet been stated. For the period involved, the Company maintained an aggregate deductible amount of $1,000,000 pertaining to product liability claims and a $10,000,000 umbrella policy for losses in excess of $1,000,000. The Company is vigorously defending the claim. Although this proceeding is not expected to have a material effect on financial condition, a negative resolution of this matter could have a material effect on quarterly or annual operating results.

The Company is also involved in other litigation matters related to its business. In the Company's opinion, none of these proceedings, when concluded, will have a material adverse effect on the Company's results of operations or financial position.


7. SHAREHOLDERS' EQUITY
Four hundred thousand shares of preferred stock ($.50 par value) are authorized and unissued.

There was no treasury shares activity during either 1994 or 1992. Activity for 1993 was as follows (dollars in thousands):


                                              Number
                                                of
                                              shares          Cost
                                           ------------   ------------
     Balance at January 1, 1993                 152,310         $2,199
     Purchase of treasury shares                 34,000            296
                                           ------------   ------------

     Balance at January 1
      and December 31, 1994                     186,310         $2,495
                                           ------------   ------------
                                           ------------   ------------


A Stock Option Plan (the "Plan") provides for grants of options and option prices established by the Compensation Committee of the Board of Directors. Options are exercisable for a period of five years from the date of grant. The Company has reserved 180,000 shares for distribution under the Plan. No options are outstanding as of December 31, 1994.

8. RENTAL EXPENSE, LEASES AND COMMITMENTS
The Company leases certain of its facilities and equipment and is required to pay the related taxes, insurance and certain other expenses. Rental expense was $1,694,000, $1,964,000 and $1,781,000 for 1994, 1993 and 1992, respectively.

Future minimum rental commitments under non-cancelable operating leases for 1995 and thereafter are as follows: 1995--$1,459,000; 1996--$1,284,000; 1997--
$788,000; 1998--$737,000; 1999--$617,000; and thereafter--$1,091,000.

The Company also receives annual rental income of $145,000 from a building it owns. The related lease expires in January 2003 and contains renewal options.


9. RETIREMENT PLANS
Retirement plan expenses charged to operations were $1,165,000, $745,000 and $947,000 in 1994, 1993 and 1992, respectively.


10. INCOME TAXES
The provision (benefit) for income taxes is summarized as follows (amounts in thousands):


                                      1994           1993           1992
                                   ----------     ----------     ----------
     Federal:Current                  $   785        $   121        $   392
         Deferred                       (131)          (842)           (248)
     State:  Current                       61             25             10
         Deferred                        (15)          (154)            (29)
                                   ----------     ----------     ----------
                                      $   700       $  (850)        $   125
                                   ----------     ----------     ----------
                                   ----------     ----------     ----------


The provision (benefit) for income taxes has been allocated as follows:


                                         1994           1993           1992
                                   ----------     ----------     ----------
     Continuing operations           $    962       $   (92)        $   623
     Discontinued operations            (262)           (70)           (498)
     Extraordinary item                   --           (688)            --
                                   ----------     ----------     ----------
                                      $   700      $   (850)        $   125
                                   ----------     ----------     ----------
                                   ----------     ----------     ----------


The difference between the tax rate on income from continuing operations for financial statement purposes and the federal statutory tax rate was as follows:


                                                1994      1993        1992
                                            ----------  ----------  ----------
Statutory tax rate                              34.0%     34.0%     34.0%
Percentage depletion                            (5.1)      (.7)     (1.3)
State income taxes, net of federal benefit       1.0     (12.7)      (.7)
Non-deductible expenses                           .5        .6        .3
Reduction of tax contingency recorded
  in the fourth quarter                        --        (27.9)    --
Other                                            3.8      (1.7)      1.9
                                            ----------  ----------  ----------
                                                34.2%     (8.4)%    34.2%
                                            ----------  ----------  ----------
                                            ----------  ----------  ----------


For financial statement purposes, deferred tax assets and liabilities are recorded at a blend of the current statutory federal and states' tax rates -- 38%. The principal gross temporary differences that give rise to deferred taxes are as follows (amounts in thousands):



                                                      1994           1993
                                                    --------       --------
Reserves for self-insured losses                      $2,217         $1,645
Deferred compensation                                    916            763
Asset valuation reserves                                 494            641
Other                                                     54            148
                                                    --------       --------
Total deferred tax assets                             $3,681         $3,197
                                                    --------       --------
                                                    --------       --------


Depreciation                                          $3,420         $3,336
Investment in mining partnership                       1,961          1,791
Other                                                    --               3
                                                    --------       --------
Total deferred tax liabilities                        $5,381         $5,130
                                                    --------       --------
                                                    --------       --------


11. UNAUDITED QUARTERLY FINANCIAL DATA
The following table provides summarized unaudited quarterly financial data for 1994 and 1993 (amounts in thousands, except per share amounts):




                                           First    Second     Third    Fourth
                                          Quarter   Quarter   Quarter   Quarter
                                         --------  --------  --------  --------
1994
Net sales                                 $15,260   $19,265   $19,630   $21,139
                                         --------  --------  --------  --------
                                         --------  --------  --------  --------
Gross profit                              $ 2,354   $ 3,639   $ 4,572   $ 5,333
                                         --------  --------  --------  --------
                                         --------  --------  --------  --------
Depreciation and depletion                $   567   $   568   $   570   $   606
                                         --------  --------  --------  --------
                                         --------  --------  --------  --------
Net (loss) income:
 Continuing operations                    $ (558)   $   392   $   763   $ 1,252
 Discontinued operations                      --        --        --       (464)
                                         --------  --------  --------  --------
                                          $ (558)   $   392   $   763   $   788
                                         --------  --------  --------  --------
                                         --------  --------  --------  --------
Net (loss) income per share:
 Continuing operations                    $ (.49)   $   .34   $   .67   $  1.10
 Discontinued operations                      --        --        --       (.41)
                                         --------  --------  --------  --------
                                          $ (.49)   $   .34   $   .67   $   .69
                                         --------  --------  --------  --------
                                         --------  --------  --------  --------




                                           First    Second     Third    Fourth
                                          Quarter   Quarter   Quarter   Quarter
                                         --------  --------  --------  --------

1993
Net sales                                 $12,852   $17,413   $15,951   $16,289
                                         --------  --------  --------  --------
                                         --------  --------  --------  --------
Gross profit                              $ 1,551   $ 2,860   $ 3,962   $ 4,656
                                         --------  --------  --------  --------
                                         --------  --------  --------  --------
Depreciation and depletion                $   543   $   584   $   562   $   664
                                         --------  --------  --------  --------
                                         --------  --------  --------  --------
Net (loss) income:
 Continuing operations                    $ (451)   $ (328)   $   503   $ 1,463
 Discontinued operations                    (238)       845      (34)      (385)
 Extraordinary item                           --    (1,335)       --        --
                                         --------  --------  --------  --------
                                          $ (689)   $ (818)   $   469   $ 1,078
                                         --------  --------  --------  --------
                                         --------  --------  --------  --------
Net (loss) income per share:
 Continuing operations                    $ (.39)   $ (.28)   $   .43   $  1.28
 Discontinued operations                    (.20)       .72     (.03)     (.34)
 Extraordinary item                           --     (1.14)       --        --
                                         --------  --------  --------  --------
                                          $ (.59)   $ (.70)   $   .40    $  .94
                                         --------  --------  --------  --------
                                         --------  --------  --------  --------



Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

12. INDUSTRY SEGMENT INFORMATION
The Heating and Air Conditioning segment produces and sells heating and cooling equipment which is sold primarily to distributors and retail outlets. Sales are nationwide, but are concentrated in the Southwestern U.S. The Construction Materials segment is involved in the production and sale of concrete and other building materials and the exploration, extraction and sale of limestone, sand and gravel. Sales of this segment are confined to the Colorado Springs area.

Operating profit is determined by deducting operating expenses from all revenues. In computing operating profit, none of the following has been added or deducted: unallocated corporate expenses, interest, other income, income taxes and unusual items.

General corporate assets are principally cash, accounts receivable and leasehold improvements.

No customer accounts for 10% or more of consolidated sales.

The industry segment information for fiscal years 1994, 1993 and 1992 is as follows (amounts in thousands):



1994
----

                                                                    Depreci-
                                                      Identifi-    ation and    Capital
                                  Net     Operating     able          Deple-    Expendi-
                                 Sales      Income     Assets          tion       tures
                              ----------  ----------  ----------  ----------  ----------
Heating and air condi-
 tioning                        $ 43,271    $  3,718    $ 27,551    $  1,087    $    533
Construction materials            31,878       2,645      18,635       1,183       1,211
General corporate
 and other                           145     (2,408)       1,976          41          31
                              ----------  ----------  ----------  ----------  ----------
                                $ 75,294    $  3,955    $ 48,162    $  2,311    $  1,775
                              ----------  ----------  ----------  ----------  ----------
                              ----------  ----------  ----------  ----------  ----------


1993
----

Heating and air condi-
 tioning                        $ 38,171    $  3,025    $ 26,197    $  1,120    $  1,027
Construction materials            24,180       1,415      18,300       1,173       2,650
General corporate
 and other                           144     (2,433)         927          60         --
                              ----------  ----------  ----------  ----------  ----------
                                $ 62,495    $  2,007    $ 45,424    $  2,353    $  3,677
                              ----------  ----------  ----------  ----------  ----------
                              ----------  ----------  ----------  ----------  ----------


1992
----

Heating and air condi-
 tioning                        $ 36,658    $  2,893    $ 37,272    $  1,182    $    757
Construction materials            24,194       2,096      14,975       1,121       1,630
General corporate
 and other                           130     (2,340)       2,669          53          51
                              ----------  ----------  ----------  ----------  ----------
                                $ 60,982   $  2,649`    $ 54,916    $  2,356    $  2,438
                              ----------  ----------  ----------  ----------  ----------
                              ----------  ----------  ----------  ----------  ----------


INDEPENDENT AUDITORS' REPORT
To the Shareholders and Board of Directors of Continental Materials Corporation

We have audited the accompanying consolidated balance sheets of Continental Materials Corporation and Subsidiaries as of December 31 and January 1, 1994, and the related consolidated statements of operations and retained earnings and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Continental Materials Corporation and Subsidiaries as of December 31 and January 1, 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.


                                                        COOPERS & LYBRAND L.L.P.
Chicago, Illinois
March 10, 1995

INDEPENDENT AUDITORS' REPORT


Oracle Ridge Mining Partners:

We have audited the accompanying balance sheet of Oracle Ridge Mining Partners (the Partnership) as of December 31, 1994, and the related statements of operations, partners' deficit, and cash flows for the fourteen month period then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1994 and the results of its operations and its cash flows for the fourteen month period then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the Partnership's losses from operations and partners' capital deficit raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



DELOITTE & TOUCHE LLP

Tucson, Arizona
March 3, 1995

ORACLE RIDGE MINING PARTNERS

BALANCE SHEET
DECEMBER 31, 1994
-------------------------------------------------------------------------------


ASSETS
CURRENT ASSETS:
 Cash                                                          $     96,754
 Accounts receivable                                                793,301
 Inventories (Note 3)                                               410,102
                                                               ------------
     Total current assets                                         1,300,157
                                                               ------------
PROPERTY AND MINERAL INTERESTS (Notes 4 and 10):
 Plant, equipment and buildings                                   8,414,321
 Mineral property and claims                                        954,185
 Deferred development costs                                       3,459,470
                                                               ------------
                                                                 12,827,976
 Less accumulated depreciation, depletion and amortization        4,630,290
                                                               ------------

     Property and mineral interests - net                         8,197,686
                                                               ------------

OTHER ASSETS (Note 9)                                                47,875
                                                               ------------

TOTAL                                                          $  9,545,718
                                                               ------------
                                                               ------------

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
 Accounts payable and accrued liabilities                      $  1,075,500
 Accrued payroll taxes                                              315,645
 Accrued property taxes                                             294,826
 Accrued use tax                                                    133,649
 Installment purchase liability (Note 10)                           148,746
 Due to Santa Catalina Mining Corp. (Note 11)                        96,755
                                                               ------------
     Total current liabilities                                    2,065,121
                                                               ------------
DEBT DUE TO PARTNERS:
 Subordinated debt due to partners (Note 7)                       7,491,745
 Senior debt - Union (Note 5)                                     4,760,978
 Senior debt - Continental (Note 5)                               2,040,418
 Union debt (Note 6)                                                348,492
                                                               ------------
     Total debt due to partners                                  14,641,633
                                                               ------------

COMMITMENT AND CONTINGENCIES (Notes 5 and 9)
PARTNERS' DEFICIT                                               (7,161,036)
                                                               ------------
TOTAL                                                          $  9,545,718
                                                               ------------
                                                               ------------


See notes to financial statements.

ORACLE RIDGE MINING PARTNERS

STATEMENT OF OPERATIONS
FOR THE FOURTEEN MONTH PERIOD ENDED DECEMBER 31, 1994
-------------------------------------------------------------------------------


REVENUES - Net value of concentrate (Note 8)                   $  6,586,717
                                                               ------------
OPERATING COSTS AND EXPENSES:
 Production costs                                                 6,285,941
 General and administrative                                         999,070
 Property and other taxes                                           264,651
 Depreciation, depletion and amortization                         1,211,608
 Loss on equipment disposals                                         19,227
 Interest expense                                                   221,878
                                                               ------------
 Total operating costs and expenses                               9,002,375
                                                               ------------
 NET LOSS                                                      $  2,415,658
                                                               ------------
                                                               ------------


See notes to financial statements.

ORACLE RIDGE MINING PARTNERS

STATEMENT OF PARTNERS' DEFICIT
FOR THE FOURTEEN MONTH PERIOD ENDED DECEMBER 31, 1994
-------------------------------------------------------------------------------


                                           UNION      CONTINENTAL
                                           COPPER,     CATALINA,
                                             INC.        INC.           TOTAL
PARTNERS' DEFICIT, NOVEMBER 1, 1993   $(3,321,765)   $(1,423,613)  $(4,745,378)

   Net loss                            (1,690,961)      (724,697)   (2,415,658)
                                      ------------   ------------  ------------
PARTNERS' DEFICIT, DECEMBER 31, 1994  $(5,012,726)   $(2,148,310)  $(7,161,036)
                                      ------------   ------------  ------------
                                      ------------   ------------  ------------


See notes to financial statements.

ORACLE RIDGE MINING PARTNERS

STATEMENT OF CASH FLOWS
FOR THE FOURTEEN MONTH PERIOD ENDED DECEMBER 31, 1994
-------------------------------------------------------------------------------

OPERATING ACTIVITIES:
Net Loss                                                           $(2,415,658)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation, depletion, and amortization                           1,211,608
  Loss on equipment disposals                                            19,227
Changes in assets and liabilities:
  Accounts receivable                                                 (792,301)
  Inventories                                                         (222,522)
  Other assets                                                           67,233
  Accounts payable and other accrued liabilities                        438,939
  Due to Santa Catalina Mining Corp.                                     91,818

                                                                   ------------
      Net cash used in operating activities                         (1,601,656)
                                                                   ------------
INVESTING ACTIVITIES:
  Purchases of plant, equipment and buildings                         (578,992)
  Additions to deferred development costs                             (498,166)
                                                                   ------------
      Net cash used in investing activities                         (1,077,158)
                                                                   ------------
FINANCING ACTIVITIES:
  Subordinated debt due to partners                                   2,717,245
                                                                   ------------
      Net cash provided by financing activities                       2,717,245
                                                                   ------------
NET INCREASE IN CASH                                                     38,431

CASH, NOVEMBER 1, 1993                                                   58,323
                                                                   ------------
CASH, DECEMBER 31, 1994                                            $     96,754
                                                                   ------------
                                                                   ------------

SUPPLEMENTAL CASH FLOW INFORMATION - Interest paid                 $    179,160
                                                                   ------------
                                                                   ------------


NON CASH INVESTING AND FINANCING ACTIVITIES:

The Partnership acquired $149,000 of equipment by an installment purchase.

See notes to financial statements.

ORACLE RIDGE MINING PARTNERS


NOTES TO FINANCIAL STATEMENTS
FOR FOURTEEN MONTH PERIOD ENDED DECEMBER 31, 1994
-------------------------------------------------------------------------------

1.   ORGANIZATION AND BASIS OF PRESENTATION

     ORGANIZATION - Oracle Ridge Mining Partners (the Partnership) is a general partnership formed under the Arizona Uniform Partnership Act on May 24, 1977 pursuant to a partnership agreement between Union Copper, Inc. (a Maryland corporation) (Union) and Continental Catalina, Inc. (an Arizona corporation) (Continental).

     Union is a wholly-owned subsidiary of Santa Catalina Mining Corp. (formerly known as South Atlantic Ventures Ltd.) (a Canadian corporation). Continental is a wholly-owned subsidiary of Continental Copper, Inc. (an Arizona corporation) which in turn is a wholly-owned subsidiary of Continental Materials Corporation (a Delaware corporation).

     The Partnership has a copper mining property with an underground mine and adjacent crushing and grinding equipment situated in Pima County, Arizona which commenced commercial production in 1991. Smelting is performed by an unrelated third party at another location.

     The Fifth Amended and Restated Partnership Agreement dated October 1, 1994 provides, among other things, the following:

     a.   Union shall be the managing partner of the project.

     b. Profits and losses shall generally be allocated 70% to Union and 30% to Continental. Certain types of gains or losses may be subject to an alternative allocation.

BASIS OF PRESENTATION - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Partnership has incurred a loss from operations of $2,415,658 for the fourteen month period ended December 31, 1994, and, as of December 31, 1994, has a partners' capital deficit of $7,161,036 and a net working capital deficiency of $764,964 which may indicate that the Partnership will be unable to continue as a going concern for a reasonable period of time. If the Partnership is not able to generate sufficient levels of cash flow from operations, additional financial support will be required from the partners or from other sources to pay its obligations as they come due. Management believes that it can continue to improve the efficiency and the output of the mining property to the extent necessary to attain profitable operations. The ability of the Partnership to ultimately attain profitable operations is also dependent upon the market price for copper. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Partnership be unable to continue as a going concern.

2.   SIGNIFICANT ACCOUNTING POLICIES

     PLANT, EQUIPMENT AND BUILDINGS are carried at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over estimated useful lives which range from four to fifteen years.

     INVENTORIES - Inventories of concentrate and supplies are stated at the lower of average cost or estimated market value.

     MINERAL PROPERTY AND CLAIMS are carried at cost, reflecting costs incurred in connection with the acquisition of the properties, less depletion and write-downs for recognized impairments in value. The carrying value of the mineral property and claims will be charged to operations of the Partnership over future years by means of depletion charges computed on the basis of actual ore production and estimated recoverable ore reserves.

     DEFERRED DEVELOPMENT COSTS are carried at cost reflecting all mine development costs incurred since the recommencement of development in 1989, including an allocable portion of depreciation, interest and general and administrative expenses. Since the commencement of production in March, 1991, only direct mine development expenditures have been deferred. Such costs will be charged to operations in the same manner as mineral property and claims.

     REVENUE RECOGNITION - Revenue is recognized when product is delivered in satisfaction of sales agreements and title passes to the buyer. Final revenue amounts are adjusted based on the results of the final assays of the copper concentrate approximately 60 to 90 days after shipment.

     INCOME TAXES - Each partner reflects its share of taxable income or loss in its tax return and no income taxes are recorded in the financial statements of the Partnership.

3.   INVENTORIES

     Inventories consisted of the following at December 31, 1994:


   Copper concentrate                                               $   135,000
   Warehouse supplies and stores                                        206,079
   Other - reagents, explosives                                          69,023
                                                                   ------------

                                                                    $   410,102
                                                                   ------------
                                                                   ------------


4. PROPERTY AND MINERAL INTERESTS

   Plant, equipment and buildings consisted of the following at December 31, 1994:

     Crushing and processing plant                                 $  3,935,880
     Underground equipment                                            2,068,442
     Mining and service equipment                                     1,057,125
     Tailing pond                                                       665,377
     Vehicles                                                           117,651
     Buildings                                                          386,546
     Office equipment                                                   153,147
     Road improvements                                                   30,153
                                                                   ------------
                                                                      8,414,321
     Less accumulated depreciation                                   (3,730,253)
                                                                   ------------
          Net plant, equipment and buildings                         $4,684,068
                                                                   ------------
                                                                   ------------


Depreciation expense for the fourteen month period ended December 31, 1994 totaled $874,513.

Mineral property and claims and deferred developments costs consisted of the following at December 31, 1994:

     Mineral property and claims                                   $    954,185
     Deferred development costs                                       3,459,470
                                                                   ------------
                                                                      4,413,655
     Less accumulated depletion and amortization                       (900,037)
                                                                   ------------

      Net mineral property and claims and deferred development costs $3,513,618
                                                                     ----------
                                                                     ----------


   Depletion and amortization expense for the fourteen month period ended December 31, 1994 totaled $337,095.

5. SENIOR DEBT

   The Partnership owes Union and Continental $4,760,978 and $2,040,418, respectively, as non-interest bearing senior debt with no defined maturity date. Such debt is collateralized by substantially all of the assets of the Partnership.

6. UNION DEBT

   As of December 31, 1994, the Partnership was indebted to Union in the amount of $348,492. The loan bears interest at the prime rate plus 2% and does not carry a defined maturity date. Interest is waived for periods in which the Partnership incurs a net loss before interest expense for this debt. Interest has been waived by Union for the fourteen months ended December 31, 1994. This debt is subordinated to the Senior Debt.

7. SUBORDINATED DEBT DUE TO PARTNERS

   As of December 31, 1994, the Partnership had subordinated debt due to the partners of $5,244,011 to Union and $2,247,734 to Continental. The subordinated debt bears interest at the prime rate plus 2%. Interest is waived for periods in which the Partnership incurs a net loss before interest expense for this debt. Interest has been waived by Union and Continental for the fourteen months ended December 31, 1994. The debt is subordinated to the Senior Debt (Note 5) and the Union Debt (Note 6) and does not carry a defined maturity date.

8. MAJOR CUSTOMER AND FIXED PRICE AGREEMENT

   The Partnership sells all of its concentrate under a sales agreement to a single unrelated customer. Under the terms of an amendment to the sales agreement, the first 160 metric tons of copper per month are sold at a fixed price of $1.07 per pound. If the Partnership does not deliver 160 metric tons, in a given month, the shortfall is added to the next months base requirement of 160 metric tons on a cumulative basis. Monthly sales in excess of 160 metric tons are sold at a computed average market price. The Partnership sold 3,878 metric tons under this agreement for the fourteen months ended December 31, 1994. The market price per pound of copper was $1.43 at December 31, 1994. The fixed price agreement expires August 30, 1995 and the sales agreement expires December 31, 1995.

9. COMMITMENT

   Under an arrangement with the State of Arizona, the Partnership has provided a $45,000 bond to be used for reclamation purposes. In addition, the agreement requires that for each ton of ore mined an additional $0.05 will be provided (up to a total of $99,000) for reclamation. Management believes that the amounts provided under this agreement will be sufficient to pay for all reclamation costs.

10.INSTALLMENT PURCHASE

   In 1994, the Partnership entered into agreements to purchase two pieces of equipment on an installment basis. At December 31, 1994, the remaining liability related to the purchases was $148,746, all due in 1995. The installment agreements are collateralized by the related items of equipment.

11.RELATED PARTY TRANSACTIONS

   Related party transactions are disclosed throughout the financial statements. Additional related party transactions are as follows for the fourteen month period ended December 31, 1994:

Management fees to Santa Catalina Mining Corp.
  for January, February, May, November and December 1994              $  60,000

Reimbursement of expenses incurred by Santa Catalina Mining Corp.
  on behalf of the Partnership                                        $  36,755




     Santa Catalina Mining Corp. is entitled to a management fee equal to $12,000 per month in connection with the performance of its duties as managing partner of the partnership. However, the managing partner shall not be entitled to such fee in the event net operating income for any given month, calculated on an accrual basis, is less than $15,000.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no Form 8-K filed within the 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting a disagreement on any matter of accounting principle or financial statement disclosure.


                                    PART III

Part III has been omitted from this 10-K Report since Registrant will file, not later than 120 days following the close of its fiscal year ended December 31, 1994, its definitive 1995 proxy statement. The information required by Part III will be included in that proxy statement and such information is hereby incorporated by reference, but excluding the information under the headings "Compensation Committee Report" and "Comparison of Total Shareholders' Return".



                                     PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

(a) 1     Financial statements required by Item 14 are included in Item 8 of
          Part II.

(a) 2 The following is a list of financial statement schedules filed as part of this Report:


          Report of Independent Auditors on Schedules.....................

          Schedule II Valuation and Qualifying Accounts & Reserves........
            For Years Ended December 31, 1994, January 1, 1994
              and January 1, 1993.........................................

All other schedules are omitted because they are not applicable or the information is shown in the financial statements or notes thereto.

(a) 3     The following is a list of all exhibits filed as part of this Report:





Exhibit 3 1975 Restated Certificate of Incorporation dated May 28, 1975 filed as Exhibit 5 to Form 8-K for the month of May 1975, incorporated herein by reference.

Exhibit 3a     Registrant's By-laws as amended September 19, 1975 filed as
               Exhibit 6 to Form 8-K for the month of September 1975, incorporated herein by reference.

Exhibit 3b Registrant's Certificate of Amendment of Certificate of Incorporation dated May 24, 1978 filed as Exhibit 1 to Form 10-Q for quarter ended June 30, 1978, incorporated herein by reference.

Exhibit 3c Registrant's Certificate of Amendment of Certificate of Incorporation dated May 27, 1987 filed as Exhibit 3c to Form 10-K for the year ended January 1, 1988, incorporated herein by reference.

Exhibit 10 Continental Materials Corporation Amended and Restated 1994 Stock Option Plan dated May 25, 1994 filed as Appendix A to the 1994 Proxy Statement, incorporated herein by reference.*

Exhibit 10a Fifth Amendment to Revolving Credit and Term Loan Agreement between The Northern Trust, LaSalle National Bank and Continental Materials Corporation dated as of January 31, 1995 (filed herewith).

Exhibit 10b    Form of Supplemental Deferred Compensation Agreement filed as
               Exhibit 10 to Form 10-Q for the quarter ended July 1, 1983, incorporated herein by reference.*

Exhibit 10c Continental Materials Corporation Employee Profit Sharing Retirement Plan Amended and Restated Generally Effective January 1, 1989 (filed herewith).

Exhibit 11 Statement Regarding Computation of Per Share Earnings (filed herewith).

Exhibit 21     Subsidiaries of Registrant (filed herewith).

Exhibit 23     Consent of Independent Accountants (file herewith).

Exhibit 27     Financial Data Schedule (filed herewith).

Exhibit 28 Continental Materials Corporation Employees Profit Sharing Retirement Plan on Form 11-K for the year ended December 31, 1994 (to be filed by amendment).

* - Compensatory plan or arrangement

(b)       Reports on Form 8-K:

          No reports on Form 8-K were filed during the quarter ended December 31, 1994.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CONTINENTAL MATERIALS CORPORATION
                              ---------------------------------
                                           Registrant


                              By:     /S/Joseph J. Sum
                                 --------------------------------------
                                 Joseph J. Sum, Vice President, Finance

Date: March 28, 1995

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     SIGNATURE                     CAPACITY(IES)                     DATE
------------------------      -------------------------          --------------

/S/ James G. Gidwitz
------------------------
    James G. Gidwitz          Chief Executive Officer
                              and a Director                     March 28, 1995

/S/ William A. Ryan
------------------------
    William A. Ryan           President and a Director           March 28, 1995

/S/ Joseph J. Sum
------------------------
    Joseph J. Sum             Vice President and a
                                    Director                     March 28, 1995

/S/ Mark S. Nichter
------------------------
    Mark S. Nichter           Secretary and Controller           March 28, 1995

/S/ Thomas H. Carmody
------------------------
    Thomas H. Carmody                 Director                   March 28, 1995

/S/ Joseph L. Gidwitz
------------------------
    Joseph L. Gidwitz                 Director                   March 28, 1995

/S/ Ralph W. Gidwitz
------------------------
    Ralph W. Gidwitz                  Director                   March 28, 1995

/S/ Ronald J. Gidwitz
------------------------
    Ronald J. Gidwitz                 Director                   March 28, 1995

/S/ William G. Shoemaker
------------------------
    William G. Shoemaker              Director                   March 28, 1995

/S/ Theodore R. Tetzlaff
------------------------
    Theodore R. Tetzlaff              Director                   March 28, 1995

                   REPORT OF INDEPENDENT AUDITORS ON SCHEDULES



     Our report on the consolidated financial statements of Continental Materials Corporation and Subsidiaries is included on page 24 of this Annual Report on Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 34 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




                                                        COOPERS & LYBRAND L.L.P.



Chicago, Illinois
March 10, 1995

                        CONTINENTAL MATERIALS CORPORATION

      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (C) (D)

                    for the fiscal years 1994, 1993 and 1992



                   COLUMN A                              COLUMN B         COLUMN C(1)            COLUMN D            COLUMN E

                                                      Balance at         Additions
                                                     Beginning of    Charged to Costs        Deductions -   Balance at End of
                  Description                           Period         and Expenses           Describe           Period
          --------------------------------          -------------    ----------------      --------------   -----------------
          YEAR 1994
           Allowance for doubtful accounts              $ 139,000            $148,000       $ 39,000  (a)            $248,000
                                                     ------------        ------------      --------------        ------------
           Inventory valuation reserve                  $ 420,000            $289,000       $486,000  (b)            $223,000
                                                     ------------        ------------      --------------        ------------

          YEAR 1993
           Allowance for doubtful accounts              $ 258,000            $101,000       $220,000  (e)            $139,000
                                                     ------------        ------------      --------------        ------------
           Inventory valuation reserve                  $  40,000            $398,000       $ 18,000  (b)            $420,000
                                                     ------------        ------------      --------------        ------------

          YEAR 1992
           Allowance for doubtful accounts              $ 320,000            $177,000       $239,000  (a)            $258,000
                                                     ------------        ------------      --------------        ------------
           Inventory valuation reserve                  $ 223,000            $238,000       $421,000  (b)            $ 40,000
                                                     ------------        ------------      --------------        ------------

Notes:

(a)  Accounts written off, net of recoveries.          (c)  Reserve deducted in the balance sheet from the asset to which it applies.

(b)  Amounts written off upon disposal of assets.      (d)  Column C(2) has been omitted as the answer would be "none".

(e)  Accounts written off, net of recoveries  plus $102,000 reserve balance transferred with sale of subsidiary.

