Form 10-Q
period 1995-04-01
CONTINENTAL MATERIALS CORP
filed 1995-04-27
CIK 24104

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


               (Mark One)

                    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ending April 1, 1995
                                               -------------

                                       OR

                    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____ to ______

                          Commission File number 1-3834
                                                 ------

                        CONTINENTAL MATERIALS CORPORATION
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                36-2274391
- - ------------------------------     ------------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization


           225 West Wacker Drive, Suite 1800, Chicago, Illinois  60606
           -----------------------------------------------------------
                     (Address of principal executive office)
                                   (Zip Code)


                                 (312) 541-7200
           -----------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                              Yes      X        No
                                   ---------       ----------

Number of common shares outstanding at April 26, 1995...............  1,139,278
                                                                      ---------

                     NO EXHIBITS ARE FILED WITH THIS REPORT

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        CONTINENTAL MATERIALS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       APRIL 1, 1995 and DECEMBER 31, 1994
                                   (Unaudited)
                        (000's omitted except share data)


                                          APRIL 1,     DECEMBER 31,
            ASSETS                          1995           1994
            ------                      -----------    ------------
Current assets:
 Cash and cash equivalents                $    463      $   2,778
 Receivables, net                           12,412         11,376
 Refundable income taxes                       287          --
 Inventories:
   Finished goods                            9,608          8,882
   Work in process                           2,129          2,208
   Raw materials and supplies                4,948          5,407
 Prepaid expenses                            1,576          1,505
                                          --------      ---------
   Total current assets                     31,423         32,156
                                          --------      ---------

Property, plant and equipment, net          13,791         13,726
                                          --------      ---------
Other assets:
 Investment in mining partnership            1,648          1,539
 Other                                         811            741
                                          --------      ---------
                                          $ 47,673      $  48,162
                                          --------      ---------
                                          --------      ---------

         LIABILITIES
         -----------
Current liabilities:
 Bank loan payable                        $  3,200      $    --
 Current portion of long-term debt           1,410          1,411
 Accounts payable and accrued expenses      11,038         14,710
 Income taxes                                 --               10
                                          --------      ---------
   Total current liabilities                15,648         16,131
                                          --------      ---------

Long-term debt                               4,012          3,512
                                          --------      ---------
Deferred income taxes                        1,730          1,730
                                          --------      ---------

       SHAREHOLDERS' EQUITY
       --------------------
Common shares, $0.50 par value; authorized
 3,000,000; issued 1,326,588                   663            663
Capital in excess of par value               3,484          3,484
Retained earnings                           24,642         25,137
Treasury shares, 187,310, at cost           (2,506)        (2,495)
                                          --------      ---------
                                            26,283         26,789
                                          --------      ---------

                                          $ 47,673      $  48,162
                                          --------      ---------
                                          --------      ---------

                             See accompanying notes
                                        2

                        CONTINENTAL MATERIALS CORPORATION
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
           FOR THE THREE MONTHS ENDED APRIL 1, 1995 AND APRIL 2, 1994
                                   (Unaudited)
                    (000's omitted except per share amounts)




                                                     APRIL 1,       APRIL 2,
                                                       1995           1994
                                                   ----------      ---------
Net sales                                           $  16,191      $  15,260
                                                   ----------      ---------

Costs and expenses:
 Cost of sales (exclusive of depreciation and
   depletion)                                          13,222         12,380
 Depreciation and depletion                               591            567
 Selling and administrative                             3,107          2,938
                                                   ----------      ---------
                                                       16,920         15,885
                                                   ----------      ---------

Operating loss                                           (729)          (625)

Interest                                                 (165)          (170)
Equity income (loss) from mining partnership                6            (70)
Other income, net                                          90             20
                                                   ----------      ---------

Loss before income taxes                                 (798)          (845)

Credit for income taxes                                  (303)          (287)
                                                   ----------      ---------

 Net loss                                                (495)          (558)

Retained earnings, beginning of period                 25,137         23,752
                                                   ----------      ---------

Retained earnings, end of period                    $  24,642      $  23,194
                                                   ----------      ---------
                                                   ----------      ---------

Net loss per share                                  $    (.43)     $    (.49)
                                                   ----------      ---------
                                                   ----------      ---------

Average shares outstanding                              1,140          1,140
                                                   ----------      ---------
                                                   ----------      ---------

                             See accompanying notes
                                        3

                       CONSOLIDATED MATERIALS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED APRIL 1, 1995 AND APRIL 2, 1994
                                   (Unaudited)
                                 (000's omitted)

                                                     APRIL 1,       APRIL 2,
                                                       1995           1994
                                                  -----------     ----------
Net cash used by operating activities              $   (5,260)    $   (2,937)

Investing activities:
 Capital expenditures                                    (658)          (392)
 Proceeds from sale of property and equipment              45              8
 Investment in mining partnership                        (103)          (183)
 Other                                                    (27)           --
                                                  -----------     ----------
Net cash used in investing activities                    (743)          (567)
                                                  -----------     ----------
Financing activities:
 Borrowings under revolving credit facility             3,200          2,900
 Borrowings (repayment) of long-term debt                 499            (15)
 Payment to acquire treasury stock                        (11)           --
                                                  -----------     ----------
Net cash provided by financing activities               3,688          2,885

Net decrease in cash and cash equivalents              (2,315)          (619)
Cash and cash equivalents:
 Beginning of period                                    2,778          1,067
                                                  -----------     ----------

 End of period                                     $      463     $      448
                                                  -----------     ----------
                                                  -----------     ----------

Supplemental disclosures of cash flow items:
Cash paid during the three months for:
 Interest                                           $     144      $     146
 Income taxes                                               7              7

                             See accompanying notes
                                        4

                        CONTINENTAL MATERIALS CORPORATION
                  SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
            NOTES TO THE QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS
                           QUARTER ENDED APRIL 1, 1995
                                   (Unaudited)

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

2. As discussed in Note 6 of Notes to Consolidated Financial Statements in the Company's 1994 Annual Report, the Company retained the exposure, if any, related to incidents involving Imeco products occurring prior to June 30, 1993. There have been no new incidents nor significant developments in the claim currently in litigation.

3. In February 1995, the Company amended its credit agreement with two banks to provide an additional $500,000 of debt. Unrelated to this amendment, interest rates on both the term debt and the short-term line of credit were reduced to prime during the first quarter of 1995 since certain 1994 profitability goals, as set forth in the credit agreement, were met.

4. The credit for income taxes is based upon the estimated effective tax rate for the year.

5. Operating results for the first three months of 1995 are not necessarily indicative of performance for the entire year. Historically, sales of construction materials are higher in the second and third quarters. Sales of heating and air-conditioning products have not shown strong seasonality in recent years although product mix yields higher gross profit in the fourth quarter. (See Note 11 of Notes to Consolidated Financial Statements in the Company's 1994 Annual Report.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     FINANCIAL CONDITION (SEE PAGES 2 AND 4)

     Operations for the first three months of 1995 used $5,260,000 in cash compared to $2,937,000 in 1994. As noted in the Financial Condition, Liquidity and Capital Resources discussion in the 1994 Annual Report, the increases in accounts payable and accruals at December 31, 1994 were due to the early purchase of raw materials for 1995 production and timing of payments, respectively. Further, the reduction in these amounts occurred, as expected, during the first quarter of 1995 and accounted for approximately $3,700,000 of the cash used in operations. In March 1995, the Company settled the suit brought by ConAgra and its insurance carrier. The amount of the settlement had been fully reserved as of December 31, 1994 and thus had no effect on the operations of the quarter ended April 1, 1995. The settlement was paid in April 1995 from available funds and did not have a material effect on the financial condition of the Company.

     The Company estimates that its short-term line of credit (of which $3,200,000 was outstanding at April 1, 1995) will be adequate to meet its cash requirements for the foreseeable future. Historically, the Company's borrowings against the short-term line have peaked during the second quarter and decline over the remainder of the year.

     OPERATIONS - COMPARISON OF QUARTER ENDED APRIL 1, 1995 TO QUARTER ENDED APRIL 2, 1994
     (SEE PAGE 3)

     Consolidated net sales increased $931,000 (6.1%). The construction materials segment improved slightly, up $122,000 (1.9%), as the residential building market began to settle. The increase in the heating and air-conditioning segment, $802,000 (8.9%) was attributed to an increased customer base at Phoenix Manufacturing as well as increased orders from several existing accounts.

     Consolidated cost of sales (exclusive of depreciation and depletion) as a percentage of sales increased slightly from 81.1% to 81.7%. Both segments were affected by increased raw material costs which, due to competitive pressures, the Company was unable to fully pass through to customers.

     Selling and administrative expenses increased by $169,000 (5.8%) attributable to the increased sales levels.

     Interest expense remained fairly constant as the effect of higher average interest rates was offset by lower overall borrowing levels.

     Higher copper prices and improved recoveries lead to the Company's current year income from its equity investment in a mining partnership compared to last year's loss.

     Historically, the Company has experienced operating losses during the first quarter. This trend is expected to continue as sales of construction materials are generally higher in the second and third quarters while sales of heating and air-conditioning products, though not showing strong seasonality, experience product mix changes that yield higher gross profits in the fourth quarter.

     PART II - OTHER INFORMATION

     Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits:  None

               (b) Registrant filed no reports on Form 8-K during the quarter ended April 1, 1995.




                                    SIGNATURE





Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CONTINENTAL MATERIALS CORPORATION

Date:   April 27, 1995                  By:  /S/ Joseph J. Sum

      ------------------------              -----------------------------------
                                             Joseph J. Sum, Vice President
                                             and Chief Financial Officer