Form 10-Q
period 1995-07-01
CONTINENTAL MATERIALS CORP
filed 1995-08-03
CIK 24104

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


(Mark One)

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ending July 1, 1995

                                       OR

     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from       to
                                            ------   ------

                          Commission File number 1-3834
                                                 ------

                       CONTINENTAL MATERIALS CORPORATION
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




               Delaware                                   36-2274391
- --------------------------------------     -------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization


                 225 West Wacker Drive, Chicago, Illinois  60606
                 ----------------------------------------------
                     (Address of principal executive office)
                                   (Zip Code)


                                   (312) 541-7200
        ---------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

Number of common shares outstanding at July 28, 1995. . . . . . . . . 1,129,911
                                                                      ---------

                     NO EXHIBITS ARE FILED WITH THIS REPORT

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                        CONTINENTAL MATERIALS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JULY 1, 1995 and DECEMBER 31, 1994
                                   (Unaudited)
                        (000's omitted except share data)


                                                 JULY 1,           DECEMBER 31,
              ASSETS                              1995                1994
              ------                        -----------------   ----------------
Current assets:
  Cash and cash equivalents                     $    682            $  2,778
  Receivables, net                                15,202              11,376
  Refundable income taxes                            289                --
  Inventories:
    Finished goods                                 7,535               8,882
    Work in process                                2,125               2,208
    Raw materials and supplies                     5,587               5,407
  Prepaid expenses                                 1,750               1,505
                                            ----------------    ----------------
      Total current assets                        33,170              32,156
                                            ----------------    ----------------

Property, plant and equipment, net                13,621              13,726
                                            ----------------    ----------------
Other assets:
  Investment in mining partnership                 1,743               1,539
  Other                                              800                 741
                                            ----------------    ----------------
                                                $ 49,334            $ 48,162
                                            ----------------    ----------------
                                            ----------------    ----------------
              LIABILITIES
              -----------
Current liabilities:
  Bank loan payable                             $  5,900            $   --
  Current portion of long-term debt                  711               1,411
  Unsecured term loan due on April 20,
    1996 expected to be refinanced                 4,000                --
  Accounts payable and accrued expenses           10,655              14,710
  Income taxes                                      --                    10
                                            ----------------    ----------------
      Total current liabilities                   21,266              16,131
                                            ----------------    ----------------

Long-term debt                                         3               3,512
                                            ----------------    ----------------
Deferred income taxes                              1,730               1,730
                                            ----------------    ----------------

              SHAREHOLDERS' EQUITY
              --------------------
Common shares, $0.50 par value;
  authorized 3,000,000; issued 1,326,588             663                 663
Capital in excess of par value                     3,484               3,484
Retained earnings                                 24,694              25,137

Treasury shares, 187,310 and 186,310
  respectively at cost                           (2,506)             (2,495)
                                            ----------------    ----------------
                                                  26,335              26,789
                                            ----------------    ----------------

                                                $ 49,334            $ 48,162
                                            ----------------    ----------------
                                            ----------------    ----------------


                             See accompanying notes
                                        2

                        CONTINENTAL MATERIALS CORPORATION
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
            FOR THE THREE MONTHS ENDED JULY 1, 1995 AND JULY 2, 1994
                                   (Unaudited)
                    (000's omitted except per share amounts)

                                                JULY 1,              JULY 2,
                                                 1995                 1994
                                            --------------       --------------
Net sales                                     $  19,355            $  19,265
                                            --------------       --------------

Costs and expenses:
  Cost of sales (exclusive of
    depreciation and depletion)                  15,485               15,097
  Depreciation and depletion                        590                  568
  Selling and administrative                      3,077                2,825
                                            --------------       --------------
                                                 19,152               18,490
                                            --------------       --------------

Operating income                                    203                  775

Interest                                           (264)                (246)
Equity loss from mining partnership                (122)                 (95)
Other income, net                                   267                  159
                                            --------------       --------------


Income before income taxes                           84                  593

Provision for income taxes                           32                  201
                                            --------------       --------------

  Net income                                         52                  392

Retained earnings, beginning of period           24,642               23,194
                                            --------------       --------------

Retained earnings, end of period              $  24,694            $  23,586
                                            --------------       --------------
                                            --------------       --------------

Net income per share                          $     .05            $     .34
                                            --------------       --------------
                                            --------------       --------------

Average shares outstanding                        1,139                1,140
                                            --------------       --------------
                                            --------------       --------------


                             See accompanying notes
                                        3

                        CONTINENTAL MATERIALS CORPORATION
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
             FOR THE SIX MONTHS ENDED JULY 1, 1995 AND JULY 2, 1994
                                   (Unaudited)
                    (000's omitted except per share amounts)

                                                JULY 1,              JULY 2,
                                                 1995                 1994
                                            --------------       --------------
Net sales                                     $  35,546            $  34,525
                                            --------------       --------------

Costs and expenses:
  Cost of sales (exclusive of
    depreciation and depletion)                  28,707               27,477
  Depreciation and depletion                      1,181                1,135
  Selling and administrative                      6,184                5,763
                                            --------------       --------------
                                                 36,072               34,375
                                            --------------       --------------

Operating (loss) income                            (526)                 150

Interest                                           (429)                (416)
Equity loss from mining partnership                (116)                (165)
Other income                                        357                  179
                                            --------------       --------------

Loss before income taxes                           (714)                (252)

Credit for income taxes                            (271)                 (86)
                                            --------------       --------------

Net loss                                           (443)                (166)

Retained earnings, beginning of period           25,137               23,752
                                            --------------       --------------

Retained earnings, end of period              $  24,694            $  23,586
                                            --------------       --------------
                                            --------------       --------------

Net loss per share                            $    (.39)           $    (.15)
                                            --------------       --------------
                                            --------------       --------------

Average shares outstanding                        1,139                1,140
                                            --------------       --------------
                                            --------------       --------------


                             See accompanying notes
                                        4

                        CONTINENTAL MATERIALS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JULY 1, 1995 AND JULY 2, 1994
                                   (Unaudited)
                                 (000's omitted)

                                                          JULY 1,              JULY 2,
                                                           1995                 1994
                                                      --------------       --------------
Net cash used by operating activities                   $  (6,555)           $  (2,943)
                                                      --------------       --------------

Investing activities:
  Capital expenditures                                     (1,239)                (629)
  Proceeds from sale of property and equipment                365                  111
  Investment in mining partnership                           (320)                (236)
  Proceeds from sale of equity investment                     --                   244
  Other                                                       (27)                 --
                                                      --------------       --------------
Net cash used in investing activities                      (1,221)                (510)
                                                      --------------       --------------

Financing activities:
  Borrowings under revolving credit facility                5,900                3,900
  Long-term borrowings                                        500                  --
  Repayment of long-term debt                                (709)                (740)
  Payment to acquire treasury stock                           (11)                 --
                                                      --------------       --------------
Net cash provided by financing activities                   5,680                3,160
                                                      --------------       --------------

Net decrease in cash and cash equivalents                  (2,096)                (293)

Cash and cash equivalents:
  Beginning of year                                         2,778                1,067
                                                      --------------       --------------

  End of period                                         $     682            $     774
                                                      --------------       --------------
                                                      --------------       --------------


Supplemental disclosures of cash flow items:
Cash paid during the six months for:
  Interest                                              $     276            $     381
  Income taxes                                                 41                   16


                             See accompanying notes
                                        5

                        CONTINENTAL MATERIALS CORPORATION
                  SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
            NOTES TO THE QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS
                           QUARTER ENDED JULY 1, 1995
                                   (Unaudited)




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


2. The Company's credit agreement with two banks expires April 20, 1996. This agreement covers both the unsecured term loan with a remaining balance of $4,700,000 and an unsecured line of credit of $12,000,000. At July 1, 1995, the Company has $5,900,000 outstanding under the unsecured line of credit.
   In addition, the line of credit supports approximately $4,400,000 of standby letters of credit. The Company intends to enter into a new credit agreement with the banks prior to issuing the financial statements for the year ending December 30, 1995. The Company expects to maintain a similar portion of the debt as long term, however, the requirements for long term classification of short-term obligations expected to be refinanced, as specified in Statement of Financial Accounting Standards No. 6, have not yet been met. Accordingly, the entire term debt under the existing credit agreement has been classified as a current liability. (See Note 5 of Notes to Consolidated Financial Statements in the Company's 1994 Annual Report.)

3. The credit for income taxes is based upon the estimated effective tax rate for the year.

4. Operating results for the first six months of 1994 are not necessarily indicative of performance for the entire year. Historically, sales of construction materials are higher in the second and third quarters. Overall, sales of heating and air-conditioning products have not shown strong seasonal fluctuations in recent years although product mix yields higher gross profit in the fourth quarter. (See Note 11 of Notes to Consolidated Financial Statements in the Company's 1994 Annual Report.)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION




FINANCIAL CONDITION (SEE PAGES 2 AND 5)

Operations for the first six months of 1995 used $6,555,000 in cash compared to $2,943,000 in 1994. The increased use of cash is attributable mainly to decreases in accounts payable and accrued expenses. As noted in the Financial Condition, Liquidity and Capital Resources discussion in the 1994 Annual Report, the increases in accounts payable and accruals at December 31, 1994 were due to the early purchase of raw materials for 1995 production and timing of payments, respectively. The reduction in these amounts occurred, as expected, during the first six months of 1995. In addition, cash was used in April 1995 to pay the settlement of the suit brought by ConAgra and its insurance carrier. The amount of the settlement had been fully reserved as of December 31, 1994 and thus had no effect on the operations of the six months ended July 1, 1995.

During the 1995 quarter, Williams Furnace ("WFC") was notified by Pacific Gas & Electric ("PG&E") that a recent inspection had discovered a higher than normal incidence of cracks in the heat exchanger of two models of furnaces manufactured by WFC. These furnaces were purchased by PG&E during the years 1985 to 1991. Initial engineering reports indicate that there is no safety hazard arising from these cracks. However, PG&E has announced its intent to replace approximately 5,900 units purchased during the period. The Consumer Products Safety Commission ("CPSC") has been notified and WFC is working with an independent engineering firm and the CPSC to determine the cause of the cracks. To date, WFC is not aware of any claims related to these matters and as such no amounts have been accrued.

The Company estimates that its short-term line of credit (of which $5,900,000 was outstanding at July 1, 1995) will be adequate to meet its cash requirements for the foreseeable future. See also the discussion of the line of credit in
Note 2 of the accompanying Notes to the Quarterly Consolidated Financial Statements. Historically, the Company's borrowings against the short-term line peak during the second quarter and decline over the remainder of the year.


OPERATIONS - COMPARISON OF QUARTER ENDED JULY 1, 1995 TO QUARTER ENDED JULY 2, 1994 (SEE PAGE 3)

Consolidated net sales improved $90,000 (.5%). The increase in the heating and air-conditioning segment of $784,000 (7.3%) occurred at both Phoenix Manufacturing and Williams Furnace and is attributable to new customers. Partially offsetting the increase was the construction materials segment decline of $695,000 (8.2%) primarily due to the second quarter of 1994 including two large municipal projects that were non-recurring in 1995.

Consolidated cost of sales (exclusive of depreciation and depletion) as a percentage of sales rose from 78.4% to 80.0% due to decreased production levels at Williams Furnace and increased raw materials costs in the heating and air-conditioning segment which, due to competitive pressures, the Company was unable to fully pass through to its customers.

Selling and administrative expenses increased $252,000 (8.9%) and are attributable to expanded sales and marketing programs in the heating and air-conditioning segment and legal expenses related mainly to product liability matters.

The Company's loss from its equity investment in Oracle Ridge Mining Partners increased slightly as lower production offset the stronger market price of copper.

The increase in other income of $108,000 is due to gains on sales of certain excess equipment.


OPERATIONS - COMPARISON OF SIX MONTHS ENDED JULY 1, 1995 TO SIX MONTHS ENDED JULY 2, 1994 (SEE PAGE 4)

Net sales increased $1,021,000 (3.0%). The increase of $1,593,000 (8.1%) in the heating and air-conditioning segment was due mainly to improvements at Phoenix Manufacturing where new customers contributed to higher sales levels. The decline in the construction materials segment, $573,000 (4.0%) was due to the reasons noted above.

Sales and administrative expenses increased $421,000 (7.3%) due to the overall sales increase and the reasons noted above.

The loss attributable to the Oracle Ridge Mining Partners investment was reduced due to higher average copper prices.

The increase in other income of $178,000 is due to the reason noted above.

Historically, the Company has experienced operating losses during the first quarter. The second quarter has historically improved over the first quarter's operating results. This trend is expected to continue as sales of construction materials are generally higher in the second and third quarters while sales of heating and air-conditioning products, although not showing strong seasonality, experience product mix changes that yield higher gross profits in the fourth quarter.

PART II - OTHER INFORMATION



Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The annual meeting of the stockholders of the Company was held on May 24, 1995.

          (b) At that meeting, three individuals, all of whom are current directors, were nominated and elected to serve until the Annual Meeting by the following votes:


     Director            Shares For        Shares Against      Shares Withheld
- --------------------    -------------    ------------------  -------------------
James G. Gidwitz          1,031,233              --                 20,119
Joseph L. Gidwitz         1,031,170              --                 20,181
Joseph J. Sum             1,031,326              --                 20,025


               There were no broker non votes.

               The following directors' terms of office continued after the meeting until the Annual Meetings of the years as noted:


                      Directors                            Expiration of Term
               ---------------------                    -----------------------
               Ralph W. Gidwitz                                   1996
               William M. Shoemaker                               1996
               Theodore R. Tetzlaff                               1996
               Thomas H. Carmody                                  1997
               Ronald J. Gidwitz                                  1997
               Joseph J. Sum                                      1997


          (c) In addition to the above election, the independent auditing firm of Coopers & Lybrand L.L.P. was appointed by the following vote:



               For                  Against               Abstain
           -----------           --------------        ------------
            1,034,386               13,103                 3,862


               There were no broker non votes.



          (d)  No other matters were submitted for vote.



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K


          (a)  Exhibits:  None

          (b) Registrant filed no reports on Form 8-K during the quarter ended July 1, 1995.

                                    SIGNATURE





Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        CONTINENTAL MATERIALS CORPORATION




Date:       August 3, 1995                By:  /S/ Joseph J. Sum
     ------------------------------           ----------------------------------
                                               Joseph J. Sum, Vice President
                                               and Chief Financial Officer