Form 10-Q
period 1995-09-30
CONTINENTAL MATERIALS CORP
filed 1995-11-07
CIK 24104

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


     (Mark One)

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


           For the quarterly period ending September 30, 1995

                                 OR

           [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from to

                     Commission File number 1-3834

                   CONTINENTAL MATERIALS CORPORATION
         (Exact name of registrant as specified in its charter)

          Delaware                              36-2274391
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)             Identification No.)


         225 West Wacker Drive, Chicago, Illinois  60606
             (Address of principal executive office)
                           (Zip Code)


                         (312) 541-7200
      (Registrant's telephone number, including area code)


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

                      Yes      X        No
                           --------         --------
Number of common shares outstanding at November 1, 1995 1,129,911


             NO EXHIBITS ARE FILED WITH THIS REPORT

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                CONTINENTAL MATERIALS CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEETS
            SEPTEMBER 30, 1995 and DECEMBER 31, 1994
                         (000's omitted)

                                  (Unaudited)
                                 SEPTEMBER 30,      DECEMBER 31,
                                     1995             1994
         ASSETS
Current assets:
 Cash and cash equivalents                    $      408        $    2,778
 Receivables, net                                 12,377            11,376
 Refundable income taxes                             124                --
 Inventories:
  Finished goods                                   9,207             8,882
  Work in process                                  2,245             2,208
  Raw materials and supplies                       5,351             5,407
 Prepaid expenses                                  1,641             1,505
   Total current assets                           31,353            32,156

Property, plant and equipment, net                14,025            13,726
Other assets:
 Investment in mining partnership                  1,940             1,539
 Other                                               612               741
                                              $   47,930        $   48,162

         LIABILITIES
Current liabilities:
 Bank loan payable                            $    3,100        $       --
 Current portion of long-term debt                   709             1,411
 Unsecured term loan due on April 20, 1996
  expected to be refinanced                        4,000                --
 Accounts payable and accrued expenses            11,672            14,710
 Income taxes                                         --                10
   Total current liabilities                      19,481            16,131

Long-term debt                                         4             3,512
Deferred income taxes                              1,730             1,730

         SHAREHOLDERS' EQUITY
Common shares, $0.50 par value; authorized
 3,000,000; issued 1,326,588                         663               663
Capital in excess of par value                     3,484             3,484
Retained earnings                                 25,189            25,137
Treasury shares, 196,677, and 186,310
 respectively at cost                             (2,621)           (2,495)
                                                  26,715            26,789
                                              $   47,930        $   48,162




                     See accompanying notes

                CONTINENTAL MATERIALS CORPORATION
   CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND OCTOBER 1, 1994
                           (Unaudited)
            (000's omitted except per share amounts)


                                            SEPTEMBER 30,      OCTOBER 1,
                                                1995              1994
Net sales                                    $   18,183        $   19,630

Costs and expenses:
 Cost of sales (exclusive of
  depreciation and depletion)                    13,288            14,529
 Depreciation and depletion                         569               570
 Selling and administrative                       3,455             3,079
                                                 17,312            18,178

Operating income                                    871             1,452

Interest                                           (215)             (210)
Equity income (loss) from mining partnership       (229)             (140)
Other income                                        371                54

Income before income taxes                          798             1,156

Provision for income taxes                          303               393

Net income                                          495               763

Retained earnings, beginning of period           24,694            23,586
Retained earnings, end of period             $   25,189        $   24,349

Net income per share                         $      .44        $      .67

Average shares outstanding                        1,131             1,140




                     See accompanying notes

                CONTINENTAL MATERIALS CORPORATION
   CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND OCTOBER 1, 1994
                           (Unaudited)
            (000's omitted except per share amounts)

                                           SEPTEMBER 30,       OCTOBER 1,
                                               1995               1994
Net sales                                    $   53,729        $   54,155

Costs and expenses:
 Cost of sales (exclusive of
  depreciation and depletion)                    41,995            42,006
 Depreciation and depletion                       1,750             1,705
 Selling and administrative                       9,639             8,842
                                                 53,384            52,553

Operating income                                    345             1,602

Interest                                           (644)             (626)
Equity loss from mining partnership                (345)             (305)
Other income                                        728               233

Income before income taxes                           84               904

Provision for income taxes                           32               307

Net income                                           52               597

Retained earnings, beginning of period           25,137            23,752
Retained earnings, end of period             $   25,189        $   24,349

Net income per share                         $      .05        $      .52

Average shares outstanding                        1,137             1,140





                     See accompanying notes

                CONTINENTAL MATERIALS CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND OCTOBER 1, 1994
                           (Unaudited)
                         (000's omitted)


                                                   SEPTEMBER 30,   OCTOBER 1,
                                                        1995          1994

Net cash (used) provided by operating activities      $ (2,824)    $  1,828

Investing activities:
 Capital expenditures                                   (2,209)      (1,130)
 Proceeds from sale of property and equipement             672          138
 Investment in mining partnership                         (746)        (258)
 Proceeds from sale of equity investment                    --          250
 Other                                                     (27)          --
Net cash used by investing activities                   (2,610)      (1,000)

Financing activities:
 Borrowings under revolving credit facility              3,100          100
 Long-term borrowings                                      500           --
 Repayment of long-term debt                              (710)        (755)
 Payments to acquire treasury stock                       (126)          --
Net cash provided (used) by financing activities         2,764         (655)

Net (decrease) increase in cash and cash equivalents    (2,370)         173
Cash and cash equivalents:
 Beginning of year                                       2,778        1,067

 End of period                                        $    408     $  1,240


Supplemental disclosures of cash flow items:
Cash paid during the nine months for:
 Interest                                             $    633     $    602
 Income taxes                                              179          408





                     See accompanying notes

                CONTINENTAL MATERIALS CORPORATION
          SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
    NOTES TO THE QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS
                QUARTER ENDED SEPTEMBER 30, 1995
                           (Unaudited)




1.The   unaudited   interim  consolidated  financial   statements
  included herein are prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual financial statements have been omitted. The interim financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of management, the consolidated financial statements include all adjustments (none of which were other than normal recurring adjustments) necessary for a fair statement of the results for the interim periods.

2.The  Company's  credit agreement with two banks  expires  April
  20, 1996. This agreement covers both the unsecured term loan with a remaining balance of $4,700,000 and an unsecured line of credit of $12,000,000. At September 30, 1995, the Company has $3,100,000 outstanding under the unsecured line of credit. In addition, the line of credit supports approximately $4,400,000 of standby letters of credit. The Company intends to enter into a new credit agreement with the banks prior to issuing the financial statements for the year ending December 30, 1995. The Company expects to maintain a similar portion of the debt as long term, however, the requirements for long term classification of short-term obligations expected to be refinanced, as specified in Statement of Financial Accounting Standards No. 6, have not yet been met. Accordingly, the entire term debt under the existing credit agreement has been classified as a current liability. (See Note 5 of Notes to Consolidated Financial Statements in the Company's 1994 Annual Report.)

3.The provision for income taxes is based upon the estimated effective tax rate for the year.

4.Operating  results  for  the  first nine  months  of  1995  are not necessarily indicative of performance for the entire year. Historically, sales of construction materials are higher in the second and third quarters. Overall, sales of heating and air-conditioning products have not shown strong seasonal fluctuations in recent years although product mix has historically yielded higher gross profit margins in the fourth quarter. (See Note 11 of Notes to Consolidated Financial Statements in the Company's 1994 Annual Report.)

  Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operation



  Financial Condition (See pages 2 and 5)

  Operations for the first nine months of 1995 used $2,824,000 in cash compared to a positive cash flow of $1,828,000 in 1994. A reduction in accounts payable and accrued expenses in the current year, including the settlement of the ConAgra claim (See Note 6 of Notes to Consolidated Financial Statements in the Company's 1994 Form 10-K) accounts for most of the cash consumption. A modest increase in inventories since year end also was a contributing factor.

  During the second quarter of 1995, Williams Furnace ("WFC") was notified by Pacific Gas & Electric ("PG&E") that a recent inspection had discovered a higher than normal incidence of cracks in the heat exchanger of two models of furnaces manufactured by WFC. These furnaces were purchased by PG&E during the years 1985 to 1991. Initial engineering reports indicate that there is no safety hazard arising from these cracks. However, PG&E announced its intent to replace approximately 5,900 units purchased during the period. The Consumer Products Safety Commission ("CPSC") was notified and WFC continues to work with an independent engineering firm and the CPSC to determine the cause of the cracks which, as of this date, is still undetermined. To date, no claims have been asserted against the Company by PG&E or the actual users of the furnaces with respect to cracked heat exchangers being replaced by PG&E. As such, no loss accrual has been established at this time.

  The Company estimates that its short-term line of credit (of which $3,100,000 was outstanding at September 30, 1995) will be adequate to meet its cash requirements for the foreseeable future. See also the discussion of the unsecured term loan and the line of credit in Note 2 of the accompanying Notes to the Quarterly Consolidated Financial Statements. Historically, the Company's borrowings against the short-term line peak during the second quarter and decline over the second half of the year.


  Operations - Comparison of Quarter Ended September 30, 1995  to
  Quarter Ended October 1, 1994 (See page 3)

  Consolidated  net  sales  declined  $1,447,000   (7.4%).    The
  decrease in the heating and air-conditioning segment was $894,000 (8.7%). Hot, dry weather in the area served by Phoenix Manufacturing in the third quarter of 1994 led to significantly higher sales in the prior year period. Williams Furnace also experienced a decline in sales due to new competitive products. The construction materials segment decline of $552,000 (5.9%) was primarily due to a slow down in single-family home construction and an absence of two large municipal jobs served by Transit Mix in the prior year.

  Consolidated cost of sales (exclusive of depreciation and depletion) as a percentage of sales declined slightly from 74.0% to 73.1% due mostly to higher production levels at Williams Furnace.

  Selling and administrative expenses increased $376,000 (12.2%). This increase is due to continuing legal and other expenses related mainly to the Williams Furnace heat exchanger matter and the accrual of future compensation to be paid to the Company's former president.

  The Company reported a $279,000 loss from its investment in Oracle Ridge Mining Partners compared to a loss of $140,000 in the prior year quarter. The increase from the prior year loss is due in large part to lower production levels and ore grades as construction of a ramp to access additional mining areas was delayed. The ramp was completed in September and mining of the new area has begun.

  Other income for the current quarter includes a $300,000 gain on the sale of the Company's interest in Oracle Ridge surface rights to Union Copper, Inc., the majority partner of Oracle
  Ridge Mining Partners.


  Operations  -  Comparison of Nine Months  Ended  September  30,
  1995 to Nine Months Ended October 1, 1994 (See page 4)

  Net sales decreased $426,000 (.8%). The increase of $669,000 (2.3%) in the heating and air-conditioning segment was due mainly to improvements at Phoenix Manufacturing where new customers contributed to higher sales levels. The decline in the construction materials segment, $1,125,000 (4.7%) was due to the reasons noted above.

  Sales  and  administrative expenses increased  $797,000  (9.0%)
  due to expanded sales and marketing programs in the heating and air-conditioning segment in addition to the reasons noted above.

  The increase in other income of $495,000 is due to gains on the sale of Oracle Ridge surface rights, noted above, and the sale of real property in Colorado Springs.

  Historically, the Company has experienced operating losses during the first quarter. The following three quarters have generally each improved on the previous quarter. This trend is expected to continue as sales of construction materials are generally higher in the second and third quarters while sales of heating and air-conditioning products, although not showing strong seasonality, experience product mix changes that have historically yielded higher gross profit margins in the fourth quarter.

PART II - Other Information

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits:  None

          (b) Registrant filed no reports on Form 8-K during the quarter ended September 30, 1995.





                            SIGNATURE





Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      CONTINENTAL MATERIALS CORPORATION




Date:    November 2, 1995       By:   /S/ Joseph J. Sum
         -------------------          ---------------------------
                                      Joseph J. Sum, Vice President
                                      and Chief Financial Officer