Form 10-K
period 1995-12-31
CONTINENTAL MATERIALS CORP
filed 1996-03-29
CIK 24104

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K
(Mark One)

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 30, 1995

                               OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ______________________

          Commission file number 1-3834

                Continental Materials Corporation
     (Exact name of registrant as specified in its charter)

           Delaware                          36-2274391
 (State or other jurisdiction             (I.R.S. Employer
     of incorporation or                Identification No.)
        organization)

 225 West Wacker Drive, Suite                  60606
    1800 Chicago, Illinois                   (Zip Code)
    (Address of principal
      executive offices)

Registrant's telephone number, including area code 312-541-7200

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class              Name of each exchange on
                                          which registered
Common Stock - $.50 par value          American Stock Exchange

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

      The aggregate market value (based on March 20, 1996 closing price) of voting stock held by non-affiliates of registrant:
Approximately $8,974,000.

  Number of common shares outstanding at March 20, 1996: 1,105,921.

       Incorporation by reference: Portions of registrant's definitive proxy statement for the 1996 Annual meeting of stockholders to be held on May 22, 1996 into Part III of this
Form 10-K. (The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.)

     Index to Exhibits: on page 37 hereof.

NOTE: References to a "Note" are to the Notes to Consolidated
      Financial Statements which are included on pages 16 through 24 of this Annual Report on Form 10-K.




                             PART I


Item 1.   BUSINESS


Continental Materials Corporation, Inc. and its subsidiaries (collectively referred to as the Company) operate primarily in two industry segments, the Heating and Air Conditioning segment and the Construction Materials segment. The Heating and Air Conditioning segment is comprised of Phoenix Manufacturing, Inc. of Phoenix, Arizona and Williams Furnace Co. of Colton, California. The Construction Materials segment is comprised of Castle Concrete Company and Transit Mix Concrete Co. both of Colorado Springs, Colorado.

The Heating and Air Conditioning segment manufactures wall furnaces, console heaters, evaporative air coolers and fan coil/air handler product lines. Numerous models with differing heating or cooling capacities as well as exterior appearances are offered within each line.

The Construction Materials segment is involved in the production and sale of ready mix concrete and other building materials as well as the exploration, extraction and sale of limestone, sand and gravel.

In addition to the above operating segments, a General Corporate and Other classification is utilized covering the general expenses of the corporate office which provides treasury, insurance and tax services as well as strategic business planning and general management services.

The  Company  has a 30% interest in Oracle Ridge Mining  Partners
(ORMP). ORMP is a general partnership which operates a copper mine near Tucson, Arizona. The Company is not the managing partner of ORMP and thus its operations are accounted for on the equity method with the Company's share of ORMP's operations presented in the other income and expense section of the Company's operating statements.

Financial  information relating to industry segments  appears  in
Note 12 on page 24 of this Form 10-K. Summary financial information on ORMP appears in Note 4 on page 19 and audited financial statements for ORMP are included in Item 8 of this Form 10-K. See index to Item 8 on page 12.

MARKETING, SALES AND SUPPORT

Marketing

The Heating and Air Conditioning segment markets its products throughout the United States through plumbing, heating and air conditioning wholesale distributors as well as direct to some major retail home-centers and other retail outlets. Phoenix and Williams utilize independent manufacturers' representatives. Both companies also employ a small staff of sales and sales support personnel. Sales in this segment are predominantly in the United States and are concentrated in the Western and Southwestern states. Sales of Williams' furnaces usually increase in the months of September through January. Sales of Phoenix's evaporative coolers usually increase in the months of February through June. In order to sell wall furnaces and evaporative coolers during the off season, Williams and Phoenix offer extended payment terms to their customers.

The Construction Materials segment markets its products primarily through its own direct sales representatives and confines its sales to the Colorado Springs area. Sales are made to general and sub-contractors, government entities and individuals. The businesses of Castle and Transit Mix are affected by the general economic conditions in Colorado Springs (as it relates to construction) and weather conditions. Revenues usually decline in the winter months as the pace of construction slows.

During 1995, no customer accounted for 10% or more of the total sales of either segment.

Customer Service and Support

The companies in the Heating and Air Conditioning segment maintain parts departments and help lines to assist contractors, distributors and end users in servicing the companies' products. The Company does not perform installation services, nor are maintenance or service contracts offered. In addition, Williams holds training sessions at its plant for distributors, contractors, utility company employees and other customers. The companies in this segment do not derive any revenue from after-sales service and support other than from parts sales. The companies in the Construction Materials segment routinely take a leadership role in formulation of the products to meet the strength requirements of their customers.

BACKLOG

At  December  30, 1995, Williams' order backlog was approximately
$600,000 ($900,000 at December 31, 1994) the majority of which represented orders for furnaces.

At  December  30,  1995, Phoenix had a backlog  of  approximately
$3,100,000   ($3,000,000  at  December  31,  1994)   representing
primarily preseason cooler orders.

The above backlogs are all related to the heating and air conditioning segment and are expected to be filled during the first quarter of 1996.

At  December  30, 1995, Transit Mix and Castle had a  backlog  of
approximately  $4,300,000  ($3,100,000  at  December  31,   1994)
primarily relating to construction contracts awarded and expected to be filled during the first half of 1996.

Management does not believe that any of the above backlogs represent a trend but rather are indicative only of the timing of orders received or contracts awarded.

Research and Development/Patents

In general, companies rely upon, and intend to continue to rely upon, unpatented proprietary technology and information. However, recent research and development activities in the Heating and Air Conditioning segment has lead to patent applications related to Phoenix' Power Cleaning System for the evaporative coolers and the configuration of the heat exchanger for Williams' furnaces which has increased efficiency above that previously offered by the industry. The amounts expended on research and development are not material and are expensed as incurred. The Company believes its interests in its patent applications, as well as its proprietary knowledge, are sufficient for its businesses as currently conducted.


Manufacturing

The Company conducts its manufacturing operations through a number of facilities as more completely described in Item 2, Properties, below.

Due to the seasonality of its businesses, Williams and Phoenix build inventory during their off seasons in order to have adequate wall furnace and evaporative cooler inventory to sell during the season.

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


Competitive Conditions

Heating and Air Conditioning - Williams is one of four principal companies producing wall furnaces (excluding units sold to the recreational vehicle industry). The wall furnace market is only a small component of the heating industry. Williams' covers its market area from its plant in Colton, California and a warehouse in Ohio. The sales force consists of Williams' sales personnel and manufacturers' representatives. The entire heating industry is dominated by manufacturers (most of which are substantially larger than the Company) selling diversified lines of heating and air conditioning units directed primarily toward central heating and cooling systems.

Williams also manufactures a line of gas fired console heaters. Distribution is similar to wall furnaces with the principal market areas in the South and Southeast. There are five other manufacturers, none of whom is believed to have a dominant share of the market.

Williams is also a producer of fan coils. Fan coil sales are usually obtained through a competitive bidding process. This market is dominated by International Environmental Corp., a subsidiary of LSB Industries, Inc., a manufacturer of a diversified line of commercial and industrial products. There are also a number of other companies that produce fan coils. All of the producers compete on the basis of price and timeliness of delivery.

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

Metal doors and door frames, rebar reinforcement and other building materials sold in the Colorado Springs metropolitan area are subject to intense competition. Transit Mix competes aggressively with two larger companies and a number of small competitors. However, Transit Mix has a slight competitive advantage in that many of its customers also purchase concrete, sand and aggregates from Transit Mix and Castle whereas our competitors for these particular product lines do not offer concrete, sand or aggregates.


Employees

The Company employed 649 persons as of December 30, 1995. Employment varies throughout the year due to the seasonal nature of sales and thus to a lesser extent, production. A breakdown of the prior three years employment at year end by segment was:

                                     1995     1994     1993
                                     ----     ----     ----
      Heating and Air Conditioning    421      335      371
      Construction Materials          215      203      188
      Corporate Office                 13       14       14
                                      ---      ---      ---
      Total                           649      552      573
                                      ===      ===      ===

Factory employees at the Colton, California plant are represented by the Amalgamated Industrial Workers Union under a contract that expires in June 1997. Certain drivers, laborers and mechanics at the Colorado Springs facilities are represented by the Western Conference of Teamsters under a contract which expires in February 1998.

The Company considers relations with its employees and with its unions to be good.


Item 2.   PROPERTIES

The heating and air conditioning segment operates out of one owned (Colton, California) and one leased (Phoenix, Arizona) facility. Both manufacturing facilities utilized by this segment are, in the opinion of management, in good condition and sufficient for the Company's current needs. Productive capacity exists at the locations such that the Company could exceed the highest volumes achieved in prior years or expected in the foreseeable future and maintain timely delivery.

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


Item 3.   LEGAL PROCEEDINGS

See Management Discussion and Analysis of Financial Condition and
Results of Operations on pages 8 through 10 and Note 6 on page 20 of this Annual Report on Form 10-K.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1995.


                             PART II


Item 5.  MARKETING FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Continental  Materials  Corporation  shares  are  traded  on  the
American  Stock  Exchange (AMEX) under the symbol  CUO.   Closing
share prices for each of the periods set forth below as reported by the AMEX are:

                                    High      Low
                                    ----      ---
           1995     Fourth         13       11 3/4
                    Quarter
                    Third Quarter  13 3/8   12
                    Second         12 7/8   12
                    Quarter
                    First Quarter  12 1/2   10 7/8

           1994     Fourth         13 3/4   10 7/8
                    Quarter
                    Third Quarter  13 7/8   10 7/8
                    Second         11 3/8   9 1/8
                    Quarter
                    First Quarter  10 3/8    7 7/8


Trading during the two months ended March 1, 1996 ranged from  11
3/4 to 14 7/8.

At  December  30,  1995,  the  Company  had  approximately  3,200 shareholders of record.

The Company has never paid a dividend. Payment of cash dividends is either limited or requires prior approval by the lenders (see
Note 5 on page 19). The Company's policy is to reinvest earnings from operations, and the Company expects to follow this policy for the foreseeable future.

Item 6.   SELECTED FINANCIAL DATA

Selected Financial Data  (Amounts in thousands, except per share amounts)

                          1995     1994     1993     1992     1991
                          ----     ----     ----     ----     ----
SUMMARY OF OPERATIONS
Net sales from
 continuing operations    $75,560  $75,294  $62,495  $60,982  $58,043
                          -------  -------  -------  -------  -------
Net income from
 continuing operations        681    1,849    1,187    1,201    1,132
Net (loss) income from
discontinued operation         --     (464)     188   (1,064)    (534)
Extraordinary item, net        --       --   (1,335)      --       --
                          -------  -------  -------  -------  -------
Net income                $   681   $1,385  $    40  $   137  $   598
                          =======  =======  =======  =======  =======

PER SHARE DATA
Continuing operations     $   .60   $ 1.62  $  1.02  $  1.02  $   .96
Discontinued operation         --      .16     (.90)    (.45)    (.41)
Extraordinary item             --       --    (1.15)      --       --
                          -------  -------  -------  -------  -------
Net income                $   .60  $  1.21  $   .03  $   .12  $   .51
                          =======  =======  =======  =======  =======
Average shares
outstanding during year     1,135    1,140    1,164    1,174    1,174
                          =======  =======  =======  =======  =======


FINANCIAL CONDITION
Current ratio               2.0:1    2.0:1    2.2:1    2.5:1    2.5:1
Total assets              $47,223  $48,162  $45,424  $54,916  $55,425
Long-term debt,
including current
 portion                    4,011    4,923    6,819   16,114   17,950
Shareholders' equity       27,281   26,789   25,404   25,660   25,523
Ratio of net worth to
 long-term debt              6.80     5.44     3.73     1.59     1.42
Book value per share      $ 24.04  $ 23.50  $ 22.28  $ 21.86  $ 21.73


CASH FLOWS
Net cash provided by (used in):
 Operating activities         848    7,191    2,727    4,925    5,132
 Investing activities      (3,751)  (1,884)   6,628   (3,182)  (1,134)
 Financing activities       1,199   (3,596)  (9,914)  (1,836)  (3,112)
                          -------  -------  -------  -------  -------
 Net (decrease) increase
 in cash and
 cash equivalents         $(1,704) $ 1,711  $  (559) $   (93) $   886
                          =======  =======  =======  =======  =======

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

(References to a "Note" are to Notes to Consolidated Financial Statements)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES


Cash and cash equivalents declined to $1,074,000 at year end compared to $2,778,000 in the prior year. Cash provided from operations in 1995 was $848,000 compared to $7,191,000 in 1994 and the $2,727,000 generated in 1993. The decrease in net cash generated by operating activities in 1995 was mainly due to decreased levels of accounts payable and accrued expenses. The expected decrease in accounts payable was due to the early purchase of raw materials in 1994 for which 1995 price increases had been announced, and the timing of payments. The decrease in accruals was also expected and was due primarily to the timing of payments. The increase in 1994 from the 1993 level was due to the above items.

Net cash used in investing activities was $3,751,000 in 1995 and $1,884,000 in 1994. Net cash of $6,628,000 was provided by investing activities in 1993 primarily as a result of the sale of Imeco, Inc., which provided $10,750,000, and the receipt of $704,000 in proceeds from the sale of an equity investment. Cash invested in Oracle Ridge Mining Partners (ORMP) during 1995, 1994 and 1993 was $883,000, $561,000 and $1,194,000, respectively.

Capital expenditures for 1995, 1994 and 1993 were $3,417,000, $1,775,000 and $3,677,000, respectively. There were no significant commitments for capital expenditures at the end of 1995. Budgeted capital expenditures for 1996, exclusive of equipment that may be acquired under operating leases, are approximately $3,049,000 (primarily routine replacements and upgrades), $472,000 more than planned depreciation. The 1996 expenditures will be funded from internal sources and available borrowing capacity.

In June 1993, the Company sold Imeco for $10,750,000 in cash and recognized a $1,050,000 pre-tax gain. Imeco had been involved in the manufacture of thermal transfer equipment, and as such was the "refrigeration" component of the Company's "Heating, Air Conditioning and Refrigeration" reportable segment. Subsequent to the sale of Imeco, the reportable segment has been renamed "Heating and Air Conditioning." In connection with the sale of Imeco, the Company retained responsibility for product liability claims involving Imeco equipment occurring prior to the June 30, 1993 sale date. To date, three suits have been filed against Imeco for which the Company retained responsibility. As of June 30, 1993, the Company was aware of two of the claims. At that time, the Company concluded that it was not liable for one of the claims and not enough information was available for the other claim to make a reasonable estimate of liability, if any. Accordingly, no liability was recorded at June 30, 1993 in connection with these claims. At the end of 1993, management conducted a complete review of all legal matters and determined that an accrual of $616,000 was necessary regarding one of the cases in accordance with the requirements of Statement of
Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies." The fourth quarter 1994 results were reduced by $726,000, $426,000 after related tax benefits, as a result of new developments related to these product liability matters. In March 1995, the Company settled the suit brought by ConAgra and its insurance carrier. The amount of the settlement was fully reserved as of December 31, 1994. The suit involving personal injury was settled during March 1996. The amount of this settlement was also fully reserved as of December 31, 1994. The remaining claim against Imeco was withdrawn during 1995. See Notes 2 and 6.
                                8

During 1995, cash of $1,199,000 was provided by financing activities. Borrowings of $2,300,000 against the short-term line of credit were offset by the net long-term debt repayment of $912,000. Cash of $189,000 was used to acquire 15,357 shares of treasury stock. During 1994, cash of $3,596,000 was used to pay off the short-term line of credit and the scheduled long-term debt payments. During 1993, cash of $9,914,000 was used in financing activities. The Company used cash from the sale of Imeco, $1,700,000 of borrowings under the line of credit and a portion of the $3,500,000 received from an amendment to the Company's credit agreement with two banks, to repay $12,795,000 of fixed rate long-term debt and the related prepayment penalty of $2,023,000. In addition, the Company acquired 34,000 shares of treasury stock for $296,000 during 1993.

In February 1996, the Company renegotiated its credit agreement with two banks. The new agreement provides for a term loan of $4,000,000 to replace the existing term loan, and an increased revolving credit facility of $14,500,000 for funding of seasonal sales programs at Williams Furnace Co. and Phoenix Manufacturing, Inc. The line is also used for stand-by letters of credit to insurance carriers in support of deductible amounts under the
Company's insurance program. All borrowings under the new agreement are unsecured and bear interest at prime or an adjusted LIBOR rate. See Note 5.

The Company anticipates the primary source of cash flow in 1996 to be from its operating subsidiaries. This cash flow, supplemented by the line of credit, is sufficient to cover normal and expected future cash needs, including servicing debt and planned capital expenditures.

The Company purchases insurance coverage for property loss, workers' compensation, general, product and automobile liability maintaining certain levels of retained risk (self-insured portion). Provisions for claims under the self-insured portion of the policies are recorded in accordance with the requirements of SFAS No. 5. The accrual for workers' compensation and automobile liability claims covers occurrences through December 30, 1995. There were no unasserted claims as of December 30, 1995, that required a reserve or disclosure in accordance with SFAS No. 5.

During 1995, The Financial Accounting Standards Board issued two new pronouncements, SFAS No. 121 and No. 123, which are relevant to the Company's operations. SFAS No. 121 addresses "Accounting for The Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" while SFAS No. 123 addresses "Accounting for Stock-Based Compensation." Both statements are effective for fiscal years beginning after December 15, 1995. The Company intends to adopt both SFAS No. 121 and No. 123 in 1996 and does not believe either will have a material effect on the Company's financial position or results of operations.

OPERATIONS
1995 vs. 1994


Consolidated net sales from continuing operations increased $266,000. The net sales of the Heating and Air Conditioning segment rose slightly while the net sales of the Construction Materials segment declined slightly compared to the previous year. Sales at Phoenix rose due to new customers and a strong pre-season sales program during the fourth quarter. Sales at Williams declined slightly due to new competitive products. A decline in sales in the Northern California region was possibly due to publicity of the heat exchanger matter concerning units manufactured by Williams prior to 1995 (see Note 6).

The Company experienced a high level of price competition at all of its subsidiaries which is expected to continue into 1996.
During 1995, inflation was not a significant factor at any of the operations.

Cost of sales (exclusive of depreciation and depletion) increased from 76% to 77% due to product mix in the Heating and Air
Conditioning segment.

Selling and administrative expenses increased $995,000 (8%) due to legal and other expenses incurred in regard to the Williams Furnace heat exchanger matter, additional costs associated with new products marketing and the accrual of future compensation to be paid to the Company's former president. As a percentage of sales, selling and administrative expense increased from 16% to 17%.

The decrease in the operating income reflects the increase in cost of sales as well as the higher selling and administrative expense.

The increase in interest expense of $45,000 reflects a higher interest rate partially offset by lower average borrowings.

The Company recorded a loss of $922,000 related to its investment in ORMP. This loss represents the Company's share (30%) of the loss of the partnership for 1995 as well as a $172,000 write down of the carrying value of the investment to management's best estimate of net realizable value, $1,500,000, as of December 30, 1995. Production at the mine was halted in February 1996 as the partners are reassessing their plans, including a possible sale of the mine.

There were no charges against the discontinued operation during 1995. See "Financial Condition, Liquidity and Capital Resources" for further discussion.

The Company's 1995 effective income tax rate on income from continuing operations (24.8%) reflects federal and state statutory rates adjusted for non-deductible and other tax items. The current year was favorably impacted by a substantial percentage depletion allowance. See Note 10.

OPERATIONS
1994 vs. 1993


Consolidated net sales from continuing operations increased $12,799,000 (21%). A majority of the increase ($7,698,000)
occurred in the Construction Materials segment. Strong economic conditions and mild weather patterns led to high sales levels throughout the year, including the normally slow winter months. The Heating and Air Conditioning segment also realized gains of $5,100,000. Sales at Williams increased 4% while Phoenix posted a 28% increase. The latter increase was mainly attributable to hot and dry weather patterns in the areas serviced.

A high level of price competition was experienced at all of the Company's subsidiaries during 1994. The Company also experienced some increases in the cost of key raw materials during 1994. Selling prices were increased to recover some but not all of such cost increases.

Cost of sales (exclusive of depreciation and depletion) remained consistent at 76% between years. The 1.7% decline in the Heating and Air Conditioning segment, due to price competition and the raw material cost increases, was offset by 1.5% improvement in the Construction Materials segment due mainly to increased volume as a relatively large portion of its operating costs and expenses are fixed in nature.

Selling   and  administrative  expenses  rose  $1,297,000   (12%)
although they declined as a percentage of net sales from 17% to 16%.

The increase in operating income is mainly due to the increase in net sales.

The Company recorded a loss of $545,000 related to its investment in ORMP compared to $1,188,000 in the prior year. The reduction in the loss is attributed to increased production and higher copper prices as well as nonrecurring development costs incurred in the prior year. In 1993, the project was shut down for a three-month period to install equipment and facilities to increase production and improve copper recovery. Copper prices increased throughout 1994, beginning around 74 cents per pound in January and ending at $1.38. During 1994, the partnership entered into a one-year agreement beginning September 1994 which fixes the price that the partnership receives for the copper it produces at $1.07 per pound on approximately 50% of ORMP's production. Copper prices have historically been, and are expected to remain volatile.

Discussion  of  the  discontinued operation  and  the  prepayment
penalty   is   presented  above  under  the  heading   "Financial
Condition, Liquidity and Capital Resources."

The Company's effective income tax rate on income from continuing operations (34.2%) reflects federal and state statutory rates adjusted for the effect of non-deductible expenses and other tax items. The current year was favorably impacted by a substantially higher percentage depletion allowance. The 1993 rate was favorably influenced by the reversal of $305,000 of certain income tax contingencies related to matters resolved in favor of the Company. See Note 10.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                      PAGE


Financial  Statements and  Schedule of Continental
Materials  Corporation  and  report thereon:

 Consolidated statements of operations and
  retained earnings for fiscal years
  1995, 1994 and 1993                                  13

 Consolidated statements of cash flows
  for fiscal years ended 1995, 1994 and 1993           14

 Consolidated  balance  sheets   at
  December 30, 1995 and December 31, 1994              15

 Notes  to  consolidated  financial statements         16-24

 Report of Independent Accountants                     25

Financial Statements of Oracle
Ridge  Mining Partners  and  report thereon:

 Independent Auditors' Report                          26

 Balance sheet at December 31, 1995 and
  December 31, 1994                                    27

 Statement of operations for the year ended
  December 31, 1995 and fourteen-month
  period ended December 31, 1994                       28

 Statement of partners' deficit for the year
  ended December 31, 1995 and fourteen-month
  period ended December 31, 1994                       29

 Statement of cash flows for the year ended
  December 31, 1995 and fourteen-month
  period ended December 31, 1994                       30

 Notes to financial statements                         31-35

Continental Materials Corporation
Consolidated Statements of Operations and Retained Earnings
For Fiscal Years 1995, 1994 and 1993
(Amounts in thousands, except per share data)


                                               1995        1994        1993
                                           --------     --------     --------
 NET SALES                                 $ 75,560     $ 75,294     $ 62,495

 COSTS AND EXPENSES
 Cost of sales (exclusive of
  depreciation and depletion)                58,497       57,244       47,648
 Depreciation and depletion                   2,278        2,311        2,353
 Selling and administrative                  12,779       11,784       10,487
                                           --------     --------     --------
 Operating income                             2,006        3,955        2,007
 Interest expense                              (812)        (767)        (770)
 Gain on sale of equity investment               --          --           794
 Equity loss from mining partnership           (922)       (545)       (1,188)
 Other income, net                              634         168           252
                                           --------     --------     --------
 Income from continuing operations
  before income taxes                           906        2,811        1,095
 Income tax provision (benefit)                 225          962          (92)
                                           --------     --------     --------
 Income from continuing operations              681        1,849        1,187
 Discontinued operation, net of tax:
  (Loss) from discontinued operation             --           --         (637)
  (Loss) gain on sale of
    discontinued operation                       --         (464)         825
                                           --------     --------     --------
  (Loss) gain from discontinued operation        --         (464)         188
                                           --------     --------     --------
 Income before extraordinary item               681        1,385        1,375
 Extraordinary item, net of tax:
  Prepayment penalty on early
   extinguishment of debt                        --           --       (1,335)
                                           --------     --------     --------
 Net income                                     681        1,385           40
 Retained earnings, beginning of year        25,137       23,752       23,712
                                           --------     --------     --------
 Retained earnings, end of year            $ 25,818     $ 25,137     $ 23,752
                                           ========     ========     ========
 Net income (loss) per share:
  Continuing operations                    $    .60     $   1.62     $   1.02
  Discontinued operation                         --         (.41)         .16
  Extraordinary (loss)                           --           --        (1.15)
                                           --------     --------     --------
  Net income per share                     $    .60     $   1.21     $    .03
                                           ========     ========     ========
 Weighted average shares outstanding          1,135        1,140        1,164
                                           ========     ========     ========


  The accompanying notes are an integral part of the financial statements.

Continental Materials Corporation
Consolidated Statements of Cash Flows For Fiscal Years 1995, 1994, and 1993 (Amounts in thousands)


                                                    1995      1994      1993
                                                 -------   -------   -------
Operating activities:
 Net income                                      $   681   $ 1,385   $    40
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and depletion                       2,278     2,311     2,854
  Deferred income tax benefit                       (282)      (66)     (971)
  Provision for doubtful accounts                     60       148        79
  Gain on disposition of property and equipment     (459)     (133)      (18)
  Gain on sale of equity investment                   --        --      (794)
  Gain on sale of discontinued operation              --        --    (1,050)
  Loss on early retirement of debt                    --        --     2,023
  Equity loss from mining partnership                922       545     1,188
Changes in operating assets and liabilities,
 net of effects from sale of subsidiary:
  Receivables                                       (842)   (1,395)     (841)
  Inventories                                      1,840       (61)      404
  Prepaid expenses                                     8       (92)       38
  Income taxes                                        21      (145)     (374)
  Accounts payable and accrued expenses           (3,267)    5,037        49
  Other                                             (112)     (343)      100
                                                 -------   -------   -------
Net cash provided by operating activities            848     7,191     2,727
                                                 -------   -------   -------
Investing activities:
  Capital expenditures                            (3,417)   (1,775)   (3,677)
  Investment in mining partnership                  (883)     (561)   (1,194)
  Return of investment in environmental
   managment venture                                  --       250        --
  Proceeds from sale of property and equipment       549       202        45
  Proceeds from sale of equity investment             --        --       704
  Proceeds from sale of discontinued operation        --        --    10,750
                                                 -------   -------   -------
Net cash (used in) provided by investing          (3,751)   (1,884)    6,628
                                                 -------   -------   -------
Financing activities:
  Borrowings (repayment) under revolving
  credit facilitiy                                 2,300    (1,700)    1,700
  Long-term borrowings                               500        --     3,500
  Repayment of long-term debt                     (1,412)   (1,896)  (12,795)
  Prepayment penalty                                  --        --    (2,023)
  Payments to acquire treasury stock                (189)       --      (296)
                                                 -------   -------   -------
Net cash provided by (used in)
 financing activities                              1,199    (3,596)   (9,914)
                                                 -------   -------   -------
Net (decrease) increase in cash and cash
 equivalents                                      (1,704)    1,711      (559)
Cash and cash equivalents:
  Beginning of year                                2,778     1,067     1,626
                                                 -------   -------   -------
  End of year                                    $ 1,074   $ 2,778   $ 1,067
                                                 =======   =======   =======

Supplemental disclosures of cash flow items:
Cash paid during the year for:
  Interest                                       $   812   $   773   $ 1,335
  Income taxes                                       500       916       546


Supplemental Schedule of non-cash investing and financing activities:
A portion of the proceeds from the sale of equity investment was in the form of preferred stock valued at $90.
A portion of the 1995 proceeds from sale of property and equipment was in the form of a note receivable valued at $162.


  The accompanying notes are an integral part of the financial statements.

Continental Materials Corporation
Consolidated Balance Sheets December 30, 1995 and December 31, 1994 (Amounts in thousands except share data)


                                                December 30,     December 31,
                                                    1995             1994
                                                ------------     ------------
ASSETS
Current assets:
 Cash and cash equivalents                      $      1,074     $      2,778
 Receivables less allowance of $259 and $248          12,158           11,376
 Inventories                                          14,657           16,497
 Prepaid expenses                                      2,206            1,505
                                                ------------     ------------
     Total current assets                             30,095           32,156
                                                ------------     ------------
Property, plant and equipment:
 Land and improvements                                 1,713            1,713
 Buildings and improvements                            7,731            7,731
 Machinery and equipment                              41,078           38,617
 Mining properties                                     2,170            2,329
 Less accumulated depreciation and depletion         (38,079)         (36,664)
                                                ------------     ------------
                                                      14,613           13,726
Other assets:                                   ------------     ------------
 Investment in mining partnership                      1,500            1,539
 Other                                                 1,015              741
                                                ------------     ------------
                                                       2,515            2,280
                                                ------------     ------------
                                                $     47,223     $     48,162
                                                ============     ============
LIABILITIES
Current liabilities:
 Bank loan payable                              $      2,300     $         --
 Current portion of long-term debt                     1,011            1,411
 Accounts payable                                      4,037            7,017
 Income taxes                                             31               10
 Accrued expenses:
  Compensation                                         1,853            1,836
  Reserve for self-insured losses                      2,984            3,278
  Profit sharing                                       1,031            1,146
  Other                                                1,538            1,433
                                                ------------     ------------
 Total current liabilities                            14,785           16,131
                                                ------------     ------------
Long-term debt                                         3,000            3,512
                                                ------------     ------------
Deferred income taxes                                  2,157            1,730
                                                ------------     ------------

Commitments and contingencies (Notes 6 and 8)   ------------     ------------

SHAREHOLDERS' EQUITY
Common shares, $.50 par value; authorized
 3,000,000 shares; issued 1,326,588 shares               663              663
Capital in excess of par value                         3,484            3,484
Retained earnings                                     25,818           25,137
Treasury shares                                       (2,684)          (2,495)
                                                ------------     ------------
                                                      27,281           26,789
                                                ------------     ------------
                                                $     47,223     $     48,162
                                                ============     ============


  The accompanying notes are an integral part of the financial statements.

Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include Continental Materials Corporation and all of its subsidiaries (the Company). The equity method of accounting is used for the Company's 30% interest in Oracle Ridge Mining Partners (ORMP). Certain prior years' amounts have been reclassified to conform with the current presentation.

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 30, 1995 and December 31, 1994 and the reported amounts of revenues and expenses during each of the three years in the period ended December 30, 1995. Actual results could differ from those estimates.

Inventories
Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 88% of total inventories at December 30, 1995 (88% at December 31, 1994). The cost of all other inventory is determined by the first-in, first-out (FIFO) method.

Property, Plant and Equipment
Property, plant and equipment are carried at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method as follows:

               Buildings ....................10 to 31 years
               Leasehold improvements .......Terms of leases
               Machinery and equipment ......3 to 10 years

Depletion of rock and sand deposits is computed by the unit-of-production method based upon estimated recoverable quantities of rock and sand.

The cost of property sold or retired and the related accumulated depreciation or depletion are removed from the accounts and the resulting gain or loss is reflected in other income. Maintenance and repairs are charged to expense as incurred. Major renewals and betterments are capitalized and depreciated over their useful lives.

Retirement Plans
The Company and certain subsidiaries have various contributory profit sharing retirement plans for specific employees. The plans allow qualified employees to make tax deferred contributions pursuant to Internal Revenue Code Section 401(k). The Company makes annual contributions, at its discretion, based primarily on profitability. Costs under the plans are charged to operations as incurred.

Reserve for Self-Insured Losses
The Company's risk management program provides for certain levels of loss retention for workers' compensation, automobile liability and general and product liability claims. The components of the reserve have been recorded in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies" and represent management's best estimate of future liability for known claims based upon the Company's history of claims paid. There were no unasserted claims as of December 30, 1995 that require a reserve or disclosure in accordance with SFAS No. 5.

Cash and Cash Equivalents
The   Company   considers  all  highly  liquid  debt  instruments
purchased with a maturity of three months or less to be cash equivalents.

Income Taxes
Income taxes are reported consistent with SFAS No. 109, "Accounting for Income Taxes." Deferred taxes reflect the future tax consequences associated with the differences between financial accounting and tax bases of assets and liabilities.

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

Fiscal Year End
The  Company's  fiscal year end is the Saturday nearest  December
31.  Fiscal 1995, 1994 and 1993 each consist of 52 weeks.


2. DISCONTINUED OPERATION
In June 1993, the Company sold its Imeco, Inc. subsidiary for a cash payment of $10,750,000. Imeco had been involved in the manufacture of thermal transfer equipment, and as such was the "refrigeration" component of the Company's "Heating, Air Conditioning and Refrigeration" reportable segment. Subsequent to the sale of Imeco, the reportable segment has been renamed "Heating and Air Conditioning" representing the businesses of Williams Furnace Co. and Phoenix Manufacturing, Inc. The sale resulted in a pre-tax gain of $1,050,000 ($825,000 after-tax or $0.71 per share).

The Company retained responsibility on product liability claims involving Imeco equipment occurring prior to the June 30, 1993 sale date. To date, three suits have been filed against Imeco for which the Company retained responsibility. As of June 30, 1993, the Company was aware of two of the claims. At that time, the Company concluded that it was not liable for one of the claims and not enough information was available on the other claim to make a reasonable estimate of the liability, if any. Accordingly, no liability was recorded at June 30, 1993 in connection with these claims. At the end of 1993, management conducted a complete review of all legal matters and determined that an accrual of $616,000 was necessary regarding one of the cases in accordance with the requirements of SFAS No. 5. During the fourth quarter of 1994, the Company, based on updated information, recorded an additional $726,000 ($464,000 after-tax or $0.41 per share). The last of these claims was settled in early March 1996. See Note 6.

The results of Imeco have been reported separately as a component of discontinued operations in the Consolidated Statements of Operations and Retained Earnings. Net sales of Imeco were
$7,513,000 for the six months ended June 30, 1993.

3. INVENTORIES
Inventories consisted of the following (amounts in thousands):


                            December 30,     December 31,
                                1995             1994
                            ------------     ------------
         Finished goods     $      8,038     $      8,882
         Work in process           2,282            2,208
         Raw materials
           and supplies            4,337            5,407
                            ------------     ------------
                            $     14,657     $     16,497
                            ============     ============



If inventories valued on the LIFO basis were valued at current costs, inventories would be higher as follows: 1995--$2,626,000;
1994--$2,716,000; 1993--$2,456,000.

Reduction in inventory quantities during 1995 resulted in liquidation of LIFO inventory layers carried at costs which were lower than the costs of current purchases. The effect of the reduction in 1995, recorded in the fourth quarter, was to decrease cost of goods sold by approximately $192,000 and to increase net earnings by $119,000 or $.10 per share.


4. INVESTMENT IN MINING PARTNERSHIP
The Company has a 30% ownership interest in ORMP, a general partnership which operates a copper mine primarily situated in Pima County, Arizona. The equity method of accounting is used to include 30% of ORMP's income and losses in the Company's consolidated financial statements.

Production at the mine was halted in February 1996 as the partners are reassessing their plans including a possible sale of the mine. The investment in mining partnership has been written down to management's best estimate of net realizable value, $1,500,000, as of December 30, 1995. This value is based on the estimated fair market value of the partnership's property and assets less liabilities at that date. The related impairment loss, $172,000, is included in the $922,000 equity loss from mining partnership. The amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the loss included in the current statements. Concurrently, the partnership also wrote down the assets to their estimated net realizable value.

The Company's interest in the assets, liabilities, and results of operations of ORMP as of and for the years ended December 31, 1995 and 1994 is summarized as follows (amounts in thousands):

                                            1995        1994
                                          -------     -------
Current assets                            $ 1,259     $ 1,300
Non-current assets                          7,054       8,259
Current liabilities                        (3,044)     (2,065)
Equity and advances of other
 joint venturer                            (3,793)     (5,350)
                                          -------     -------
Interest in net assets                      1,476       2,144
Difference between interest in net assets
 and carrying value of investment              24        (605)
                                          -------     -------
Investment at December 31                 $ 1,500     $ 1,539
                                          =======     =======

Net sales                                 $ 6,888     $ 5,953
                                          =======     =======
Gross profit                               (1,070)       (846)
                                          =======     =======
Net loss                                  $(5,177)    $(1,973)
                                          =======     =======
Share of loss reflected in Company's
 Statement of Operations                  $  (922)    $  (545)
                                          =======     =======

Included in the partnership net loss of $5,177,000 is an adjustment to the partnership's asset basis not previously reflected in the Company's carrying value of the investment.


5. LONG-TERM DEBT
Long-term debt consisted of the following (amounts in thousands):

                               December 30,         December 31,
                                   1995                 1994
                               ------------         ------------
     Unsecured term loan       $      4,000         $      4,900
     Other                               11                   23
                               ------------         ------------
                                      4,011                4,923
     Less current portion             1,011                1,411
                               ------------         ------------
                               $      3,000         $      3,512
                               ============         ============


The Company signed a new Revolving Credit and Term Loan Agreement (the Agreement) in February 1996. The above table reflects the payback schedule in the Agreement. Both facilities are unsecured. The term loan is payable in semi-annual principal installments of $500,000 with final payment of all then unpaid principal, on February 15, 1999, including the extension periods. The loan bears interest at prime or an adjusted LIBOR rate. The unsecured term loan in effect at December 30, 1995 bore interest at prime (prime was 8.5% at December 30, 1995).

The Company is required by the Agreement to maintain certain levels of consolidated tangible net worth, to attain certain levels of cash flow (as defined) on a rolling four-quarter basis, and to maintain certain ratios including consolidated debt to earnings before interest, taxes, depreciation and amortization and excluding extraordinary items. Additional borrowing, acquisition of stock of other companies, purchase of treasury shares and payment of cash dividends are either limited or require prior approval by the lenders.

Aggregate  long-term debt matures as follows under the  Agreement
(amounts in thousands):

                  1996             $1,011
                  1997              1,000
                  1998              1,000
                  1999              1,000
                                   ------
                                   $4,011
                                   ======

During both 1995 and 1994, the Company had a $12,000,000 unsecured line of credit with two banks to be used for short-term cash needs and standby letters of credit. Interest was charged at the rate of prime on cash borrowings (prime plus 1/4% in 1994). The weighted average interest rate was 8.9% for fiscal 1995 and 7.2% for fiscal 1994. The outstanding balance at December 30, 1995 was $2,300,000. There was no outstanding balance at December 31, 1994. The Agreement, signed in February 1996, provides for a $14,500,000 line of credit through February 15, 1999.

At   December  30,  1995,  the  Company  had  letters  of  credit outstanding totalling approximately $4,158,000 which primarily guarantee various insurance activities.


6. COMMITMENTS AND CONTINGENCIES
As discussed in Note 2, the Company retained the responsibility related to incidents involving Imeco products occurring prior to June 30, 1993. During 1992 ConAgra, Inc. d/b/a Armour Food Company and its insurance carrier, Arkwright Mutual Insurance Company, each filed suit against Imeco and Central Ice Machine Company in the District Court of Douglas County, Nebraska. In March 1995, the Company settled the suit. The amount of the settlement was fully reserved as of December 31, 1994. Imeco was also named as one of the defendants in a product liability matter in which an individual was seriously injured while servicing equipment manufactured by Imeco. In March 1996, the Company settled the suit. The amount of this settlement was also fully reserved as of December 31, 1994. During 1995, the third suit was dropped with no settlement cost to the Company. There are currently no known asserted or unasserted claims involving Imeco products for which the Company has retained responsibility. See
Note 2.

During 1995, Williams Furnace Co. was notified by Pacific Gas & Electric (PG&E) that a recent inspection had discovered a higher than normal incidence of cracks in the heat exchanger of two models of furnaces manufactured by Williams prior to 1995. Independent engineering reports indicate that there is no safety hazard arising from these cracks. However, PG&E has undertaken the replacement of approximately 5,900 units purchased during the period. The Consumer Products Safety Commission (CPSC) has been notified and Williams is working with independent engineering firms and the CPSC to resolve the matter. To date, Williams is aware of one claim alleging injury due to a cracked heat exchanger. Management believes the ultimate resolution of this matter will not have a material adverse effect on the Company's results of operations or financial position. Williams is not aware of any other claims related to these matters and management has concluded that no additional amounts should be accrued in accordance with the requirements of SFAS No. 5.

The Company is also involved in other litigation matters related to its continuing business. In the Company's opinion, none of these proceedings, when concluded, will have a material adverse effect on the Company's results of operations or financial position.


7. SHAREHOLDERS' EQUITY
Four hundred thousand shares of preferred stock ($.50 par value) are authorized and unissued.

There was no treasury shares activity during 1994. Activity for 1995 and 1993 was as follows (dollars in thousands):

                                      Number
                                        of
                                      shares          Cost
                                     -------        ------
      Balance at January 1, 1993     152,310        $2,199
      Purchase of treasury shares     34,000           296
                                     -------        ------
      Balance at January 1
       and December 31, 1994         186,310         2,495
      Purchase of treasury shares     15,357           189
                                     -------        ------
     Balance at December 30, 1995    201,667        $2,684
                                     =======        ======


A Stock Option Plan (the Plan) provides for grants of options at option prices established by the Compensation Committee of the Board of Directors. Option prices may not be less than the fair market value of the stock at the date of the grant. Options are exercisable for a period of no more than ten years from the date of grant depending upon increases in the trading value of the stock. The Company has reserved 180,000 shares for distribution under the Plan. No options were outstanding as of December 31, 1994. During 1995, 78,000 options were granted at an exercise price of $13.125. Of the 78,000 outstanding options at December 30, 1995, none are exercisable.


8. RENTAL EXPENSE, LEASES AND COMMITMENTS
The Company leases certain of its facilities and equipment and is required  to  pay the related taxes, insurance and certain  other
expenses.    Rental  expense  was  $2,006,000,   $1,694,000   and
$1,964,000 for 1995, 1994 and 1993, respectively.

Future  minimum rental commitments under non-cancelable operating leases for 1996 and thereafter are as follows:  1996--$1,555,000;
1997--$1,079,000;   1998--$1,026,000;   1999--$882,000;    2000--
$398,000; and thereafter--$917,000.

The Company also receives annual rental income of $145,000 from a building it owns. The related lease expires in January 2003 and contains renewal options.


9. RETIREMENT PLANS
As  discussed in Note 1, the Company maintains retirement benefit plans  for  eligible employees.  Total plan expenses  charged  to operations  were $979,000, $1,165,000 and $745,000 in 1995,  1994 and 1993, respectively.


10. INCOME TAXES
The provision (benefit) for income taxes is summarized as follows
(amounts in thousands):


                         1995         1994         1993
                         ----         ----         ----
      Federal:Current    $  506       $   785      $   121
              Deferred     (253)         (131)        (842)
      State:  Current         1            61           25
              Deferred      (29)          (15)        (154)
                         ------       -------      -------
                         $  225       $   700      $  (850)
                         ======       =======      =======


The provision (benefit) for income taxes has been allocated as follows (amounts in thousands):

                                     1995         1994         1993
                                    ------       ------       ------
      Continuing operations         $  225       $  962       $  (92)
      Discontinued operations           --         (262)         (70)
      Extraordinary item                --           --         (688)
                                    ------       ------       ------
                                    $  225       $  700       $ (850)
                                    ======       ======       ======

The difference between the tax rate on income from continuing operations for financial statement purposes and the federal statutory tax rate was as follows:

                                             1995         1994        1993
                                            ------       ------      ------
Statutory tax rate                           34.0%        34.0%       34.0%
Percentage depletion                        (13.0)        (5.1)        (.7)
State income taxes, net of federal benefit    1.6          1.0       (12.7)
Non-deductible expenses                       1.4           .5          .6
Reduction of tax contingency recorded
 in the fourth quarter                         --           --       (27.9)
Other                                          .8          3.8        (1.7)
                                            -----        -----       -----
                                             24.8%        34.2%       (8.4)%
                                            =====        =====       ======

For financial statement purposes, deferred tax assets and liabilities are recorded at a blend of the current statutory federal and states' tax rates -- 38%. The principal temporary differences and their related deferred taxes are as follows (amounts in thousands):


                                         1995          1994
                                        ------        ------
Reserves for self-insured losses        $   904       $   842
Deferred compensation                       405           348
Asset valuation reserves                    435           188
Other                                        50            21
                                        -------       -------
Total deferred tax assets               $ 1,794       $ 1,399
                                        =======       =======

Depreciation                            $ 1,324       $ 1,300
Investment in mining partnership            807           745
Other                                        26            --
                                        -------       -------
Total deferred tax liabilities           $2,157        $2,045
                                        =======       =======

Net deferred tax liabilities            $   363       $   646
                                        =======       =======


The net current deferred tax assets are $1,794,000 and $1,084,000 at December 30, 1995 and December 31, 1994, respectively, and are included with "Prepaid expenses" on the Consolidated Balance
Sheets.

11. UNAUDITED QUARTERLY FINANCIAL DATA
The following table provides summarized unaudited quarterly financial data for 1995 and 1994 (amounts in thousands, except per share amounts):


                              First      Second    Third      Fourth
                              Quarter    Quarter   Quarter    Quarter
                              -------    -------   -------    -------
1995
Net sales                     $16,191    $19,355   $18,183    $21,831
                              =======    =======   =======    =======
Gross profit                  $ 2,417    $ 3,318   $ 4,366    $ 4,735
                              =======    =======   =======    =======
Depreciation and depletion    $   591    $   590   $   569    $   528
                              =======    =======   =======    =======
Net (loss) income             $  (495)   $    52   $   495    $   629
                              =======    =======   =======    =======
Net (loss) income per share   $ (.43)    $   .05   $   .44    $   .56
                              =======    =======   =======   ========


                              First      Second    Third      Fourth
                              Quarter    Quarter   Quarter    Quarter
                              -------    -------   -------    -------
1994
Net sales                     $15,260    $19,265   $19,630    $21,139
                              =======    =======   =======    =======
Gross profit                  $ 2,354    $ 3,639   $ 4,572    $ 5,333
                              =======    =======   =======    =======
Depreciation and depletion    $   567    $   568   $   570    $   606
                              =======    =======   =======    =======
Net (loss) income
 Continuing operations        $  (558)   $   392   $   763    $ 1,252
 Discontinued operations           --         --        --       (464)
                              -------    -------   -------    -------
                              $  (558)   $   392   $   763    $   788
                              =======    =======   =======    =======
Net (loss) income per share
 Continuing operations        $  (.49)   $   .34   $   .67    $  1.10
 Discontinued operations           --         --        --       (.41)
                              -------    -------   -------    -------
                              $  (.49)   $   .34   $   .67    $   .69
                              =======    =======   =======    =======


Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

12. INDUSTRY SEGMENT INFORMATION
The Heating and Air Conditioning segment produces and sells heating and cooling equipment mainly for residential applications which is sold primarily to distributors and retail outlets. Sales are nationwide, but are concentrated in the Southwestern U.S. The Construction Materials segment is involved in the production and sale of concrete and other building materials and the exploration, extraction and sale of limestone, sand and gravel. Sales of this segment are confined to the Colorado Springs area.

Operating income is determined by deducting operating expenses from all revenues. In computing operating income, none of the following has been added or deducted: unallocated corporate expenses, interest, income or loss from unconsolidated investees, other income, income taxes, gain or loss on discontinued operations and extraordinary items.

General corporate assets are principally cash, accounts receivable and leasehold improvements.

No customer accounts for 10% or more of consolidated sales.

The industry segment information for fiscal years 1995, 1994 and 1993 is as follows (amounts in thousands):


                                                          Depreci-
                                                          ation
                                              Identifi-   and        Capital
                        Net      Operating    able        Deple-     Expendi-
                        Sales    Income       Assets      tion       tures
                        -----    ---------    ---------   -------   --------
1995
Heating and air
conditioning            $43,966   $ 2,316     $25,393     $ 1,027    $ 1,066
Construction materials   31,449     2,912      19,164       1,210      2,337
General corporate
 and other                  145    (3,222)      2,666          41         14
                        -------   -------     -------     -------    -------
                        $75,560   $ 2,006     $47,223     $ 2,278    $ 3,417
                        =======   =======     =======     =======    =======
1994

Heating and air
conditioning            $43,271   $ 3,718     $27,551     $ 1,087    $   533
Construction materials   31,878     2,645      18,635       1,183      1,211
General corporate
 and other                  145    (2,408)      1,976          41         31
                        -------   -------     -------     -------    -------
                        $75,294   $ 3,955     $48,162     $ 2,311    $ 1,775
                        =======   =======     =======     =======    =======

1993

Heating and air
conditioning            $38,171   $ 3,025     $26,197     $ 1,120    $ 1,027
Construction materials   24,180     1,415      18,300       1,173      2,650
General corporate
 and other                  144    (2,433)        927          60         --
                        -------   -------     -------     -------    -------
                        $62,495   $ 2,007     $45,424     $ 2,353    $ 3,677
                        =======   =======     =======     =======    =======

Report of Independent Accountants
To  the  Shareholders  and  Board  of  Directors  of  Continental
Materials Corporation

We have audited the accompanying consolidated balance sheets of Continental Materials Corporation and Subsidiaries as of December 30, 1995 and December 31, 1994, and the related consolidated statements of operations and retained earnings and cash flows for each of the three years in the period ended December 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Continental Materials Corporation and Subsidiaries as of December 30, 1995 and December 31, 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 30, 1995 in conformity with generally accepted accounting principles.


                                           COOPERS & LYBRAND
                                           L.L.P.
Chicago, Illinois
March 14, 1996

INDEPENDENT AUDITORS' REPORT


Oracle Ridge Mining Partners
Tucson, Arizona

We have audited the accompanying balance sheets of Oracle Ridge Mining Partners (the "Partnership") as of December 31, 1995 and 1994, and the related statements of operations, partners' deficit and cash flows for the year ended December 31, 1995 and the fourteen month period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1995 and 1994, and the results of its operations and its cash flows for the year ended December 31, 1995 and the fourteen month period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, production at the mine was halted in February 1996, as the partners reassess their plans for the mine, including a possible sale to a third party. Accordingly, the value of the mine has been written down to the estimated net realizable value.



DELOITTE & TOUCHE LLP

Tucson, Arizona
March 4, 1996

ORACLE RIDGE MINING PARTNERS

BALANCE SHEETS
DECEMBER 31, 1995 AND 1994



ASSETS                                          1995            1994

CURRENT ASSETS:
  Cash                                          $    61,415     $    96,754
  Accounts receivable                               655,856         793,301
  Inventories (Note 3)                              541,924         410,102
                                                -----------     -----------
        Total current assets                      1,259,195       1,300,157

PROPERTY AND MINERAL INTERESTS (Notes 4 and 9)    7,000,000       8,197,686

OTHER ASSETS (Note 8)                                53,876          47,875
                                                -----------     -----------
TOTAL                                           $ 8,313,071     $ 9,545,718
                                                ===========     ===========


LIABILITIES AND PARTNERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                              $ 1,341,468     $   870,977
  Accrued liabilities                               258,460         204,523
  Accrued payroll taxes                             685,270         315,645
  Accrued property taxes                            528,827         294,826
  Accrued use tax                                   150,649         133,649
  Installment purchase liability (Note 9)            59,579         148,746
  Due to Union (Note 10)                             20,102          96,755
                                                -----------     -----------
        Total current liabilities                 3,044,355       2,065,121
                                                -----------     -----------
DEBT DUE TO PARTNERS:
  Subordinated debt due to partners (Note 7)     10,456,842       7,491,745
  Senior debt - Union (Note 5)                    4,760,978       4,760,978
  Senior debt - Continental (Note 5)              2,040,418       2,040,418
  Union debt (Note 6)                               348,492         348,492
                                                -----------     -----------
        Total debt due to partners               17,606,730      14,641,633
                                                -----------     -----------
COMMITMENT AND CONTINGENCIES (Notes 5 and 8)

PARTNERS' DEFICIT                               (12,338,014)     (7,161,036)
                                                -----------     -----------
TOTAL                                           $ 8,313,071     $ 9,545,718
                                                ===========     ===========


See notes to financial statements.

ORACLE RIDGE MINING PARTNERS
STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 1995 AND
FOURTEEN MONTH PERIOD ENDED DECEMBER 31, 1994


                                                 1995         1994

REVENUES - Net value of concentrate              $ 6,888,499  $ 6,586,717

OPERATING COSTS AND EXPENSES:
  Production costs                                 6,465,757    6,285,941
  General and administrative                       1,123,150      999,070
  Property and other taxes                           305,550      264,651
  Depreciation, depletion and amortization         1,196,863    1,211,608
  Loss on equipment disposals                        108,066       19,227
  Interest expense                                   303,102      221,878
  Write-down of property and mineral interests
   to net realizable value (Note 1)                2,562,989
                                                 -----------  -----------
           Total operating costs and expenses     12,065,477    9,002,375
                                                 -----------  -----------
NET LOSS                                         $(5,176,978) $(2,415,658)
                                                 ===========  ===========



See notes to financial statements.

ORACLE RIDGE MINING PARTNERS
STATEMENTS OF PARTNERS' DEFICIT
YEAR ENDED DECEMBER 31, 1995 AND FOURTEEN MONTH PERIOD ENDED
DECEMBER 31, 1994


                                          Union      Continental
                                         Copper,       Catalina,
                                           Inc.          Inc.         Total
PARTNERS' DEFICIT, NOVEMBER 1, 1993    $(3,321,765) $(1,423,613) $ (4,745,378)

  Net loss                              (1,690,961)    (724,697)   (2,415,658)
                                       -----------  -----------  ------------
PARTNERS' DEFICIT, DECEMBER 31,1994     (5,012,726)  (2,148,310)   (7,161,036)

  Net loss
                                        (3,623,885)  (1,553,093)   (5,176,978)
                                       -----------  -----------  ------------
PARTNERS' DEFICIT, DECEMBER 31, 1995   $(8,636,611) $(3,701,403) $(12,338,014)
                                       ===========  ===========  ============


See notes to financial statements.

ORACLE RIDGE MINING PARTNERS
STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 1995 AND
FOURTEEN MONTH PERIOD ENDED DECEMBER 31, 1994



                                                 1995       1994
OPERATING ACTIVITIES:
  Net loss                                      $(5,176,978)   $(2,415,658)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Write-down of property and mineral
     interests to net realizable value            2,562,989
    Depreciation, depletion, and
     amortization                                 1,196,863      1,211,608
    Loss on equipment disposals                     108,066         19,227
  Changes in assets and liabilities:
    Accounts receivable                             137,445       (792,301)
    Inventories                                    (131,822)      (222,522)
    Other assets                                     (6,001)        67,233
    Accounts payable and other accrued liabilities  851,601        438,939
    Due to Union Copper, Inc.                       127,633         91,818
                                                 ----------     ----------
      Net cash used in operating activities        (330,204)    (1,601,656)
                                                 ----------     ----------
INVESTING ACTIVITIES:
  Additions to plant, equipment and buildings    (1,057,087)      (578,992)
  Proceeds from sale of property, plant and
   equipment                                         54,300
  Increase in deferred development costs         (1,667,445)      (498,166)
                                                -----------     ----------
    Net cash used in investing                   (2,670,232)    (1,077,158)
                                                -----------     ----------
FINANCING ACTIVITIES - Proceeds from
subordinated debt due to partners                 2,965,097      2,717,245
                                                -----------     ----------
NET (DECREASE) INCREASE IN CASH                     (35,339)        38,431

CASH, BEGINNING OF PERIOD                            96,754         58,323
                                                -----------     ----------
CASH, END OF PERIOD                             $    61,415     $   96,754
                                                ===========     ==========

SUPPLEMENTAL CASH FLOW INFORMATION -
 Interest paid                                  $   244,746     $  179,160
                                                ===========     ==========


See notes to financial statements.

ORACLE RIDGE MINING PARTNERS
NOTES TO FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1995 AND
FOURTEEN MONTH PERIOD ENDED DECEMBER 31, 1994


1. ORGANIZATION AND BASIS OF PRESENTATION

   Organization - Oracle Ridge Mining Partners (the "Partnership") is a general partnership formed under the Arizona Uniform Partnership Act on May 24, 1977 pursuant to a partnership agreement between Union Copper, Inc. (a Maryland corporation) ("Union") and Continental Catalina, Inc. (an Arizona corporation) ("Continental").

   Union is a wholly-owned subsidiary of Santa Catalina Mining Corp. (formerly known as South Atlantic Ventures Ltd.) (a Canadian corporation). Continental is a wholly-owned subsidiary of Continental Copper, Inc. (an Arizona corporation) which in turn is a wholly-owned subsidiary of Continental Materials Corporation (a Delaware corporation).

   The Partnership has a copper mining property with an underground mine and adjacent crushing and grinding equipment situated in Pima County, Arizona which commenced commercial production in 1991. Smelting is performed by an unrelated third party at another location. All concentrate revenues are from one customer.

   The Fifth Amended and Restated Partnership Agreement dated
   October 1, 1994 provides, among other things, the following:

   a. Union shall be the managing partner of the project.

   b. Profits and losses shall generally be allocated 70% to Union and 30% to Continental. Certain types of gains or losses may be subject to an alternative allocation.

   Basis of Presentation - Production at the mine was halted in February 1996, as the partners reassess their plans for the mine, including a possible sale to a third party. Accordingly, at December 31, 1995, property and mineral interests have been written down by $2,562,989 to reflect management's estimate of the net realizable value.

2. SIGNIFICANT ACCOUNTING POLICIES

   A summary of significant accounting policies is as follows:

   a. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

   b. Inventories of concentrate and supplies are stated at the lower of average cost or estimated market value.

   c. Plant, equipment and buildings are carried at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over estimated useful lives which range from four to fifteen years. Effective December 31, 1995, plant, equipment and buildings are carried at the lower of cost or net realizable value.

   d. Mineral property and claims are carried at cost, reflecting costs incurred in connection with the acquisition of the properties, less depletion and write-downs for recognized impairments in value. The carrying value of the mineral property and claims will be charged to operations of the Partnership over future years by means of depletion charges computed on the basis of actual ore production and estimated recoverable ore reserves. Effective December 31, 1995, mineral property and claims are carried at the lower of cost or net realizable value.

   e. Deferred development costs are carried at cost reflecting all mine development costs incurred since the recommencement of development in 1989 less depletion and write-downs of recognized impairments in value. The costs capitalized include depreciation, only as it relates to equipment used to develop the mine or install the mill equipment, interest in accordance with Statement of Financial Accounting Standards No. 34, Capitalization of Interest Cost, and administrative expenses that were directly or indirectly associated with the development and construction of the mine and related processing facilities. Through February 1991, there were no proceeds from production. Since the commencement of production in March 1991, only direct mine development expenditures have been deferred. These expenditures include those incurred to expand the capacity of the mine, develop new ore bodies, construct access to previously developed ore bodies and to develop ore zones substantially, in advance of current production. All deferred development costs will be charged to operations in the same manner as mineral property and claims. Effective December 31, 1995, deferred development costs are carried at the lower of cost or net realizable value.

   f. Revenue recognition - Revenue is recognized when product is delivered in satisfaction of sales agreements and title passes to the buyer. Final revenue amounts are adjusted based on the results of the final assays of the copper concentrate approximately 60 to 90 days after shipment. Revenue adjustments have been, and are expected to, remain immaterial to the reported results of operations.

   g. Income taxes - Each partner reflects its share of taxable income or loss in its tax return and no income taxes are recorded in the financial statements of the Partnership.

   h. Estimated Fair Value of Financial Instruments - The following disclosure of estimated fair value of the Company's financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret the market data in order to develop the estimates of fair value.

      Accordingly, the estimates herein are not necessarily indicative of the amounts the Company could realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

      Management believes that for cash, accounts receivable, accounts payable, accrued liabilities and other accrued expenses that the carrying amount is a reasonable estimate of fair value.

3. INVENTORIES

   Inventories consisted of the following at December 31:

                                       1995             1994

   Copper concentrate                  $  135,000       $  135,000
   Warehouse supplies and stores          206,079          361,739
   Other - reagents, explosives            45,185           69,023
                                       ----------       ----------
   Total inventories                   $  541,924       $  410,102
                                       ==========       ==========


4. PROPERTY AND MINERAL INTERESTS

   Property and mineral interests consisted of the following at December 31:

                                         1995           1994

Plant, equipment and buildings:
  Crushing and processing plant          $ 3,938,962    $ 3,935,880
  Underground equipment                    2,701,197      2,068,442
  Mining and service equipment             1,110,856      1,057,125
  Tailing pond                               736,978        665,377
  Vehicles                                   154,530        117,651
  Buildings                                  386,547        386,546
  Office equipment                           174,693        153,147
  Road improvements                           30,153         30,153
                                         -----------    -----------
Total plant, equipment and buildings       9,233,916      8,414,321
Less accumulated depreciation             (4,528,644)    (3,730,253)
                                         -----------    -----------
Plant, equipment and buildings - net       4,705,272      4,684,068
Mineral property and claims and
deferred development costs:
  Mineral property and claims                954,185        954,185
  Deferred development costs               5,126,915      3,459,470
Total mineral property and claims and
 deferred development costs                6,081,100      4,413,655
Less accumulated depletion and
 amortization                             (1,223,383)      (900,037)
                                         -----------    -----------
Mineral property and claims and
deferred development costs - net           4,857,717      3,513,618
                                         -----------    -----------
                                           9,562,989      8,197,686
Less write-down to net realizable value   (2,562,989)
                                         -----------    -----------
Property and mineral interests - net     $ 7,000,000    $ 8,197,686
                                         ===========    ===========



   Depreciation expense for the year ended December 31, 1995 and the fourteen month period ended December 31, 1994 totaled $873,517 and $874,513, respectively. Depletion and amortization expense for the year ended December 31, 1995 and the fourteen month period ended December 31, 1994 totaled $323,346 and $337,095, respectively.

5. SENIOR DEBT

   As of December 31, 1995 and 1994, the Partnership owed Union and Continental $4,760,978 and $2,040,418, respectively, as non-interest bearing senior debt with no defined maturity date. Such debt is collateralized by substantially all of the assets of the Partnership.

6. UNION DEBT

   As of December 31, 1995 and 1994, the Partnership was indebted to Union in the amount of $348,492. The loan bears interest at the prime rate (8.5% at December 31, 1995) plus 2% and does not carry a defined maturity date. Interest is waived for periods in which the Partnership incurs a net loss before interest expense for this debt. Interest has been waived by Union for the year ended December 31, 1995 and the fourteen month period ended December 31, 1994. This debt is subordinated to the Senior Debt.

7. SUBORDINATED DEBT DUE TO PARTNERS

   As of December 31, 1995 and 1994, the Partnership had subordinated debt due to the partners of $7,319,578 and $5,244,011 to Union and $3,137,264 and $2,247,734 to
   Continental, respectively. The subordinated debt bears interest at the prime rate plus 2%. Interest is waived for periods in which the Partnership incurs a net loss before interest expense for this debt. Interest has been waived by Union and Continental for the year ended December 31, 1995 and the fourteen month period ended December 31, 1994. The debt is subordinated to the Senior Debt (Note 5) and the Union Debt (Note 6) and does not carry a defined maturity date.

8. COMMITMENT

   Under an arrangement with the State of Arizona, the Partnership has provided a $45,000 bond to be used for reclamation purposes. In addition, the agreement requires that for each ton of ore mined an additional $.05 will be provided (up to a total of $99,000) for reclamation. Management believes that the amounts provided under this agreement will be sufficient to pay for all reclamation costs.

9. INSTALLMENT PURCHASE

   In 1994, the Partnership entered into agreements to purchase two pieces of equipment on an installment basis. At
   December 31, 1995, the remaining liability related to the purchases was $59,579, all due in 1996. The installment agreements are collateralized by the related items of equipment.

10.RELATED PARTY TRANSACTIONS

   Related party transactions are disclosed throughout the financial statements. Additional related party transactions are as follows for the year ended December 31, 1995 and the fourteen month period ended December 31, 1994:



                                             1995       1994

  Management fees to Union                   $ 60,000   $ 60,000
                                             ========   ========
  Reimbursement of expenses incurred by
  Union on behalf of the Partnership         $164,388   $ 36,755
                                             ========   ========


   Union is entitled to a management fee equal to $12,000 per month in connection with the performance of its duties as managing partner of the partnership. However, the managing partner shall not be entitled to such fee in the event net operating income for any given month, calculated on an accrual basis, is less than $15,000.

                        *  *  *  *  *  *

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes of accountants and/or disagreements on
any   matter  of  accounting  principle  or  financial  statement disclosure during the past 24 months which would require a filing under Item 9.


                            PART III

Part III has been omitted from this 10-K Report since Registrant will file, not later than 120 days following the close of its fiscal year ended December 30, 1995, its definitive 1996 proxy statement. The information required by Part III will be included in that proxy statement and such information is hereby incorporated by reference, but excluding the information under the headings "Compensation Committee Report" and "Comparison of Total Shareholders' Return".



                             PART IV


Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K

(a) 1  Financial   statements  required  by  Item   14   are
       included in Item 8 of Part II.

(a) 2 The following is a list of financial statement schedules filed as part of this Report:


       Report of Independent Auditors on Schedule


       Schedule II Valuation and Qualifying Accounts & Reserves
       For Years Ended December 30, 1995, December  31,  1994
       and January  1, 1994

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

Exhibit 10 Continental Materials Corporation Amended and Restated 1994 Stock Option Plan dated May 25, 1994 filed as Appendix A to the 1994 Proxy Statement, incorporated herein by reference.*

Exhibit 10a Revolving Credit and Term Loan Agreement between The Northern Trust Company, LaSalle National Bank and Continental Materials Corporation dated as of February 28, 1996 (filed herewith).

Exhibit 10b Form of Supplemental Deferred Compensation Agreement filed as Exhibit 10 to Form 10-Q for the quarter ended July 1, 1983, incorporated herein by reference.*

Exhibit 10c Continental Materials Corporation Employee Profit Sharing Retirement Plan Amended and Restated Generally Effective January 1, 1989 filed as Exhibit 10c to Form 10-K for the year ended December 31, 1994.

Exhibit 11   Computation of Per Share Earnings (filed herewith).

Exhibit 21   Subsidiaries of Registrant (filed herewith).

Exhibit 24   Consent of Independent Accountants (filed herewith).

Exhibit 24a  Independent Auditors' Consent (filed herewith).

Exhibit 27   Financial Data Schedule (filed herewith).

Exhibit 28   Continental   Materials  Corporation  Employees   Profit
             Sharing Retirement Plan on Form 11-K for the year ended December 30, 1995 (to be filed by amendment).

* - Compensatory plan or arrangement

(b)    Reports on Form 8-K:

       No reports on Form 8-K were filed during the quarter ended December 30, 1995.

                           SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CONTINENTAL MATERIALS CORPORATION
                                      Registrant


                      By:   /S/Joseph J. Sum
                            -----------------------------
                            Joseph J. Sum,
                            Vice President, Finance

                    Date:   March 27, 1996
                            -----------------------------

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     SIGNATURE               CAPACITY(IES)               DATE
------------------------     -------------           -------------
/S/ James G. Gidwitz
------------------------
  James G. Gidwitz          Chief Executive
                                Officer
                             and a Director           March 27, 1996

/S/ Joseph J. Sum
------------------------
  Joseph J. Sum            Vice President and
                               a Director             March 27, 1996

/S/ Mark S. Nichter
------------------------
  Mark S. Nichter            Secretary and            March 27, 1996
                               Controller

/S/ Thomas H. Carmody
------------------------
  Thomas H. Carmody            Director              March 27, 1996

/S/ Betsy R. Gidwitz
------------------------
  Betsy R. Gidwitz             Director              March 27, 1996

/S/ Ralph W. Gidwitz
------------------------
  Ralph  W. Gidwitz            Director              March 27, 1996

/S/ Ronald J.Gidwitz
------------------------
  Ronald J. Gidwitz            Director              March 27, 1996

/S/ William A. Ryan
------------------------
  William A. Ryan              Director              March 27, 1996

/S/ William G. Shoemaker
------------------------
  William G. Shoemaker         Director              March 27, 1996

/S/ Theodore R. Tetzlaff
------------------------
  Theodore R. Tetzlaff         Director              March 27, 1996

          REPORT OF INDEPENDENT ACCOUNTANTS ON SCHEDULE



    Our report on the consolidated financial statements of Continental Materials Corporation and Subsidiaries is included on page 25 of this Annual Report on Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 35 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                         COOPERS & LYBRAND L.L.P.



Chicago, Illinois
March 14, 1996

                CONTINENTAL MATERIALS CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (c) (d)

            for the fiscal years 1995, 1994 and 1993


COLUMN A             COLUMN B       COLUMN C(1)    COLUMN D    COLUMN E

                                     Additions
                     Balance at      Charged to    Deductions  Balance at
                     Beginning       Costs and        -        End of
Description          of Period       Expenses      Describe    Period

Year 1995
Allowance for
 doubtful accounts     $248,000      $ 60,000      $ 48,000(a)      $260,000
Inventory valuation
 reserve               $223,000      $232,000      $219,00 (b)      $236,000

Year 1994
Allowance for
 doubtful accounts     $139,000      $148,000      $ 39,000(a)      $248,000
Inventory valuation
 reserve               $420,000      $289,000      $486,000(b)      $223,000

Year 1993
Allowance for
 doubtful accounts     $258,000      $101,000      $220,000(e)      $139,000
Inventory valuation
 reserve               $ 40,000      $398,000      $ 18,000(b)      $420,000



[FN]
Notes:
(a) Accounts written off, net of recoveries.
(b) Amounts written off upon disposal of assets.
(c) Reserve deducted in the balance sheet from the asset to which it applies.
(d) Column C(2) has been omitted as the answer would be "none".
(e) Accounts written off, net of recoveries plus $102,000 reserve balance transferred with sale of subsidiary.