Form 10-Q
period 1996-03-30
CONTINENTAL MATERIALS CORP
filed 1996-05-14
CIK 24104

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


              (Mark One)

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                                      OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ending March 30, 1996

                                  OR

                [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to __________

                     Commission File number 1-3834

                   CONTINENTAL MATERIALS CORPORATION
           (Exact name of registrant as specified in its charter)

        Delaware                                  36-2274391
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)


      225 West Wacker Drive, Suite 1800, Chicago, Illinois  60606
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

                      Yes      X        No
                            -------          ------

Number of common shares outstanding at April 26, 1996    1,103,211
                                                         ---------

            THE EXHIBIT FILED WITH THIS REPORT IS ON PAGE 8

                    PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                   CONTINENTAL MATERIALS CORPORATION
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                 MARCH 30, 1996 and DECEMBER 30, 1995
                              (Unaudited)
                   (000's omitted except share data)


                                       MARCH 30,     DECEMBER 30,
                                          1996           1995
                                      ------------   ------------
Current assets:
 Cash and cash equivalents            $      584     $    1,074
 Receivables, net                         14,194         12,158
 Refundable income taxes                     323            --
 Inventories:
  Finished goods                           8,945          8,038
  Work in process                          2,083          2,282
  Raw materials and supplies               4,146          4,337
 Prepaid expenses                          2,307          2,206
                                      ----------     ----------
   Total current assets                   32,582         30,095
                                      ----------     ----------

Property, plant and equipment, net        14,154         14,613
Other assets:
 Investment in mining partnership            750          1,500
 Other                                     1,004          1,015
                                      ----------     ----------
                                      $   48,490     $   47,223
                                      ==========     ==========

          LIABILITIES
Current liabilities:
 Bank loan payable                    $    6,000     $    2,300
 Current portion of long-term debt         1,011          1,011
 Accounts payable and accrued expenses     9,904         11,443
 Income taxes                                --              31
                                      ----------     ----------
   Total current liabilities              16,915         14,785
                                      ----------     ----------

Long-term debt                             3,000          3,000
Deferred income taxes                      2,157          2,157

          SHAREHOLDERS' EQUITY
Common shares, $0.50 par value;
authorized 3,000,000; issued 1,326,588       663            663
Capital in excess of par value             3,484          3,484
Retained earnings                         25,241         25,818
Treasury shares, 1,103,211, at cost       (2,970)        (2,684)
                                      ----------     ----------
                                          26,418         27,281
                                      ----------     ----------

                                      $   48,490     $   47,223
                                      ==========     ==========

                        See accompanying notes
                                   2

                   CONTINENTAL MATERIALS CORPORATION
      CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
      FOR THE THREE MONTHS ENDED MARCH 30, 1996 AND APRIL 1, 1995
                              (Unaudited)
               (000's omitted except per share amounts)

                                                 MARCH 30,         APRIL 1,
                                                   1996              1995
                                                 ---------         ---------
Net sales                                        $  17,852         $  16,191

Costs and expenses:
 Cost of sales (exclusive of
  depreciation and depletion)                       13,903            13,222
 Depreciation and depletion                            661               591
 Selling and administrative                          3,168             3,107
                                                 ---------         ---------
                                                    17,732            16,920
                                                 ---------         ---------

Operating income (loss)                                120              (729)

Interest                                              (148)             (165)
Equity (loss) income from mining partnership        (1,007)                6
Other income, net                                      105                90
                                                 ---------         ---------
Loss before income taxes                              (930)             (798)
                                                 ---------         ---------
Credit for income taxes                               (353)             (303)
                                                 ---------         ---------
 Net loss                                             (577)             (495)

Retained earnings, beginning of period              25,818            25,137
                                                 ---------         ---------
Retained earnings, end of period                 $  25,241         $  24,642
                                                 =========         =========
Net loss per share                               $    (.52)        $    (.43)
                                                 =========         =========
Average shares outstanding                           1,110             1,140
                                                 =========         =========





                        See accompanying notes
                                   3

                  CONSOLIDATED MATERIALS CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE THREE MONTHS ENDED MARCH 30, 1996 AND APRIL 1, 1995
                              (Unaudited)
                            (000's omitted)


                                                 MARCH 30,         APRIL 1,
                                                   1996              1995
                                                 ---------        ---------
Net cash used by operating activities            $  (3,471)       $  (5,260)

Investing activities:
 Capital expenditures                                 (205)            (658)
 Proceeds from sale of property and equipment           29               45
 Investment in mining partnership                     (257)            (103)
 Other                                                 --               (27)
                                                 ---------        ---------
Net cash used in investing activities                 (433)            (743)
                                                 ---------        ---------
Financing activities:
 Borrowings under revolving credit facility          3,700            3,200
 Borrowings (repayment) of long-term debt              --               499
 Payment to acquire treasury stock                    (286)             (11)
                                                 ---------        ---------
Net cash provided by financing activities            3,414            3,688

Net decrease in cash and cash equivalents             (490)          (2,315)
Cash and cash equivalents:
 Beginning of period                                 1,074            2,778
                                                 ---------        ---------
 End of period                                   $     584        $     463
                                                 =========        =========


Supplemental disclosures of cash flow items:
Cash paid during the three months for:
 Interest                                        $     139        $     144
 Income taxes                                            1                7







                        See accompanying notes
                                   4

                   CONTINENTAL MATERIALS CORPORATION
             SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
       NOTES TO THE QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS
                     QUARTER ENDED MARCH 30, 1996
                              (Unaudited)



1.The unaudited interim consolidated financial statements included herein are prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual financial statements have been omitted. The interim financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of management, the consolidated financial statements include all adjustments (except as discussed in Note 3 below, none of the adjustments were other than normal recurring adjustments) necessary for a fair statement of the results for the interim periods.

2.As discussed in Note 5 of Notes to Consolidated Financial
  Statements in the Company's 1995 Annual Report, the Company signed a new Revolving Credit and Term Loan Agreement (the Agreement) in February 1996. The term loan is payable in semi-annual principal installments of $500,000 with final payment of all then unpaid principal, on February 15, 1999, including extension periods. The loan bears interest at prime or an adjusted LIBOR rate. The Agreement also provides for a $14,500,000 line of credit through February 15, 1999.

3.The equity loss from mining partnership includes the Company's 30% share of the partnership's operating loss for the period of $379,000 plus a write down in the carrying value of the investment of $628,000. The project remains shut down as the partners continue to hold discussions with third parties regarding a sale of the mine. Due to the lack of progress in these discussions, management concluded a further write-down was necessary. The remaining value of $750,000 carried on the balance sheet is management's best estimate of the investment's current market value.

4.The provision for income taxes is based upon the estimated effective tax rate for the year.

5.Operating results for the first three months of 1996 are not necessarily indicative of performance for the entire year. Historically, sales of construction materials are higher in the second and third quarters. Overall, sales of heating and air-conditioning products have not shown strong seasonal fluctuations in recent years although product mix has historically yielded higher gross profit margins in the fourth quarter. (See Note 11 of Notes to Consolidated Financial Statements in the Company's 1995 Annual Report.)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


    Financial Condition (See pages 2 and 4)

   Operations for the first three months of 1996 used $3,471,000 in cash compared to $5,260,000 in 1995. As noted in the Financial Condition, Liquidity and Capital Resources discussion in the 1995 Annual Report, a planned reduction in accounts payable and accrued expenses occurred during the first quarter of 1995 and accounted for approximately $3,700,000 of the 1995 cash used in operations. In March 1996, the Imeco product liability matter involving personal injury was settled. This amount was fully reserved as of December 31, 1994 and thus had no impact on the operations of the Company during the periods presented although the settlement required the payment of $1,000,000.

   As noted in Note 2 to this Form 10-Q, in February 1996, the Company renegotiated its credit agreement with two banks. The Company estimates that its short-term line of credit (of which $6,000,000 was outstanding at March 30, 1996) will be adequate to meet its cash requirements for the foreseeable future. Historically, the Company's borrowings against the short-term line have peaked during the second quarter and decline over the remainder of the year.

   Operations - Comparison of Quarter Ended March 30, 1996 to Quarter Ended April 1, 1995 (See page 3)

   Consolidated net sales increased $1,661,000 (10.3%). The increase in the construction materials segment of $1,287,000 (20.2%) is attributed to favorable weather and a high level of construction activity in Colorado Springs, Colorado. The increase in the heating and air-conditioning segment sales of $374,000 (3.8%) was realized by Williams Furnace Co. and is mainly attributed to colder weather during the first quarter of 1996 in the areas served.

   Consolidated cost of sales (exclusive of depreciation and depletion) as a percentage of sales decreased from 81.7% to 77.9%. Increased sales, increased production levels and manufacturing cost savings at all locations were responsible for this improvement.

   The equity loss from mining partnership includes the Company's 30% share of the partnership's operating loss for the period of $379,000 plus a write down in the carrying value of the investment of $628,000. The project remains shut down as the partners continue to hold discussions with third parties regarding a sale of the mine. Due to the uncertainty of the project's future, management believes an additional write down of the investment's carrying value was warranted. The remaining value of $750,000 carried on the balance sheet is management's best estimate of the investment's current market value.

   Historically, the Company has experienced operating losses during the first quarter. This trend is expected to continue as sales of construction materials are generally higher in the second and third quarters while sales of heating and air-conditioning products, though not showing strong seasonality, experience product mix changes that yield higher gross profits in the fourth quarter. The break from this trend in the first quarter of 1996 was mainly due to the strong performance of the construction materials segment which was aided by mild weather.

   PART II - Other Information

   Item 6.   Exhibits and Reports on Form 8-K

   (a) Exhibits:

       Exhibit 11: Computation of per share earnings

       Exhibit 27: Financial data schedule

   (b) Registrant filed no reports on Form 8-K during the quarter ended March 30, 1996.




SIGNATURE





Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CONTINENTAL MATERIALS CORPORATION




Date:  May 14, 1996           By:  /S/ Joseph J. Sum
     ------------------          -------------------------------
                                   Joseph J. Sum, Vice President
                                   and Chief Financial Officer