Form 10-Q
period 1996-06-29
CONTINENTAL MATERIALS CORP
filed 1996-07-25
CIK 24104

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


                           (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ending June 29, 1996

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
(State or other jurisdiction             (I.R.S. Employer
             of                         Identification No.)
incorporation or organization)


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

                      Yes      X        No
                             -----            -----

Number of common shares outstanding at July 22, 1996     1,103,211
                                                       -------------




                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                CONTINENTAL MATERIALS CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEETS
               JUNE 29, 1996 and DECEMBER 30, 1995
                           (Unaudited)
                (000's omitted except share data)

                                            JUNE 29,     DECEMBER 30,
                                              1996           1995
ASSETS
Current assets:
 Cash and cash equivalents                 $    898       $  1,074
 Receivables, net                            19,921         12,158
 Inventories:
  Finished goods                              7,484          8,038
  Work in process                             1,930          2,282
  Raw materials and supplies                  3,661          4,337
 Prepaid expenses                             2,375          2,206
                                           --------       --------
   Total current assets                      36,269         30,095
                                           --------       --------

Property, plant and equipment, net           14,514         14,613
Other assets:
 Investment in mining partnership               750          1,500
 Other                                          803          1,015
                                           --------       --------
                                           $ 52,336       $ 47,223
                                           ========       ========

          LIABILITIES
Current liabilities:
 Bank loan payable                         $  5,200       $  2,300
 Current portion of long-term debt            1,001          1,011
 Accounts payable and accrued expenses       13,166         11,443
 Income taxes                                   526             31
                                           --------       --------
   Total current liabilities                 19,893         14,785
                                           --------       --------

Long-term debt                                2,500          3,000
Deferred income taxes                         2,157          2,157

          SHAREHOLDERS' EQUITY
Common shares, $0.50 par value;
authorized 3,000,000; issued 1,326,588          663            663
Capital in excess of par value                3,484          3,484
Retained earnings                            26,609         25,818
Treasury shares, 223,377, at cost            (2,970)        (2,684)
                                           --------       --------
                                             27,786         27,281
                                           --------       --------
                                           $ 52,336       $ 47,223
                                           ========       ========



                     See accompanying notes
                                2

                CONTINENTAL MATERIALS CORPORATION
   CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
    FOR THE THREE MONTHS ENDED JUNE 29, 1996 AND JULY 1, 1995
                           (Unaudited)
            (000's omitted except per share amounts)


                                                JUNE 29,      JULY 1,
                                                  1996         1995
Net Sales                                      $ 27,124     $ 19,355

Costs and expenses:
Cost of sales (exclusive of
 depreciation and depletion)                     20,426       15,485
Depreciation and depletion                          668          590
Selling and administrative                        3,614        3,077
                                                 24,708       19,152
                                               --------     --------
Operating income                                  2,416          203
                                               --------     --------

Interest                                           (181)        (264)
Equity loss from mining partnership                (138)        (122)
Other income, net                                   108          267
                                               --------     --------
Income before income taxes                        2,205           84

Provision for income taxes                          837           32
                                               --------     --------
 Net income                                       1,368           52

Retained earnings, beginning of period           25,241       24,642
                                               --------     --------
Retained earnings, end of period               $ 26,609     $ 24,694
                                               ========     ========
Net income per share                           $   1.24     $    .05
                                               ========     ========
Average shares outstanding                        1,103        1,139
                                               ========     ========








                     See accompanying notes

                CONTINENTAL MATERIALS CORPORATION
   CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
     FOR THE SIX MONTHS ENDED JULY 1, 1995 AND JULY 2, 1994
                           (Unaudited)
            (000's omitted except per share amounts)

                                           JUNE 29,     JULY 1,
                                            1996         1995
Net sales                                  $ 44,976     $ 35,546

Costs and expenses:
Cost of sales (exclusive of
 depreciation and depletion)                 34,329       28,707
Depreciation and depletion                    1,329        1,181
Selling and administrative                    6,782        6,184
                                           --------     --------
                                             42,440       36,072
                                           --------     --------

Operating income (loss)                       2,536         (526)

Interest                                       (329)        (429)
Equity loss from mining partnership          (1,145)        (116)
Other income                                    213          357
                                           --------     --------
Income (loss) before income taxes             1,275         (714)

Provision (credit) for income taxes             484         (271)
                                           --------     --------
Net income (loss)                               791         (443)

Retained earnings, beginning of period       25,818       25,137
                                           --------     --------
Retained earnings, end of period           $ 26,609     $ 24,694
                                           ========     ========
Net income (loss) per share                $    .71     $   (.39)
                                           ========     ========
Average shares outstanding                    1,107        1,139
                                           ========     ========











                     See accompanying notes
                                4

                CONTINENTAL MATERIALS CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE SIX MONTHS ENDED JUNE 29, 1996 AND JULY 1, 1995
                           (Unaudited)
                         (000's omitted)


                                               JUNE 29,         JULY 1,
                                                1996             1995

Net cash used by operating activities          $   (713)         $ (6,555)

Investing activities:
Capital expenditures                             (1,228)           (1,239)
Proceeds from sale of property and equipment         56               365
Investment in mining partnership                   (395)             (320)
Other                                                --               (27)
                                               --------          --------
Net cash used in investing activities            (1,567)           (1,221)
                                               --------          --------

Financing activities:
Borrowings under revolving credit facility        2,900             5,900
Long-term borrowings                                 --               500
Repayment of long-term debt                        (510)             (709)
Payment to acquire treasury stock                  (286)              (11)
                                               --------          --------
Net cash provided by financing activities         2,104             5,680
                                               --------          --------

Net decrease in cash and cash equivalents          (176)           (2,096)

Cash and cash equivalents:
 Beginning of year                                1,074             2,778
                                               --------          --------

 End of period                                 $    898          $    682
                                               ========          ========


Supplemental disclosures of cash flow items:

Cash paid during the six months for:

 Interest                                      $    348          $   276
 Income taxes                                         1               41









                     See accompanying notes
                                5

                CONTINENTAL MATERIALS CORPORATION
          SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
    NOTES TO THE QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTER ENDED JUNE 29, 1996
                           (Unaudited)




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

4.Operating results for the first six months of 1996 are not necessarily indicative of performance for the entire year. Historically, sales of construction materials are higher in the second and third quarters. Overall, sales of heating and air-conditioning products have not shown strong seasonal fluctuations in recent years although product mix has historically yielded higher gross profit margins in the fourth quarter. (See Note 11 of Notes to Consolidated Financial Statements in the Company's 1995 Annual Report.)

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operation


  Financial Condition (See pages 2 and 5)

  Operations for the first six months of 1996 used $713,000 in cash compared to $6,555,000 in 1995. Improved earnings accounted for approximately $1,200,000 of the difference. Additionally, a planned reduction in accounts payable and accruals in the prior year of over $4,000,000 compared to an increase of $1,700,000 in payables and accruals in the current year contributed to the improved cash flows. The current year growth in payables and accruals was the result of the increased level of business. Both periods included settlement payouts related to suits brought against the Company. The 1996 settlement involved a $1,000,000 payment while the 1995 payout was $250,000. Both amounts were fully reserved as of December 31, 1994 and therefore had no impact on either period's operations.

  The Company estimates that its short-term line of credit (of which $5,200,000 was outstanding at June 29, 1996) will be adequate to meet its cash requirements for the foreseeable future. See also the discussion of the line of credit in Note 2 of the accompanying Notes to the Quarterly Consolidated Financial Statements. Historically, the Company's borrowings against the short-term line peak during the second quarter and decline over the remainder of the year. The Company expects to liquidate all short term borrowings by the end of the year.


  Operations - Comparison of Quarter Ended June 29, 1996 to
  Quarter Ended July 1, 1995
  (See page 3)

  Consolidated net sales increased $7,769,000 (40.1%) as both segments showed substantial growth. The construction materials segment reported sales up $4,167,000 (53.9%) as the construction market in the Colorado Springs, Colorado area continues at a robust level. Phoenix Manufacturing's sales increase attributed to new customers as well as hot dry weather in the areas serviced resulted in a $3,602,000 (31.1%) improvement in the heating and air-conditioning segment.

  Consolidated cost of sales (exclusive of depreciation and depletion) as a percentage of sales decreased from 80.0% to 75.3%. Increased sales and production combined with cost savings at all locations lead to the improvement.

  Selling and administrative expenses increased $537,000 (17.5%) while declining as a percentage of sales from 15.9% to 13.3%. The dollar increase is attributable mainly to higher sales volume while the percentage decline is due to the fixed nature of many of the expenses.

  Operations - Comparison of Six Months Ended June 29, 1996 to
  Six Months Ended July 1, 1995 (See page 4)

  Net sales increased $9,430,000 (26.5%). The increase of $3,976,000 (18.6%) in the heating and air-conditioning segment and the increase in the construction materials segment, $5,454,000 (38.6%) were due to the reasons noted above.

  Consolidated cost of sales (exclusive of depreciation and depletion) as a percentage of sales improved from 80.8% to 76.3% due to reasons noted above.

  Selling and administrative expenses increased $598,000 (9.7%) while the percentage of sales declined from 17.4% to 15.1%.
  The changes are due to the reasons noted above.

  The equity loss from mining partnership includes a first quarter write-down in the carrying value of the investment of $628,000. The project remains shut down as the partners continue to hold discussions with third parties regarding a sale of the mine. Due to the uncertainty of the project's future, management believes an additional write down of the investment's carrying value was warranted. The remaining value of $750,000 carried on the balance sheet is management's best estimate of the investment's current market value.

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

PART II - Other Information

Item 4.   Submission of Matters to a Vote of Security Holders

          (a) The annual meeting of the stockholders of the Company was held on May 22, 1996

          (b) At that meeting, three individuals, all of whom are current directors, were nominated and elected to serve until the 1999 Annual Meeting by the following votes:

       Director          Shares For     Shares Against     Shares Withheld
       --------          ----------     --------------     ----------------
     Ralph W. Gidwitz      989,212            --                 37,931
     William G. Shoemaker  989,082            --                 38,061
     Theodore R. Tetzlaff  989,182            --                 37,961

               There were no broker non votes.

               The following directors' terms of office contineud after the meeting until the Annual Meeting of the years as noted:

                     Directors                     Expiration of Term
              ---------------------              ----------------------
                Thomas H. Carmody                       1997
                Ronald J. Gidwitz                       1997
                William A. Ryan                         1997
                Betsy R. Gidwitz                        1998
                James G. Gidwitz                        1998
                Joseph J. Sum                           1998

          (c) In addition to the above election, the independent auditing firm of Coopers & Lybrand L.L.P. was appointed by the following vote:

                For                 Against             Abstain
             ---------            -----------         -----------
             1,009,473               1,059              16,611

               There were no broker non votes.

          (d)  No other matters were submitted for vote.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               Exhibit 11: Computation of per share earnings

               Exhibit 27: Financial data schedule

          (b) Registrant filed no reports on Form 8-K during the quarter ended June 29, 1996.

                                 SIGNATURE




Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CONTINENTAL MATERIALS CORPORATION


Date:        July 25, 1996            By:    /S/ Joseph J. Sum
       --------------------                -----------------------------
                                           Joseph J. Sum, Vice President
                                           and Chief Financial Officer