Form 10-Q
period 1996-09-28
CONTINENTAL MATERIALS CORP
filed 1996-10-25
CIK 24104

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


     (Mark One)

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ending September 28, 1996

                                 OR

        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR
              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

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

                      Yes      X        No

Number of common shares outstanding at October 25, 1996  1,103,211

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                CONTINENTAL MATERIALS CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEETS
            SEPTEMBER 28, 1996 and DECEMBER 30, 1995
                           (Unaudited)
                (000's omitted except share data)


                                         SEPTEMBER 28,      DECEMBER 30,
                                              1996              1995
          ASSETS
Current assets:
 Cash and cash equivalents               $     --           $  1,074
 Receivables, net                          14,174             12,158
 Inventories:
  Finished goods                            8,284              8,038
  Work in process                           2,114              2,282
  Raw materials and supplies                4,339              4,337
 Prepaid expenses                           2,988              2,206
                                         --------           --------
   Total current assets                    31,899             30,095
                                         --------           --------

Property, plant and equipment, net         14,694             14,613

Other assets:
 Investment in mining partnership             750              1,500
 Other                                        838              1,015
                                         --------           --------
                                         $ 48,181           $ 47,223
                                         ========           ========

          LIABILITIES
Current liabilities:
 Bank loan payable                       $    900           $  2,300
 Current portion of long-term debt          1,000              1,011
 Accounts payable and accrued expenses     12,287             11,443
 Income taxes                                 501                 31
                                         --------           --------
   Total current liabilities               14,688             14,785
                                         --------           --------

Long-term debt                              2,500              3,000
Deferred income taxes                       2,157              2,157

          SHAREHOLDERS' EQUITY
Common shares, $0.50 par value; authorized
 3,000,000; issued 1,326,588                  663                663
Capital in excess of par value              3,484              3,484
Retained earnings                          27,659             25,818
Treasury shares, 223,377, at cost          (2,970)            (2,684)
                                         --------           --------
                                           28,836             27,281
                                         --------           --------
                                         $ 48,181           $ 47,223
                                         ========           ========




                     See accompanying notes
                                2

                CONTINENTAL MATERIALS CORPORATION
   CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
 FOR THE THREE MONTHS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995
                           (Unaudited)
            (000's omitted except per share amounts)


                                          SEPTEMBER 28,   SEPTEMBER 30,
                                              1996            1995

Net sales                                 $ 21,718        $ 18,183

Costs and expenses:
 Cost of sales (exclusive of
  depreciation and depletion)               16,058          13,288
 Depreciation and depletion                    666             569
 Selling and administrative                  3,142           3,455
                                          --------        --------
                                            19,866          17,312
                                          --------        --------

Operating income                             1,852             871

Interest                                      (112)           (215)
Equity loss from mining partnership           (350)           (229)
Other income                                   124             371
                                          --------        --------

Income before income taxes                   1,514             798

Provision for income taxes                     464             303
                                          --------        --------

Net income                                   1,050             495

Retained earnings, beginning of period      26,609          24,694
                                          --------        --------
Retained earnings, end of period          $ 27,659        $ 25,189
                                          ========        ========

Net income per share                      $    .95        $    .44
                                          ========        ========

Average shares outstanding                   1,103           1,131
                                          ========        ========









                     See accompanying notes
                                3

                CONTINENTAL MATERIALS CORPORATION
   CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
 FOR THE NINE MONTHS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995
                           (Unaudited)
            (000's omitted except per share amounts)


                                          SEPTEMBER 28,  SEPTEMBER 30,
                                             1996           1995

Net sales                                 $ 66,694       $ 53,729

Costs and expenses:
 Cost of sales (exclusive of
  depreciation and depletion)               50,387         41,995
 Depreciation and depletion                  1,995          1,750
 Selling and administrative                  9,924          9,639
                                          --------       --------
                                            62,306         53,384
                                          --------       --------

Operating income                             4,388            345

Interest                                      (441)          (644)
Equity loss from mining partnership         (1,495)          (345)
Other income                                   337            728
                                          --------       --------
Income before income taxes                   2,789             84

Provision for income taxes                     948             32
                                          --------       --------
Net income                                   1,841             52

Retained earnings, beginning of period      25,818         25,137
                                          --------       --------
Retained earnings, end of period          $ 27,659       $ 25,189
                                          ========       ========

Net income per share                      $   1.66       $    .05
                                          ========       ========

Average shares outstanding                   1,106          1,131
                                          ========       ========








                     See accompanying notes
                                4

                CONTINENTAL MATERIALS CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE NINE MONTHS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995
                           (Unaudited)
                         (000's omitted)



                                                    SEPTEMBER   SEPTEMBER
                                                     28, 1996    30, 1995

Net cash provided (used) by operating activities    $  3,878    $ (2,824)

Investing activities:
 Capital expenditures                                 (2,073)     (2,209)
 Proceeds from sale of property and equipment             63         672
 Investment in mining partnership                       (745)       (746)
 Other                                                    --         (27)
                                                    --------    --------
Net cash used in investing activities                 (2,755)     (2,310)

Financing activities:
 (Repayments) borrowings under revolving
   credit facility                                    (1,400)      3,100
 Long-term borrowings                                     --         500
 Repayment of long-term debt                            (511)       (710)
 Payment to acquire treasury stock                      (286)       (126)
                                                    --------    --------
Net cash (used) provided by financing activities      (2,197)      2,764

Net decrease in cash and cash equivalents             (1,074)     (2,370)

Cash and cash equivalents:
 Beginning of year                                     1,074       2,778
                                                    --------    --------
 End of period                                      $    --     $    408
                                                    ========    ========

Supplemental disclosures of cash flow items:
Cash paid during the nine months for:
 Interest                                           $    500    $    633
 Income taxes                                            490         179








                     See accompanying notes

                CONTINENTAL MATERIALS CORPORATION
          SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
    NOTES TO THE QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS
                QUARTER ENDED SEPTEMBER 28, 1996
                           (Unaudited)




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

2.The provision for income taxes is based upon the estimated effective tax rate for the year. This rate was revised during the quarter ended September 28, 1996.

3.Operating results for the first nine months of 1996 are not necessarily indicative of performance for the entire year. Historically, sales of construction materials are higher in the second and third quarters. Overall, sales of heating and air-conditioning products have not shown strong seasonal fluctuations in recent years although product mix has historically yielded higher gross profit margins in the fourth quarter. (See Note 11 of Notes to Consolidated Financial Statements in the Company's 1995 Annual Report.)

4.On October 21, 1996 the Company purchased the assets of Valco,
  Inc.'s (Valco's) Pueblo, Colorado ready-mix concrete and aggregates operation for approximately $5,300,000 in cash including $500,000 for a noncompetition agreement with Valco and one of its shareholders. Additionally, the Company entered into a long-term lease to mine aggregates from properties in Pueblo owned by Valco. These transactions will expand the area serviced by the Company's ready-mix and aggregates operations in central and southern Colorado as well as provide additional aggregate reserves.

5.Concurrent with the purchase, the Company signed an Amended and Restated Revolving Credit and Term Loan Agreement (the Agreement) with its existing lending banks. The new term loan of $8,500,000 was used to fund the Valco transaction and to refinance the $3,500,000 loan previously outstanding. The new term loan is payable in increasing semi-annual principal installments with final payment of all then unpaid principal on June 15, 2001. The loan bears interest at prime or an adjusted LIBOR rate. The Agreement also provides for a $13,500,000 line of credit through June 15, 1998. Other terms and conditions of the loan agreement are similar to the prior agreement.

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operation


  Financial Condition (See pages 2 and 5)

  Operations for the first nine months of 1996 provided $3,878,000 in cash compared to using $2,824,000 in 1995.
  Improved earnings accounted for approximately $1,789,000 of the difference. Additionally, cash flows improved due to a planned reduction in accounts payable and accruals in the prior year of over $3,000,000 compared to an increase of $1,300,000 in the current year. The current year growth in payables and accruals was the result of the increased level of business.

  The Company estimates that its short-term line of credit (of which $900,000 was outstanding at September 28, 1996) will be adequate to meet its cash requirements for the foreseeable future. See also the discussion of the line of credit in Note 5 of the accompanying Notes to the Quarterly Consolidated Financial Statements. Historically, the Company's borrowings against the short-term line peak during the second quarter and decline over the remainder of the year.


  Operations - Comparison of Quarter Ended September 28, 1996 to
  Quarter Ended September 30, 1995 (See page 3)

  Consolidated net sales increased $3,535,000 (19.4%) as both industry segments showed strong growth. Sales of the construction materials segment were up $2,344,000 (26.6%) as construction activity in the Colorado Springs, Colorado area increased from the prior year. Improved furnace sales at Williams Furnace, as well as several large fan coil contracts, lead to the $1,191,000 (12.8%) improvement in the heating and air-conditioning segment.

  Selling and administrative expenses decreased $313,000 (9.1%) while declining as a percentage of sales from 19.0% to 14.5%. The decrease is attributable to the inclusion of non-recurring litigation related costs and the accrual of compensation for the Company's former president in the prior year.

  Other income for the prior year includes a $300,000 gain on the sale of the Company's interest in Oracle Ridge surface rights to Union Copper, Inc., the majority partner of Oracle
  Ridge Mining Partners.

  Operations  -  Comparison of Nine Months  Ended  September  28,
  1996 to Nine Months Ended September 30, 1995 (See page 4)

  Net sales increased $12,965,000 (24.1%). The heating and air-conditioning segment reported an increase of $5,167,000 (16.8%) as sales rose at both Williams Furnace and Phoenix Manufacturing attributable to new customers and the reasons noted above. The increase in the construction materials segment, $7,798,000 (25.4%) was due to the reasons noted above.

  Consolidated cost of sales (exclusive of depreciation and depletion) as a percentage of sales improved from 78.2% to 75.5% due to higher sales volume and production levels combined with cost improvements at all locations.

  Selling and administrative expenses increased $285,000 (3.0%) while the percentage of sales declined from 17.9% to 14.9%. The dollar increase is attributable to the higher sales volume while the percentage decline is due to the fixed nature of many of the expenses.

  The equity loss from mining partnership includes a first quarter write-down in the carrying value of the investment of $628,000. The project remains shut down. The remaining value of $750,000 carried on the balance sheet is management's best estimate of the investment's current market value.

  Other income in the prior year included gains on the sale of Oracle Ridge surface rights and the sale of real property in Colorado Springs.

  Historically, the Company has experienced operating losses during the first quarter. The subsequent quarters have historically improved over the first quarter's operating results. This trend is expected to continue as sales of construction materials are generally higher in the second and third quarters while sales of heating and air-conditioning products, although not showing strong seasonality, experience product mix changes that yield higher gross profits in the fourth quarter.

   PART  II Other Information  -



   Item 6.  Exhibits and Reports on Form 8-K

            (a)  Exhibits:

                 Exhibit 11:  Computation of per share earnings

                 Exhibit 27:  Financial data schedule

            (b) Registrant filed no reports on Form 8-K during the quarter ended September 28, 1996.




                            SIGNATURE





Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      CONTINENTAL MATERIALS CORPORATION




Date:  October 25, 1996          By:   /S/ Joseph J. Sum
      ----------------------        ----------------------
                                     Joseph J. Sum, Vice President
                                     and Chief Financial Officer