Form 10-K
period 1996-12-28
CONTINENTAL MATERIALS CORP
filed 1997-03-26
CIK 24104

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K
(Mark One)

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 28, 1996

                               OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

          Commission file number 1-3834

                  Continental Materials Corporation
       (Exact name of registrant as specified in its charter)

             Delaware                          36-2274391
(State or other jurisdiction of      (I.R.S. Employer Identification
 incorporation or organization)                   No.)

225 West Wacker Drive, Suite 1800
        Chicago, Illinois                         60606
 (Address of principal executive               (Zip Code)
             offices)


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

      The aggregate market value (based on March 19, 1997 closing price) of voting stock held by non-affiliates of registrant:
Approximately $13,002,000.

      Number  of  common shares outstanding at  March  19,  1997:
1,104,221.

       Incorporation by reference: Portions of registrant's definitive proxy statement for the 1997 Annual meeting of stockholders to be held on May 28, 1997 into Part III of this
Form 10-K. (The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.)

     Index to Exhibits: on page 37 hereof.

NOTE:  References to a "Note" are to the Notes to Consolidated
       Financial Statements which are included on pages 16 through 24 of this Annual Report on Form 10-K.



                             PART I


Item 1.  BUSINESS


On October 21, 1996, Continental Materials Corporation, Inc. (along with its subsidiaries collectively referred to as the Company) acquired substantially all of the assets of Valco, Inc.'s ("Valco") ready-mix concrete and aggregates operation in Pueblo, Colorado for a cash purchase price of $5,148,000 net of $163,000 of accrued liabilities assumed. The acquisition has been accounted for under the purchase method and, accordingly, the operating results of the Pueblo operations have been included in the consolidated results since the date of acquisition. The Company has formed a new subsidiary, Transit Mix of Pueblo, Inc. to operate this acquisition.

In addition to the above, the Company concurrently entered into a long-term operating lease to mine aggregates from properties in Pueblo owned by Valco. The lease calls for the Company to pay a production royalty based upon the tons of aggregate mined, up to an agreed upon total, with a minimum annual royalty payment of $300,000. Both the production and minimum royalties are subject to annual inflation adjustments.

The Company operates primarily in two industry segments, the Heating and Air Conditioning segment and the Construction Materials segment. The Heating and Air Conditioning segment is comprised of Phoenix Manufacturing, Inc. of Phoenix, Arizona and Williams Furnace Co. of Colton, California. The Construction Materials segment is comprised of Castle Concrete Company and Transit Mix Concrete Co. both of Colorado Springs, Colorado, and Transit Mix of Pueblo, Inc. of Pueblo, Colorado.

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

The Company has a 30% interest in Oracle Ridge Mining Partners
(ORMP). ORMP is a general partnership which owns a copper mine near Tucson, Arizona. The Company is not the managing partner of ORMP and thus its operations are accounted for on the equity method with the Company's share of ORMP's operations presented in the other income and expense section of the Company's operating statements. See Note 5 on page 19 for further discussion of the Company's accounting for and valuation of ORMP.

Financial information relating to industry segments appears in
Note 13 on pages 23 and 24 of this Form 10-K.

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

The Construction Materials segment markets its products primarily through its own direct sales representatives and confines its sales to the Front Range area in south central Colorado. Sales are made to general and sub-contractors, government entities and individuals. The businesses are affected by the general economic conditions in the areas serviced (as it relates to construction) and weather conditions. Revenues usually decline in the winter months as the pace of construction slows.

During 1996, no customer accounted for 10% or more of the total sales of the Company.


Customer Service and Support

The companies in the Heating and Air Conditioning segment maintain parts departments and help lines to assist contractors, distributors and end users in servicing the companies' products. The Company does not perform installation services, nor are maintenance or service contracts offered. In addition, Williams holds training sessions at its plant for distributors, contractors, utility company employees and other customers. The companies in this segment do not derive any revenue from after-sales service and support other than from parts sales. The companies in the Construction Materials segment routinely take a leadership role in formulation of the products to meet the specifications of their customers.

BACKLOG


At December 28, 1996, Williams' order backlog was approximately
$900,000 ($600,000 at December 30, 1995) the majority of which represented orders for furnaces.

At December 28, 1996, Phoenix had a backlog of approximately
$2,000,000 ($3,100,000 at December 30, 1995) representing
primarily preseason cooler orders.

The above backlogs are all related to the heating and air conditioning segment and are expected to be filled during the first quarter of 1997.

At December 28, 1996, Transit Mix and Castle had a backlog of approximately $2,000,000 ($4,300,000 at December 30, 1995)
primarily relating to construction contracts awarded and expected to be filled during the first half of 1997.

Management does not believe that any of the above backlogs represent a trend but rather are indicative only of the timing of orders received or contracts awarded.

Research and Development/Patents

In general, companies rely upon, and intend to continue to rely upon, unpatented proprietary technology and information.
However, recent research and development activities in the Heating and Air Conditioning segment has lead to a patent related to Phoenix' Power Cleaning System for the evaporative coolers and patent applications on the configuration of the heat exchanger for Williams' furnaces which has increased efficiency above that previously offered by the industry. The amounts expended on research and development are not material and are expensed as incurred. The Company believes its interests in its patent applications, as well as its proprietary knowledge, are sufficient for its businesses as currently conducted.


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

In connection with permits to mine properties in Colorado, the Company is obligated to reclaim the mined areas. In recent years, reclamation costs have had a more significant effect on the results of operations compared to prior years. We expect that the current level of reclamation expense will continue.


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

Phoenix produces evaporative air coolers. This market is dominated by Adobe Air. The other principal competitor is Champion/Essick. All producers of evaporative air coolers compete aggressively on the basis of price and service.

Construction Materials - Transit Mix is one of four companies producing ready mix concrete in the Colorado Springs area. Transit Mix of Pueblo is one of three companies producing ready mix concrete in the Pueblo area. Although Transit Mix and Transit Mix of Pueblo hold a significant share of the markets served, the other competitors compete aggressively on the basis of price and service.

There are a number of producers of aggregates, sand and gravel in the marketing area served by Transit Mix, Transit Mix of Pueblo and Castle who compete aggressively on the basis of price, quality of material and service.

Metal doors and door frames, rebar reinforcement and other building materials sold in the Colorado Springs and Pueblo metropolitan areas are subject to intense competition. Transit Mix and Transit Mix of Pueblo compete aggressively with two larger companies from Denver and a number of small local competitors. However, both companies have a slight competitive advantage in that many of their customers also purchase concrete, sand and aggregates from Transit Mix, Transit Mix of Pueblo and Castle whereas our competitors for these particular product lines do not offer concrete, sand or aggregates. In addition, Transit Mix of Pueblo has a slight competitive advantage with respect to the two Denver companies based upon delivery costs.


Employees

The Company employed persons as of December 28, 1996. Employment varies throughout the year due to the seasonal nature of sales and thus to a lesser extent, production. A breakdown of the prior three years employment at year end by segment was:

                                            1996      1995    1994
           Heating and Air Conditioning     428       421     335
           Construction Materials           309       215     203
           Corporate Office                  11        13      14

            Total                           748       649     552

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

The construction materials segment operates out of two owned facilities in Colorado Springs, Colorado and two-owned facilities in Pueblo, Colorado. Additionally, this segment owns six mining properties in five counties in the vicinity of Colorado Springs and Pueblo, Colorado. In the opinion of management, these six properties contain permitted and minable reserves sufficient to service sand, rock and gravel requirements for the foreseeable future.

The corporate office operates out of leased facilities in Chicago, Illinois.


Item 3.  LEGAL PROCEEDINGS

See Management Discussion and Analysis of Financial Condition and
Results of Operations on pages 8 through 11 and Note 7 on page 20 of this Annual Report on Form 10-K.


Item 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF   SECURITY HOLDERS


There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1996.


                             PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Continental Materials Corporation shares are traded on the American Stock Exchange under the symbol CUO. Market prices for the past two fiscal years are:

                                          High       Low
           1996     Fourth Quarter        21 3/8     16 3/4
                    Third Quarter         19         13 1/2
                    Second Quarter        16         14
                    First Quarter         14 5/8     12


           1995     Fourth Quarter        13         11 3/4
                    Third Quarter         13 3/8     12
                    Second Quarter        12 7/8     12
                    First Quarter         12 1/2     10 7/8


Prior to the withdrawal on February 18, 1997, of the offer to take the Company private, trading ranged from 21 5/8 to 23 5/8.
After withdrawal of the offer, trading ranged from 20 3/8 to 19
1/8 through February 28, 1997.

At December 28, 1996, the Company had approximately 3,100 shareholders of record.

The Company has never paid a dividend. The Company's policy is to reinvest earnings from operations, and the Company expects to follow this policy for the foreseeable future.

Selected Financial Data  (Amounts in thousands, except per share amounts)


                               1996      1995      1994      1993      1992
SUMMARY OF OPERATIONS
Net sales from continuing
 operations                    $92,768   $75,560   $75,294   $62,495   $60,982

Earnings from continuing
 operations before interest,
 taxes, depreciation
 and amortization (EBITDA)       6,703     3,396     5,899     4,218     5,048

Net income from continuing
 operations                      2,355       681     1,849     1,187     1,201

Net (loss) income from
discontinued operation              --        --      (464)      188    (1,064)

Extraordinary item, net             --        --        --    (1,335)       --

Net income                     $ 2,355   $   681   $ 1,385   $    40   $   137



PER SHARE DATA
Continuing operations          $  2.13   $   .60   $  1.62   $  1.02   $  1.02
Discontinued operation              --        --      (.41)      .16      (.90)
Extraordinary item                  --        --        --     (1.15)       --
Net income                     $  2.13   $   .60   $  1.21   $   .03   $   .12

Average shares outstanding
during year                      1,106     1,135     1,140     1,164     1,174


FINANCIAL CONDITION
Current ratio                    2.0:1     2.0:1     2.0:1     2.2:1     2.5:1
Total assets                   $53,893   $47,223   $48,162   $45,424   $54,961
Long-term debt, including
current portion                  8,000     4,011     4,923     6,819    16,114
Shareholders' equity            29,350    27,281    26,789    25,404    25,660
Long-term debt to net worth        .27       .15       .18       .27       .63
Book value per share           $ 26.58   $ 24.25   $ 23.50   $ 22.28   $ 21.86


CASH FLOWS
Net cash provided by (used in):
 Operating activities          $ 6,676   $   848   $ 7,191   $ 2,727   $ 4,925
 Investing activities           (9,174)   (3,751)   (1,884)    6,628    (3,182)
 Financing activities            1,803     1,199    (3,596)   (9,914)   (1,836)
 Net (decrease) increase in
  cash and cash equivalents    $  (695)  $(1,704)  $ 1,711   $  (559)  $   (93)


Management's Discussion and Analysis of
Financial Condition and Results of Operations
(References  to  a "Note" are to Notes to Consolidated  Financial
Statements)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES




Cash and cash equivalents declined to $379,000 at year end compared to $1,074,000 in the prior year. Cash provided from operations in 1996 was $6,676,000 compared to $848,000 in 1995 and the $7,191,000 generated in 1994. The increase in net cash generated by operating activities in 1996 was mainly due to improved sales volume and the related increase in accounts payable and accrued expenses. The decrease in 1995 from the 1994 level (years that had similar sales volume) was mainly due to decreased levels of accounts payable and accrued expenses. The expected decrease in accounts payable in 1995 was the result of the early purchase of raw materials in 1994 for which 1995 price increases had been announced, and the timing of payments. The decrease in accruals was also expected and was due primarily to the timing of payments.

The Company paid $250,000 and $1,000,000 in 1995 and 1996,
respectively to settle product liability claims related to Imeco, Inc., a subsidiary sold in 1993. There are no known claims remaining related to Imeco for which the company would be liable.

Net cash used in investing activities was $9,174,000 in 1996, $3,751,000 in 1995 and $1,884,000 in 1994. Capital expenditures for 1996, 1995 and 1994, exclusive of the purchase of certain assets of Valco, Inc. ("Valco"), were $3,222,000, $3,417,000, and
$1,775,000, respectively. During 1996, the Company acquired substantially all of the assets of Valco's ready-mix concrete and aggregates operation in Pueblo, Colorado for a cash purchase price of $5,148,000 net of $163,000 of accrued liabilities assumed. Concurrent with this purchase, the Company entered into a long-term operating lease to mine aggregates from properties in Pueblo owned by Valco. The lease calls for the Company to pay a production royalty based upon the tons of aggregate mined up to an agreed upon total tonnage, with a minimum annual royalty payment of $300,000. Both the production and minimum royalty are subject to annual inflation adjustments. The Company has formed a new subsidiary, Transit Mix of Pueblo, Inc. To operate this acquisition. There were no significant commitments for capital expenditures at the end of 1996.

Budgeted capital expenditures for 1997 are approximately
$3,125,000 (primarily routine replacements and upgrades), $175,000 less than planned depreciation. The 1997 expenditures will be funded from internal sources and available borrowing capacity.

Cash invested in Oracle Ridge Mining Partners (ORMP) during 1996,
1995 and 1994 was $868,000, $883,000, and $561,000, respectively.

During 1996, cash of $1,803,000 was provided by financing activities. The Company made scheduled long-term debt repayments of $1,011,000 and reduced the revolving line of credit by $1,900,000. Cash of $286,000 was used to acquire 20,700 shares of treasury stock. Additional long-term debt borrowings of $5,000,000 were utilized to finance the acquisition of the Pueblo operation. During 1995, cash of $1,199,000 was provided by financing activities. Borrowings of $2,300,000 against the short-term line of credit were offset by the net long-term debt repayment of $912,000. Cash of $189,000 was used to acquire 15,357 shares of treasury stock. During 1994, cash of $3,596,000 was used to pay off the revolving line of credit and the scheduled long-term debt payments.

The Company maintains a credit agreement with two banks. The agreement as amended in October, 1996 provides for a term loan of $8,000,000 and a revolving credit facility of $13,500,000 for funding of seasonal sales programs at Williams Furnace Co. And Phoenix Manufacturing, Inc. The line is also used for stand-by letters of credit to insurance carriers in support of deductible amounts under the Company's insurance program. All borrowings under the new agreement are unsecured and bear interest at prime or an adjusted LIBOR rate. Additionally, the credit agreement allows the Company to convert up to $2,000,000 of qualifying capital expenditures purchased with funds from the revolving credit facility to the term loan with a corresponding decrease in the revolving credit facility to $11,500,000 and a proportional increase in the term loan amortization schedule.

The Company anticipates the primary source of cash flow in 1997 to be from its operating subsidiaries. This anticipated cash flow, supplemented by the line of credit, will be sufficient to cover normal and expected future cash needs, including servicing debt and planned capital expenditures.

The Company purchases insurance coverage for property loss, workers' compensation, general, product and automobile liability maintaining certain levels of retained risk (self-insured portion). Provisions for claims under the self-insured portion of the policies are recorded in accordance with the requirements of SFAS No. 5. The accrual for workers' compensation, automobile liability and product liability claims covers occurrences through December 28, 1996. There were no unasserted claims as of December 28, 1996, that required a reserve or disclosure in accordance with SFAS No. 5.

On November 13, 1996, an investor group led by James G. Gidwitz, the Company's chairman and chief executive officer made a proposal to the Board of Directors to take the Company private for a cash price of $21.00 per share. Immediately thereafter, three purported class action lawsuits were filed in the Delaware Court of Chancery seeking to enjoin consummation of the investor group's proposal and requesting other relief. On February 18, 1997, the group terminated their offer after concluding that, under the circumstances, they would not be able to reach agreement on an acquisition price with the Special Committee of the Board of Directors appointed to respond to the offer.

OPERATIONS
1996 vs. 1995


Consolidated net sales increased $17,208,000 (23%). The net sales of the construction materials segment rose $10,813,000 while the net sales of the heating and air-conditioning segment improved by $6,395,000. A surge in the already strong construction market in the Colorado Springs, Colorado area accounted for most of the $10,813,000 (34%) increase in the construction materials segment while the addition of operations in Pueblo, Colorado since October 22, 1996, accounted for $1,399,000 of the increase. The $6,395,000 (15%) increase in the heating and air-conditioning segment was the result of new customers as well as dry hot weather in the areas serviced by Phoenix Manufacturing combined with improved furnace and fan coil sales at Williams Furnace.

The Company experienced a high level of price competition at all of its subsidiaries which is expected to continue into 1997.
During 1996, inflation was not a significant factor at any of the operations.

Cost of sales (exclusive of depreciation, depletion and amortization) declined from 77% to 76% as a result of increased sales and production combined with cost savings at all locations.

Depreciation, depletion and amortization increased from $2,278,000 to $2,614,000 (15%) due to increased capital expenditures in the past two years and the Transit Mix of Pueblo asset acquisition during 1996.

Selling and administrative expenses increased $1,704,000 (13%) while declining as a percentage of sales from 17% to 16%. The dollar increase is attributable mainly to higher sales volume while the percentage decline is due to the fixed nature of some of the expenses.

The decrease in interest expense of $228,000 reflects lower average interest rates.

The Company recorded a loss of $1,768,000 related to its investment in ORMP. This amount is comprised of a loss of $988,000 largely due to the curtailment of operations and a write down of $780,000 to management's best estimate of net realizable value, $600,000, as of December 28, 1996. On January 29,1997, the ORMP partners, including the Company, signed a Letter of Intent to sell their interest in ORMP. A definitive agreement to sell is contingent upon, among other matters, the buyer's satisfactory completion of due diligence and financing arrangements.

There were no charges against the discontinued operation during 1996 although the last of the known legal matters concerning the operation was settled during March 1996. See "Financial
Condition, Liquidity and Capital Resources" for further discussion.

Other income for 1995 includes a $300,000 gain on the sale of the Company's interest in Oracle Ridge surface rights to Union
Copper, Inc., the majority partner of ORMP.

The Company's 1996 effective income tax rate on income from continuing operations (32.8%) reflects federal and state statutory rates adjusted for non-deductible and other tax items. The current year's favorable impact from percentage depletion allowance was less than the prior year's due to the higher level of taxable income. See Note 11.

During 1996, the Financial Accounting Standards Board issued a new pronouncement, SFAS No. 128 "Earnings per Share" which is relevant to the Company's operations. The statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier, application is not permitted. The Company intends to adopt SFAS No. 128 at year end 1997. Its affect is not expected to be material to earnings per share.

OPERATIONS
1995 vs. 1994


Consolidated net sales from continuing operations increased $266,000. The net sales of the heating and air-conditioning segment rose slightly while the net sales of the construction materials segment declined slightly compared to the previous year. Sales at Phoenix Manufacturing, Inc. Rose due to new customers and a strong pre-season sales program during the fourth quarter. Sales at Williams Furnace Co. Declined slightly due to new competitive products. A decline in sales in the Northern California region was possibly due to publicity of the heat exchanger matter concerning units manufactured by Williams prior to 1992 (See Note 7).

The Company experienced a high level of price competition at all of its subsidiaries which the Company expects to continue into 1996. During 1995, inflation was not a significant factor at any of the operations.

Cost of sales (exclusive of depreciation and depletion) increased from 76% to 77% due to product mix in the heating and air-conditioning segment.

Selling and administrative expenses increased $995,000 (8%) due to legal and other expenses incurred in regards to the Williams Furnace heat exchanger matter, additional costs associated with new products marketing and the accrual of future compensation to be paid to the Company's former president. As a percentage of sales, selling and administrative expense increased from 16% to 17%.

The decrease in the operating income reflects the increase in cost of sales as well as the higher selling and administrative expenses.

The increase in interest expense of $45,000 reflects a higher interest rate partially offset by lower average borrowings.

The Company recorded a loss of $922,000 related to its investment in Oracle Ridge Mining Partners. This loss represents the Company's share (30%) of the loss of the partnership for 1995 as well as a $172,000 write down of the carrying value of the investment to management's best estimate of net realizable value, $1,500,000, as of December 30, 1995. Production at the mine was halted in February 1996 as the partners are reassessing their plans, including a possible sale of the mine.

There were no charges against the discontinued operation during 1995. See "Financial Condition, Liquidity and Capital Resources" for further discussion.

The Company's 1995 effective income tax rate on income from continuing operations (24.8%) reflects federal and state statutory rates adjusted for non-deductible and other tax items.
The current year was favorably impacted by a substantial percentage depletion allowance. See Note 11.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                              PAGE


Financial Statements and Schedule of
Continental
Materials Corporation and report thereon:

 Consolidated statements of operations and
  retained earnings for fiscal years
  1996, 1995 and 1994                          13

 Consolidated statements of cash flows
  for fiscal years ended 1996, 1995 and        14
  1994

 Consolidated balance sheets at December
  28, 1996 and December 30, 1995               15

 Notes to consolidated financial statements   16-24

 Report of Independent Accountants             25

Continental Materials Corporation
Consolidated Statements of Operations and Retained Earnings
For Fiscal Years 1996, 1995 and 1994
(Amounts in thousands, except per share data)


                                         1996       1995        1994
 NET SALES                              $92,768     $75,560     $75,294

 COSTS AND EXPENSES
 Cost of sales (exclusive of
  depreciation, depletion and
  amortization)                          70,095      58,497      57,244
 Depreciation, depletion and
  amortization                            2,614       2,278       2,311
 Selling and administrative              14,483      12,779      11,784

 Operating income                         5,577       2,006       3,955
 Interest expense                          (584)       (812)       (767)
 Equity loss from mining partnership     (1,768)       (922)       (545)
 Other income, net                          280         634         168
 Income from continuing operations
  before income taxes                     3,505         906       2,811
 Income tax provision                     1,150         225         962
 Income from continuing operations        2,355         681       1,849
 Loss on sale of discontinued
  operation, net of tax                      --          --        (464)
 Net income                               2,355         681       1,385
 Retained earnings, beginning of year    25,818      25,137      23,752
 Retained earnings, end of year         $28,173     $25,818     $25,137

 Net income (loss) per share:
  Continuing operations                 $  2.13     $   .60     $  1.62
  Discontinued operation                     --          --        (.41)
  Net income per share                  $  2.13     $   .60     $  1.21
 Weighted average shares outstanding      1,106       1,135       1,140











The accompanying notes are an integral part of the financial statements.

Continental Materials Corporation
Consolidated Statements of Cash Flows For Fiscal Years 1996, 1995, and 1994 (Amounts in thousands)

                                               1996        1995       1994
 Operating activities:
  Net income                                   $ 2,355    $   681     $ 1,385
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, depletion and amortization     2,614      2,278       2,311
    Deferred income tax benefit                   (332)      (282)        (66)
    Provision for doubtful accounts                179         60         148
    Gain on disposition of property and
     equipment                                     (59)      (459)       (133)
    Equity loss from mining partnership          1,768        922         545
 Changes in operating assets and
  liabilities, net of effect of
  purchase of assets of Valco, Inc.:
    Receivables                                 (1,688)      (842)     (1,395)
    Inventories                                   (191)     1,840         (61)
    Prepaid expenses                              (476)         8         (92)
    Income taxes                                   420         21        (145)
    Accounts payable and accrued expenses        2,226     (3,267)      5,037
    Other                                         (140)      (112)       (343)
 Net cash provided by operating activities       6,676        848       7,191
 Investing activities:
    Purchase of assets of Valco, Inc.           (5,148)        --          --
    Capital expenditures                        (3,222)    (3,417)     (1,775)
    Investment in mining partnership              (868)      (883)       (561)
    Return of investment in environmental
      management venture                            --         --         250
    Proceeds from sale of property and
     equipment                                      64        549         202
 Net cash used in investing activities          (9,174)    (3,751)     (1,884)
 Financing activities:
    (Repayment) borrowings under revolving
     credit facility                            (1,900)     2,300      (1,700)
    Long-term borrowings                         5,000        500          --
    Repayment of long-term debt                 (1,011)    (1,412)     (1,896)
    Payments to acquire treasury stock            (286)      (189)         --
 Net cash provided by (used in) financing
  activities                                     1,803      1,199      (3,596)
 Net (decrease) increase in cash and cash
  equivalents                                     (695)    (1,704)      1,711
 Cash and cash equivalents:
    Beginning of year                            1,074      2,778       1,067
    End of year                               $    379    $ 1,074     $ 2,778

 Supplemental disclosures of cash flow items:
 Cash paid during the year for:
    Interest                                  $    520    $   812     $   773
    Income taxes                                 1,075        500         916


Supplemental Schedule of non-cash investing and financing activities:
A portion of the 1995 proceeds from sale of property and equipment was in the form of a note receivable valued at $162.





The accompanying notes are an integral part of the financial statements.

Continental Materials Corporation
Consolidated Balance Sheets December 28, 1996 and December 30, 1995 (Amounts in thousands except share data)

                                     December 28,  December 30,
                                         1996          1995
ASSETS
Current assets:
 Cash and cash equivalents           $    379      $   1,074
 Receivables less allowance of
  $373 and $259                        14,584         12,158
 Inventories                           15,184         14,657
 Prepaid expenses                       2,687          2,206
     Total current assets              32,834         30,095
Property, plant and equipment:
 Land and improvements                  2,104          1,713
 Buildings and improvements             8,141          7,731
 Machinery and equipment               46,935         41,078
 Mining properties                      2,170          2,170
 Less accumulated depreciation
  and depletion                       (40,532)       (38,079)
                                       18,818         14,613
Other assets:
 Investment in mining partnership         600          1,500
 Other                                  1,641          1,015
                                        2,241          2,515
                                   $   53,893       $ 47,223
LIABILITIES
Current liabilities:
 Bank loan payable                 $      400       $  2,300
 Current portion of long-term debt      1,500          1,011
 Accounts payable                       5,182          4,037
 Income taxes                             450             31
 Accrued expenses:
  Compensation                          2,631          1,853
  Reserve for self-insured losses       2,212          2,984
  Profit sharing                        1,565          1,031
  Reclamation                           1,071            645
  Other                                 1,202            893
     Total current liabilities         16,213         14,785

Long-term debt                          6,500          3,000
Deferred income tax es                  1,830          2,157
Commitments and contingencies
 (Notes 7 and 9)

SHAREHOLDERS' EQUITY
Common shares, $.50 par value;
 authorized 3,000,000 shares;
 issued 1,326,588 shares                  663            663
Capital in excess of par value          3,484          3,484
Retained earnings                      28,173         25,818
Treasury shares                        (2,970)        (2,684)
                                       29,350         27,281
                                     $ 53,893       $ 47,223


The accompanying notes are an integral part of the financial statements.

Notes to Consolidated Financial Statements

1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include Continental
Materials Corporation and all of its subsidiaries (the
"Company"). The equity method of accounting is used for the Company's 30% interest in Oracle Ridge Mining Partners ("ORMP").

Certain prior years' amounts have been reclassified to conform with the current presentation.

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 28, 1996 and December 30, 1995 and the reported amounts of revenues and expenses during each of the three years in the period ended December 28, 1996. Actual results could differ from those estimates.

Cash and Cash Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Inventories
Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 83% of total inventories at December 28, 1996 (88% at December 30, 1995). The cost of all other inventory is determined by the first-in, first-out (FIFO) method.

Property, Plant and Equipment
Property, plant and equipment are carried at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method as follows:

               Buildings                    10 to 31 years
               Leasehold improvements       Terms of leases
               Machinery and equipment      3 to 10 years


Depletion of rock and sand deposits is computed by the unit-of-production method based upon estimated recoverable quantities of rock and sand.

Amortization of certain other assets is computed on a straight line basis over periods of 5 and 10 years.

The cost of property sold or retired and the related accumulated depreciation, depletion and amortization are removed from the accounts and the resulting gain or loss is reflected in other income. Maintenance and repairs are charged to expense as incurred. Major renewals and betterments are capitalized and depreciated over their useful lives.

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

Reserve for Self-Insured Losses
The Company's risk management program provides for certain levels of loss retention for workers' compensation, automobile liability and general and product liability claims. The components of the reserve have been recorded in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies" and represent management's best estimate of future liability for known claims based upon the Company's history of claims paid. There were no unasserted claims as of December 28, 1996 that require a reserve or disclosure in accordance with SFAS No. 5.

Reclamation
In connection with permits to mine properties in Colorado Springs and Pueblo, Colorado, the Company is obligated to reclaim the mined areas. Reclamation costs are calculated using a rate based on the total estimated reclamation costs, units of production and estimates of recoverable reserves. Reclamation costs are charged to operations as the properties are mined.

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

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. See Note 13 for a description of the Company's customer base and geographical location by segment.

Impairment of Long-lived Assets
In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

Fiscal Year End
The Company's fiscal year end is the Saturday nearest December
31.  Fiscal 1996, 1995 and 1994 each consist of 52 weeks.


2.   ACQUISITION
On October 21, 1996, the Company acquired substantially all of the assets of Valco, Inc.'s ("Valco") ready-mix concrete and aggregates operation in Pueblo, Colorado for a cash purchase price of $5,148,000 net of $163,000 of accrued liabilities assumed. The acquisition has been accounted for under the purchase method and, accordingly, the operating results of the Pueblo operations have been included in the consolidated results since the date of acquisition. The Company has formed a new subsidiary, Transit Mix of Pueblo, Inc. To operate this acquisition.

In addition to the above, the Company concurrently entered into a long-term operating lease to mine aggregates from properties in Pueblo owned by Valco. The lease calls for the Company to pay a production royalty based upon the tons of aggregate mined, up to an agreed upon total tonnage, with a minimum annual royalty payment of $300,000. Both the production and minimum royalties are subject to annual inflation adjustments. Royalties paid in advance of actual tons mined will be recorded as a prepaid to be applied against production at the end of the lease.

The funds used to acquire the Pueblo operation were provided by a renegotiated unsecured term loan entered into on October 21, 1996 with the Company's existing lending banks. The expenses related to the acquisition as well as the cost of a non-competition agreement are included in other assets and are being amortized over 5 and 10 years, respectively.

The purchased operations are involved in the production and sale of ready-mix concrete and other building materials as well as the extraction and sale of sand and river rock from two locations in Pueblo, Colorado. Sales are made primarily in Pueblo County, Colorado.

The table below summarizes the unaudited pro-forma results of operations for the years ended December 28, 1996 and December 30, 1995, assuming the acquisition described had been consummated as of January 1, 1995, with adjustments primarily attributed to the royalty on tons of aggregates produced, interest expense relating to the refinancing of long-term debt and depreciation expense relating to the fair value of assets acquired.

(amounts in thousands, except per share amounts):

                        1996            1995
                      Unaudited       Unaudited
Sales                 $101,532        $83,132
Net income               2,342            542
Net income per share      2.12            .48


These pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the periods presented, or of results which may occur in the future.


3)   DISCONTINUED OPERATION
In June 1993, the Company sold its Imeco, Inc. Subsidiary. The Company retained responsibility on product liability claims involving Imeco equipment occurring prior to the June 30, 1993 sale date. As of January 1, 1993, in accordance with the requirements of SFAS No. 5, the Company maintained an accrual of $616,000 toward the settlement of the claims. During the fourth quarter of 1994, the Company, based on updated information, recorded an additional $726,000 ($464,000 after-tax or $0.41 per share) toward the settlement of the last of the known claims. This last claim was settled in early March 1996. See Note 7.


4)   INVENTORIES
Inventories consisted of the following (amounts in thousands):

                            December 28,     December 30,
                                1996             1995
         Finished goods     $  8,696         $  8,038
         Work in process       1,800            2,282
         Raw materials
           and supplies        4,688            4,337
                            $ 15,184         $ 14,657

If inventories valued on the LIFO basis were valued at current costs, inventories would be higher as follows: 1996--$2,590,000;
1995--$2,626,000; 1994--$2,716,000.

Reduction in inventory quantities during 1996 at one of the locations resulted in liquidation of LIFO inventory layers carried at costs which were lower than the costs of current purchases. The effect of the reduction in 1996, recorded in the fourth quarter, was to decrease cost of goods sold by approximately $125,000 and to increase net earnings by $78,000 or $.07 per share.


5)   INVESTMENT IN MINING PARTNERSHIP
The Company has a 30% ownership interest in ORMP, a general partnership which operated a copper mine primarily situated in Pima County, Arizona. The equity method of accounting is used to include 30% of ORMP's income and losses in the Company's consolidated financial statements.

Production at the mine was halted in February 1996 and remained idle throughout 1996, as the Partners reassessed their plans. On January 29, 1997, the Partners, including the Company, signed a Letter of Intent to sell their interest in ORMP. A definitive agreement to sell is contingent upon, among other matters, the buyer's satisfactory completion of due diligence and financing arrangements. In accordance with SFAS No. 121, the Investment in mining partnership was written down to management's best estimate of net realizable value, $1,500,000, as of December 30, 1995. The related impairment loss, $172,000, is included in the $922,000 equity loss from mining partnership. During 1996, the Company recorded a loss totaling $1,768,000. This amount is comprised of an operating loss of $988,000 largely due to the curtailment of operations and a write down of $780,000 to management's best estimate of net realizable value, $600,000, as of December 28, 1996. The year end values of $600,000 and $1,500,000 for 1996 and 1995, respectively, were based on the estimated fair market value of the partnership's property and assets less liabilities at the respective dates. Future cash contributions to ORMP for carrying costs will be expensed when made.


6)   LONG-TERM DEBT
Long-term debt consisted of the following (amounts in thousands):

                               December 28,     December 30,
                                  1996              1995
     Unsecured term loan      $  8,000          $  4,000
     Other                          --                11
                                 8,000             4,011
     Less current portion        1,500             1,011

                              $  6,500          $  3,000


The unsecured term loan is payable to two banks in escalating semi-annual installments with final principal payment of all then unpaid principal due June 15, 2001, including extension periods. The loan, at the Company's option, bears interest at either prime or an adjusted LIBOR rate.

The Company is required to maintain certain levels of consolidated tangible net worth, to attain certain levels of cash flow (as defined) on a rolling four-quarter basis, and to maintain certain ratios including consolidated debt to cash flow (as defined). Additional borrowing, acquisition of stock of other companies, purchase of treasury shares and payment of cash dividends are either limited or require prior approval by the lenders.


Aggregate long-term debt matures as follows under the Agreement
(amounts in thousands):


                  1997             $1,500
                  1998              1,500
                  1999              2,000
                  2000              2,000
                  2001              1,000
                                   $8,000

During 1996, the Company had a $13,500,000 unsecured line of credit ($12,000,000 in 1995) with two banks to be used for short-term cash needs and standby letters of credit. During 1996, interest was charged at prime or adjusted LIBOR rates on cash borrowings (prime in 1995). The weighted average interest rate was 7.8% for fiscal 1996 and 8.9% for fiscal 1995. The outstanding balance at December 28, 1996 was $400,000. The outstanding balance at December 30, 1995 was $2,300,000. Additionally, the current credit agreement allows the Company to convert up to $2,000,000 of qualifying capital expenditures purchased with funds from the revolving credit facility to the term loan with a corresponding decrease in the revolving credit facility to $11,500,000 at June 30, 1997 and a proportional increase in the term-loan amortization schedule.

At December 28, 1996, the Company had letters of credit outstanding totaling approximately $3,529,000 which primarily collateralize the self-insured losses.


7)   COMMITMENTS AND CONTINGENCIES
As discussed in Note 3, the Company retained the responsibility related to incidents involving Imeco products occurring prior to June 30, 1993. There were two suits which were settled in April 1995 and March 1996 respectively. Both settlements had been fully reserved as of December 31, 1994. Management is not currently aware of any asserted or unasserted claims involving Imeco products for which the Company has retained responsibility.

During 1995, Williams Furnace Co. ("Williams") was notified by Pacific Gas & Electric ("PG&E") that a recent inspection had discovered a higher than normal incidence of cracks in the heat exchanger of two models of furnaces manufactured by Williams prior to 1992. Independent engineering reports indicate that there is no safety hazard arising from these cracks. However, PG&E replaced approximately 5,900 units purchased during the period. The Consumer Products Safety Commission ("CPSC") has been notified and Williams is cooperating with the CPSC in their investigation. To date, Williams is not aware of any claims related to these matters and accordingly, management has concluded that no amounts should be accrued in accordance with the requirements of SFAS No. 5.

The Company is also involved in other litigation matters related to its continuing business and to the purported class action opposing the now withdrawn offer of the Gidwitz group to take the Company private. In the Company's opinion, none of these proceedings, when concluded, will have a material adverse effect on the Company's results of operations or financial position.


8)   SHAREHOLDERS' EQUITY
Four hundred thousand shares of preferred stock ($.50 par value) are authorized and unissued.

There was no treasury shares activity during 1994. Activity for 1995 and 1996 was as follows
(dollars in thousands):

                                          Number
                                            of
                                          shares          Cost
      Balance at January 1
       and December 31, 1994              186,310        $2,495
      Purchase of treasury shares          15,357         189
      Balance at December 30, 1995        201,667        $2,684
      Purchase of treasury shares          20,700         286
      Balance at December 28, 1996        222,367        $2,970



Under the Company's Stock Option Plan (the Plan) officers and key employees may be granted options to purchase the Company's common stock at option prices established by the Compensation Committee of the Board of Directors provided the option price is no less than the fair market value at the date of the grant. The Company has reserved 180,000 shares for distribution under the Plan. On September 26, 1995, a total of 78,000 options were granted to five individuals at an exercise price of $13.125. These shares become exercisable when the Company's stock price rises to 133% of the price at the time of issuance ($17.50) and remains at or above this level for a period of 30 consecutive trading days. This condition was met during 1996 and thus all of the 78,000 shares became exercisable.

These 78,000 options represent the only grant under the Company's Plan during the three years ended December 28, 1996. The full 78,000 options remain outstanding as of December 28, 1996 as none were exercised or lapsed during the period. The outstanding options expire on September 25, 2005 and there were no options outstanding related to the predecessor plan during the periods.

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its Plan. Accordingly, no compensation expense has been recognized for its stock-based compensation Plan. Had compensation cost for the Company's Plan been determined based upon the fair value at the grant date for these awards consistent with the methodology proscribed under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced by approximately $201,000, or $0.18 per share and $50,000, or $0.04 per share for 1996 and 1995 respectively. The fair value of the options granted during 1995 is estimated as $5.00 on the date of the grant using the Black-Sholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 30%, risk-free interest rate of 6.05%, and an expected life of five years.

9)   RENTAL EXPENSE, LEASES AND COMMITMENTS
The Company leases certain of its facilities and equipment and is required to pay the related taxes, insurance and certain other expenses. Rental expense was $2,223,000, $2,006,000 and $1,694,000 for 1996, 1995 and 1994, respectively.

Future minimum rental commitments under non-cancelable operating leases for 1997 and thereafter are as follows: 1997--$1,832,000; 1998--$1,776,000; 1999--$1,543,000; 2000--$1,043,000; 2001--
$720,000 and thereafter--$17,772,000. Included in these amounts are $300,000 per year and approximately $16,941,000 in the "thereafter" amount related to the new aggregates lease. See
Note 2.

The Company also receives annual rental income of $145,000 from a building it owns. The related lease expires in January 2003 and contains renewal options.


10)  RETIREMENT PLANS
As discussed in Note 1, the Company maintains retirement benefit plans for eligible employees. Total plan expenses charged to operations were $1,152,000, $979,000 and $1,165,000 in 1996, 1995 and 1994, respectively.

11)  INCOME TAXES
The provision (benefit) for income taxes is summarized as follows
(amounts in thousands):

                            1996        1995       1994
      Federal: Current      $ 1,378     $  506     $   785
               Deferred        (297)      (253)       (131)
      State:   Current          104          1          61
               Deferred         (35)       (29)        (15)
                            $ 1,150     $  225     $   700

The provision (benefit) for income taxes has been allocated as follows:

                                     1996        1995       1994
      Continuing operations        $ 1,150     $   225     $  962
      Discontinued operations           --          --       (262)
                                    $1,150         225     $  700


The difference between the tax rate on income from continuing operations for financial statement purposes and the federal statutory tax rate was as follows:

                                       1996     1995      1994
Statutory tax rate                    34.0%      34.0%    34.0%
Percentage depletion                  (4.5)     (13.0)    (5.1)
State income taxes,
 net of federal benefit                1.5        1.6      1.0
Non-deductible expenses                 .5        1.4       .5
Other                                  1.3         .8      3.8
                                      32.8%      24.8%    34.2%


For financial statement purposes, deferred tax assets and liabilities are recorded at a blend of the current statutory federal and states' tax rates - 38%. The principal temporary differences and their related deferred taxes are as follows (amounts in thousands):

                                     1996           1995
Reserves for self-insured losses    $   740       $   904
Deferred compensation                   383           405
Asset valuation reserves                698           435
Other                                    18            50
Total deferred tax assets           $ 1,839       $ 1,794

Depreciation                        $ 1,465       $ 1,324
Investment in mining partnership        339           807
Other                                    66            26
Total deferred tax liabilities      $ 1,870       $ 2,157

Net deferred tax liabilities        $    31       $   363


The net current deferred tax assets are $1,799 and $1,794 for the years end 1996 and 1995, respectively, and are included with "Prepaid expenses" on the Consolidated Balance Sheets.

12)  UNAUDITED QUARTERLY FINANCIAL DATA
The following table provides summarized unaudited quarterly financial data for 1996 and 1995 (amounts in thousands, except per share amounts):


                                   First       Second      Third       Fourth
                                   Quarter     Quarter     Quarter     Quarter
1996
Net sales                          $17,852     $27,124     $21,718     $26,074
Gross profit                       $ 3,323     $ 6,065     $ 5,030     $ 5,830
Depreciation, depletion and
 amortization                      $   661     $   668     $   666     $   619
Net (loss) income                  $  (577)    $ 1,368     $ 1,050     $   514
Net (loss) income per share        $  (.52)    $  1.24     $   .95     $   .47



                                   First       Second       Third      Fourth
                                   Quarter     Quarter      Quarter    Quarter
1995
Net sales                          $16,191     $19,355     $18,183     $21,831
Gross profit                       $ 2,417     $ 3,318     $ 4,366     $ 4,735
Depreciation and depletion         $   591     $   590     $   569     $   528
Net (loss) income                  $  (495)    $    52     $   495     $   629
Net (loss) income per share        $  (.43)    $   .05     $   .44     $   .56


Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

13)  INDUSTRY SEGMENT INFORMATION
The Heating and Air Conditioning segment produces and sells heating and cooling equipment mainly for residential applications which is sold primarily to wholesale distributors and retail home centers. Sales are nationwide, but are concentrated in the Southwestern U.S. The Construction Materials segment is involved in the production and sale of concrete and other building materials and the exploration, extraction and sales of limestone, sand and gravel. Sales of this segment are confined to the Front Range area in south central Colorado.

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

The industry segment information for fiscal years 1996, 1995 and 1994 is as follows (amounts in thousands):


                                                   Depreci-
                                                    ation,
                                                    Deple-
                                                     tion
                                         Identifi-   and      Capital
                      Net     Operating    able     Amorti-   Expendi-
                     Sales     Income     Assets    zation     tures
1996

Heating and air
 conditioning       $50,361   $ 4,058    $24,870    $ 1,055   $   491
Construction
 materials           42,262     4,446     26,899      1,514     2,692
General corporate
 and other              145    (2,927)     2,124         45        39
                    $92,768   $ 5,577    $53,893    $ 2,614   $ 3,222

1995

Heating and air
 conditioning       $43,966   $ 2,316    $25,393    $ 1,027   $ 1,066
Construction
  materials          31,449     2,912     19,164      1,210     2,337
General corporate
 and other              145    (3,222)     2,666         41        14
                    $75,560   $ 2,006    $47,223    $ 2,278   $ 3,417

1994

Heating and air
 conditioning       $43,271   $ 3,718    $27,551    $ 1,087   $   533
Construction
 materials           31,878     2,645     18,635      1,183     1,211
General corporate
 and other              145    (2,408)     1,976         41        31
                    $75,294   $ 3,955    $48,162    $ 2,311   $ 1,775


Report of Independent Accountants
To the Shareholders and Board of Directors of Continental
Materials Corporation

We have audited the accompanying consolidated balance sheets of Continental Materials Corporation and Subsidiaries as of December 28, 1996 and December 30, 1995, and the related consolidated statements of operations and retained earnings and cash flows for each of the three years in the period ended December 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Continental Materials Corporation and Subsidiaries as of December 28, 1996 and December 30, 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 28, 1996 in conformity with generally accepted accounting principles.


                                           COOPERS & LYBRAND
                                           L.L.P.
Chicago, Illinois
February 28, 1997

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes of accountants and/or disagreements on any matter of accounting principle or financial statement disclosure during the past 24 months which would require a filing under Item 9.


                            PART III

Part III has been omitted from this 10-K Report since Registrant will file, not later than 120 days following the close of its fiscal year ended December 28, 1996, its definitive 1997 proxy statement. The information required by Part III will be included in that proxy statement and such information is hereby incorporated by reference, but excluding the information under the headings "Compensation Committee Report" and "Comparison of Total Shareholders' Return".



                             PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K

(a) 1 Financial statements required by Item 14 are included in Item 8 of Part II.

(a) 2 The following is a list of financial statement schedules filed as part of this Report:


         Report of Independent Accountants


         Schedule II Valuation and Qualifying
         Accounts & Reserves For Years Ended
         December 28, 1996, December 30, 1995
         and December 31, 1994

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

Exhibit 10a Revolving Credit and Term Loan Agreement between The
            Northern Trust Company, LaSalle National Bank and Continental Materials Corporation dated as of October 21, 1996 filed as Exhibit 2D to Form 8-K for the month of October 1996, incorporated herein by reference.

Exhibit 10d Acquisition Agreement Between Valco Properties, Ltd.
            And Continental Materials Corporation filed as
            Exhibit 2A to Form 8-K for the month of October 1996, incorporated herein by reference.

Exhibit 10e Non-Competition and Non-Disclosure Agreement by
            Valco, Inc. And Thomas E. Brubaker in favor of
            Continental Materials Corporation filed as Exhibit 2B to Form 8-K for the month of October 1996, incorporated herein by reference.

Exhibit 10f Fee Sand and Gravel Lease Between Valco, Inc. And
            Continental Materials Corporation filed as Exhibit 2C to Form 8-K for the month of October 1996, incorporated herein by reference.

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

Exhibit 11  Computation of Per Share Earnings (filed herewith).

Exhibit 21  Subsidiaries of Registrant (filed herewith).

Exhibit 24  Consent of Independent Accountants (filed herewith).

Exhibit 27  Financial Data Schedule (filed herewith).

Exhibit 28  Continental Materials Corporation Employees Profit
            Sharing Retirement Plan on Form 11-K for the year ended December 31, 1996 (to be filed by amendment).

* - Compensatory plan or arrangement


(b)    Reports on Form 8-K:

       A Form 8-K was filed on November 1, 1996 related to the Company's purchase of the Pueblo operation discussed in
       Item 1, Part 1.

                           SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CONTINENTAL MATERIALS CORPORATION
                                      Registrant


                      By:   /S/Joseph J. Sum
                           Joseph J. Sum, Vice President, Finance

Date: March 26, 1997

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      SIGNATURE              CAPACITY(IES)                    DATE

/S/ James G. Gidwitz
    James G. Gidwitz        Chief Executive Officer
                             and a Director                  March 26, 1997

/S/ Joseph J. Sum
    Joseph J. Sum           Vice President and
                              a Director                     March 26, 1997

/S/ Mark S. Nichter
    Mark S. Nichter            Secretary and                 March 26, 1997
                                Controller

/S/ Thomas H. Carmody
    Thomas H. Carmody            Director                    March 26, 1997

/S/ Betsy R. Gidwitz
    Betsy R. Gidwitz             Director                    March 26, 1997

/S/ Ralph W. Gidwitz
    Ralph W. Gidwitz             Director                    March 26, 1997

/S/ Ronald J. Gidwitz
    Ronald J. Gidwitz            Director                    March 26, 1997

/S/ William A. Ryan
    William A. Ryan              Director                    March 26, 1997

/S/ William G. Shoemaker
    William G. Shoemaker         Director                    March 26, 1997

/S/ Theodore R. Tetzlaff
    Theodore R. Tetzlaff         Director                    March 26, 1997

                REPORT OF INDEPENDENT ACCOUNTANTS



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



Chicago, Illinois
February 28, 1997

                        CONTINENTAL MATERIALS CORPORATION

      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (c) (d)

                    for the fiscal years 1996, 1995 and 1994


COLUMN A       COLUMN B       COLUMN C(1)          COLUMN D       COLUMN E

                                   Additions
                     Balance at    Charge to                    Balance at
                     Beginning     Costs and    Deductions      End of
Description          of Period     Expenses     Describe        Period

Year 1996
Allowance for
 doubtful accounts   $ 260,000     $199,000     $  86,000  (a)  $373,000
Inventory valuation
 reserve             $ 236,000     $310,000     $142,000   (b)  $404,000


Year 1995
Allowance for
 doubtful accounts    $ 248,000    $ 60,000     $ 48,000   (a)  $260,000
Inventory valuation
 reserve              $ 223,000    $232,000     $219,000   (b)  $236,000

Year 1994
Allowance for
 doubtful accounts    $ 139,000    $148,000     $ 39,000   (a)  $248,000
Inventory valuation
 reserve              $ 420,000    $289,000     $486,000   (b)  $223,000




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