Form 10-Q
period 1997-03-29
CONTINENTAL MATERIALS CORP
filed 1997-05-01
CIK 24104

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                            FORM 10-Q


              (Mark One)

                  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ending March 29, 1997

                               OR

                [  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to ___________

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

                      Yes      X        No

Number of common shares outstanding at April 25, 1997    1,104,221


         THE EXHIBIT FILED WITH THIS REPORT IS ON PAGE 8

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                CONTINENTAL MATERIALS CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEETS
              MARCH 29, 1997 and DECEMBER 28, 1996
                           (Unaudited)
                (000's omitted except share data)

                                            MARCH 29,     DECEMBER 28,
                                               1997           1996
          ASSETS
Current assets:
 Cash and cash equivalents                $     --      $    379
 Receivables, net                           17,641        14,584
 Inventories:
  Finished goods                             9,775         8,696
  Work in process                            1,829         1,800
  Raw materials and supplies                 5,270         4,688
 Prepaid expenses                            2,776         2,687
                                          --------      --------
   Total current assets                     37,291        32,834
                                          --------      --------

Property, plant and equipment, net          18,608        18,818
                                          --------      --------
Other assets:
 Investment in mining partnership              600           600
 Other                                       1,521         1,641
                                          --------      --------
                                          $ 58,020      $ 53,893
                                          ========      ========
          LIABILITIES
Current liabilities:
 Bank loan payable                        $  6,500      $    400
 Current portion of long-term debt           1,500         1,500
 Accounts payable and accrued expenses      12,137        13,863
 Income taxes                                  245           450
                                          --------      --------
   Total current liabilities                20,382        16,213
                                          --------      --------

Long-term debt                               6,500         6,500
                                          --------      --------
Deferred income taxes                        1,830         1,830
                                          --------      --------

          SHAREHOLDERS' EQUITY
Common shares, $0.50 par value; authorized
 3,000,000; issued 1,326,588                   663           663
Capital in excess of par value               3,484         3,484
Retained earnings                           28,131        28,173
Treasury shares, 222,367, at cost           (2,970)       (2,970)
                                          --------      --------
                                            29,308        29,350
                                          --------      --------
                                          $ 58,020      $ 53,893
                                          ========      ========



                     See accompanying notes

                CONTINENTAL MATERIALS CORPORATION
   CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
  FOR THE THREE MONTHS ENDED MARCH 29, 1997 AND MARCH 30, 1996
                           (Unaudited)
            (000's omitted except per share amounts)

                                            MARCH 29,    MARCH 30,
                                               1997         1996
Net sales                                   $  20,905    $  17,852

Costs and expenses:
 Cost of sales (exclusive of depreciation,
  depletion and amortization)                  16,450       13,903
 Depreciation, depletion and amortization         879          661
 Selling and administrative                     3,621        3,168
                                            ---------    ---------
                                               20,950       17,732
                                            ---------    ---------

Operating (loss) income                           (45)         120

Interest                                         (180)        (148)
Equity loss from mining partnership               (28)      (1,007)
Other income, net                                 185          105
                                            ---------    ---------

Loss before income taxes                          (68)        (930)

Credit for income taxes                           (26)        (353)
                                            ---------    ---------

 Net loss                                         (42)        (577)

Retained earnings, beginning of period         28,173       25,818
                                            ---------    ---------

Retained earnings, end of period            $  28,131    $  25,241
                                            =========    =========

Net loss per share                          $    (.04)     $  (.52)
                                            =========    =========
Average shares outstanding                      1,104        1,110
                                            =========    =========









                     See accompanying notes

               CONSOLIDATED MATERIALS CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE THREE MONTHS ENDED MARCH 29, 1997 AND MARCH 30, 1996
                           (Unaudited)
                         (000's omitted)


                                               MARCH 29,   MARCH 30,
                                                 1997         1996

Net cash used by operating activities          $ (5,814)   $ (3,471)

Investing activities:
 Capital expenditures                              (645)       (205)
 Proceeds from sale of property and equipment         8          29
 Investment in mining partnership                   (28)       (257)
                                               --------    --------
Net cash used in investing activities              (665)       (433)
                                               --------    --------
Financing activities:
 Borrowings under revolving credit facility       6,100       3,700
 Payment to acquire treasury stock                   --        (286)
                                               --------    --------
Net cash provided by financing activities         6,100       3,414

Net decrease in cash and cash equivalents          (379)       (490)
Cash and cash equivalents:
 Beginning of period                                379       1,074
                                               --------    --------

 End of period                                 $     --    $    584
                                               ========    ========


Supplemental disclosures of cash flow items:
Cash paid during the three months for:
 Interest                                      $    199    $    139
 Income taxes                                       180           1










                     See accompanying notes

                CONTINENTAL MATERIALS CORPORATION
          SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
    NOTES TO THE QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTER ENDED MARCH 29, 1997
                           (Unaudited)



1.The   unaudited   interim  consolidated  financial   statements
  included herein are prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual financial statements have been omitted. The interim financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of management, the consolidated financial statements include all adjustments (except for the 1996 adjustment discussed in Note 2 below, none of the adjustments were other than normal recurring adjustments) necessary for a fair statement of the results for the interim periods.

2.The  1996  equity  loss  from mining partnership  includes  the
  Company's 30% share of the partnership's operating loss for the period of $379,000 plus a write down in the carrying value of the investment of $628,000. During the first quarter of 1997 the Partners, including the Company, signed a Letter of Intent to sell their interest in ORMP. The agreement is contingent upon, among other matters, the buyer's satisfactory completion of due diligence and financing arrangements.

3.The provision for income taxes is based upon the estimated effective tax rate for the year.

4.During April 1997, the class action suits filed to oppose the now withdrawn offer of the Gidwitz group to take the Company private were dismissed without prejudice. No compensation of any form was paid by the Company to the plaintiffs or their attorneys.

5.Operating  results for the first three months of 1997  are  not necessarily indicative of performance for the entire year. Historically, sales of construction materials are higher in the second and third quarters. Overall, sales of heating and air-conditioning products have not shown strong seasonal fluctuations in recent years although product mix has historically yielded higher gross profit margins in the fourth quarter. (See Note 12 of Notes to Consolidated Financial Statements in the Company's 1996 Annual Report.)

Item 2.  Management's  Discussion  and  Analysis  of  Financial
         Condition and Results of    Operation


   Financial Condition (See pages 2 and 4)

   Operations  for the first three months of 1997 used $5,814,000 in  cash compared to $3,471,000 in 1996.  The greater  use  of
   cash  is  attributable  to  higher  receivable  balances   and
   inventory levels due to increased sales volume.

   The Company estimates that its short-term line of credit (of which $6,500,000 was outstanding at March 29, 1997) will be adequate to meet its cash requirements for the foreseeable future. Historically, the Company's borrowings against the short-term line peak during the second quarter and decline over the remainder of the year.

   Operations  - Comparison of Quarter Ended March  29,  1997  to
   Quarter Ended March 30, 1996 (See page 3)

   Consolidated net sales increased $3,053,000 (17.1%). The increase in the construction materials segment of $2,550,000
   (33.3%) is attributed to a continuing high level of construction activity in Colorado Springs, Colorado and the addition of Transit Mix of Pueblo which was acquired in the last quarter of 1996. The increase in the heating and air-conditioning segment sales of $503,000 (5.0%) was realized by Phoenix Manufacturing Co. and is mainly attributed to several large motor shipments.

   Consolidated cost of sales (exclusive of depreciation and depletion) as a percentage of sales increased to 78.7% from 77.9%. The increase is due to the motor shipments mentioned above which are sold at a lower margin, a change in product mix at Phoenix and the increase in volume in the construction materials segment which has a higher cost of sales as a percentage of sales.

   Depreciation,  depletion and amortization  increased  $218,000
   to   $879,000   due  to  the  Transit  Mix  of  Pueblo   asset
   acquisition in October, 1996.

   Selling and administrative expenses increased $453,000 (14.3%) while declining as a percentage of sales from 17.7% to 17.3%. The dollar increase is mainly attributable to the addition of Transit Mix of Pueblo and the higher sales volume, while the percentage decline is due to the fixed nature of many of the expenses.

   The  1996  equity  loss from mining partnership  includes  the
   Company's 30% share of the partnership's operating loss for the period of $379,000 plus a write down in the carrying value of the investment of $628,000. The 1997 loss of $28,000 reflects the Company's 30% share of ORMP's carrying costs as mining was suspended during the first quarter of 1996. During the first quarter of 1997 the Partners, including the Company, signed a Letter of Intent to sell their interest in ORMP. A definitive agreement is contingent upon, among other matters, the buyer's satisfactory completion of due diligence and financing arrangements.

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

PART II -   Other Information

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits:

            Exhibit 11:  Computation of per share earnings

            Exhibit 27:  Financial data schedule

            (b) Registrant filed no reports on Form 8-K during the quarter ended March 29, 1997.




                            SIGNATURE





Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CONTINENTAL MATERIALS CORPORATION




Date: April 30, 1997          By:/S/ Joseph J. Sum
                                 Joseph J. Sum, Vice President
                                 and Chief Financial Officer