Form 10-Q
period 1997-06-28
CONTINENTAL MATERIALS CORP
filed 1997-08-07
CIK 24104

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


     (Mark One)

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ending June 28, 1997

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
(State or other jurisdiction             (I.R.S. Employer
             of                         Identification No.)
incorporation or organization


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

                      Yes      X        No

Number of common shares outstanding at July 30, 1997     1,104,211

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                CONTINENTAL MATERIALS CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEETS
               JUNE 28, 1997 and DECEMBER 28, 1996
                           (Unaudited)
                (000's omitted except share data)

                                        JUNE 28,    DECEMBER 28,
          ASSETS                          1997          1996
Current assets:
 Cash and cash equivalents              $    686    $    379
 Receivables, net                         20,862      14,584
 Inventories:
  Finished goods                           9,374       8,696
  Work in process                          1,905       1,800
  Raw materials and supplies               5,833       4,688
 Prepaid expenses                          2,603       2,687
   Total current assets                   41,263      32,834

Property, plant and equipment, net        18,456      18,818
Other assets:
 Investment in mining partnership            600         600
 Other                                     1,534       1,641

                                        $ 61,853    $ 53,893

          LIABILITIES
Current liabilities:
 Bank loan payable                      $  6,500    $    400
 Current portion of long-term debt         1,900       1,500
 Accounts payable and accrued expenses    13,343      13,863
 Income taxes                                602         450
   Total current liabilities              22,345      16,213

Long-term debt                             7,350       6,500
Deferred income taxes                      1,830       1,830

          SHAREHOLDERS' EQUITY
Common shares, $0.50 par value;
 authorized 3,000,000; issued 1,326,588      663         663
Capital in excess of par value             3,484       3,484
Retained earnings                         29,151      28,173
Treasury shares, 223,377, at cost        (2,970)      (2,970)
                                          30,328      29,350

                                        $ 61,853    $ 53,893




                     See accompanying notes

                CONTINENTAL MATERIALS CORPORATION
   CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
   FOR THE THREE MONTHS ENDED JUNE 28, 1997 AND JUNE 29, 1996
                           (Unaudited)
            (000's omitted except per share amounts)


                                            JUNE 28,    JUNE 29,
                                              1997        1996

Net sales                                   $ 27,991     $ 27,124

Costs and expenses:
 Cost of sales (exclusive of depreciation,
  depletion and amortization)                 21,623       20,426
 Depreciation, depletion and amortization        876          668
 Selling and administrative                    3,667        3,614
                                              26,166       24,708

Operating income                               1,825        2,416

Interest                                        (309)        (181)
Equity loss from mining partnership              (29)        (138)
Other income, net                                 85          108

Income before income taxes                     1,572        2,205

Provision for income taxes                       552          837

 Net income                                    1,020        1,368

Retained earnings, beginning of period        28,131       25,241

Retained earnings, end of period            $ 29,151     $ 26,609

Net income per share                        $    .92     $   1.24

Average shares outstanding                     1,104        1,104









                     See accompanying notes
                                3

                CONTINENTAL MATERIALS CORPORATION
   CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
    FOR THE SIX MONTHS ENDED JUNE 28, 1997 AND JUNE 29, 1996
                           (Unaudited)
            (000's omitted except per share amounts)


                                            JUNE 28,    JUNE 29,
                                              1997        1996

Net sales                                   $ 48,896    $ 44,976

Costs and expenses:
 Cost of sales (exclusive of depreciation,
  depletion and amortization)                 38,073      34,329
 Depreciation, depletion and amortization      1,755       1,329
 Selling and administrative                    7,288       6,782
                                              47,116      42,440

Operating income                               1,780       2,536

Interest                                        (504)       (329)
Equity loss from mining partnership              (57)     (1,145)
Other income, net                                285         213

Income before income taxes                     1,504       1,275

Provision for income taxes                       526         484

Net income                                       978         791

Retained earnings, beginning of period        28,173      25,818

Retained earnings, end of period            $ 29,151    $ 26,609

Net income per share                        $    .89    $    .71

Average shares outstanding                     1,104       1,107










                     See accompanying notes

                CONTINENTAL MATERIALS CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE SIX MONTHS ENDED JUNE 28, 1997 AND JUNE 29, 1996
                           (Unaudited)
                         (000's omitted)

                                             JUNE 28,    JUNE 29,
                                               1997        1996

Net cash used by operating activities        $(5,648)    $  (713)

Investing activities:
 Capital expenditures                         (1,347)     (1,228)
 Proceeds from sale of property
  and equipment                                    9          56
 Investment in mining partnership                (57)       (395)
Net cash used in investing activities         (1,395)     (1,567)

Financing activities:
 Borrowings under revolving credit facility    6,100       2,900
 Long-term borrowings                          2,000          --
 Repayment of long-term debt                    (750)       (510)
 Payment to acquire treasury stock                --        (286)
Net cash provided by financing activities      7,350       2,104

Net increase (decrease) in cash and
 cash equivalents                                307        (176)
Cash and cash equivalents:
 Beginning of year                               379       1,074

 End of period                               $   686    $    898



Supplemental disclosures of cash flow items:
Cash paid during the six months for:
 Interest                                    $   555    $    348
 Income taxes                                    380           1









                     See accompanying notes
                                5

                CONTINENTAL MATERIALS CORPORATION
          SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
    NOTES TO THE QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTER ENDED JUNE 28, 1997
                           (Unaudited)




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

2.During the quarter, as allowed by the current credit agreement, the Company elected to convert $2,000,000 qualifying capital expenditures purchased with funds from the revolving credit facility to the term loan with a corresponding decrease in the revolving credit facility and a proportional increase in the term-loan amortization.

3.The provision for income taxes is based upon the estimated effective tax rate for the year.

4.Operating results for the first six months of 1997 are not necessarily indicative of performance for the entire year. Historically, sales of construction materials are higher in the second and third quarters. Overall, sales of heating and air-conditioning products have not shown strong seasonal fluctuations in recent years although product mix has historically yielded higher gross profit margins in the fourth quarter. (See Note 12 of Notes to Consolidated Financial Statements in the Company's 1996 Annual Report.)

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operation


  Financial Condition (See pages 2 and 5)

  Operations for the first six months of 1997 used $5,648,000 in cash compared to $713,000 in 1996. The increased use of cash is attributed to higher inventory balances and reduced accrued expense and payables balances. The increase in inventories is the result of a decision by Williams Furnace to carry additional wall furnaces at this time as well an increase in Williams' fan coil business. The Company expects to reduce inventories throughout the second half of the year in line with current sales demand. The decrease in accrued expenses reflects the expected payment of certain 1996 year end accruals while the decrease in accounts payable is the result of timing of payments.

  The Company estimates that its short-term line of credit (of which $6,500,000 was outstanding at June 28, 1997) will be adequate to meet its cash requirements for the foreseeable future. See also the discussion of the credit facility in
  Note 2 of the accompanying Notes to the Quarterly Consolidated Financial Statements. Historically, the Company's borrowings against the short-term line peak during the second quarter and decline over the remainder of the year.


  Operations - Comparison of Quarter Ended June 28, 1997 to
  Quarter Ended June 29, 1996
  (See page 3)

  Consolidated net sales increased $867,000 (3.2%). The construction materials segment reported sales up $1,705,000 (14.3%) due to the acquisition of Transit Mix of Pueblo during the last quarter of 1996 which offset the expected modest decline in the construction market in the Colorado Springs, Colorado area. Unfavorable weather conditions during the height of Phoenix Manufacturing's selling season were mainly responsible for the decline of $837,000 (5.5%) in the heating and air-conditioning segment. Williams Furnace showed improved sales volume attributable to the fan coil product line, however, this growth was not significant enough to offset the decline in this segment's other product offerings.

  Consolidated cost of sales (exclusive of depreciation, depletion and amortization) as a percentage of sales increased from 75.3% to 77.2% as a result of increased volume in the traditionally lower margin construction materials segment and a change in product mix in the heating and air-conditioning segment.

  Depreciation, depletion and amortization increased $208,000
  (31.1%) mainly due to the acquisition of Transit Mix of Pueblo in the last quarter of 1996.

  Operations - Comparison of Six Months Ended June 28, 1997 to
  Six Months June 29, 1996(See page 4)

  Net sales rose $3,920,000 (8.7%). The increase in the construction materials segment, $4,255,000 (21.7%) and the decrease in the heating and air-conditioning segment $334,000
  (1.3%), were due to the reasons noted above.

  Consolidated cost of sales (exclusive of depreciation, depletion and amortization) as a percentage of sales increased from 76.3% to 77.9% due to reasons noted above.

  Depreciation, depletion and amortization increased $426,000
  (32.1%) due to the reason noted above.

  The prior year equity loss from mining partnership includes a first quarter write-down in the carrying value of the investment of $628,000.

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


   Item 4.  Submission of Matters to a Vote of Security Holders

        (a) The annual meeting of the stockholders of the Company was held on May 28, 1997.

        (b) At that meeting, three individuals, two of whom are current directors, were nominated and elected to serve until the 2000 Annual Meeting by the following votes:


              Director         Shares       Shares        Shares
                                 For        Against      Withheld
          Thomas H. Carmody    992,452        --          6,377
          Ronald J. Gidwitz    984,222        --          14,607
          Darrell M. Trent     992,452        --          6,377

             There were no broker non votes.

             The following directors' terms of office continued after the meeting until the Annual Meetings of the years as noted:

                   Directors           Expiration
                                         of Term
            Betsy R. Gidwitz              1998
            James G. Gidwitz              1998
            Joseph J. Sum                 1998
            Ralph W. Gidwitz              1999
            William G. Shoemaker          1999
            Theodore R. Tetzlaff          1999

        (c) In addition to the above election, the independent auditing firm of Coopers & Lybrand L.L.P. was appointed by the following vote:


               For          Against        Abstain
             992,030         2,742          4,057


             There were no broker non votes.


        (d)  No other matters were submitted for vote.


   Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits:

             Exhibit 11:  Computation of per share earnings

             Exhibit 27:  Financial data schedule

        (b) Registrant filed no reports on Form 8-K during the quarter ended June 28, 1997.

                            SIGNATURE





Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      CONTINENTAL MATERIALS CORPORATION




Date:   July 31, 1997      By:  /S/ Joseph J. Sum
                                Joseph J. Sum, Vice President
                                and Chief Financial Officer