Form 10-Q
period 1997-09-27
CONTINENTAL MATERIALS CORP
filed 1997-10-30
CIK 24104

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


     (Mark One)

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ending September 27, 1997

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

                      Yes      X        No

Number of common shares outstanding at October 24, 1997  1,103,211

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                CONTINENTAL MATERIALS CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEETS
            SEPTEMBER 27, 1997 and DECEMBER 28, 1996
                           (Unaudited)
                (000's omitted except share data)

                                       SEPTEMBER 27,     DECEMBER 28,
          ASSETS                           1997              1996
Current assets:
 Cash and cash equivalents             $    842          $    379
 Receivables, net                        17,427            14,584
 Inventories:
  Finished goods                          8,101             8,696
  Work in process                         1,755             1,800
  Raw materials and supplies              5,296             4,688
 Prepaid expenses                         2,713             2,687
   Total current assets                  36,134            32,834

Property, plant and equipment, net       18,412            18,818
Other assets:
 Investment in mining partnership           600               600
 Other                                    1,875             1,641
                                       $ 57,021          $ 53,893

          LIABILITIES
Current liabilities:
 Bank loan payable                     $  1,000          $    400
 Current portion of long-term debt        1,900             1,500
 Accounts payable and accrued expenses   12,749            13,863
 Income taxes                               711               450
   Total current liabilities             16,360            16,213

Long-term debt                            7,350             6,500
Deferred income taxes                     1,830             1,830

          SHAREHOLDERS' EQUITY
Common shares, $0.50 par value;
 authorized 3,000,000; issued 1,326,588     663               663
Capital in excess of par value            3,484             3,484
Retained earnings                        30,304            28,173
Treasury shares, 223,377, at cost        (2,970)           (2,970)
                                         31,481            29,350

                                       $ 57,021          $ 53,893




                     See accompanying notes

                  CONTINENTAL MATERIALS CORPORATION
    CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
FOR THE THREE MONTHS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28,1996
                           (Unaudited)
            (000's omitted except per share amounts)


                                            SEPTEMBER 27,     SEPTEMBER 28,
                                               1997              1996

Net sales                                   $ 25,612          $ 21,718

Costs and expenses:
 Cost of sales (exclusive of depreciation,
  depletion and amortization)                 19,677            16,058
 Depreciation, depletion and amortization        881               666
 Selling and administrative                    3,214             3,142
                                              23,772            19,866

Operating income                               1,840             1,852

Interest                                        (244)             (112)
Equity loss from mining partnership              (30)             (350)
Other income                                     209               124

Income before income taxes                     1,775             1,514

Provision for income taxes                       622               464

Net income                                     1,153             1,050

Retained earnings, beginning of period        29,151            26,609
Retained earnings, end of period            $ 30,304          $ 27,659

Net income per share                        $   1.05          $    .95

Average shares outstanding                     1,103             1,103











                     See accompanying notes
                                3

                  CONTINENTAL MATERIALS CORPORATION
    CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
FOR THE NINE MONTHS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996
                           (Unaudited)
              (000's omitted except per share amounts)



                                             SEPTEMBER 27,   SEPTEMBER 28,
                                                 1997            1996

Net sales                                    $ 74,508        $ 66,694

Costs and expenses:
 Cost of sales (exclusive of depreciation,
  depletion and amortization)                  57,749          50,387
 Depreciation, depletion and amortization       2,636           1,995
 Selling and administrative                    10,503           9,924
                                               70,888          62,306

Operating income                                3,620           4,388

Interest                                         (748)           (441)
Equity loss from mining partnership               (87)         (1,495)
Other income                                      494             337

Income before income taxes                      3,279           2,789

Provision for income taxes                      1,148             948

Net income                                      2,131           1,841

Retained earnings, beginning of period         28,173          25,818
Retained earnings, end of period             $ 30,304        $ 27,659

Net income per share                         $   1.93        $   1.66

Average shares outstanding                      1,103           1,106










                     See accompanying notes
                                4

                CONTINENTAL MATERIALS CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996
                           (Unaudited)
                         (000's omitted)




                                               SEPTEMBER 27,    SEPTEMBER 28,
                                                  1997             1996
Net cash provided by operating activities      $    848         $  3,878

Investing activities:
 Capital expenditures                            (2,157)          (2,073)
 Proceeds from sale of property and equipment         9               63
 Investment in mining partnership                   (87)            (745)
Net cash used in investing activities            (2,235)          (2,755)

Financing activities:
 Borrowings (repayments) under revolving
  credit facility                                   600           (1,400)
 Long-term borrowings                             2,000               --
 Repayment of long-term debt                       (750)            (511)
 Payment to acquire treasury stock                   --             (286)
Net cash provided (used) by financing activities  1,850           (2,197)

Net increase (decrease) in cash and
 cash equivalents                                   463           (1,074)
Cash and cash equivalents:
 Beginning of year                                  379            1,074

 End of period                                 $    842         $     --



Supplemental disclosures of cash flow items:
Cash paid during the nine months for:
 Interest                                      $    834         $    500
 Income taxes                                       893              490










                     See accompanying notes
                                5

                CONTINENTAL MATERIALS CORPORATION
          SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
    NOTES TO THE QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS
                QUARTER ENDED SEPTEMBER 27, 1997
                           (Unaudited)




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

2.During the second quarter, as allowed by the current credit agreement, the Company elected to convert $2,000,000 of qualifying capital expenditures purchased with funds from the revolving credit facility to the term loan with a corresponding decrease in the revolving credit facility and a proportional increase in the term-loan amortization.

3.The provision for income taxes is based upon the estimated effective tax rate for the year.

4.Operating results for the first nine months of 1997 are not necessarily indicative of performance for the entire year. Historically, sales of construction materials are higher in the second and third quarters. Overall, sales of heating and air-conditioning products have not shown strong seasonal fluctuations in recent years although product mix has historically yielded higher gross profit margins in the fourth quarter. (See Note 12 of Notes to Consolidated Financial Statements in the Company's 1996 Annual Report.)

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operation


  Financial Condition (See pages 2 and 5)

  Operations for the first nine months of 1997 provided $848,000 in cash compared to $3,878,000 in 1996. The decrease in cash provided is attributed to higher receivable balances and reduced accrued expense and payables balances. The increase in receivables is the result of higher sales volume in the construction materials segment as well as an earlier preseason program initiated by Phoenix Manufacturing. The decrease in accrued expenses is the result of timing of payments.

  The Company estimates that its short-term line of credit (of which $1,000,000 was outstanding at September 27, 1997) will be adequate to meet its cash requirements for the foreseeable future. See also the discussion of the line of credit in Note 2 of the accompanying Notes to the Quarterly Consolidated Financial Statements. Historically, the Company's borrowings against the short-term line peak during the second quarter and decline over the remainder of the year.


  Operations - Comparison of Quarter Ended September 27, 1997 to
  Quarter Ended September 28, 1996 (See page 3)

  Consolidated net sales increased $3,894,000 (17.9%) as the construction materials segment showed strong growth. Sales of this segment were up $3,893,000 (34.9%) due to the acquisition of Transit Mix of Pueblo during the last quarter of 1996 and continued strength in construction activity in the Colorado Springs, Colorado area. The heating and air-conditioning segment sales activity was in line with the prior year.

  Consolidated cost of sales (exclusive of depreciation and depletion) as a percentage of sales increased from 73.9% to 76.8% attributed mainly to product mix in the heating and air-conditioning segment.

  Depreciation, depletion and amortization increased $215,000
  (32.2%) mainly due to the acquisition of Transit Mix of Pueblo in the last quarter of 1996.

  Selling and administrative expenses increased slightly while declining as a percentage of sales from 14.5% to 12.5%. The dollar increase is due to higher sales levels while the decline in percentage is due to the fixed nature of many of the costs.

  Equity loss from mining partnership was reduced by $320,000.
  Production at the mine was halted in February 1996 and only carrying costs remain. The partners continue their efforts to sell the project.

  During 1996, the Financial Accounting Standards Board (FASB) issued a new pronouncement, Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per share," which is relevant to the Company's operations. The statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The Company intends to adopt SFAS No. 128 at year end 1997. Its effect is not expected to be material to earnings per share.

  The FASB also issued pronouncements, SFAS No. 130, "Reporting comprehensive income," and SFAS No. 131, "Disclosures about segments of an enterprise and related information" which are relevant to the Company's operations. These statements are effective for fiscal years beginning after December 15, 1997. The Company has not yet fully evaluated these pronouncements but does not believe their effect will be material.

  Operations - Comparison of Nine Months Ended September 27,
  1997 to Nine Months Ended September 28, 1996 (See page 4)

  Net sales increased $7,814,000 (11.7%) as sales in the construction materials segment rose $8,148,000 (26.5%) due to the reasons noted above. Unfavorable weather conditions during the height of Phoenix Manufacturing's selling season were mainly responsible for the decline in the heating and air-conditioning segment.

  Consolidated cost of sales (exclusive of depreciation and depletion) as a percentage of sales increased from 75.5% to 77.5% attributable to the events described above.

  Depreciation, depletion and amortization increased $641,000
  (32.1%) due to the reason noted above.

  Selling and administrative expenses increased $579,000 (5.8%) while the percentage of sales declined from 14.9% to 14.1%. The dollar increase is attributable to the higher sales volume while the percentage decline is due to the fixed nature of many of the expenses.

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

   PART II -  Other Information



   Item 6.  Exhibits and Reports on Form 8-K

            (a)  Exhibits:

                 Exhibit 11:  Computation of per share earnings

                 Exhibit 27:  Financial data schedule

            (b) Registrant filed no reports on Form 8-K during the quarter ended September 27, 1997




                            SIGNATURE





Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      CONTINENTAL MATERIALS CORPORATION




Date:    October 24, 1997      By:  /S/ Joseph J. Sum
                                    Joseph J. Sum, Vice President
                                    and Chief Financial Officer