Form 10-K
period 1998-01-03
CONTINENTAL MATERIALS CORP
filed 1998-03-31
CIK 24104

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K
(Mark One)

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended January 3, 1998

                               OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                   to

          Commission file number 1-3834

                Continental Materials Corporation
     (Exact name of registrant as specified in its charter)

        Delaware                                  36-2274391
(State or other jurisdiction      (I.R.S. Employer Identification No.)
of incorporation or organization)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-
K or any amendment to this Form 10-K.  [   ]

     The aggregate market value (based on March 20, 1998 closing price) of voting stock held by non-affiliates of registrant: Approximately $17,897,000.

     Number of common shares outstanding at March 20, 1998: 1,076,365.

     Incorporation by reference: Portions of registrant's definitive proxy statement for the 1998 Annual meeting of stockholders to be held on May 29, 1998 into Part III of this Form 10-K. (The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.)

     Index to Exhibits: on page 27 hereof.

NOTE:   References to a "Note" are to the Notes to Consolidated Financial
Statements which are included on pages 16 through 24 of this Annual Report on Form 10-K.



                                  PART I


Item 1.   BUSINESS


There have been no significant changes in the business during the past five years other than the purchase of substantially all of the assets of Valco, Inc.'s (Valco) ready-mix concrete and aggregates operation in Pueblo, Colorado on October 21, 1996. The Company formed a new subsidiary, Transit Mix of Pueblo, Inc. to hold and operate these acquired assets.

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

The Construction Materials segment is involved in the production and sale of ready mix concrete, construction aggregates and other building materials.

In addition to the above operating segments, a General Corporate and Other classification is utilized covering the general expenses of the corporate office which provides treasury, insurance and tax services as well as strategic business planning and general management services.

The Company has a 30% interest in Oracle Ridge Mining Partners (ORMP). ORMP is a general partnership which owns a copper mine near Tucson, Arizona. The Company is not the managing partner of ORMP and thus its operations are accounted for on the equity method with the Company's share of ORMP's operations presented in the other income and expense section of the Company's operating statements. See Note 4 on page 19 for further discussion of the Company's accounting for and valuation of ORMP.

Financial information relating to industry segments appears in Note 13 on pages 23 and 24 of this Form 10-K.

MARKETING, SALES AND SUPPORT


Marketing

The Heating and Air Conditioning segment markets its products throughout the United States through plumbing, heating and air conditioning wholesale distributors as well as direct to some major retail home-centers and other retail outlets. Phoenix and Williams utilize independent manufacturers' representatives. Both companies also employ a small staff of sales and sales support personnel. Sales in this segment are predominantly in the United States and are concentrated in the Western and Southwestern states. Sales of Williams' furnaces usually increase in the months of September through January while sales of the fan coil product line are more evenly distributed throughout the year with some decline in the latter part of the year. Sales of Phoenix's evaporative coolers usually increase in the months of February through June. In order to sell wall furnaces and evaporative coolers during the off season, Williams and Phoenix offer extended payment terms (dating) to their customers.

The Construction Materials segment markets its products primarily through its own direct sales representatives and confines its sales to the Front Range area in southern Colorado. Sales are made to general and sub-contractors, government entities and individuals. The businesses are affected by the general economic conditions in the areas serviced (as it relates to construction) and weather conditions. Revenues usually decline in the winter months as the pace of construction slows.

During 1997, no customer accounted for 10% or more of the total sales of the Company.


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

BACKLOG


At January 3, 1998, Williams' order backlog was approximately $1,300,000 ($900,000 at December 28, 1996) the majority of which represented orders for fan coils and furnaces.

At January 3, 1998, Phoenix had a backlog of approximately $1,500,000 ($2,000,000 at December 28, 1996) representing primarily preseason cooler orders.

The above backlogs are all related to the heating and air conditioning segment and are expected to be filled during the first quarter of 1998.

At January 3, 1998, Transit Mix and Castle had a backlog of approximately $2,200,000 ($2,000,000 at December 28, 1996) primarily relating to construction contracts awarded and expected to be filled during the first half of 1998.

Management does not believe that any of the above backlogs represent a trend but rather are indicative only of the timing of orders received or contracts awarded.

Research and Development/Patents

In general, the companies rely upon, and intend to continue to rely upon, unpatented proprietary technology and information. However, research and development activities in the Heating and Air Conditioning segment have resulted in a patent related to Phoenix' Power Cleaning System for the evaporative coolers and patent applications on the configuration of the heat exchanger for Williams' furnaces which has increased efficiency above that previously offered by the industry. The amounts expended on research and development are not material and are expensed as incurred. The Company believes its interests in its patent applications, as well as its proprietary knowledge, are sufficient for its businesses as currently conducted.


Manufacturing

The Company conducts its manufacturing operations through a number of facilities as more completely described in Item 2, Properties, below.

Due to the seasonality of its businesses, Williams and Phoenix build inventory during their off seasons in order to have adequate wall furnace and evaporative cooler inventory to sell during the season.

In general, raw materials required by the Company can be obtained from various sources in the quantities desired. The Construction Materials companies have historically purchased most of their cement requirements from a single supplier. These companies experienced some difficulty in obtaining cement during the latter half of 1997 but were able to purchase sufficient quantities from non-traditional sources, which will remain available in the future. The Company has no long-term supply contracts and does not consider itself dependent on any individual supplier.

In connection with permits to mine properties in Colorado, the Company is obligated to reclaim the mined areas. In recent years, reclamation costs have had a more significant effect on the results of operations compared to prior years. We expect that the current level of reclamation expense will continue.


Competitive Conditions

Heating and Air Conditioning - Williams is one of five principal companies producing wall furnaces (excluding units sold to the recreational vehicle industry). The wall furnace market is only a small component of the heating industry. Williams' covers its market area from its plant in Colton, California and a warehouse in Ohio. The sales force consists of Williams' sales personnel and manufacturers' representatives. The entire heating industry is dominated by manufacturers (most of which are substantially larger than the Company) selling diversified lines of heating and air conditioning units directed primarily toward central heating and cooling systems.

Williams also manufactures a line of gas fired console heaters.
Distribution is similar to wall furnaces with the principal market areas in the South and Southeast. There are six other manufacturers, none of whom is believed to have a dominant share of the market.

Williams is also a producer of fan coils. Fan coil sales are usually obtained through a competitive bidding process. International Environmental Corp., a subsidiary of LSB Industries, Inc., a manufacturer of a diversified line of commercial and industrial products dominates this market. There are also a number of other companies that produce fan coils. All of the producers compete on the basis of price and timeliness of delivery.
                                     4

Phoenix produces evaporative air coolers. This market is dominated by Adobe Air. The other principal competitor is Champion/Essick. All producers of evaporative air coolers compete aggressively on the basis of price, service and product features.

Construction Materials - Transit Mix is one of three companies producing ready mix concrete in the Colorado Springs area. Transit Mix of Pueblo is one of two companies producing ready mix concrete in the Pueblo area. Although Transit Mix and Transit Mix of Pueblo hold a significant share of the markets served, the other competitors compete aggressively on the basis of price, service and product features.

Transit Mix is one of five producers of aggregates in the marketing area served by Transit Mix, Transit Mix of Pueblo and Castle who compete aggressively on the basis of price, quality of material and service.

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


Employees

The Company employed 685 people as of January 3, 1998. Employment varies throughout the year due to the seasonal nature of sales and thus to a lesser extent, production. A breakdown of the prior three years employment at year-end by segment was:

                                           1997     1996    1995
     Heating and Air Conditioning          367      428     421
     Construction Materials                307      309     215
     Corporate Office                       11       11      13

     Total                                 685      748     649

The factory employees at the Colton, California plant are represented by the Amalgamated Industrial Workers Union under a contract that expired in June 1997. Negotiations are ongoing. Certain drivers, laborers and mechanics at the Colorado Springs and the Pueblo facilities are represented by the Western Conference of Teamsters under contracts, which expired in December 1997 and February 1998, respectively. Negotiations on these contracts are also ongoing.

The Company considers relations with its employees and with its unions to be good.


Item 2.    PROPERTIES

The heating and air conditioning segment operates out of one owned (Colton, California) and one leased (Phoenix, Arizona) facility. Both manufacturing facilities utilized by this segment are, in the opinion of management, in good condition and sufficient for the Company's current needs. Productive capacity exists at the locations such that the Company could exceed the highest volumes achieved in prior years or expected in the foreseeable future and maintain timely delivery.
                                     5

The construction materials segment operates out of three owned facilities in Colorado Springs, Colorado and two-owned facilities in Pueblo, Colorado. Additionally, this segment owns six mining properties in five counties in the vicinity of Colorado Springs and Pueblo, Colorado. In the opinion of management, these six properties contain permitted and minable reserves sufficient to service sand, rock and gravel requirements for the foreseeable future.

The corporate office operates out of leased facilities in Chicago, Illinois.


Item 3.   LEGAL PROCEEDINGS

See Management Discussion and Analysis of Financial Condition and Results of Operations on pages 8 through 11 and Note 6 on page 20 of this Annual Report on Form 10-K.


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1997.


                                  PART II


Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

Continental Materials Corporation shares are traded on the American Stock
Exchange under the symbol CUO.  Market prices for the past two fiscal years are:
                                     High       Low
           1997    Fourth Quarter    28         25 11/16
                   Third Quarter     24         20 7/8
                   Second Quarter    22 1/4     19 3/4
                   First Quarter     23 5/8     19 1/8


           1996    Fourth Quarter    21 3/8     16 3/4
                   Third Quarter     19         13 1/2
                   Second Quarter    16         14
                   First Quarter     14 5/8     12


At January 3, 1998, the Company had approximately 3,000 shareholders of record.

The Company has never paid a dividend. The Company's policy is to reinvest earnings from operations, and the Company expects to follow this policy for the foreseeable future.

Selected Financial Data
(Amounts in thousands, except per share amounts)


                              1997       1996      1995        1994        1993
SUMMARY OF OPERATIONS
Net sales from continuing
operations                    $98,038    $91,414    $75,560     $75,294    $62,495
Earnings from continuing
operations before interest,
 taxes, depreciation
 and amortization (EBITDA)      9,224      6,703      3,396       5,899      4,218
Net income from continuing
 operations                     3,110      2,355        681       1,849      1,187
Net (loss) income from
discontinued operation             --         --         --        (464)       188
Extraordinary item, net            --         --         --          --     (1,335)
Net income                    $ 3,110    $ 2,355    $   681     $ 1,385    $    40


PER SHARE DATA
Basic EPS:
Continuing operations         $  2.83    $  2.13    $   .60     $  1.62    $  1.02
Discontinued operation             --         --         --        (.41)       .16
Extraordinary item                 --         --         --          --      (1.15)
Net income                    $  2.83    $  2.13    $   .60     $  1.21    $   .03
Average shares outstanding
during year                     1,100      1,105      1,135       1,140      1,164

Diluted EPS:
Continuing operations         $  2.78    $  2.11    $   .60     $  1.62    $  1.02
Discontinued operation             --         --         --        (.41)       .16
Extraordinary item                 --         --         --          --      (1.15)
Net income                    $  2.78    $  2.11    $   .60     $  1.21    $   .03
Average shares outstanding
during year                     1,120      1,114      1,135       1,140      1,164


FINANCIAL CONDITION
Current ratio                   2.4:1      2.1:1      2.0:1       2.0:1      2.2:1
Total assets                  $54,355    $53,550    $47,223     $48,162    $45,424
Long-term debt, including
current portion                 8,300      8,000      4,011       4,923      6,819
Shareholders' equity           31,858     29,350     27,281      26,789     25,404
Long-term debt to net worth       .26        .27        .15         .18        .27
Book value per share          $ 28.96    $ 26.56    $ 24.04     $ 23.50    $ 22.28


CASH FLOWS
Net cash provided by (used in):
 Operating activities         $ 6,086    $ 6,676    $   848     $ 7,191    $ 2,727
 Investing activities          (4,239)    (9,174)    (3,751)     (1,884)     6,628
 Financing activities            (702)     1,803      1,199      (3,596)    (9,914)
Net increase (decrease) in
cash and cash equivalents     $ 1,145     $ (695)   $(1,704)    $ 1,711    $  (559)



Management's Discussion and Analysis of
Financial Condition and Results of Operations
(References to a "Note" are to Notes to Consolidated Financial Statements)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES




Cash and cash equivalents increased to $1,524,000 at year-end compared to $379,000 in the prior year. Operations in 1997 provided $6,086,000 of cash compared to $6,676,000 in 1996 and the $848,000 generated in 1995. The decrease in net cash generated by operating activities in 1997 was primarily due to a decrease in accounts payable. The increase in 1996 from the 1995 level was mainly due to improved sales volume and the related increase in accounts payable and accrued expenses.

The Company made payments to settle product liability claims totaling $1,000,000 and $250,000 in 1996 and 1995, respectively related to Imeco, Inc., a subsidiary sold in 1993. There are no known product liability claims remaining related to Imeco for which the company would be liable.

Net cash used in investing activities was $4,239,000 in 1997, $9,174,000 in 1996, and $3,751,000 in 1995. Capital expenditures for 1997, 1996 and 1995, exclusive of the purchase of certain assets of Valco, were $4,194,000, $3,222,000, and $3,417,000, respectively. The capital expenditures were principally to support the continuing strong business demand that has been experienced by the companies in the construction materials segment. During 1996, the Company acquired substantially all of the assets of Valco's ready-mix concrete and aggregates operation in Pueblo, Colorado for a cash purchase price of $5,148,000 net of $163,000 of accrued liabilities assumed. Concurrent with this purchase, the Company entered into a long-term operating lease to mine aggregates from properties in Pueblo owned by Valco. The lease calls for the Company to pay a production royalty based upon the tons of aggregate mined up to an agreed upon total tonnage, with a minimum annual royalty payment of $300,000.
Both the production and minimum royalty are subject to annual inflation adjustments. Transit Mix of Pueblo, Inc. holds and operates the acquired assets. There were no significant commitments for capital expenditures at the end of 1997.

Budgeted capital expenditures for 1998 are approximately $4,268,000 (primarily routine replacements and upgrades), $449,000 more than planned depreciation. The 1998 expenditures will be funded from internal sources, available borrowing or leasing capacity.

Cash invested in ORMP during 1997, 1996 and 1995 was $107,000, $868,000 and $883,000, respectively.

During 1997, cash of $702,000 was used in financing activities. The Company converted $2,000,000 from the revolving credit facility to term debt to fund certain capital expenditures. Scheduled long-term debt repayments of $1,700,000 were made during the year and the $400,000 balance outstanding on the revolving line of credit at the end of 1996, was repaid. Cash of $602,000 was used to acquire 22,810 shares of treasury stock. During 1996, financing activities provided cash of $1,803,000. The Company made scheduled long-term debt repayments of $1,011,000 and reduced the revolving line of credit by $1,900,000. Cash of $286,000 was used to acquire 20,700 shares of treasury stock. Additional long-term debt borrowings of $5,000,000 were utilized to finance the acquisition of the Pueblo operation. During 1995, financing activities provided cash of $1,199,000. The net long-term debt repayment of $912,000 offset borrowings of $2,300,000 against the short-term line of credit. Cash of $189,000 was used to acquire 15,357 shares of treasury stock.

The Company maintains a credit agreement with two banks. The agreement as amended in October 1996 provides for a term loan of $8,300,000 and a revolving credit facility of $11,500,000 for funding of seasonal sales programs at Williams Furnace Co. and Phoenix Manufacturing, Inc. The line is also used for stand-by letters of credit to insurance carriers in support of self-insured amounts under the Company's insurance program. All borrowings under the new agreement are unsecured and bear interest at prime or an adjusted LIBOR rate.

The Company anticipates the primary source of cash flow in 1998 to be from its operating subsidiaries. This anticipated cash flow, supplemented by the line of credit, will be sufficient to cover normal and expected future cash needs, including servicing debt and planned capital expenditures.

The Company purchases insurance coverage for property loss, workers' compensation, general, product and automobile liability maintaining certain levels of retained risk (self-insured portion). Provisions for claims under the self-insured portion of the policies are recorded in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies." The accrual for workers' compensation, automobile liability and product liability claims covers occurrences through January 3, 1998. There were no unasserted claims as of January 3, 1998 that required a reserve or disclosure in accordance with SFAS NO. 5.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." The Company has not determined the effect of the adoption of these pronouncements but does not expect that these pronouncements will have a material impact on future earnings.

During 1997, the Company performed a review of the computer systems currently utilized by the Company and its subsidiaries. In order to address various operating problems that were being experienced at each location, the Company has concluded that a new system or systems are necessary. All systems being considered are year 2000 compliant. The Company expects that implementation of the new system will begin during the second quarter of 1998 and projects completion by mid 1999. It is anticipated the schedule allows sufficient time for testing. The Company has not yet determined whether third parties with whom the Company maintains relationships, such as vendors and suppliers, will have implemented corrective actions to their systems. If such modifications and conversions are not completed timely, the year 2000 problem may have a material impact on the operations of the Company. Management has not yet assessed the expense and related potential effect of this project on the Company's future earnings.

OPERATIONS
1997 vs. 1996


Consolidated net sales increased $6,624,000 or 7% to $98,038,000. The net sales of the construction materials segment rose $8,030,000 while the net sales of the heating and air-conditioning segment declined $1,406,000 compared to the previous year. The increase in the construction materials segment was due to the October 1996 acquisition of the Pueblo, Colorado operation. Sales at Williams Furnace Co. rose due to increased fan coil sales. The sales decline at Phoenix Manufacturing, Inc. was in large part related to unfavorable weather conditions last summer.

The Company experienced a high level of price competition at all of its subsidiaries, which the Company expects to continue into 1998. During 1997, inflation was not a significant factor at any of the operations.

Cost of sales (exclusive of depreciation and depletion) remained relatively constant at 76%. Cost of sales were decreased by approximately $225,000 during 1997 and $140,000 during 1996 due to liquidation of LIFO inventory layers carried at costs that were lower than the costs of current purchases.

Depreciation, depletion and amortization increased from $2,614,000 to $3,493,000 due to the Pueblo asset acquisition and increased capital expenditures in recent years.

Selling and administrative expenses declined $32,000. As a percentage of sales, selling and administrative expense declined from 16% to 15%. The decrease is primarily due to the increase in sales occurring in the construction materials segment where these expenses are more fixed.

The relatively constant operating income, despite the increase in sales, is due to the additional depreciation expense as a result of the Pueblo asset acquisition and a slight change in product mix.

The increase in interest expense of $337,000 is the result of the additional debt incurred to purchase the Pueblo assets.

The Company recorded an equity loss of $287,000 related to its investment in Oracle Ridge Mining Partners. Production at the mine was halted in February 1996. The partners continue their efforts to sell the project.

The Company's 1997 effective income tax rate on income (35.3%) reflects federal and state statutory rates adjusted for non-deductible and other tax items. See Note 11.

OPERATIONS
1996 vs. 1995


Consolidated net sales increased $15,854,000 (21%). The net sales of the construction materials segment rose $10,813,000 while the net sales of the heating and air-conditioning segment improved by $5,041,000. A surge in the already strong construction market in the Colorado Springs, Colorado area accounted for most of the $10,813,000 (34%) increase in the construction materials segment while the addition of operations in Pueblo, Colorado since October 22, 1996, accounted for $1,399,000 of the increase. The $5,041,000 (11%) increase in the heating and air-conditioning segment was the result of new customers as well as dry hot weather in the areas serviced by Phoenix Manufacturing combined with improved furnace and fan coil sales at Williams Furnace.

The Company experienced a high level of price competition at all of its subsidiaries. During 1996, inflation was not a significant factor at any of the operations.

Cost of sales (exclusive of depreciation, depletion and amortization) declined from 77% to 75% as a result of increased sales and production combined with cost savings at all locations.

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

The Company recorded a loss of $1,768,000 related to its investment in ORMP. This amount is comprised of a loss of $988,000 largely due to the curtailment of operations and a write down of $780,000 to management's best estimate of net realizable value, $600,000, as of December 28, 1996. On January 29, 1997, the ORMP partners, including the Company, signed a Letter of Intent to sell their interest in ORMP. A definitive agreement to sell is contingent upon, among other matters, the buyer's satisfactory completion of due diligence and financing arrangements.

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

Various statements made within this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K constitute "forward looking statements" for purposes of the Securities and Exchange Commission's "safe harbor" provisions under the Private Securities Litigation Reform Act of 1995 and Rule 3b-6 under Securities and Exchange Act of 1934, as amended. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. There can be no assurance that actual results will not differ from the Company's expectations.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                         PAGE

Financial Statements and Schedule of Continental
Materials Corporation and report thereon:

 Consolidated statements of operations and
  retained earnings for fiscal years
  1997, 1996 and 1995                                      13

 Consolidated statements of cash flows
  for fiscal years ended 1997, 1996 and 1995               14

 Consolidated balance sheets at January 3, 1998
  and December 28, 1996                                    15

 Notes to consolidated financial statements              16-24

 Report of Independent Accountants                         25

Continental Materials Corporation Consolidated Statements of Operations and
Retained Earnings
For Fiscal Years 1997, 1996 and 1995
(Amounts in thousands, except per share data)


                                               1997          1996        1995
 NET SALES                                 $  98,038    $  91,414    $  75,560

 COSTS AND EXPENSES
 Cost of sales (exclusive of depreciation,
  depletion and amortization)                 74,524       68,740       58,497
 Depreciation, depletion and amortization      3,493        2,614        2,278
 Selling and administrative                   14,451       14,483       12,779

 Operating income                              5,570        5,577        2,006

 Interest expense                               (921)        (584)        (812)
 Equity loss from mining partnership            (287)      (1,768)        (922)
 Other income, net                               448          280          634

 Income before income taxes                    4,810        3,505          906
 Income tax provision                          1,700        1,150        225
 Net income                                    3,110        2,355        681
 Retained earnings, beginning of year         28,173       25,818       25,137
 Retained earnings, end of year            $  31,28     $  28,173    $  25,818

 Basic earnings per share                  $    2.83    $    2.13    $     .60
  Average shares outstanding               1,100,000    1,105,000    1,135,000
 Diluted earnings per share                $    2.78    $    2.11    $     .60
  Average shares outstanding               1,120,000    1,114,000    1,135,000




The accompanying notes are an integral part of the financial statements.

Continental Materials Corporation Consolidated Statements of Cash Flows
For Fiscal Years 1997, 1996, and 1995
(Amounts in thousands)


                                                  1997       1996       1995
Operating activities:
 Net income                                        $3,110    $2,355     $  681
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation, depletion and amortization          3,493     2,614      2,278
  Deferred income tax provision (benefit)             141      (332)      (282)
  Provision for doubtful accounts                     264       179         60
  Gain on disposition of property and equipment       (26)      (59)      (459)
  Equity loss from mining partnership                 287     1,768        922
 Changes in operating assets and liabilities, net
   of effect of purchase of assets of Valco, Inc.:
  Receivables                                         437    (1,688)      (842)
  Inventories                                         891      (191)     1,840
  Prepaid expenses                                     (9)     (476)         8
  Income taxes                                       (229)      420         21
  Accounts payable and accrued expenses            (1,818)    2,396     (3,417)
  Other                                              (455)     (310)        38
Net cash provided by operating activities           6,086     6,676        848
Investing activities:
  Purchase of assets of Valco, Inc.                    --    (5,148)        --
  Capital expenditures                             (4,194)   (3,222)    (3,417)
  Investment in mining partnership                   (107)     (868)      (883)
  Proceeds from sale of property and equipment         62        64        549
Net cash used in investing activities              (4,239)   (9,174)    (3,751)
Financing activities:
  (Repayment) borrowings under revolving credit
      facility                                       (400)   (1,900)     2,300
  Long-term borrowings                              2,000     5,000        500
  Repayment of long-term debt                      (1,700)   (1,011)    (1,412)
  Payments to acquire treasury stock                 (602)     (286)      (189)
Net cash (used in) provided by financing activities  (702)     1,803     1,199
Net increase (decrease) in cash and cash
  equivalents                                       1,145       (695)   (1,704)
Cash and cash equivalents:
  Beginning of year                                   379      1,074     2,778
  End of year                                      $1,524     $  379    $1,074

Supplemental disclosures of cash flow items:
Cash paid during the year for:
  Interest                                         $  973     $  520    $  812
  Income taxes                                      1,793      1,075       500

Supplemental Schedule of non-cash investing and financing activities:
A portion of the 1995 proceeds from sale of property and equipment was in the form of a note receivable valued at $162.


The accompanying notes are an integral part of the financial statements.

Continental Materials Corporation
Consolidated Balance Sheets  January 3, 1998 and December 28, 1996
(Amounts in thousands except share data)

                                                January 3,     December 28,
                                                1998           1996
ASSETS
Current assets:
 Cash and cash equivalents                      $ 1,524        $   379
 Receivables less allowance of $580 and $373     13,882         14,584
 Inventories                                     14,293         15,184
 Prepaid expenses                                 2,343          2,239
     Total current assets                        32,042         32,386
Property, plant and equipment:
 Land and improvements                            2,159          2,104
 Buildings and improvements                       8,474          8,141
 Machinery and equipment                         50,444         46,935
 Mining properties                                2,170          2,170
 Less accumulated depreciation and depletion    (43,666)       (40,532)
                                                 19,581         18,818
Other assets:
 Investment in mining partnership                   600            600
 Other                                            2,132          1,746
                                                  2,732          2,346
                                                $54,355        $53,550
LIABILITIES
Current liabilities:
 Bank loan payable                              $    --        $   400
 Current portion of long-term debt                1,900          1,500
 Accounts payable                                 3,514          5,182
 Income taxes                                       222            450
 Accrued expenses:
  Compensation                                    1,765          1,969
  Reserve for self-insured losses                 2,030          2,212
  Profit sharing                                  1,293          1,330
  Reclamation                                     1,160          1,071
  Other                                           1,565          1,202
     Total current liabilities                   13,449         15,316

Long-term debt                                    6,400          6,500
Deferred income taxes                             1,722          1,487
Other long-term liabilities                         926            897
Commitments and contingencies (Notes 6 and 9)

SHAREHOLDERS' EQUITY
Common shares, $.50 par value; authorized
 3,000,000 shares; issued 1,326,588 shares          663            663
Capital in excess of par value                    3,484          3,484
Retained earnings                                31,283         28,173
Treasury shares, at cost                         (3,572)        (2,970)
                                                 31,858         29,350
                                                $54,355        $53,550

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

Certain prior years' amounts have been reclassified to conform to the current presentation.

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of January 3, 1998 and December 28, 1996 and the reported amounts of revenues and expenses during each of the three years in the period ended January 3, 1998. Actual results could differ from those estimates.

Cash and Cash Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Inventories
Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 82% of total inventories at January 3, 1998 (83% at December 28, 1996). The cost of all other inventory is determined by the first-in, first-out (FIFO) method.

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

Amortization of certain other assets is computed on a straight-line basis over periods of 5 and 10 years.

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

Reserve for Self-Insured Losses
The Company's risk management program provides for certain levels of loss retention for workers' compensation, automobile liability and general and product liability claims. The components of the reserve have been recorded in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies" and represent management's best estimate of future liability for known claims based upon the Company's history of claims paid. There were no unasserted claims as of January 3, 1998 that require a reserve or disclosure in accordance with SFAS No. 5.

Reclamation
In connection with permits to mine properties in or near Colorado Springs and Pueblo, Colorado, the Company is obligated to reclaim the mined areas. Reclamation costs are calculated using a rate based on the total estimated reclamation costs, units of production and estimates of recoverable reserves. Reclamation costs are charged to operations as the properties are mined.

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

Impairment of Long-lived Assets
In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

Fiscal Year End
The Company's fiscal year end is the Saturday nearest December 31. Fiscal 1997 consists of 53 weeks while 1996 and 1995 each consist of 52 weeks.


2.   ACQUISITION
On October 21, 1996, the Company acquired substantially all of the assets of Valco, Inc.'s (Valco) ready-mix concrete and aggregates operation in Pueblo, Colorado for a cash purchase price of $5,148,000 net of $163,000 of accrued liabilities assumed. The acquisition has been accounted for under the purchase method and, accordingly, the operating results of the Pueblo operations have been included in the consolidated results since the date of acquisition. The Company has formed a new subsidiary, Transit Mix of Pueblo, Inc. to operate this acquisition.

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

The table below summarizes the unaudited pro-forma results of operations for the year ended December 28, 1996, assuming the acquisition described had been consummated as of January 1, 1996, with adjustments primarily attributed to the royalty on tons of aggregates produced, interest expense relating to the refinancing of long-term debt and depreciation expense relating to the fair value of assets acquired.

Amounts in thousands, except per share amounts:

                                  1996
                               Unaudited
Sales                          $101,532
Net income                        2,342
Net income per share               2.12

These pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the period presented, or of results which may occur in the future.


3. INVENTORIES
Inventories consisted of the following (amounts in thousands):

                             January 3,      December 28,
                                1998             1996
         Finished goods      $  8,562         $  8,696
         Work in process        1,470            1,800
         Raw materials
           and supplies         4,260            4,688
                             $ 14,293         $ 15,184

If inventories valued on the LIFO basis were valued at current costs, inventories would be higher as follows: 1997--$2,340,000; 1996--$2,590,000;
1995--$2,626,000.

Reduction in inventory quantities during 1997 and 1996 at one of the locations, resulted in liquidation of LIFO inventory layers carried at costs that were lower than the costs of current purchases. These effects were recorded in their respective fourth quarters. In 1997, the effect was to decrease cost of goods sold by approximately $225,000 and to increase net earnings by $140,000 or $.13 per diluted share. In 1996, the effect was to decrease cost of goods sold by approximately $125,000 and to increase net earnings by $78,000 or $.07 per diluted share.
                                    18

4. INVESTMENT IN MINING PARTNERSHIP
The Company has a 30% ownership interest in ORMP, a general partnership which operated a copper mine primarily situated in Pima County, Arizona. The equity method of accounting is used to include 30% of ORMP's income and losses in the Company's consolidated financial statements.

Production at the mine was halted in February 1996. The Partners are currently attempting to sell the mine. During 1997, the Company recorded a loss totaling $287,000 from ORMP. In accordance with SFAS No. 121, the Investment in mining partnership was written down to management's best estimate of net realizable value, $600,000, as of December 28,1996. The related impairment loss, $780,000, is included in the $1,768,000 equity loss from mining partnership. During 1995, the Company recorded a loss totaling $922,000. This amount is comprised of an operating loss of $750,000 and a write down of $172,000 to management's best estimate of net realizable value, $1,500,000 as of December 30,1995. The year end values of $600,000 for 1997 and 1996 and $1,500,000 for 1995, were based on the estimated fair market value of the partnership's property and assets less liabilities at the respective dates. Future cash contributions to ORMP for carrying costs will be expensed when made.


5. LONG-TERM DEBT
Long-term debt consisted of the following (amounts in thousands):

                              January 3,        December 28,
                                  1998              1996

     Unsecured term loan        $8,300            $8,000
     Less current portion        1,900             1,500

                                $6,400            $6,500

The unsecured term loan is payable to two banks in escalating semi-annual installments with final principal payment of all then unpaid principal due June 15, 2001. The loan, at the Company's option, bears interest at either prime or an adjusted LIBOR rate.

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


Aggregate long-term debt matures as follows under the Agreement (amounts in thousands):

                  1998             $1,900
                  1999              2,400
                  2000              2,400
                  2001              1,600
                                   $8,300


During 1997 and 1996, the Company had a $13,500,000 unsecured revolving line of credit (reduced to $11,500,000 at June 30, 1997). The line is with two banks and is used for short-term cash needs and standby letters of credit. Interest was charged at prime or adjusted LIBOR rates on cash borrowings during both years. The weighted average interest rate was 7.7% for fiscal 1997 and 7.8% for fiscal 1996. There were no outstanding balances against the line as of January 3, 1998. The outstanding balance at December 28, 1996 was $400,000.

At January 3, 1998, the Company had letters of credit outstanding totaling approximately $3,528,000 that primarily collateralize the self-insured losses.
                                    19

6. COMMITMENTS AND CONTINGENCIES
In June 1993, the Company sold its Imeco, Inc. subsidiary. The Company retained the responsibility related to incidents involving Imeco products occurring prior to June 30, 1993. There were two suits that were settled in April 1995 and March 1996 respectively. Both settlements had been fully reserved as of December 31, 1994. Management is not currently aware of any asserted or unasserted claims involving Imeco products for which the Company has retained responsibility.

During 1995, Williams Furnace Co. (Williams) was notified by Pacific Gas & Electric (PG&E) that a recent inspection had discovered a higher than normal incidence of cracks in the heat exchanger of two models of furnaces manufactured by Williams prior to 1992. Independent engineering reports indicate that there is no safety hazard arising from these cracks. The Consumer Products Safety Commission (CPSC) was notified and Williams cooperated with the CPSC in their investigation. To date, Williams is not aware of any claims related to these matters and accordingly, management has concluded that no amounts should be accrued in accordance with the requirements of SFAS No. 5.

The Company is also involved in other litigation matters related to its continuing business principally product liability matters related to Williams gas-fired heating products. In the Company's opinion, none of these proceedings, when concluded, will have a material adverse effect on the Company's results of operations or financial position.


7. SHAREHOLDERS' EQUITY
Four hundred thousand shares of preferred stock ($.50 par value) are authorized and unissued.

Treasury share activity during 1995, 1996 and 1997 was as follows (dollars in thousands):

                                     Number
                                   of shares      Cost

  Balance at  December 31, 1994    186,310       $2,495
  Purchase of treasury shares       16,367          189
  Balance at December 30, 1995     202,677       $2,684
  Purchase of treasury shares       20,700          286
  Balance at December 28, 1996     223,377       $2,970
  Purchase of treasury shares       22,810          602
  Balance at January 3, 1998       246,187       $3,572

Under the Company's Stock Option Plan (the Plan) officers and key employees may be granted options to purchase the Company's common stock at option prices established by the Compensation Committee of the Board of Directors provided the option price is no less than the fair market value at the date of the grant. The Company has reserved 180,000 shares for distribution under the Plan. On September 26, 1995, a total of 78,000 options were granted to five individuals at an exercise price of $13.125. These shares became exercisable when the Company's stock price rose to 133% of the price at the time of issuance ($17.50) and remained at or above this level for a period of 30 consecutive trading days. This condition was met during 1996 and thus all of the 78,000 shares are exercisable.

These 78,000 options represent the only grant under the Company's Plan during the three years ended January 3, 1998. As of January 3, 1998, none of the options had been exercised or lapsed during the period, however one individual who had been granted 12,000 shares left the Company without exercising his options. The remaining 66,000 of outstanding options expire on September 25, 2005. There were no options outstanding related to the predecessor plan during the periods.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Plan. Accordingly, no compensation expense has been recognized for its stock-based compensation Plan. Had compensation cost for the Company's Plan been determined based upon the fair value at the grant date for these awards consistent with the methodology proscribed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced by approximately $201,000, or $0.18 per share and $50,000, or $0.04 per share for 1996 and 1995 respectively. The fair value of the options granted during 1995 is estimated as $5.00 on the date of the grant using the Black-Sholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 30%, risk-free interest rate of 6.05%, and an expected life of five years.


8.   EARNINGS PER SHARE
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share," (SFAS 128). This pronouncement simplifies the standards for computing earning per share
(EPS) and requires the presentation of two amounts, basic and diluted EPS. Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding, adjusted for dilutive common share equivalents attributed to outstanding options to purchase common stock. The Company has adopted SFAS 128 for the quarter and year-ended January 3, 1998 and has restated EPS for all prior periods reported.

The following is a reconciliation of the calculation of basic and diluted EPS for the years ended 1997, 1996 and 1995.

                                                          Per-share
                                     Income     Shares     earnings
  1997
  Basic EPS                          $3,110      1,100         $2.83
  Effect of dilutive options             --         20
  Diluted EPS                        $3,110      1,120         $2.78

  1996
  Basic EPS                          $2,355      1,105         $2.13
  Effect of dilutive options             --          9
  Diluted EPS                        $2,355      1,114         $2.11

  1995
  Basic EPS                          $  681      1,135        $  .60
  Effect of dilutive options             --         --
  Diluted EPS                        $  681      1,135        $  .60


9. RENTAL EXPENSE, LEASES AND COMMITMENTS
The Company leases certain of its facilities and equipment and is required to pay the related taxes, insurance and certain other expenses. Rental expense was $2,170,000, $2,223,000 and $2,006,000 for 1997, 1996, and 1995,
respectively.

Future minimum rental commitments under non-cancelable operating leases for 1998 and thereafter are as follows: 1998--$1,788,000; 1999--$1,556,000;
2000--$1,251,000; 2001--$784,000; 2002--$666,000 and thereafter--
$16,736,000. Included in these amounts is $300,000 per year and approximately $16,341,000 in the "thereafter" amount related to an aggregates lease in conjunction with the Pueblo operation.

The Company also receives annual rental income of $145,000 from a building it owns. The related lease expires in January 2003 and contains renewal options.


10. RETIREMENT PLANS
As discussed in Note 1, the Company maintains retirement benefit plans for eligible employees. Total plan expenses charged to operations were $1,228,000, $1,152,000, and $979,000 in 1997, 1996 and 1995, respectively.


11. INCOME TAXES
The provision (benefit) for income taxes is summarized as follows (amounts in thousands):

                         1997         1996         1995
      Federal: Current   $ 1,475      $ 1,378      $  506
              Deferred       126         (297)       (253)
      State:  Current         84          104           1
              Deferred        15          (35)        (29)
                         $ 1,700      $ 1,150      $  225

The difference between the tax rate on income from continuing operations for financial statement purposes and the federal statutory tax rate was as follows:

                                               1997      1996       1995
Statutory tax rate                            34.0%     34.0%      34.0%
Percentage depletion                          (3.4)     (4.5)     (13.0)
State income taxes, net of federal benefit     1.5       1.5        1.6
Non-deductible expenses                         .4        .5        1.4
Other                                          2.8       1.3         .8
                                              35.3%     32.8%      24.8%

For financial statement purposes, deferred tax assets and liabilities are recorded at a blend of the current statutory federal and states' tax rates -- 38%. The principal temporary differences and their related deferred taxes are as follows (amounts in thousands):

                                            1997          1996
Reserves for self-insured losses          $   681      $   740
Deferred compensation                     394          383
Asset valuation reserves                  757          698
Other                                     112          18
Total deferred tax assets                 $1,944       $1,839

Depreciation                              $1,710       $1,465
Investment in mining partnership          271          339
Other                                     135          66
Total deferred tax liabilities            $2,116       $1,870

Net deferred tax liabilities              $     172    $     31

The net current deferred tax assets are $1,550 and $1,456 at year-end 1997 and 1996, respectively, and are included with "Prepaid expenses" on the Consolidated Balance Sheets.

12. UNAUDITED QUARTERLY FINANCIAL DATA
The following table provides summarized unaudited quarterly financial data for 1997 and 1996 (amounts in thousands, except per share amounts):

                                     First      Second      Third      Fourth
                                     Quarter    Quarter     Quarter    Quarter
1997
Net sales                            $20,905    $27,991    $25,612     $23,530
Gross profit                         $ 3,632    $ 5,548    $ 5,111     $ 5,955
Depreciation, depletion and
  amortization                       $   879    $   876    $   881     $   857
Net (loss) income                    $   (42)   $ 1,020    $ 1,153     $   979
Basic (loss) income per share        $  (.04)   $   .93    $  1.05     $   .90
Diluted (loss) income per share      $  (.04)   $   .91    $  1.03     $   .88

                                     First      Second      Third      Fourth
                                     Quarter    Quarter     Quarter    Quarter
1996
Net sales                            $17,852    $27,124    $21,718     $24,720
Gross profit                         $ 3,323    $ 6,065    $ 5,030     $ 5,830
Depreciation, depletion and
amortization                         $   661    $   668    $   666     $   619
Net (loss) income                    $ (577)    $ 1,368    $ 1,050     $   514
Basic (loss) income per share        $ (.52)    $  1.24    $   .95     $   .47
Diluted (loss) income per share      $ (.52)    $  1.23    $   .94     $   .46


Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.


13. INDUSTRY SEGMENT INFORMATION
The Heating and Air Conditioning segment produces heating and cooling equipment mainly for residential applications which is sold primarily to wholesale distributors and retail home centers. Sales are nationwide, but are concentrated in the Southwestern U.S. The Construction Materials segment is involved in the production and sale of concrete and other building materials and the exploration, extraction and sales of construction aggregates. Sales of this segment are confined to the Front Range area in southern Colorado.

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

The industry segment information for fiscal years 1997, 1996 and 1995 is as follows (amounts in thousands):

                                                          Depreci-
                                                           ation,
                                                           Deple-
                                               Identi-    tion and     Capital
                           Net      Operat-    fiable     Amortiza-    Expend-
                          Sales     Income     Assets       tion       itures
1997

Heating and air
 conditioning             $47,601   $ 3,334    $23,927    $ 1,085      $ 1,190

Construction materials     50,292     4,960     27,821      2,364        2,991
General corporate
 and other                    145    (2,724)     2,607         44           13
                          $98,038   $ 5,570    $54,355    $ 3,493      $ 4,194

1996

Heating and air
 conditioning             $49,007   $ 4,058    $24,866    $ 1,055      $   491
Construction materials     42,262     4,446     26,908      1,514        2,692
General corporate
 and other                    145    (2,927)     1,776         45           39
                          $91,414   $ 5,577    $53,550    $ 2,614      $ 3,222

1995

Heating and air
 conditioning             $43,966   $ 2,316    $25,393    $ 1,027      $ 1,066
Construction materials     31,449     2,912     19,132      1,210        2,337
General corporate
 and other                    145    (3,222)     2,294         41           14
                          $75,560    $2,006    $46,819    $ 2,278      $ 3,417



Report of Independent Accountants
To the Shareholders and Board of Directors of Continental Materials
Corporation

We have audited the accompanying consolidated balance sheets of Continental Materials Corporation and Subsidiaries as of January 3, 1998 and December 28, 1996, and the related consolidated statements of operations and retained earnings and cash flows for each of the three years in the period ended January 3, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Continental Materials Corporation and Subsidiaries as of January 3, 1998 and December 28, 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 3, 1998 in conformity with generally accepted accounting principles.


                                           COOPERS & LYBRAND L.L.P.
Chicago, Illinois
February 25, 1998

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes of accountants and/or disagreements on any matter of accounting principle or financial statement disclosure during the past 24 months which would require a filing under Item 9.


                                 PART III

Part III has been omitted from this 10-K Report since Registrant will file, not later than 120 days following the close of its fiscal year ended January 3, 1998, its definitive 1998 proxy statement. The information required by Part III will be included in that proxy statement and such information is hereby incorporated by reference, but excluding the information under the headings "Compensation Committee Report" and "Comparison of Total Shareholders' Return".



                                  PART IV


Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K

(a) 1      Financial  statements required by Item 14 are included  in
           Item 8 of Part II.

(a) 2 The following is a list of financial statement schedules filed as part of this Report:


                  Report of Independent Accountants


                  Schedule II Valuation and Qualifying Accounts & Reserves For Years Ended January 3, 1998, December 28, 1996 and December 30, 1995

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

Exhibit 10b Acquisition Agreement Between Valco Properties, Ltd. and Continental Materials Corporation filed as Exhibit 2A to Form 8-K for the month of October 1996, incorporated herein by reference.

Exhibit 10c Non-Competition and Non-Disclosure Agreement by Valco, Inc. and Thomas E. Brubaker in favor of Continental Materials Corporation filed as Exhibit 2B to Form 8-K for the month of October 1996, incorporated herein by reference.

Exhibit 10d Fee Sand and Gravel Lease Between Valco, Inc. and Continental Materials Corporation filed as Exhibit 2C to Form 8-K for the month of October 1996, incorporated herein by reference.

Exhibit 10e  Form of Supplemental Deferred Compensation Agreement filed as
             Exhibit 10 to Form 10-Q for the quarter ended July 1, 1983, incorporated herein by reference.*

Exhibit 10f Continental Materials Corporation Employee Profit Sharing Retirement Plan Amended and Restated Generally Effective January 1, 1989 filed as Exhibit 10c to Form 10-K for the year ended December 31, 1994.

Exhibit 21   Subsidiaries of Registrant (filed herewith).

Exhibit 23   Consent of Independent Accountants (filed herewith).

Exhibit 27   Financial Data Schedule (filed herewith).

Exhibit 28 Continental Materials Corporation Employees Profit Sharing Retirement Plan on Form 11-K for the year ended December 31, 1997 (to be filed by amendment).

* - Compensatory plan or arrangement


(b) Reports on Form 8-K:

    No reports on Form 8-K were filed during the quarter ended January 3, 1998.

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

Date: March 26, 1998

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      SIGNATURE               CAPACITY(IES)                DATE

/S/ James G. Gidwitz
    James G. Gidwitz      Chief Executive Officer
                              and a Director          March 26, 1998

/S/ Joseph J. Sum
    Joseph J. Sum           Vice President and a
                                 Director             March 26, 1998

/S/ Mark S. Nichter
    Mark S. Nichter       Secretary and Controller     March 26, 1998

/S/ Thomas H. Carmody
    Thomas H. Carmody            Director             March 26, 1998

/S/ Betsy R. Gidwitz
    Betsy R. Gidwitz             Director             March 26, 1998

/S/ Ralph W. Gidwitz
    Ralph W. Gidwitz             Director             March 26, 1998

/S/ Ronald J. Gidwitz
    Ronald J. Gidwitz            Director             March 26, 1998

/S/William G.Shoemaker
   William G. Shoemaker          Director             March 26, 1998

/S/Theodore R.Tetzlaff
   Theodore R. Tetzlaff          Director             March 26, 1998

/S/ Darrell M. Trent
    Darrell M. Trent             Director             March 26, 1998

                     REPORT OF INDEPENDENT ACCOUNTANTS



    Our report on the consolidated financial statements of Continental Materials Corporation and Subsidiaries is included on page 25 of this Annual Report on Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 26 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                          COOPERS & LYBRAND L.L.P.



Chicago, Illinois
February 25, 1998

                CONTINENTAL MATERIALS CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (c) (d)
            for the fiscal years 1997, 1996 and 1995

     COLUMN A         COLUMN B      COLUMN C(1)   COLUMN D        COLUMN E

                                     Additions
                      Balance at    Charged to                    Balance
                      Beginning     Costs and     Deductions      at End of
    Description       of Period     Expenses      - Describe      Period

Year 1997
Allowance for
 doubtful accounts    $373,000      $264,000      $ 57,000 (a)    $580,000
Inventory valuation
 reserve              $404,000      $203,000      $374,000 (b)    $233,000

Year 1996
Allowance for
 doubtful accounts    $260,000      $199,000      $ 86,000 (a)    $373,000
Inventory valuation
 reserve              $236,000      $310,000      $142,000 (b)    $404,000

Year 1995
Allowance for
 doubtful accounts    $248,000      $ 60,000      $ 48,000 (a)    $260,000
Inventory valuation
 reserve              $223,000      $232,000      $219,000 (b)    $236,000



Notes:

(a)  Accounts written off, net of       (c)  Reserve deducted in the balance
     recoveries.                             sheet from the asset to which it
                                             applies.

(b)  Amounts written off upon disposal  (d)  Column C(2) has been omitted as
     of assets.                              the answer would be "none".