Form 10-Q
period 1998-04-04
CONTINENTAL MATERIALS CORP
filed 1998-04-23
CIK 24104

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


                           (Mark One)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ending April 4,1998

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

                      Yes      X        No

Number of common shares outstanding at April 21, 1998......1,075,149


         THE EXHIBIT FILED WITH THIS REPORT IS ON PAGE 8

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                CONTINENTAL MATERIALS CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEETS
                APRIL 4, 1998 and JANUARY 3, 1998
                           (Unaudited)
                (000's omitted except share data)

                                         APRIL 4,       JANUARY 3,
                                           1998            1998
ASSETS
Current assets:
 Cash and cash equivalents               $     85       $  1,524
 Receivables, net                          16,992         13,882
 Inventories:
  Finished goods                            9,179          8,562
  Work in process                           1,527          1,471
  Raw materials and supplies                4,573          4,260
 Prepaid expenses                           2,612          2,343
   Total current assets                    34,968         32,042

Property, plant and equipment, net         19,224         19,581
Other assets:
 Investment in mining partnership             600            600
 Other                                      2,216          2,132
                                         $ 57,008       $ 54,355

          LIABILITIES
Current liabilities:
 Bank loan payable                       $  1,000       $     --
 Current portion of long-term debt          1,900          1,900
 Accounts payable and accrued expenses     12,393         11,327
 Income taxes                                 441            222
   Total current liabilities               15,734         13,449

Long-term debt                              6,400          6,400
Deferred income taxes                       1,722          1,722
Other long-term liabilities                   857            926

          SHAREHOLDERS' EQUITY
Common shares, $0.50 par value;
 authorized 3,000,000; issued 1,326,588       663            663
Capital in excess of par value              3,484          3,484
Retained earnings                          31,862         31,283
Treasury shares, 251,439, at cost          (3,714)        (3,572)
                                           32,295         31,858

                                         $ 57,008       $ 54,355



                     See accompanying notes

                CONTINENTAL MATERIALS CORPORATION
   CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
   FOR THE THREE MONTHS ENDED APRIL 4, 1998 AND MARCH 29, 1997
                           (Unaudited)
            (000's omitted except per share amounts)



                                               APRIL 4,     MARCH 29,
                                                 1998         1997

Net sales                                      $ 22,806     $ 20,905

Costs and expenses:
 Cost of sales(exclusive of depreciation,
  depletion and amortization)                    17,278       16,450
 Depreciation, depletion and amortization         1,020          879
 Selling and administrative                       3,510        3,621
                                                 21,808       20,950


Operating income (loss)                             998          (45)

Interest                                           (172)        (180)
Equity loss from mining partnership                 (19)         (28)
Other income, net                                    84          185

Income (loss) before income taxes                   891          (68)

Provision (credit) for income taxes                 312          (26)

 Net income (loss)                                  579          (42)

Retained earnings, beginning of period           31,283       28,173

Retained earnings, end of period               $ 31,862     $ 28,131

Basic earnings (loss) per share                $    .54     $   (.04)

Average shares outstanding                        1,077        1,103

Diluted earnings (loss) per share              $    .53     $   (.04)

Average shares outstanding                        1,098        1,121


                     See accompanying notes

               CONSOLIDATED MATERIALS CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE THREE MONTHS ENDED APRIL 4, 1998 AND MARCH 29, 1997
                           (Unaudited)
                         (000's omitted)



                                               APRIL 4,     MARCH 29,
                                                 1998          1997

Net cash used by operating activities          $ (1,673)    $ (5,814)

Investing activities:
 Capital expenditures                              (637)        (645)
 Proceeds from sale of property and equipment        32            8
 Investment in mining partnership                   (19)         (28)
Net cash used in investing activities              (624)        (665)

Financing activities:
 Borrowings under revolving credit facility       1,000        6,100
 Payment to acquire treasury stock                 (142)          --
Net cash provided by financing activities           858        6,100

Net decrease in cash and cash equivalents        (1,439)        (379)
Cash and cash equivalents:
 Beginning of period                              1,524          379

 End of period                                 $     85     $     --



Supplemental disclosures of cash flow items:
Cash paid during the three months for:
 Interest                                       $   175     $    199
 Income taxes                                        93          180









                     See accompanying notes

                CONTINENTAL MATERIALS CORPORATION
          SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
    NOTES TO THE QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTER ENDED APRIL 4, 1998
                           (Unaudited)



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

3.Operating results for the first three months of 1998 are not necessarily indicative of performance for the entire year. Historically, sales of construction materials are higher in the second and third quarters. Overall, sales of heating and air-conditioning products have not shown strong seasonal fluctuations in recent years although product mix has historically yielded higher gross profit margins in the fourth quarter. (See Note 12 of Notes to Consolidated Financial Statements in the Company's 1997 Annual Report.)

4.The following is a reconciliation of the calculation of basic and diluted earnings per share (EPS) for the three months ended
  April 4, 1998 and March 29, 1997.

                                                                  Per-share
                                  Income (loss)     Shares     earnings (loss)
    April 4, 1998
    Basic EPS                       $  579           1,077        $   .54
    Effect of dilutive options          --              21
    Diluted EPS                     $  579           1,098        $   .53

    March 29, 1997
    Basic EPS                       $  (42)          1,103        $  (.04)
    Effect of dilutive options          --              18
    Diluted EPS                     $  (42)          1,121        $  (.04)

5.The Company adopted Statement of Financial Accounting Standards (SFAS) No.
  130, "Reporting Comprehensive Income" as of January 4, 1998. Since the Company has no components of comprehensive income for the periods presented, there is no effect of the adoption reflected in the financial statements.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operation


   Financial Condition (See pages 2 and 4)

   Operations for the first three months of 1998 used $1,673,000 in cash compared to $5,814,000 in 1997. The decrease in cash used is mainly attributed to changes in accrued expense and payables balances. The increase in these balances is largely due to the timing of paymemts.

   The Company estimates that its short-term line of credit (of which $1,000,000 was outstanding at April 4, 1998) will be adequate to meet its cash requirements for the foreseeable future. Historically, the Company's borrowings against the short-term line peak during the second quarter and decline over the remainder of the year.

   In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." In February 1998, the FASB issued
   SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." The Company has not yet adopted these pronouncements, but does not expect that they will have a material impact on the Company's financial position or results of operations.

   Operations - Comparison of Quarter Ended April 4, 1998 to
   Quarter Ended March 29, 1997 (See page 3)

   Consolidated net sales increased $1,901,000 (9.1%). The increase in the construction materials segment of $2,219,000 (21.7%) is attributed to mild weather and the continuing high level of construction activity along the Front Range in southern Colorado. A decrease in the heating and air-conditioning segment sales of $318,000 (3.0%) was due to depressed sales in the area serviced by Phoenix Manufacturing, Inc. which has experienced unfavorable weather patterns.

   Consolidated cost of sales (exclusive of depreciation and depletion) as a percentage of sales decreased from 78.7% to 75.8%. The decrease was due to improved margins in Williams Furnace Co.'s fan coil line combined with improved sales in the construction materials segment.

   Selling and administrative expenses decreased $111,000 (3.1%) and as a percentage of sales from 17.3% to 15.4%. The decrease in expenses was realized in numerous categories in the construction materials segment and at Williams Furnace Co. The percentage decline is due to the increase in net sales and the fixed nature of many of the expenses.

   Historically, the Company has experienced operating losses during the first quarter. This trend is expected to continue as sales of construction materials are generally higher in the second and third quarters while sales of heating and air-conditioning products, though not showing strong seasonality, experience product mix changes that yield higher gross profits in the fourth quarter. The break from this trend in the first quarters of 1998 and 1997 was mainly due to the strong performance of the construction materials segment which has benefited from the continuing strong economy and was aided by mild weather. Additionally, Williams' furnace sales were boosted by the damp, cool weather in the western states in 1998.

   PART II - Other Information

   Item 6.   Exhibits and Reports on Form 8-K

             (a)  Exhibits:

                  Exhibit 27:  Financial data schedule

             (b) Registrant filed no reports on Form 8-K during the quarter ended April 4, 1998.




                            SIGNATURE





Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                CONTINENTAL MATERIALS CORPORATION




Date:      April 23, 1998       By:   /S/ Joseph J. Sum
                                      Joseph J. Sum, Vice President
                                      and Chief Financial Officer