Form 10-Q
period 1998-07-04
CONTINENTAL MATERIALS CORP
filed 1998-08-03
CIK 24104

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


     (Mark One)

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ending July 4, 1998

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

                      Yes      X        No

Number of common shares outstanding at July 30, 1998     1,072,371

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                CONTINENTAL MATERIALS CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEETS
                JULY 4, 1998 and JANUARY 3, 1998
                           (Unaudited)
                (000's omitted except share data)
                                           JULY 4,        JANUARY 3,
                                            1998             1998
          ASSETS
Current assets:
 Cash and cash equivalents                 $     765      $   1,524
 Receivables, net                             19,930         13,882
 Inventories:
  Finished goods                               7,385          8,562
  Work in process                              1,516          1,471
  Raw materials and supplies                   5,322          4,260
 Prepaid expenses                              2,652          2,343
   Total current assets                       37,570         32,042

Property, plant and equipment, net            19,370         19,581
Other assets:
 Investment in mining partnership                600            600
 Other                                         2,253          2,132
                                           $  59,793      $   4,355

          LIABILITIES
Current liabilities:
 Bank loan payable                         $   2,500      $      --
 Current portion of long-term debt             1,900          1,900
 Accounts payable and accrued expenses        13,032         11,327
 Income taxes                                    909            222
   Total current liabilities                  18,341         13,449

Long-term debt                                 5,450          6,400
Deferred income taxes                          1,722          1,722
Other long-term liabilities                      849            926

          SHAREHOLDERS' EQUITY
Common shares, $0.50 par value; authorized
 3,000,000; issued 1,326,588                     663            663
Capital in excess of par value                 3,484          3,484
Retained earnings                             33,094         31,283
Treasury shares, 254,217, at cost             (3,810)        (3,572)
                                              33,431         31,858

                                           $  59,793      $  54,355


                     See accompanying notes

                CONTINENTAL MATERIALS CORPORATION
   CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
    FOR THE THREE MONTHS ENDED JULY 4, 1998 AND JUNE 28, 1997
                           (Unaudited)
            (000's omitted except per share amounts)


                                             JULY 4,     JUNE 28,
                                              1998         1997
Net sales                                    $ 28,935    $ 27,991

Costs and expenses:
 Cost of sales (exclusive of depreciation,
  depletion and amortization)                  22,168      21,623
 Depreciation, depletion and amortization       1,029         876
 Selling and administrative                     3,699       3,667
                                               26,896      26,166


Operating income                                2,039       1,825

Interest                                         (212)       (309)
Equity loss from mining partnership               (19)        (29)
Other income, net                                  87          85

Income before income taxes                      1,895       1,572

Provision for income taxes                        663         552

 Net income                                     1,232       1,020

Retained earnings, beginning of period         31,862      28,131

Retained earnings, end of period             $ 33,094    $ 29,151

Basic earnings per share                     $   1.15    $    .92

 Average shares outstanding                     1,073       1,103

Diluted earnings per share                   $   1.12    $    .90

 Average shares outstanding                     1,099       1,130






                     See accompanying notes


                CONTINENTAL MATERIALS CORPORATION
   CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
     FOR THE SIX MONTHS ENDED JULY 4, 1998 AND JUNE 28, 1997
                           (Unaudited)
            (000's omitted except per share amounts)


                                             JULY 4,      JUNE 28,
                                              1998          1997
Net sales                                    $ 51,741     $ 48,896

Costs and expenses:
 Cost of sales (exclusive of depreciation,
  depletion and amortization)                  39,446       38,073
 Depreciation, depletion and amortization       2,049        1,755
 Selling and administrative                     7,209        7,288
                                               48,704       47,116

Operating income                                3,037        1,780

Interest                                         (384)        (504)
Equity loss from mining partnership               (38)         (57)
Other income, net                                 171          285

Income before income taxes                      2,786        1,504

Provision for income taxes                        975          526

Net income                                      1,811          978

Retained earnings, beginning of period         31,283       28,173

Retained earnings, end of period             $ 33,094     $ 29,151

Basic earnings per share                     $   1.68     $    .89

 Average shares outstanding                     1,075        1,103

Diluted earnings per share                   $   1.65     $    .87

 Average shares outstanding                     1,099        1,130







                     See accompanying notes
                                4


                CONTINENTAL MATERIALS CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE SIX MONTHS ENDED JULY 4, 1998 AND JUNE 28, 1997
                           (Unaudited)
                         (000's omitted)

                                                JULY 4,      JUNE 28,
                                                  1998         1997
Net cash used by operating activities           $   (257)    $ (5,648)

Investing activities:
 Capital expenditures                             (1,812)      (1,347)
 Proceeds from sale of property and equipment         36            9
 Investment in mining partnership                    (38)         (57)
Net cash used in investing activities             (1,814)      (1,395)

Financing activities:
 Borrowings under revolving credit facility        2,500        6,100
 Long-term borrowings                                 --        2,000
 Repayment of long-term debt                        (950)        (750)
 Payment to acquire treasury stock                  (238)          --
Net cash provided by financing activities          1,312        7,350

Net (decrease) increase in cash
 and cash equivalents                               (759)         307
Cash and cash equivalents:
 Beginning of year                                 1,524          379

 End of period                                  $    765     $    686


Supplemental disclosures of cash flow items:
Cash paid during the six months for:
 Interest                                       $    378     $    555
 Income taxes                                        293          380




                     See accompanying notes
                                5

                CONTINENTAL MATERIALS CORPORATION
          SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
    NOTES TO THE QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTER ENDED JULY 4, 1998
                           (Unaudited)



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

3.Operating results for the first six months of 1998 are not necessarily indicative of performance for the entire year. Historically, sales of construction materials are higher in the second and third quarters. Overall, sales of heating and air-conditioning products have not shown strong seasonal fluctuations in recent years although product mix has historically yielded higher gross profit margins in the fourth quarter. (See Note 12 of Notes to Consolidated Financial Statements in the Company's 1997 Annual Report.)

4.The following is a reconciliation of the calculation of basic and diluted earnings per share (EPS) for the three and six months ended July 4, 1998 and June 28, 1997.

                         Three months ended              Six months ended
                                         Per-                           Per-
                                         share                          share
                    Income    Shares   earnings    Income    Shares   earnings
   July 4, 1998
   Basic EPS        $1,232    1,073    $   1.15    $1,811    1,075    $  1.68

   Effect of
   dilutive
   options              --       26                    --       24

   Diluted EPS      $1,232    1,099    $   1.12    $1,811    1,099    $  1.65



   June 28, 1997
   Basic EPS        $1,020    1,103    $    .92    $  978    1,103    $   .89

   Effect of
   dilutive
   options              --       27                    --       27

   Diluted EPS      $1,020    1,130    $    .90    $  978    1,130    $   .87


   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operation


  Financial Condition (See pages 2 and 5)

  Operations for the first six months of 1998 used $257,000 of cash compared to $5,648,000 in 1997. The significant use of cash in the first six months of 1997 was attributed to higher inventory balances and reduced accrued expense and payables balances. The return to more normal balances in these categories during 1998 combined with the higher income to account for the improved use of cash.

  The Company estimates that its short-term line of credit (of which $2,500,000 was outstanding at July 4, 1998) will be adequate to meet its cash requirements for the foreseeable future. Historically, the Company's borrowings against the short-term line peak during the second quarter and decline over the remainder of the year.

  In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company has not yet adopted these pronouncements, but does not expect that they will have a material impact on the Company's financial position or results of operations.


  Operations - Comparison of Quarter Ended July 4, 1998 to
  Quarter Ended June 28, 1997
  (See page 3)

  Consolidated net sales increased $944,000 (3.4%). The construction materials segment reported sales up $2,884,000 (21.2%), as construction activity along the Front Range in southern Colorado remains strong. Unfavorable weather conditions, caused by the El Nino` effect, during the height of Phoenix Manufacturing's selling season were mainly responsible for the decline of $1,940,000 (13.5%) in the heating and air-conditioning segment. Williams Furnace reported increased sales volume for its product lines.

  Consolidated cost of sales (exclusive of depreciation, depletion and amortization) as a percentage of sales decreased slightly from 77.2% to 76.6%. The decrease was due to improved margins in Williams Furnace's fan coil line combined with increased sales in the construction materials segment.

  Depreciation, depletion and amortization increased 17.5%
  ($153,000) due to increased capital expenditures.

  Interest expense declined 31.4% ($97,000) due to lower levels of outstanding debt.


  Operations - Comparison of Six Months Ended July 4, 1998 to
  Six Months June 28, 1997(See page 4)

  Net sales rose $2,845,000 (5.8%). The increase in the construction materials segment, $5,103,000 (21.4%) and the decrease in the heating and air-conditioning segment $2,258,000 (9.0%), were due to the reasons noted above.

  Consolidated cost of sales (exclusive of depreciation, depletion and amortization) as a percentage of sales decreased from 77.9% to 76.2% due to improved margins in Williams
  Furnace Co.'s fan coil line combined with increased sales in the construction materials segment.

  Depreciation, depletion and amortization increased 16.8%
  ($294,000) due to increased capital expenditures.

  Interest expense declined 23.8% ($120,000) due to the reason noted above.

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



   PART II - Other Information


   Item 4.  Submission of Matters to a Vote of Security Holders

          (a) The annual meeting of the stockholders of the Company was held on May 27, 1998.

          (b) At that meeting, three individuals, all of whom are current directors, were nominated and elected to serve until the 2001 Annual Meeting by the following votes:


      Director           Shares         Shares         Shares
                           For          Against       Withheld
  Betsy R. Gidwitz       873,190          --           41,030
  James G. Gidwitz       873,170          --           41,050
  Joseph J. Sum          873,319          --           40,901

               There were no broker non-votes.

               The following directors' terms of office continued after the meeting until the Annual Meetings of the years as noted:

                     Directors                 Expiration of
                                                    Term
               Ralph W. Gidwitz                     1999
               William G. Shoemaker                 1999
               Theodore R. Tetzlaff                 1999
               Thomas H. Carmody                    2000
               Ronald J. Gidwitz                    2000
               Darrell M. Trent                     2000

          (c) In addition to the above election, the independent auditing firm of Coopers & Lybrand L.L.P. was appointed by the following vote:


                      For          Against        Abstain
                    909,411         1,641          3,168


               There were no broker non-votes.



          (d) A shareholder proposal had been included in the proxy, however, it was not submitted for vote at the meeting. For informational purposes, the matter would have been defeated by the following vote:


                    For       Against     Abstain    Non-Vote
                  200,793     586,255      4,810      122,362

          (e)  No other matters were submitted for vote.


   Item 6.  Exhibits and Reports on Form 8-K

          (a)   Exhibits:

                Exhibit 27:  Financial data schedule

          (b) Registrant filed no reports on Form 8-K during the quarter ended July 4, 1998.




                            SIGNATURE




Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      CONTINENTAL MATERIALS CORPORATION




Date:      August 3, 1998        By:   /S/ Joseph J. Sum
                                      Joseph J. Sum, Vice President
                                      and Chief Financial Officer