Form 10-Q
period 1998-10-03
CONTINENTAL MATERIALS CORP
filed 1998-11-10
CIK 24104

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q


     (Mark One)
        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ending October 3, 1998

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
                      Yes      X        No

Number of common shares outstanding at November 6, 1998  1,072,371

                 PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements
                CONTINENTAL MATERIALS CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEETS
               OCTOBER 3, 1998 and JANUARY 3, 1998
                           (Unaudited)
                (000's omitted except share data)

                                               OCTOBER 3,     JANUARY 3,
                                                  1998           1998
          ASSETS
Current assets:
 Cash and cash equivalents                     $  2,877       $  1,524
 Receivables, net                                16,705         13,882
 Inventories:
  Finished goods                                  7,213          8,562
  Work in process                                 1,452          1,471
  Raw materials and supplies                      4,475          4,260
 Prepaid expenses                                 2,590          2,343
   Total current assets                          35,312         32,042

Property, plant and equipment, net               21,175         19,581
Other assets:
 Investment in mining partnership                   600            600
 Other                                            2,273          2,132
                                               $ 59,360       $ 54,355

          LIABILITIES
Current liabilities:
 Current portion of long-term debt             $    950       $  1,900
 Accounts payable and accrued expenses           14,271         11,327
 Income taxes                                       892            222
   Total current liabilities                     16,113         13,449

Long-term debt                                    5,450          6,400
Deferred income taxes                             1,722          1,722
Other long-term liabilities                         959            926

          SHAREHOLDERS' EQUITY
Common shares, $0.50 par value; authorized
3,000,000; issued 1,326,588                         663            663
Capital in excess of par value                    3,484          3,484
Retained earnings                                34,779         31,283
Treasury shares, 254,217 and 246,187, at cost    (3,810)        (3,572)
                                                 35,116         31,858
                                               $ 59,360       $ 54,355



                     See accompanying notes
                                2

                CONTINENTAL MATERIALS CORPORATION
   CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
FOR THE THREE MONTHS ENDED OCTOBER 3, 1998 AND SEPTEMBER 27, 1997
                           (Unaudited)
            (000's omitted except per share amounts)

                                               OCTOBER 3,    SEPTEMBER 27,
                                                  1998           1997

Net sales                                      $ 29,069      $ 25,612

Costs and expenses:
 Cost of sales (exclusive of depreciation,
  depletion and amortization)                    21,642        19,677
 Depreciation, depletion and amortization         1,045           881
 Selling and administrative                       3,817         3,214
                                                 26,504        23,772

Operating income                                  2,565         1,840

Interest expense, net                              (154)         (244)
Equity loss from mining partnership                  (7)          (30)
Other income, net                                   189           209

Income before income taxes                        2,593         1,775

Provision for income taxes                          908           622

 Net income                                       1,685         1,153

Retained earnings, beginning of period           33,094        29,151

Retained earnings, end of period               $ 34,779      $ 30,304

Basic earnings per share                       $   1.57      $   1.05

     Average shares outstanding                   1,072         1,103

Diluted earnings per share                      $  1.54      $   1.03

     Average shares outstanding                   1,097         1,122




                     See accompanying notes
                                3

                CONTINENTAL MATERIALS CORPORATION
   CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
FOR THE NINE MONTHS ENDED OCTOBER 3, 1998 AND SEPTEMBER 27, 1997
                           (Unaudited)
            (000's omitted except per share amounts)


                                               OCTOBER 3,    SEPTEMBER 27,
                                                  1998           1997
Net sales                                      $ 80,810      $ 74,508

Costs and expenses:
 Cost of sales (exclusive of depreciation,
  depletion and amortization)                    61,088        57,749
 Depreciation, depletion and amortization         3,094         2,636
 Selling and administrative                      11,026        10,503
                                                 75,208        70,888

Operating income                                  5,602         3,620

Interest expense, net                              (538)         (748)
Equity loss from mining partnership                 (45)          (87)
Other income, net                                   360           494

Income before income taxes                        5,379         3,279

Provision for income taxes                        1,883         1,148

Net income                                        3,496         2,131

Retained earnings, beginning of period           31,283        28,173

Retained earnings, end of period               $ 34,779      $ 30,304

Basic earnings per share                       $   3.26      $   1.93

     Average shares outstanding                   1,074         1,103

Diluted earnings per share                     $   3.18      $   1.90

     Average shares outstanding                   1,098         1,122








                     See accompanying notes

                CONTINENTAL MATERIALS CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED OCTOBER 3, 1998 AND SEPTEMBER 27, 1997
                           (Unaudited)
                         (000's omitted)


                                                 OCTOBER 3,    SEPTEMBER 27,
                                                   1998           1997

Net cash provided by operating activities        $  8,135      $    848

Investing activities:
 Capital expenditures                              (4,636)       (2,157)
 Proceeds from sale of property and equipment          37             9
 Investment in mining partnership                     (45)          (87)
Net cash used in investing activities              (4,644)       (2,235)

Financing activities:
 Borrowings under revolving credit facility            --           600
 Long-term borrowings                                  --         2,000
 Repayment of long-term debt                       (1,900)         (750)
 Payment to acquire treasury stock                   (238)           --
Net cash (used) provided by financing activities   (2,138)        1,850

Net increase in cash and cash equivalents           1,353           463
Cash and cash equivalents:
 Beginning of year                                  1,524           379

 End of period                                   $  2,877      $    842



Supplemental disclosures of cash flow items:
Cash paid during the nine months for:
 Interest                                        $    543      $    834
 Income taxes                                       1,218           893










                     See accompanying notes

                CONTINENTAL MATERIALS CORPORATION
          SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
    NOTES TO THE QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS
                  QUARTER ENDED OCTOBER 3, 1998
                           (Unaudited)




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

3.Operating  results for the first nine months of  1998  are  not necessarily indicative of performance for the entire year. Historically, sales of construction materials are higher in the second and third quarters. The sales and gross margins of the heating and air-conditioning segment, affected by weather and a changing product mix, have not produced a consistent pattern in recent years. (See Note 12 of Notes to Consolidated Financial Statements in the Company's 1997 Annual Report.)

4.The following is a reconciliation of the calculation of basic and diluted earnings per share (EPS) for the three and nine months ended October 3, 1998 and September 27, 1997.

                         Three months ended            Nine months ended
                                          Per-                          Per-
                                         share                         share
                      Income  Shares   earnings    Income    Shares   earnings
   October 3, 1998
   Basic EPS          $1,685   1,072   $ 1.57      $3,496    1,074    $ 3.26
   Effect of
   dilutive options       --      25                   --       24
   Diluted EPS        $1,685   1,097   $ 1.54      $3,496    1,098    $ 3.18

   September 27, 1997
   Basic EPS          $1,153   1,103   $ 1.05      $2,131    1,103    $ 1.93
   Effect of
   dilutive options       --      19                   --       19
   Diluted EPS        $1,153   1,122   $ 1.03      $2,131    1,122    $ 1.90


   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operation

  The following discussion provides information which management believes is relevant to an assessment and understanding of the Company's results of operation and financial condition. The discussion should be read in conjunction with the Company's unaudited consolidated interim financial statements and notes thereto and the Company's Annual Report on Form 10-K. This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, investors should carefully consider the various factors identified in this report, which could cause actual results to differ materially from those indicated from such forward-looking statements.

  Financial Condition (See pages 2 and 5)
  Operations for the first nine months of 1998 provided $8,135,000 of cash compared to $848,000 in 1997. A reduction in inventory levels and an increase in payables and accrued expenses combined with higher income to generate the significant increase in cash.

  The Company estimates that its short-term line of credit (none of which was outstanding at October 3, 1998) will be adequate to meet its cash requirements for the foreseeable future. Historically, the Company's borrowings against the short-term line peak during the second quarter and decline over the remainder of the year.

  In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. In February 1998, the
  FASB   issued  SFAS  No.  132, Employers'  Disclosure   about
  Pensions and Other Postretirement Benefits. In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company has not yet adopted these pronouncements, but does not expect that they will have a material impact on the Company's financial position or results of operations.

  Operations  - Comparison of Quarter Ended October  3,  1998  to
  Quarter Ended September 27, 1997 (See page 3)

  Consolidated net sales increased $3,457,000 (13.5%). The construction materials segment reported sales up $675,000 (4.5%), as construction activity along the Front Range in southern Colorado remained strong. The heating and air-conditioning segment sales increased $2,782,000 (26.4%) as hot July weather in the Southwest spurred evaporative cooler sales making up some revenues foregone during the adverse effect of El Nino in the second quarter. The fan coil line also recorded sales gains.

  Consolidated cost of sales (exclusive of depreciation, depletion and amortization) as a percentage of sales decreased from 76.8% to 74.5%. The decrease was due to improved margins in the fan coil product line of the heating and air-conditioning segment and an increase in sales in the construction materials segment.

  Depreciation,   depletion  and  amortization  increased   18.6%
  ($164,000) due to increased capital expenditures.

  Interest expense declined 36.9% ($90,000) due to lower levels of outstanding debt.

  Operations  - Comparison of Nine Months Ended October  3,  1998
  to Nine Months September 27, 1997 (See page 4)

  Net  sales  rose  $6,302,000  (8.5%).   The  increases  in  the
  construction materials segment $5,778,000 (14.9%), and the heating and air-conditioning segment $524,000 (1.5%), were due to the reasons noted above.

  Consolidated   cost  of  sales  (exclusive   of   depreciation,
  depletion and amortization) as a percentage of sales decreased from 77.5% to 75.6% due to the reasons noted above.

  Depreciation,   depletion  and  amortization  increased   17.4%
  ($458,000) due to increased capital expenditures.

  Interest expense declined 28.1% ($210,000) due to the reason noted above.

  Historically,  the  Company  has experienced  operating  losses
  during  the  first  quarter  while  subsequent  quarters   have
  improved over the first quarter's operating results. This historical trend of first quarter operating losses has not occurred in the past three years due to mild weather and a strong construction market in the area served by the construction materials segment. The historical trend is expected to resume at some point in time as sales of construction materials are generally higher in the second through fourth quarters. Sales and gross margins in the heating and air-conditioning segment, affected by weather and a changing product mix, have not produced a consistent pattern in recent years.

  Year 2000 Compliance
  The Year 2000 issue relates to the way computer hardware and software define calendar dates; many use only two digits to represent the year which could cause failures or miscalculations. In addition, many systems and equipment that are not typically thought of as computer-related (referred to as non-IT) contain imbedded hardware or software that may include a time element. The Year 2000 issue can arise at any point in the Company's supply, manufacturing, processing, distribution and financial chains. As a result, the Company is at risk of disruptions to its business operations from possible miscalculations or system failures occurring not only in its own equipment and software, but those occurring in any business or governmental entity that the Company relies on for goods or services.

  The Company has completed a study, with the assistance of external consultants, to evaluate the Company's current internal information and financial systems. The Company concluded that the majority of the existing systems were not Year 2000 compliant. We have therefore undertaken to implement a Year 2000 compliant enterprise resource planning
  (ERP) system to replace all non-compliant systems as well as to modernize and integrate all of the Company's systems. The majority of the hardware utilized by the Company, including all that may be Year 2000 non-compliant, is also being replaced. Work on the project began in the second quarter of 1998 and is expected to be completed during the second quarter of 1999. The cost of the entire project is currently estimated at $3,000,000 including hardware, software, consulting fees and other out-of-pocket expenses. Approximately $1,300,000 has been incurred to date. Funding will be furnished by a lease of approximately $1,500,000 with the balance provided by operating cash flow. The cost of the project is not expected to have a significant negative impact on the Company's future financial results.

  A review has been undertaken, or is in process, to assess and correct Year 2000 issues affecting both our products and the non-IT systems and equipment used in our businesses. At the present time, the Company has not identified any products which would be Year 2000 non-compliant. One phone system has been identified as Year 2000 non-compliant and a resolution is being pursued.

  We rely on third party suppliers for raw materials, water, utilities, transportation and other key services. Interruption to any of their operations due to Year 2000 issues could affect the operations of our Company. We have initiated efforts to ascertain the level of preparedness of this group. We have found some of these entities less willing to provide information concerning their state of readiness. Alternative sources of raw materials and certain other services have been identified, where possible, to help mitigate any impact due to disruptions at any of our key suppliers. While we believe that the steps we have taken should reduce the adverse effect on our Company of any such disruptions, the interdependent nature of the Company and its suppliers, service providers, utilities and governmental agencies is such that a disruption at one or more suppliers could have material adverse consequences.

  We are also dependent upon our customers for sales and cash flow. Year 2000 interruptions in our customers' operations could result in reduced sales, increased inventory or receivable levels and cash flow reductions. While these events are possible, we believe our customer base is broad enough to minimize the affects to our Company of system disruptions at some customers' operations. We are, however, taking steps to contact and monitor the status of our larger customers as a means of determining risks and alternatives.

  At  this  time, we have not learned of any potential  exposures
  from   external,   non-compliant  third  party   suppliers   or
  customers.


   PART II Other Information   -


   Item 6.  Exhibits and Reports on Form 8-K

            (a) Exhibits:

                Exhibit 27: Financial data schedule

            (b) Registrant filed no reports on Form 8-K during the
                quarter ended October 3, 1998.




                            SIGNATURE


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      CONTINENTAL MATERIALS CORPORATION



Date:     November 9, 1998       By:   /S/ Joseph J. Sum
                                     Joseph J. Sum, Vice President
                                     and Chief Financial Officer