Form 10-K
period 1999-01-02
CONTINENTAL MATERIALS CORP
filed 1999-04-02
CIK 24104

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                   (Mark One)

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended January 2, 1999

                                       OR

                |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period
                 from                         to
                      -----------------------     ----------------------

                          Commission file number 1-3834

                        Continental Materials Corporation
             (Exact name of registrant as specified in its charter)


             Delaware                           36-2274391
 (State or other jurisdiction of       (I.R.S. Employer Identification No.)
  incorporation or organization)

     225 West Wacker Drive, Suite 1800                 60606
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

Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X    No
                                                    ----     -----
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will notbe contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value (based on March 26, 1999 closing price) of voting stock held by non-affiliates of registrant: Approximately $21,841,000.

     Number of common shares outstanding at March 26, 1999: 1,057,251.

     Incorporation by reference: Portions of registrant's definitive proxy statement for the 1999 Annual meeting of stockholders to be held on May 26, 1999 into Part III of this Form 10-K. (The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.)

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

The Company operates primarily in two industry segments, the Heating and Air Conditioning segment and the Construction Materials segment. The Heating and Air Conditioning segment is comprised of wall furnaces, console heaters, evaporative coolers and fan coils which are manufactured by Phoenix Manufacturing, Inc. of Phoenix, Arizona and Williams Furnace Co. of Colton, California. The Construction Materials segment is comprised of ready mix concrete, construction aggregates, building supplies and doors which are offered by Castle Concrete Company and Transit Mix Concrete Co. both of Colorado Springs, Colorado, and Transit Mix of Pueblo, Inc. of Pueblo, Colorado.

In addition to the above operating segments, an Other classification is utilized to cover a small real estate operation and the holding costs for certain mining interests that remain from the period the Company maintained significant interests in mining operations. The expenses of the corporate office which provides treasury, insurance and tax services as well as strategic business planning and general management services are not allocated to the segments.

The Company has a 30% interest in Oracle Ridge Mining Partners (ORMP). ORMP is a general partnership that owns an inactive copper mine near Tucson, Arizona. The Company is not the managing partner of ORMP and thus its operations are accounted for on the equity method with the Company's share of ORMP's operations presented in the other income and expense section of the Company's operating statements. See Note 4 on page 19 for further discussion of the Company's accounting for and valuation of the investment in ORMP.

Financial information relating to industry segments appears in Note 13 on pages 23 and 24 of this Form 10-K.

MARKETING, SALES AND SUPPORT
----------------------------

MARKETING

The Heating and Air Conditioning segment markets its products throughout the United States through plumbing, heating and air conditioning wholesale distributors as well as direct to some major retail home-centers and other retail outlets. Fan coils are also sold to HVAC installing contractors and equipment manufacturers for commercial applications. Independent manufacturers' representatives are utilized for all products. The Company also employs and utilizes a small staff of sales and sales support personnel. Sales in this segment are predominantly in the United States and are concentrated in the Western and Southwestern states. Sales of furnaces and console heaters usually increase in the months of September through January. Sales of evaporative coolers usually increase in the months of March through July. Sales of the fan coil product line are more evenly distributed throughout the year although the highest volume typically occurs during the late spring and summer. In order to sell wall furnaces and evaporative coolers during the off season, extended payment terms (dating) are offered to customers.

The Construction Materials segment markets its products primarily through its own direct sales representatives and confines its sales to the Front Range area in southern Colorado. Sales are made to general and sub-contractors, government entities and individuals. Sales are affected by the general economic conditions in the areas serviced (as it relates to construction) and weather conditions. Revenues usually decline in the winter months as the pace of construction slows.

During 1998, no customer accounted for 10% or more of the total sales of the Company.

CUSTOMER SERVICE AND SUPPORT

The Heating and Air Conditioning segment offers parts departments and help lines to assist contractors, distributors and end users in servicing the products. The Company does not perform installation services, nor are maintenance or service contracts offered. In addition, training and product information sessions for the furnace, cooler and fan coil product lines are offered at our plants and other sites for distributors, contractors, utility company employees and other customers. This segment does not derive any revenue from after-sales service and support other than from parts sales. The personnel in the Construction Materials segment routinely take a leadership role in formulation of the products to meet the specifications of the customers.

BACKLOG
-------

The order backlog at January 2, 1999 and January 3, 1998 for the Heating and Air Conditioning segment were as follows:


                                      January 2, 1999               January 3, 1998
                                   ----------------------        ------------------------
     Furnaces                          $     900,000                   $  1,226,000
     Console heaters                         230,000                         74,000
     Evaporative coolers                   1,200,000                      1,500,000
     Fan coil                                860,000                        500,000
                                   ----------------------        ------------------------
     Total                             $   3,190,000                   $  3,300 000
                                   ----------------------        ------------------------
                                   ----------------------        ------------------------

The above backlogs are expected to be filled during the first quarter of 1999.

At January 2, 1999, the Construction Materials segment had a backlog of approximately $1,900,000 ($2,200,000 at January 3, 1998) primarily relating to construction contracts awarded and expected to be filled during the first half of 1999.

Management does not believe that any of the above backlogs represent a trend but rather are indicative only of the timing of orders received or contracts awarded.

RESEARCH AND DEVELOPMENT/PATENTS

In general, the companies rely upon, and intend to continue to rely upon, unpatented proprietary technology and information. However, research and development activities in the Heating and Air Conditioning segment have resulted in a patent related to the Power Cleaning System for the evaporative coolers and patent applications on the configuration of the heat exchanger for furnaces which has increased efficiency above that previously offered by the industry. A patent is pending related to the Company's new combination cooling and heating product. The amounts expended on research and development are not material and are expensed as incurred. The Company believes its interests in its patent applications, as well as its proprietary knowledge, are sufficient for its businesses as currently conducted.

MANUFACTURING

The Company conducts its manufacturing operations through a number of facilities as more completely described in Item 2, Properties, below.

Due to the seasonality of the businesses, furnaces and evaporative coolers build inventory during their off seasons in order to have adequate supplies to sell during the season.

In general, raw materials required by the Company can be obtained from various sources in the quantities desired. The Construction Materials companies have historically purchased most of their cement requirements from a single supplier. These companies experienced some difficulty in obtaining cement during the latter half of 1997 and 1998 but were able to purchase sufficient quantities from non-traditional sources, which will remain available in the future. The Company has no long-term supply contracts and does not consider itself dependent on any individual supplier.

In connection with permits to mine properties in Colorado, the Company is obligated to reclaim the mined areas. In recent years, reclamation costs have had a more significant effect on the results of operations compared to prior years.

COMPETITIVE CONDITIONS

HEATING AND AIR CONDITIONING - The Company is one of five principal companies producing wall furnaces (excluding units sold to the recreational vehicle industry). The wall furnace market is only a small component of the heating industry. The market area is covered from a plant in Colton, California and a warehouse in Ohio. The sales force consists of in-house sales personnel and external manufacturers' representatives. The entire heating industry is dominated by manufacturers (most of which are substantially larger than the Company) selling diversified lines of heating and air conditioning units directed primarily toward central heating and cooling systems.

The Colton plant also manufactures a line of gas fired console heaters. Distribution is similar to wall furnaces with the principal market areas in the South and Southeast. There are six other manufacturers, none of whom is believed to have a dominant share of the market.

Fan coils are also produced at the Colton plant. Fan coil sales are usually obtained through a Competitive bidding process. International Environmental Corp., a subsidiary of LSB Industries, Inc., a manufacturer of a diversified line of commercial and industrial products dominates this market. There are also a number of other companies that produce fan coils. All of the producers compete on the basis of price, ability to meet customers' specific requirements and timeliness of delivery.

The Company manufactures evaporative air coolers at a plant located in Phoenix, Arizona. The cooler market is dominated by Adobe Air. The other principal competitor is Champion/Essick. All producers of evaporative air coolers compete aggressively on the basis of price and service.

CONSTRUCTION MATERIALS - The Company is one of three companies producing ready mix concrete in the Colorado Springs area and one of two companies producing ready mix concrete in the Pueblo area. Although we hold a significant share of both of the markets served, the other competitors compete aggressively on the basis of price, service and product features.

The Company is one of five producers of aggregates in the marketing area served. All producers compete aggressively on the basis of price, quality of material and service.

Metal doors and door frames, rebar reinforcement and other building materials sold in the Colorado Springs and Pueblo metropolitan areas are subject to intense competition from two larger companies from Denver, one large company in Colorado Springs and a number of small local competitors. However, the Company has a slight competitive advantage in that many of our customers also purchase concrete, sand and aggregates from us whereas our competitors for these particular product lines do not offer concrete, sand or aggregates. In addition, our Pueblo location has a slight competitive advantage with respect to the two Denver companies based upon delivery costs.

EMPLOYEES

The Company employed 746 people as of January 2, 1999. Employment varies throughout the year due to the seasonal nature of the businesses. A breakdown of the prior three years employment at year-end by segment was:



                                              1998               1997               1996
                                        --------------     -------------      --------------
Heating and Air Conditioning                 402               367                428
Construction Materials                       332               307                309
Corporate Office                              12                11                 11
                                        --------------     -------------      --------------
                      Total                  746               685                748
                                        --------------     -------------      --------------
                                        --------------     -------------      --------------


The factory employees at the Colton, California plant voted to be represented by the Carpenters Local 721 Union. The Amalgamated Industrial Workers Union had previously represented the workers under a contract that expired in June 1997. Negotiations with the Carpenters Local 721 are ongoing. Certain drivers, laborers and mechanics at the Pueblo facility are represented by the Western Conference of Teamsters under a contract that expires in December 1999.

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

The construction materials segment operates out of five owned facilities in Colorado Springs, Colorado and two-owned facilities in Pueblo, Colorado. Additionally, this segment owns six mining properties in five counties in the vicinity of Colorado Springs and Pueblo, Colorado. In the opinion of management, these six properties contain permitted and minable reserves sufficient to service sand, rock and gravel requirements for the foreseeable future.

The corporate office operates out of leased facilities in Chicago, Illinois.

Item 3.    LEGAL PROCEEDINGS

See Management Discussion and Analysis of Financial Condition and Results of Operations on pages 8 through 11 and Note 6 on page 20 of this Annual Report on Form 10-K.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1998.


                                    PART II


Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

Continental Materials Corporation shares are traded on the American Stock Exchange under the symbol CUO. Market prices for the past two fiscal years are:


                                              HIGH             LOW
                                              ----             ---
1998            Fourth Quarter               $36-1/2         $28-1/2
                Third Quarter                 37-1/4          29-1/4
                Second Quarter                37-3/4          28-3/8
                First Quarter                 28-7/8          25-3/4

1997            Fourth Quarter               $28             $25-11/16
                Third Quarter                 24              20-7/8
                Second Quarter                22-1/4          19-3/4
                First Quarter                 23-5/8          19-1/8

At March 16, 1999, the Company had approximately 2,800 shareholders of record.

The Company has never paid a dividend. The Company's policy is to reinvest earnings from operations, and the Company expects to follow this policy for the foreseeable future.

SELECTED FINANCIAL DATA
(Amounts in thousands, except per share amounts)
------------------------------------------------------------------------------



                                                     1998             1997            1996             1995              1994
                                                 -------------    ------------    -------------    -------------    --------------
SUMMARY OF OPERATIONS
Net sales from continuing operations              $  108,744        $ 98,038        $  91,414          $75,560          $75,294
                                                 -------------    ------------    -------------    -------------    --------------
Earnings from continuing operations
   Before interest, taxes, depreciation
   And amortization (EBITDA)                          11,570           9,224            6,703            3,396            5,899
                                                 -------------    ------------    -------------    -------------    --------------
Net income from continuing
   Operations                                          4,618           3,110            2,355              681            1,849
Net loss from discontinued operation                      --              --               --               --             (464)
                                                 -------------    ------------    -------------    -------------    --------------
Net income                                        $    4,618        $  3,110        $   2,355          $   681          $ 1,385
                                                 -------------    ------------    -------------    -------------    --------------
                                                 -------------    ------------    -------------    -------------    --------------

PER SHARE DATA
Basic EPS:
Continuing operations                             $     4.30        $   2.83        $   2.13        $     .60           $  1.62
Discontinued operation                                  --               --              --               --               (.41)
                                                 -------------    ------------    -------------    -------------    --------------
Net income                                        $     4.30        $   2.83        $   2.13        $     .60           $  1.21
                                                 -------------    ------------    -------------    -------------    --------------
                                                 -------------    ------------    -------------    -------------    --------------
Average shares outstanding during year                 1,074           1,100           1,105            1,135             1,140
                                                 -------------    ------------    -------------    -------------    --------------
                                                 -------------    ------------    -------------    -------------    --------------

Diluted EPS:
Continuing operations                             $     4.21        $   2.78        $   2.11        $     .60         $ 1.62
Discontinued operation                                    --              --              --               --           (.41)
                                                 -------------    ------------    -------------    -------------    --------------
Net income                                        $     4.21        $   2.78        $   2.11        $     .60         $ 1.21
                                                 -------------    ------------    -------------    -------------    --------------
                                                 -------------    ------------    -------------    -------------    --------------
Average shares outstanding during year                 1,098           1,120           1,114            1,135          1,140
                                                 -------------    ------------    -------------    -------------    --------------
                                                 -------------    ------------    -------------    -------------    --------------


FINANCIAL CONDITION
Current ratio                                          1.9:1           2.4:1           2.1:1            2.0:1            2.0:1
Total assets                                      $   63,617        $ 54,355        $ 53,550        $  47,223         $ 48,162
Long-term debt, including current
   Portion                                             6,810           8,300           8,000            4,011            4,923
Shareholders' equity                                  36,238          31,858          29,350           27,281           26,789
Long-term debt to net worth                              .19             .26             .27              .15              .18
Book value per share                              $    33.74        $  28.96        $  26.56        $   24.04         $  23.50


CASH FLOWS
Net cash provided by (used in):
   Operating activities                           $   14,223        $  6,086        $  6,676        $     848         $  7,191
   Investing activities                               (6,899)         (4,239)         (9,174)          (3,751)          (1,884)
   Financing activities                               (1,728)           (702)          1,803            1,199           (3,596)
                                                 -------------    ------------    -------------    -------------    --------------
   Net increase (decrease) in cash and
     Cash equivalents                             $    5,596        $  1,145        $   (695)        $ (1,704)        $ 1,711
                                                 -------------    ------------    -------------    -------------    --------------
                                                 -------------    ------------    -------------    -------------    --------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(References to a "Note" are to Notes to Consolidated Financial Statements)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES


Cash and cash equivalents increased to $7,120,000 at year-end compared to $1,524,000 in the prior year. Operations in 1998 provided $14,223,000 of cash compared to $6,086,000 in 1997 and the $6,676,000 generated in 1996. The increase in net cash generated by operating activities in 1998 was primarily due to higher earnings and an increase in accounts payable and accrued expenses. The decrease in 1997 from the 1996 level was mainly due to a decrease in accounts payable.

The Company made payments to settle product liability claims totaling $1,000,000 in 1996 related to Imeco, Inc., a subsidiary sold in 1993. There are no known product liability claims remaining related to Imeco for which the Company would be liable.

Net cash used in investing activities was $6,899,000 in 1998, $4,239,000 in 1997 and $9,174,000 in 1996. Capital expenditures for 1998, 1997 and 1996, exclusive of the purchase of certain assets of Valco, Inc. (Valco), were $6,464,000, $4,194,000 and $3,222,000, respectively. The capital expenditures were principally to support the continuing strong business demand that has been experienced by the companies in the Construction Materials segment. In addition, the 1998 capital additions include $1,339,000 made toward the computer project discussed more fully under the heading "Year 2000 Compliance." Also during 1998, the Company invested $470,000 to acquire a new product line for the Heating and Air Conditioning Segment. During 1996, the Company acquired substantially all of the assets of Valco's ready-mix concrete and aggregates operation in Pueblo, Colorado for a cash purchase price of $5,148,000 net of $163,000 of accrued liabilities assumed. Concurrent with this purchase, the Company entered into a long-term operating lease to mine aggregates from properties in Pueblo owned by Valco. The lease calls for the Company to pay a production royalty based upon the tons of aggregate mined up to an agreed upon total tonnage, with a minimum annual royalty payment of $300,000. Both the production and minimum royalty are subject to annual inflation adjustments. Transit Mix of Pueblo, Inc. holds and operates the acquired assets. There were no significant commitments for capital expenditures at the end of 1998.

Budgeted capital expenditures for 1999 are approximately $6,000,000 ($3,400,000 for the Construction Materials segment and $2,600,000 for the Heating and Air Conditioning segment), which is $1,400,000 more than planned depreciation. The Construction Materials budget contemplates building projects totaling approximately $480,000, the purchase of approximately $1,300,000 of additional equipment to support the increased business and $250,000 related to the computer project. The Heating and Air Conditioning budget includes approximately $1,370,000 for additional office and warehouse space and $250,000 related to the computer project. The 1999 expenditures will be funded from internal sources, available borrowing or leasing capacity.

Cash invested in Oracle Ridge Mining Partners (ORMP) during 1998, 1997 and 1996 was $52,000, $107,000, and $868,000, respectively. Future cash support related to ORMP should approximate the levels experienced in the last two years.

During 1998, cash of $1,728,000 was used in financing activities. Scheduled long-term debt repayments of $1,900,000 were made during the year and cash of $238,000 was used to acquire 8,030 shares of treasury stock. A capital lease for $440,000 financed software related to the computer project. The scheduled repayments of $30,000 were made against the lease during the year. During 1997, cash of $702,000 was used in financing activities. The Company converted $2,000,000 from the revolving credit facility to term debt to fund certain capital expenditures. Scheduled long-term debt repayments of $1,700,000 were made during the year and the $400,000 balance outstanding on the revolving line of credit at the end of 1996 was repaid. Cash of $602,000 was used to acquire 22,810 shares of treasury stock. During 1996, financing activities provided cash of $1,803,000. The Company made scheduled long-term debt repayments of $1,011,000 and reduced the revolving line of credit by $1,900,000. Cash of $286,000 was used to acquire 20,700 shares of treasury stock. Additional long-term debt borrowings of $5,000,000 were utilized to finance the acquisition of the Pueblo operation.

The Company maintains a credit agreement with two banks. The agreement, as amended in October 1996 and June 1997, provides for a term loan of $9,250,000 ($6,400,000 outstanding at January 2, 1999) and a revolving credit facility of $11,500,000 for funding of seasonal sales programs related to the furnace and evaporative cooler product lines. The line is also used for stand-by letters of credit to insurance carriers in support of self-insured amounts under the Company's insurance program. Borrowings are unsecured and bear interest at prime or an adjusted LIBOR rate.

The Company anticipates the primary source of cash flow in 1999 to be from its operating subsidiaries. This anticipated cash flow, supplemented by the line of credit, will be sufficient to cover normal and expected future cash needs, including servicing debt and planned capital expenditures.

The Company purchases insurance coverage for property loss, workers' compensation, general, product and automobile liability maintaining certain levels of retained risk (self-insured portion). Provisions for both claims and unasserted claims that would be covered under the self-insured portion of the policies are recorded in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies." The accrual for workers' compensation, automobile liability and product liability claims covers occurrences through January 2, 1999.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for the year ended December 30, 2000. The Company has not yet adopted this pronouncement but does not expect that it will have a material impact on the Company's financial position or results of operations.


OPERATIONS
1998 VS. 1997


Consolidated sales increased $10,706,000, or 11%, to $108,744,000. The net sales of the construction materials segment rose $7,190,000 (14%) while the net sales of the heating and air conditioning segment rose $3,516,000 (7%) compared to the previous year. The construction materials segment continued to report gains due to a very strong construction market in the Colorado Springs and Pueblo areas of Colorado. The improvement in the heating and air conditioning segment was due to the combined improvements in the fan coil and furnace lines offset by the decline in evaporative cooler sales. The decline in the evaporative cooler line was the result of the adverse effect of El Nino especially felt during the second quarter of 1998.

The Company experienced a high level of price competition in all of its roduct lines, which the Company expects to continue into 1999. During 1998, inflation was not a significant factor at any of the operations.

Cost of sales (exclusive of depreciation, depletion and amortization), as a percent of sales, improved slightly from 76% to just over 75%. The improvement reflects the increased volume in the fan coil and furnace lines as well as the construction materials segment. Cost of sales were reduced by approximately $361,000 during 1998 and $225,000 during 1997 due to liquidation of LIFO inventory layers carried at costs that were lower than the costs of current purchases.

Depreciation, depletion and amortization increased from $3,493,000 to $3,992,000 due to the increased capital expenditure level the past two years.

Selling and administrative expenses increased $605,000. As a percentage of sales, selling and administrative expense declined from 15% to 14%. The decrease is primarily due to the continued increase in the construction materials segment where these expenses do not increase (or decrease) proportionally with volume.

The increased operating income is principally tied to the improved sales volume.

The decline in interest expense of $336,000 is the result of the lower term loan balance and the strong cash flow, which allowed the earlier than normal payback of the line of credit.

The Company wrote down the investment in ORMP from $600,000 to $100,000 during 1998 and recorded a loss of $52,000 related to on going carrying costs of the property.

The Company's 1998 effective income tax rate on income (34.0%) reflects federal and state statutory rates adjusted for non-deductible and other tax items. See note 11.


OPERATIONS
1997 VS. 1996


Consolidated net sales increased $6,624,000 or 7% to $98,038,000. The net sales of the construction materials segment rose $8,030,000 while the net sales of the heating and air conditioning segment declined $1,406,000 compared to the previous year. The increase in the construction materials segment was due to the October 1996 acquisition of the Pueblo, Colorado operation. Sales of fan coil rose while sales of evaporative coolers declined in large part related to unfavorable weather conditions last summer.

The Company experienced a high level of price competition in all of its product lines. During 1997, inflation was not a significant factor at any of the operations.

Cost of sales (exclusive of depreciation, depletion and amortization) remained relatively constant at 76%. Cost of sales were reduced by approximately $225,000 during 1997 and $140,000 during 1996 due to liquidation of LIFO inventory layers carried at costs that were lower than the costs of current purchases.

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


YEAR 2000 COMPLIANCE


The year 2000 issue relates to the way computer hardware and software define calendar dates; many use only two digits to represent the year which could cause failures or miscalculations. In addition, many systems and equipment that are not typically thought of as "computer-related" (referred to as "non-IT") contain imbedded hardware or software that may include a time element. The Year 2000 issue can arise at any point in the Company's supply, manufacturing, processing, distribution and financial chains. As a result, the Company is at risk of disruptions to its business operations from possible miscalculations or system failures occurring not only in its own equipment and software, but those occurring in any business or governmental entity that the Company relies on for goods or services.

The Company has completed a study, with the assistance of external consultants, to evaluate the Company's current internal information and financial systems. The Company concluded that the majority of the existing systems were not Year 2000 compliant. We have therefore undertaken to implement a Year 2000 compliant enterprise resource planning (ERP) system to replace all non-compliant systems as well as to modernize and integrate all of the Company's systems. The majority of the hardware utilized by the Company, including all that may be Year 2000 non-compliant, has been replaced. Work on the project began in the second quarter of 1998 and is expected to be completed during the third quarter of 1999. The cost of the entire project is currently estimated at $3,000,000 including hardware, software, consulting fees and other out-of-pocket expenses. Approximately $2,500,000 has been incurred to date. Funding will be furnished by a lease of approximately $1,500,000 with the balance provided by operating cash flow. The cost of the project is not expected to have a significant negative impact on the Company's future financial results.

A review has been undertaken to assess and correct Year 2000 issues affecting both our products and non-IT systems and equipment used in our businesses. At the present time, the Company has not identified any products that would be Year 2000 non-compliant.

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


Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                  PAGE
    Financial Statements and Schedule of Continental
     Materials Corporation and report thereon:

    Consolidated statements of operations and
     retained earnings for fiscal years
     1998, 1997 and 1996                                           13

    Consolidated statements of cash flows
     for fiscal years ended 1998, 1997 and 1996                    14

    Consolidated balance sheets at January 2, 1999
     and January 3, 1998                                           15

    Notes to consolidated financial statements                    16-24

    Report of Independent Accountants                              25


CONTINENTAL MATERIALS CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS AND
RETAINED EARNINGS
FOR FISCAL YEARS 1998, 1997 AND 1996
(Amounts in thousands, except per share data)
-----------------------------------------------------------------------------------------------

                                                        1998             1997          1996
                                                    -----------      -----------    ----------
  NET SALES                                           $108,744        $ 98,038       $ 91,414
  COSTS AND EXPENSES
  Cost of sales (exclusive of depreciation,
     depletion and amortization)                        81,881          74,524         68,740
  Depreciation, depletion and amortization               3,992           3,493          2,614
  Selling and administrative                            15,056          14,451         14,483
                                                    -----------      -----------    ----------
  OPERATING INCOME                                       7,815           5,570          5,577
  Interest expense                                        (585)           (921)          (584)
  Equity loss from mining partnership                     (552)           (287)        (1,768)
  Other income, net                                        315             448            280
                                                    -----------      -----------    ----------
  INCOME BEFORE INCOME TAXES                             6,993           4,810          3,505
  Income tax provision                                   2,375           1,700          1,150
                                                    -----------      -----------    ----------
  NET INCOME                                             4,618           3,110          2,355
  Retained earnings, beginning of year                  31,283          28,173         25,818
                                                    -----------      -----------    ----------
                                                    -----------      -----------    ----------
  RETAINED EARNINGS, END OF YEAR                      $ 35,901        $ 31,283       $ 28,173
                                                    -----------      -----------    ----------
                                                    -----------      -----------    ----------

  Basic earnings per share                            $   4.30        $   2.83       $   2.13
                                                    -----------      -----------    ----------
                                                    -----------      -----------    ----------
     Average shares outstanding                          1,074           1,100          1,105
                                                    -----------      -----------    ----------
                                                    -----------      -----------    ----------
  Diluted earnings per share                          $   4.21        $   2.78       $   2.11
                                                    -----------      -----------    ----------
                                                    -----------      -----------    ----------
     Average shares outstanding                          1,098           1,120          1,114
                                                    -----------      -----------    ----------
                                                    -----------      -----------    ----------

    The accompanying notes are an integral part of the financial statements.

  CONTINENTAL MATERIALS CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS FOR FISCAL YEARS 1998, 1997, AND 1996
 (Amounts in thousands)

---------------------------------------------------------------------------------------------------------------------------


                                                                         1998             1997              1996
                                                                     -------------     -----------      ------------
Operating activities:
   Net income                                                         $   4,618          $  3,110         $  2,355
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation, depletion and amortization                             3,992             3,493            2,614
     Deferred income tax (benefit) provision                               (708)              141             (332)
     Provision for doubtful accounts                                        304               264              179
     Gain on disposition of property and equipment                          (42)              (26)             (59)
     Equity loss from mining partnership                                     52               287              988
     Write down of investment in mining partnership                         500                --              780
   Changes in operating assets and liabilities, net of effect of purchase of assets of Valco, Inc.:
     Receivables                                                         (3,243)              437           (1,688)
     Inventories                                                          2,243               891             (191)
     Prepaid expenses                                                       306                (9)            (476)
     Income taxes                                                         1,050              (229)             420
     Accounts payable and accrued expenses                                5,367            (1,818)           2,396
     Other                                                                 (216)             (455)            (310)
                                                                       --------           --------         -------
Net cash provided by operating activities                                14,223             6,086            6,676
                                                                       --------           --------         -------
Investing activities:
     Purchase of assets of Valco, Inc.                                       --                --           (5,148)
     Capital expenditures                                                (6,464)           (4,194)          (3,222)
     Investment in new product line                                        (470)               --               --
     Investment in mining partnership                                       (52)             (107)            (868)
     Proceeds from sale of property and equipment                            87                62               64
                                                                       --------           --------         -------
Net cash used in investing activities                                    (6,899)           (4,239)          (9,174)
                                                                       --------           --------         -------
Financing activities:
     Repayment of revolving credit facility                                  --              (400)          (1,900)
     Long-term borrowings                                                    --             2,000            5,000
     Capital lease obligation                                               440                --               --
     Repayment of long-term debt                                         (1,930)           (1,700)          (1,011)
     Payments to acquire treasury stock                                    (238)             (602)            (286)
                                                                       --------           --------         -------
Net cash (used in) provided by financing activities                      (1,728)             (702)           1,803
                                                                       --------           --------         -------
Net increase (decrease) in cash and cash equivalents                      5,596             1,145             (695)
Cash and cash equivalents:
     Beginning of year                                                    1,524               379            1,074
                                                                       --------           --------         -------
     End of year                                                      $   7,120          $  1,524          $   379
                                                                       --------           --------         -------
                                                                       --------           --------         -------

Supplemental disclosures of cash flow items:
Cash paid during the year for:
     Interest                                                         $     471          $    973          $   520
     Income taxes                                                         2,038             1,793            1,075

       The accompanying notes are an integral part of the financial statements.

CONTINENTAL MATERIALS CORPORATION
CONSOLIDATED BALANCE SHEETS JANUARY 2, 1999 AND JANUARY 3, 1998
(Amounts in thousands except share data)
------------------------------------------------------------------------------

                                                        January 2,                 January 3,
                                                            1999                       1998
                                                  ----------------------     ----------------------
ASSETS
Current assets:
   Cash and cash equivalents                            $    7,120                $     1,524
   Receivables less allowance of $775 and $580              16,821                     13,882
   Inventories                                              12,050                     14,293
   Prepaid expenses                                          2,695                      2,343
                                                   ----------------------     ----------------------
         Total current assets                               38,686                     32,042
                                                   ----------------------     ----------------------
Property, plant and equipment:
   Land and improvements                                     2,200                      2,159
   Buildings and improvements                                9,512                      8,474
   Machinery and equipment                                  55,103                     50,444
   Mining properties                                         2,170                      2,170
   Less accumulated depreciation and depletion             (46,880)                   (43,666)
                                                    ----------------------     ----------------------
                                                            22,105                     19,581
                                                    ----------------------     ----------------------
Other assets:
   Investment in mining partnership                            100                        600
   Other                                                     2,726                      2,132
                                                    ----------------------     ----------------------
                                                             2,826                      2,732
                                                    ----------------------     ----------------------
                                                    ----------------------     ----------------------
                                                        $   63,617                $    54,355
                                                    ----------------------     ----------------------
                                                    ----------------------     ----------------------
LIABILITIES
Current liabilities:
   Current portion of long-term debt                    $    2,526                $     1,900
   Accounts payable                                          5,124                      3,514
   Income taxes                                              1,271                        222
   Accrued expenses:
     Compensation                                            2,707                      1,765
     Reserve for self-insured losses                         3,210                      2,030
     Profit sharing                                          2,108                      1,293
     Reclamation                                             1,495                      1,160
     Other                                                   2,051                      1,565
                                                    ----------------------     ----------------------
         Total current liabilities                          20,492                     13,449
                                                    ----------------------     ----------------------

Long-term debt                                               4,284                      6,400
Deferred income taxes                                        1,670                      1,722
Other long-term liabilities                                    933                        926
Commitments and contingencies (Notes 6 and 9)

SHAREHOLDERS' EQUITY
Common shares, $.50 par value; authorized
   3,000,000 shares; issued 1,326,588 shares                   663                        663
Capital in excess of par value                               3,484                      3,484
Retained earnings                                           35,901                     31,283
Treasury shares, at cost                                    (3,810)                    (3,572)
                                                    ----------------------     ----------------------
                                                            36,238                     31,858
                                                    ----------------------     ----------------------
                                                    ----------------------     ----------------------
                                                        $   63,617                $    54,355
                                                    ----------------------     ----------------------
                                                    ----------------------     ----------------------


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

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of January 2, 1999 and January 3, 1998 and the reported amounts of revenues and expenses during each of the three years in the period ended January 2, 1999. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

INVENTORIES
Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 83% of total inventories at January 2, 1999 (82% at January 3, 1998). The cost of all other inventory is determined by the first-in, first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are carried at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method as follows:

                Buildings...........................10 to 31 years
                Leasehold improvements..............Terms of leases
                Machinery and equipment.............3 to 10 years


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

RESERVE FOR SELF-INSURED LOSSES
The Company's risk management program provides for certain levels of loss retention for workers' compensation, automobile liability and general and product liability claims. The components of the reserve have been recorded in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies" and represent management's best estimate of future liability for both known and unasserted claims based upon the Company's history of claims paid.

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

FISCAL YEAR END
The Company's fiscal year end is the Saturday nearest December 31. Fiscal 1998 and 1996 each consist of 52 weeks while 1997 consists of 53 weeks.

2.   ACQUISITION

On October 21, 1996, the Company acquired substantially all of the assets of Valco, Inc.'s (Valco) ready-mix concrete and aggregates operation in Pueblo, Colorado for a cash purchase price of $5,148,000 net of $163,000 of accrued liabilities assumed. The acquisition has been accounted for under the purchase method and, accordingly, the operating results of the Pueblo operations have been included in the consolidated results since the date of acquisition. The Company formed a new subsidiary, Transit Mix of Pueblo, Inc. to operate this acquisition.

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

Amounts in thousands, except per share amounts:


                                              1996
                                            Unaudited
                                            _________
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

3.   INVENTORIES
     Inventories consisted of the following (amounts in thousands):

                                  January 2,                   January 3,
                                    1999                          1998
                           -----------------------        ----------------------
Finished goods                  $  6,761                      $  8,562
Work in process                 $  1,176                         1,471
Raw materials and supplies         4,113                         4,260
                            -----------------                ------------
                                $ 12,050                      $ 14,293
                            -----------------                ------------
                            -----------------                ------------

If inventories valued on the LIFO basis were valued at current costs, inventories would be higher as follows: 1998--$1,610,000; 1997--$2,340,000;
1996--$2,590,000.

Reduction in inventory quantities during 1998 and 1997 at one of the locations, resulted in liquidation of LIFO inventory layers carried at costs that were lower than the costs of current purchases. These effects were recorded in their respective fourth quarters. In 1998, the effect was to decrease cost of goods sold by approximately $361,000 and to increase net earnings by $224,000 or $.20 per diluted share. In 1997, the effect was to decrease cost of goods sold by approximately $225,000 and to increase net earnings by $140,000 or $.13 per diluted share.

4. INVESTMENT IN MINING PARTNERSHIP The Company has a 30% ownership interest in ORMP, a general partnership which operated a copper mine primarily situated in Pima County, Arizona. The equity method of accounting is used to include 30% of ORMP's income and losses in the Company's consolidated financial statements.

Production at the mine was halted in February 1996. The Partners are attempting to sell the mine. Due to the current low price of copper, it is unlikely that the property will be sold in the near future. In accordance with SFAS No. 121, the investment in mining partnership was written down to management's best estimate of net realizable value, $100,000, as of January 2, 1999. The related impairment loss of $500,000 is included in the $552,000 loss recorded for 1998. During 1997, the Company recorded a loss totaling $287,000 from ORMP, while for 1996, the equity loss was $1,768,000 including an impairment loss of $780,000 to reduce the carrying value to $600,000. The year end values of $100,000 for 1998 and $600,000 for 1997 and 1996, were based on the estimated fair market value of the partnership's property and assets less liabilities at the respective dates. Future cash contributions to ORMP for carrying costs will be expensed when made.

5. LONG-TERM DEBT Long-term debt consisted of the following (amounts in thousands):

                                     January 2,           January 3,
                                        1999                 1998
                                     ----------           -----------
        Unsecured term loan            $6,400                $8,300
        Capital lease                     410                     0
                                     ----------           -----------
                                        6,810                 8,300
        Less current portion            2,526                 1,900
                                     ----------           -----------
                                       $4,284                $6,400
                                     ----------           -----------
                                     ----------           -----------

The unsecured term loan is payable to two banks in semi-annual installments with final principal payment due June 15, 2001. The loan, at the Company's option, bears interest at either prime or an adjusted LIBOR rate.

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

The capital lease is payable in monthly installments through March 2002, with interest at 6.7%.

Aggregate long-term debt matures as follows (amounts in thousands):

                    1999                        $2,526
                    2000                         2,526
                    2001                         1,726
                    2002                            32
                                              --------
                                                $6,810
                                              --------
                                              --------

During 1998 and 1997, the Company had an $11,500,000 unsecured revolving line of credit. The line is with two banks and is used for short-term cash needs and standby letters of credit. Interest was charged at prime or adjusted LIBOR rates on cash borrowings during both years.

The weighted average interest rate was 7.6% for fiscal 1998 and 7.7% for fiscal 1997. There were no outstanding balances against the line as of either January 2, 1999 or January 3, 1998.

At January 2, 1999, the Company had letters of credit outstanding totaling approximately $2,794,000 that primarily collateralize the self-insured losses.

6.   COMMITMENTS AND CONTINGENCIES
The Company is involved in litigation matters related to its continuing business, principally product liability matters related to the gas-fired heating products. In the Company's opinion, none of these proceedings, when concluded, will have a material adverse effect on the Company's results of operations or financial position.

7.   SHAREHOLDERS' EQUITY
Four hundred thousand shares of preferred stock ($.50 par value) are authorized and unissued.

Treasury share activity during 1996, 1997 and 1998 was as follows (dollars in thousands):

                                               Number
                                              of shares         Cost
      Balance at  December 30, 1995            202,677         $2,684
      Purchase of treasury shares               20,700            286
                                              --------        -------
      Balance at December 28, 1996             223,377         $2,970
      Purchase of treasury shares               22,810            602
                                              --------        -------
      Balance at January 3,1998                246,187         $3,572
      Purchase of treasury shares                8,030            238
                                              --------        -------
      Balance at January 2, 1999               254,217         $3,810
                                              --------        -------
                                              --------        -------

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

These 78,000 options represent the only grant under the Company's Plan during the three years ended January 2, 1999. As of January 2, 1999, none of the options had been exercised or lapsed during the period, however one individual who had been granted 12,000 shares left the Company during 1997 without exercising his options. The remaining 66,000 of outstanding options expire on September 25, 2005. There were no options outstanding related to the predecessor plan during the periods.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Plan. Accordingly, no compensation expense has been recognized for its stock-based compensation Plan. Had compensation cost for the Company's Plan been determined based upon the fair value at the grant date for these awards consistent with the methodology proscribed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced by approximately $201,000, or $0.18 per share for 1996. The fair value of the options granted during 1995 is estimated as $5.00 on the date of the grant using the Black-Sholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 30%, risk-free interest rate of 6.05%, and an expected life of five years.

8.   EARNINGS PER SHARE

In 1997, the Company adopted SFAS No. 128, "Earnings Per Share." This pronouncement simplifies the standards for computing earning per share (EPS) and requires the presentation of two amounts, basic and diluted EPS. Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding, adjusted for dilutive common share equivalents attributed to outstanding options to purchase common stock. The Company adopted SFAS 128 for the quarter and year-ended January 3, 1998 and restated EPS for all prior periods reported.

The following is a reconciliation of the calculation of basic and diluted EPS for the years ended 1998, 1997 and 1996.

                                                               Per-share
                                      Income       Shares       earnings
                                     ---------    --------    -----------
       1998
       Basic EPS                      $4,618        1,074        $4.30
                                                                 -----
                                                                 -----
       Effect of dilutive options         --           24
                                      ------        -----
       Diluted EPS                    $4,618        1,098        $4.21
                                      ------        -----        -----
                                      ------        -----        -----
       1997
       Basic EPS                      $3,110        1,100        $2.83
                                                                 -----
                                                                 -----
       Effect of dilutive options         --           20
                                      ------        -----
       Diluted EPS                    $3,110        1,120        $2.78
                                      ------        -----        -----
                                      ------        -----        -----
       1996
       Basic EPS                      $2,355        1,105        $2.13
                                                                 -----
                                                                 -----
       Effect of dilutive options         --            9
                                      ------        -----
       Diluted EPS                    $2,355        1,114        $2.11
                                      ------        -----        -----
                                      ------        -----        -----

9.   RENTAL EXPENSE, LEASES AND COMMITMENTS
The Company leases certain of its facilities and equipment and is required to pay the related taxes, insurance and certain other expenses. Rental expense was $2,435,000, $2,170,000 and $2,223,000 for 1998, 1997, and 1996,
respectively.

Future minimum rental commitments under non-cancelable operating leases for 1999 and thereafter are as follows: 1999--$2,034,000; 2000--$1,723,000;
2001--$1,253,000; 2002--$851,000; 2003--$638,000 and thereafter--$18,091,000.
Included in these amounts is $300,000 per year and approximately $16,041,000 in the "thereafter" amount related to an aggregates lease in conjunction with the Pueblo operation.

The Company also receives annual rental income of $145,000 from a building it owns. The related lease expires in January 2003 and contains renewal options.

10.  RETIREMENT PLANS
As discussed in Note 1, the Company maintains retirement benefit plans for eligible employees. Total plan expenses charged to operations were $2,025,000, $1,228,000 and $1,152,000 in 1998, 1997 and 1996, respectively.

11. INCOME TAXES
The provision (benefit) for income taxes is summarized as follows (amounts in thousands):


                                     1998       1997       1996
                                    -------    -------    -------
          Federal: Current          $ 2,742    $ 1,475    $ 1,378
                  Deferred             (634)       126       (297)
          State:  Current               341         84        104
                  Deferred              (74)        15        (35)
                                    -------    -------    -------
                                    $ 2,375    $ 1,700    $ 1,150
                                    -------    -------    -------
                                    -------    -------    -------

The difference between the tax rate on income for financial statement purposes and the federal statutory tax rate was as follows:

                                                1998     1997     1996
                                              -------   ------   ------
Statutory tax rate                              34.0%    34.0%    34.0%
Percentage depletion                            (3.2)    (3.4)    (4.5)
State income taxes, net of federal benefit       2.3      1.5      1.5
Non-deductible expenses                           .3       .4       .5
Other                                             .6      2.8      1.3
                                              -------   ------   ------
                                                34.0%    35.3%    32.8%
                                              -------   ------   ------
                                              -------   ------   ------

For financial statement purposes, deferred tax assets and liabilities are recorded at a blend of the current statutory federal and states' tax rates --38%. The principal temporary differences and their related deferred taxes are as follows (amounts in thousands):


                                              1998                     1997
                                             -------                 ---------
Reserves for self-insured losses              $ 1,130                  $    681
Deferred compensation                             396                       394
Asset valuation reserves                        1,038                       757
Other                                              40                       112
                                             --------                 ----------
Total deferred tax assets                       2,604                     1,944
                                             --------                 ----------

Depreciation                                    1,873                     1,710
Investment in mining partnership                   52                       271
Other                                             142                       135
                                             --------                 ----------
Total deferred tax liabilities                  2,067                     2,116
                                             --------                 ----------

Net deferred tax asset (liability)           $    537                  $   (172)
                                             --------                 ----------
                                             --------                 ----------

The net current deferred tax assets are $2,208 and $1,550 at year-end 1998 and 1997, respectively, and are included with "Prepaid expenses" on the Consolidated Balance Sheets.

12.  UNAUDITED QUARTERLY FINANCIAL DATA

     The following table provides summarized unaudited quarterly financial data for 1998 and 1997 (amounts in thousands, except per share amounts):



                                                           First            Second           Third            Fourth
                                                          Quarter          Quarter          Quarter          Quarter
                                                        -------------    -------------    -------------    -------------
1998
Net sales                                                 $  22,806        $  28,935         $  29,069       $  27,935
                                                          ---------        ---------         ---------       ---------
                                                          ---------        ---------         ---------       ---------
Gross profit                                              $   4,592        $   5,822         $   6,467       $   6,330
                                                          ---------        ---------         ---------       ---------
                                                          ---------        ---------         ---------       ---------
Depreciation, depletion and amortization                  $   1,020        $   1,029         $   1,045       $     898
                                                          ---------        ---------         ---------       ---------
                                                          ---------        ---------         ---------       ---------
Net income                                                $     579        $   1,232         $   1,685       $   1,123
                                                          ---------        ---------         ---------       ---------
                                                          ---------        ---------         ---------       ---------
Basic income per share                                    $     .54        $    1.15         $    1.57       $    1.05
                                                          ---------        ---------         ---------       ---------
                                                          ---------        ---------         ---------       ---------
Diluted income per share                                  $     .53        $    1.12         $    1.54       $    1.02
                                                          ---------        ---------         ---------       ---------
                                                          ---------        ---------         ---------       ---------


                                                           First            Second           Third            Fourth
                                                          Quarter          Quarter          Quarter          Quarter
                                                        -------------    -------------    -------------    -------------
1997
Net sales                                                $  20,905         $  27,991        $  25,612         $ 23,530
                                                         ----------        ---------        ----------        ---------
                                                         ----------        ---------        ----------        ---------
Gross profit                                             $   3,632         $   5,548        $   5,111         $  5,955
                                                         ----------        ---------        ----------        ---------
                                                         ----------        ---------        ----------        ---------
Depreciation, depletion and amortization                 $     879         $     876        $     881         $    857
                                                         ----------        ---------        ----------        ---------
                                                         ----------        ---------        ----------        ---------
Net (loss) income                                        $     (42)        $   1,020        $   1,153         $    979
                                                         ----------        ---------        ----------        ---------
Basic (loss) income per share                            $    (.04)        $    .93         $    1.05         $    .90
                                                         ----------        ---------        ----------        ---------
                                                         ----------        ---------        ----------        ---------
Diluted (loss) income per share                          $    (.04)        $    .91         $    1.03         $     88
                                                         ----------        ---------        ----------        ---------
                                                         ----------        ---------        ----------        ---------

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

13.  INDUSTRY SEGMENT INFORMATION
In 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 replaces the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information.

The Company is organized along its two principal product lines. Wall furnaces, console heaters, evaporative coolers and fan coils have been aggregated into the Heating and Air Conditioning segment. Ready mix concrete, construction aggregates, building supplies and doors are combined to form the Construction Materials segment. The Heating and Air Conditioning segment produces heating and cooling equipment for residential applications which is sold primarily to wholesale distributors and retail home centers. Fan coils are also sold to HVAC installing contractors and equipment manufacturers for commercial applications. A significant portion of fan coil revenues is dependent upon new hotel construction. Sales are nationwide, but are concentrated in the Southwestern U.S. The Construction Materials segment is involved in the production and sale of concrete and other building materials and the exploration, extraction and sales of construction aggregates. Sales of this segment are confined to the Front Range area in southern Colorado.

The Company evaluates the performance of its segments and allocates resources to them based on operating income and return on investment. Other factors are also considered. Operating income is determined by deducting operating expenses from all revenues. In computing operating income, none of the following has been added or deducted: unallocated corporate expenses, interest, income or loss from unconsolidated investees, other income or loss or income taxes.

The table below presents information about reported segments for the fiscal years 1998, 1997 and 1996 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands).


                                       Heating and          Construction            All            Unallocated
                                     Air conditioning        Materials          Other (a)          Corporate           Total
                                    ------------------     --------------      -------------     --------------     -----------
1998
Revenues from external customers         $ 51,117            $ 57,482            $  145            $      -          $ 108,744
                                    ------------------     --------------      -------------     --------------     -----------
                                    ------------------     --------------      -------------     --------------     -----------
Depreciation, depletion
   and amortization                         1,091               2,862                22                  17              3,992
                                    ------------------     --------------      -------------     --------------     -----------
                                    ------------------     --------------      -------------     --------------     -----------
Segment operating income                    4,183               6,414                41              (2,823)             7,815
                                    ------------------     --------------      -------------     --------------     -----------
                                    ------------------     --------------      -------------     --------------     -----------
Segment assets                             25,628              29,888               183               7,918             63,617
                                    ------------------     --------------      -------------     --------------     -----------
                                    ------------------     --------------      -------------     --------------     -----------
Expenditures for segment assets            1,352                4,994                 -                 118              6,464
                                    ------------------     --------------      -------------     --------------     -----------
                                    ------------------     --------------      -------------     --------------     -----------

1997
Revenues from external
     Customers                           $ 47,601            $ 50,292            $   145           $      -          $  98,038
                                    ------------------     --------------      -------------     --------------     -----------
                                    ------------------     --------------      -------------     --------------     -----------
Depreciation, depletion
    and amortization                        1,085               2,364                 25                 19              3,493
                                    ------------------     --------------      -------------     --------------     -----------
                                    ------------------     --------------      -------------     --------------     -----------
Segment operating income                    3,334               4,975                (97)            (2,642)             5,570
                                    ------------------     --------------      -------------     --------------     -----------
                                    ------------------     --------------      -------------     --------------     -----------
Segment assets                             23,927              27,221                720              2,487             54,355
                                    ------------------     --------------      -------------     --------------     -----------
                                    ------------------     --------------      -------------     --------------     -----------
Expenditures for segment assets             1,191               2,991                  3                  9              4,194
                                    ------------------     --------------      -------------     --------------     -----------
                                    ------------------     --------------      -------------     --------------     -----------
1996
Revenues from external
     customers                           $ 49,007            $ 42,262            $   145           $      -          $  91,414
                                    ------------------     --------------      -------------     --------------     -----------
                                    ------------------     --------------      -------------     --------------     -----------
Depreciation, depletion
     and amortization                       1,055               1,514                 26                 19              2,614
                                    ------------------     --------------      -------------     --------------     -----------
                                    ------------------     --------------      -------------     --------------     -----------
Segment operating income                    4,058               4,455                (56)            (2,880)             5,577
                                    ------------------     --------------      -------------     --------------     -----------
                                    ------------------     --------------      -------------     --------------     -----------
Segment assets                             26,908              24,266                738              1,638             53,550
                                    ------------------     --------------      -------------     --------------     -----------
                                    ------------------     --------------      -------------     --------------     -----------
Expenditures for segment assets               491               2,692                 26                 13              3,222
                                    ------------------     --------------      -------------     --------------     -----------
                                    ------------------     --------------      -------------     --------------     -----------

(a) All Other represents segments below the quantitative thresholds. The segments include a small real estate operation and the holding costs for certain mining interests that remain from the period the Company maintained significant interests in mining operations.

All long-lived assets are in the United States and no customer accounts for 10% or more of consolidated revenue.

REPORT OF INDEPENDENT ACCOUNTANTS
To the Shareholders and Board of Directors of Continental Materials Corporation


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and retained earnings and cash flows present fairly, in all material respects, the financial position of Continental Materials Corporation and Subsidiaries at January 2, 1999 and January 3, 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                                  PricewaterhouseCoopers LLP

Chicago, Illinois
March 3, 1999

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes of accountants and/or disagreements on any matter of accounting principle or financial statement disclosure during the past 24 months which would require a filing under Item 9.



                                    PART III

Part III has been omitted from this 10-K Report since Registrant will file, not later than 120 days following the close of its fiscal year ended January 3, 1998, its definitive 1999 proxy statement. The information required by
Part III will be included in that proxy statement and such information is hereby incorporated by reference, but excluding the information under the headings "Compensation Committee Report" and "Comparison of Total Shareholders' Return".

                                    PART IV


Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K

(a) 1      Financial statements required by Item 14 are included in Item 8 of
           Part II.

(a) 2 The following is a list of financial statement schedules filed as part of this Report:

                   Report of Independent Accountants


                   Schedule II Valuation and Qualifying Accounts & Reserves For the Fiscal Years 1998, 1997 and 1996

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

Exhibit 10b Acquisition Agreement Between Valco Properties, Ltd. And Continental Materials Corporation filed as Exhibit 2A to Form 8-K for the month October 1996, incorporated herein by reference.

Exhibit 10c Non-Competition and Non-Disclosure Agreement by Valco, Inc. And Thomas E. Brubaker in favor of Continental Materials Corporation filed as Exhibit 2B to Form 8-K for the month of October 1996, ental Materials Corporation filed as Exhibit 2C to Form 8-K for the month of October 1996, incorporated herein by reference.

Exhibit 10d Fee Sand and Gravel Lease Between Valco, Inc. and Continental Materials Corporation filed as Exhibit 2C to Form 8-K for the month of October 1996, herein incorporated by reference.

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

Exhibit 21    Subsidiaries of Registrant (filed herewith).

Exhibit 23    Consent of Independent Accountants (filed herewith).

Exhibit 27.1  Financial Data Schedule (filed herewith).

Exhibit 27.2  Financial Data Schedule Restated (filed herewith).

Exhibit 28 Continental Materials Corporation Employees Profit Sharing Retirement Plan on Form 11-K for the year ended December 31, 1998 (to be filed by amendment).

* - Compensatory plan or arrangement

(b)             Reports on Form 8-K:

                No reports on Form 8-K were filed during the quarter ended January 2, 1999.

                                    SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CONTINENTAL MATERIALS CORPORATION
                                        ----------------------------------
                                                   Registrant

                                          By:       /S/ Joseph J. Sum
                                                 ----------------------
                                                       Joseph J. Sum,
                                                    Vice President, Finance

Date:  March 30, 1999

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             SIGNATURE                                      CAPACITY(IES)                                 DATE
-------------------------------------            ------------------------------------            -----------------------

/S/ James G. Gidwitz
-------------------------------------
     James G. Gidwitz                                  Chief Executive Officer
                                                           and a Director                            March 30, 1999

/S/ Joseph J. Sum
-------------------------------------
     Joseph J. Sum                                         Vice President
                                                           and a Director                            March 30, 1999

/S/ Mark S. Nichter
-------------------------------------
     Mark S. Nichter                                  Secretary and Controller                       March 30, 1999

/S/ Thomas H. Carmody
-------------------------------------
      Thomas H. Carmody                                       Director                               March 30, 1999

/S/ Betsy R. Gidwitz
-------------------------------------
     Betsy R. Gidwitz                                         Director                               March 30, 1999

/S/ Ralph W. Gidwitz
-------------------------------------
      Ralph W. Gidwitz                                        Director                               March 30, 1999

/S/ Ronald J. Gidwitz
-------------------------------------
      Ronald J. Gidwitz                                       Director                               March 30, 1999

/S/ William G. Shoemaker
-------------------------------------
     William G. Shoemaker                                     Director                               March 30, 1999

/S/ Theodore R. Tetzlaff
-------------------------------------
     Theodore R. Tetzlaff                                     Director                               March 30, 1999

/S/ Darrell M. Trent
-------------------------------------
     Darrell M. Trent                                         Director                               March 30, 1999


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

                                            PRICEWATERHOUSECOOPERS LLP



Chicago, Illinois
March 3, 1999

                       CONTINENTAL MATERIALS CORPORATION
     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (c) (d)

                   for the fiscal years 1998, 1997 and 1996


       COLUMN A                 COLUMN B           COLUMN C(1)          COLUMN D          COLUMN E
                               Balance at           Additions
                              Beginning of         Charged to         Deductions -     Balance at End
     Description                Period              Costs and          Describe           of Period
                                                    Expenses
----------------------        ------------         ----------         ------------     ---------------
YEAR 1998
Allowance for doubtful        $580,000             $304,000           $109,000(a)      $775,000
accounts
                              ------------         ----------         ------------     ---------------
                              ------------         ----------         ------------     ---------------
Inventory valuation reserve   $233,000             $667,000           $396,000         $504,000
                              ------------         ----------         ------------     ---------------
                              ------------         ----------         ------------     ---------------
YEAR 1998
Allowance for doubtful        $373,000             $264,000           $ 57,000(a)      $580,000
accounts
                              ------------         ----------         ------------     ---------------
                              ------------         ----------         ------------     ---------------
Inventory valuation reserve   $404,000             $203,000           $374,000(b)      $233,000
                              ------------         ----------         ------------     ---------------
                              ------------         ----------         ------------     ---------------
YEAR 1996
Allowance for doubtful        $260,000             $199,000           $ 86,000(a)      $373,000
accounts
                              ------------         ----------         ------------     ---------------
                              ------------         ----------         ------------     ---------------
Inventory valuation reserve   $236,000             $310,000           $142,000(b)      $404,000
                              ------------         ----------         ------------     ---------------
                              ------------         ----------         ------------     ---------------

    Notes:

    (a) Accounts written off, net of recoveries.

    (b) Amounts written off upon disposal of assets.

    (c) Reserve deducted in the balance sheet from the asset to which it applies.

    (d) Column C(2) has been omitted as the answer would be "none."