Form 10-Q
period 1999-04-03
CONTINENTAL MATERIALS CORP
filed 1999-05-17
CIK 24104

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


              (Mark One)

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ending April 3, 1999

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

                           Yes      X        No

Number of common shares outstanding at April 11, 1999    1,043,963


              THE EXHIBIT FILED WITH THIS REPORT IS ON PAGE 8


                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                     CONTINENTAL MATERIALS CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     APRIL 3, 1999 and JANUARY 2, 1999
                                (Unaudited)
                     (000's omitted except share data)

                                                  APRIL 3,      JANUARY 2,
                                                  1999          1999
ASSETS
Current assets:
 Cash and cash equivalents                        $      --     $   7,120
 Receivables, net                                    16,361        16,821
 Inventories:
  Finished goods                                      8,761         6,761
  Work in process                                     1,430         1,176
  Raw materials and supplies                          6,254         4,113
 Prepaid expenses                                     2,945         2,695
   Total current assets                              35,751        38,686

Property, plant and equipment, net                   22,694        22,105
Other assets:
 Investment in mining partnership                       100           100
 Other                                                2,760         2,726
                                                  $  61,305     $  63,617

LIABILITIES
Current liabilities:
 Current portion of long-term debt                $   2,554     $   2,526
 Accounts payable and accrued expenses               14,904        16,695
 Income taxes                                           878         1,271
   Total current liabilities                         18,336        20,492

Long-term debt                                        4,307         4,284
Deferred income taxes                                 1,670         1,670
Other long-term liabilities                             982           933

SHAREHOLDERS' EQUITY
Common shares, $0.50 par value; authorized
 3,000,000; issued 1,326,588                            663           663
Capital in excess of par value                        3,484         3,484
Retained earnings                                    36,635        35,901
Treasury shares, 278,125 and 254,217, at cost        (4,772)       (3,810)
                                                     36,010        36,238

                                                  $  61,305     $  63,617



                          See accompanying notes
                                     2



                     CONTINENTAL MATERIALS CORPORATION
        CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
        FOR THE THREE MONTHS ENDED APRIL 3, 1999 AND APRIL 4, 1998
                                (Unaudited)
                 (000's omitted except per share amounts)


                                            APRIL 3,    APRIL 4,
                                            1999        1998

Net sales                                   $ 24,332    $ 22,806

Costs and expenses:
 Cost of sales (exclusive of depreciation,
  depletion and amortization)                 18,375      17,278
 Depreciation, depletion and amortization      1,087       1,020
 Selling and administrative                    3,778       3,510
                                              23,240      21,808

Operating income                               1,092         998

Interest                                         (67)       (172)
Equity loss from mining partnership               --         (19)
Other income, net                                105          84

Income before income taxes                     1,130         891

Provision for income taxes                       396         312

 Net income                                      734         579

Retained earnings, beginning of period        35,901      31,283

Retained earnings, end of period            $ 36,635    $ 31,862

Basic earnings per share                    $    .69    $    .54

     Average shares outstanding                1,061       1,077

Diluted earnings per share                  $    .68    $    .53

     Average shares outstanding                1,086       1,099





                          See accompanying notes
                                     3



                    CONSOLIDATED MATERIALS CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED APRIL 3, 1999 AND APRIL 4, 1998
                                (Unaudited)
                              (000's omitted)

                                                 APRIL 3,    APRIL 4,
                                                 1999        1998

Net cash used by operating activities            $(4,572)    $(1,673)

Investing activities:
 Capital expenditures                             (1,636)       (637)
 Proceeds from exercise of stock options              78          --
 Proceeds from sale of property and equipment         --          32
 Investment in mining partnership                     --         (19)
Net cash used in investing activities             (1,558)       (624)

Financing activities:
 Borrowings under revolving credit facility           --       1,000
 Capital lease obligation                            101          --
 Repayment of long term debt                         (50)         --
 Payment to acquire treasury stock                (1,041)       (142)
Net cash (used) provided by financing activities    (990)        858

Net decrease in cash and cash equivalents         (7,120)     (1,439)
Cash and cash equivalents:
 Beginning of period                               7,120       1,524

 End of period                                   $    --     $    85


Supplemental disclosures of cash flow items:
Cash paid during the three months for:
 Interest                                        $   240     $   175
 Income taxes                                        774          93










                          See accompanying notes
                                     4



                     CONTINENTAL MATERIALS CORPORATION
               SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
         NOTES TO THE QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS
                        QUARTER ENDED APRIL 3, 1999
                                (Unaudited)



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

3.Operating results for the first three months of 1999 are not necessarily indicative of performance for the entire year. Historically, sales of construction materials are higher in the second and third quarters. Overall, sales of heating and air conditioning products have not shown strong seasonal fluctuations in recent years although product mix has historically yielded higher gross profit margins in the fourth quarter. (See Note 12 of Notes to Consolidated Financial Statements in the Company's 1998 Annual Report.)

4.The following is a reconciliation of the calculation of basic and diluted earnings per share (EPS) for the three months ended April 3, 1999 and April 4, 1998.

                                                              Per-share
                                         Income               earnings
                                         (loss)     Shares    (loss)
        April 3, 1999
        Basic EPS                        $  734     1,061     $   .69
        Effect of dilutive options           --        25
        Diluted EPS                      $  734     1,086     $   .68

        April 4, 1998
        Basic EPS                        $  579     1,077     $   .54
        Effect of dilutive options           --        22
        Diluted EPS                      $  579     1,099     $   .53


5.The following table presents information about reported segments for the three months ended April 3, 1999 and April 4, 1998 along with the items necessary to reconcile the segment information to the totals reported in the financial statements.




                                     5

                     Heating
                     and Air       Construction  All    Unallocated
                     Conditioning  Materials     Other  Corporate    Total
1999
Revenues from
external customers   $10,132       $14,162       $  36  $     2      $24,332
Segment operating
income                   354         1,444          11     (717)       1,092
Segment assets        28,416        31,035         173    1,681       61,305

1998
Revenues from
external customers   $10,332       $12,438       $  36  $     -      $22,806
Segment operating
income                   488         1,151          10     (651)         998
Segment assets        27,094        27,616         731    1,567       57,008


There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last annual report.

6.On April 14,1999, the Company's Board of Directors approved a 1-for-50 reverse stock split to be immediately followed by a 100-for-1 forward stock split. The splits are subject to shareholder approval. If approved, the stock splits would occur following the market close on June 7, 1999, or as soon thereafter as practicable.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


   Financial Condition (See pages 2 and 4)

   Operations for the first three months of 1999 used $4,572,000 in cash compared to $1,673,000 in 1998. The increase in cash used is mainly attributed to changes in accounts receivable, inventories and accrued expense and payables balances. The decrease in the accounts receivable and increase in liability balances is largely due to the timing of receipts and payments, while the increase in inventories reflects the build up of inventory levels in the heating and air conditioning segment related to abnormally low levels of furnaces at 1998 year end.

   The Company estimates that its short-term line of credit (of which none was outstanding at April 3, 1999) will be adequate to meet its cash requirements for the foreseeable future. Historically, the Company's borrowings against the short-term line peak during the second quarter and decline over the remainder of the year.


   Operations - Comparison of Quarter Ended April 3, 1999 to Quarter Ended April 4, 1998 (See page 3)

   Consolidated net sales increased $1,526,000 (6.7%). The construction materials segment accounted for the entire increase, $1,724,000 (13.9%), which can be attributed to mild weather and the continuing high level of construction activity along the Front Range in southern Colorado. A small decrease in the sales of the heating and air conditioning segment, $200,000 (2.0%), dampened the overall growth.


                                     6



   Consolidated cost of sales (exclusive of depreciation and depletion) as a percentage of sales decreased slightly from 75.8% to 75.5%. The decrease was due to the improved sales in the construction materials segment.

   Selling and administrative expenses increased $268,000 (7.6%) and as a percentage of sales from 15.4% to 15.5%. The slight increase in percentage is related to the introduction of a new combination cooling and heating product.

   Although, historically, the Company has experienced operating losses during the first quarter, this pattern has changed in recent years mainly due to the strong performance of the construction materials segment which has benefited from the continuing strong economy and mild weather along the Front Range of southern Colorado. Additionally, the fan coil product line, of the heating and air conditioning segment, continues to grow and shows little seasonality.


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

   The Company has completed a study, with the assistance of external consultants, to evaluate the Company's current internal information and financial systems. The Company concluded that the majority of the existing systems were not Year 2000 compliant. We have therefore undertaken to implement a Year 2000 compliant enterprise resource planning (ERP) system to replace all non-compliant systems as well as to modernize and integrate all of the Company's systems. The majority of the hardware utilized by the Company, including all that may be Year 2000 non-compliant, has been replaced. Work on the project began in the second quarter of 1998 and is expected to be completed during the third quarter of 1999. The cost of the entire project is currently estimated at $3,300,000 including hardware, software, consulting fees and other out-of-pocket expenses. Approximately $2,800,000 has been incurred to date. Funding will be furnished by a lease of approximately $1,500,000 with the balance provided by operating cash flow. The cost of the project is not expected to have a significant negative impact on the Company's future financial results.

   A review has been undertaken to assess and correct Year 2000 issues affecting both our products and non-IT systems and equipment used in our businesses. At the present time, the Company has not identified any products that would not be Year 2000 compliant.

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

                                     7



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



PART II - Other Information

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

          Exhibit 27:  Financial data schedule

          (b) Registrant filed no reports on Form 8-K during the quarter ended April 3, 1999.




                                 SIGNATURE



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CONTINENTAL MATERIALS CORPORATION




Date:     May 13, 1999      By:   /S/ Joseph J. Sum
                                  Joseph J. Sum, Vice President
                                  and Chief Financial Officer

                                     8