Form 10-Q
period 1999-07-03
CONTINENTAL MATERIALS CORP
filed 1999-08-13
CIK 24104

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

         (Mark One)

            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ending JULY 3, 1999

                                       OR

            [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from________________ to__________

                          Commission File number 1-3834

                        CONTINENTAL MATERIALS CORPORATION
          ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                             36-2274391
----------------------------------------     ------------------------------
       (State or other jurisdiction of     (I.R.S. Employer Identification No.)
       incorporation or organization)


          225 WEST WACKER DRIVE, SUITE 1800, CHICAGO, ILLINOIS 60606
          ----------------------------------------------------------
                    (Address of principal executive office)
                                   (Zip Code)


                                 (312) 541-7200
          ----------------------------------------------------------
               (Registrant's telephone number, including area code)


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

                               Yes      X        No
                                     -------        -------

Number of common shares outstanding at August 8, 1999..............   1,995,217


                   THE EXHIBIT FILED WITH THIS REPORT IS ON PAGE 10

                       PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      CONTINENTAL MATERIALS CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                        JULY 3, 1999 and JANUARY 2, 1999
                                 (Unaudited)
                       (000's omitted except share data)


                                                         JULY 3,           JANUARY 2,
                                                          1999                1999
                                                      -------------       ------------
                  ASSETS
Current assets:
   Cash and cash equivalents                            $       --         $    7,120
   Receivables, net                                         21,438             16,821
   Inventories:
     Finished goods                                          7,444              6,761
     Work in process                                         1,112              1,176
     Raw materials and supplies                              6,935              4,113
   Prepaid expenses                                          3,109              2,695
                                                        ----------         ----------
      Total current assets                                  40,038             38,686
                                                        ----------         ----------

Property, plant and equipment, net                          24,992             22,105
                                                        ----------         ----------
Other assets:
   Investment in mining partnership                            100                100
   Other                                                     2,595              2,726
                                                        ----------         ----------
                                                          $ 67,725          $  63,617
                                                        ==========         ==========

                  LIABILITIES
Current liabilities:
   Bank loan payable                                     $   4,500     $           --
   Current portion of long-term debt                         2,576              2,526
   Accounts payable and accrued expenses                    17,253             16,695
   Income taxes                                                501              1,271
                                                        ----------         ----------
      Total current liabilities                             24,830             20,492
                                                        ----------         ----------

Long-term debt                                               3,164              4,284
Deferred income taxes                                        1,457              1,670
Other long-term liabilities                                  2,206                933

                  SHAREHOLDERS' EQUITY
Common shares, $0.25 par value; authorized
   3,000,000; issued 2,574,264                                 643                663
Capital in excess of par value                               1,954              3,484
Retained earnings                                           38,674             35,901
Treasury shares, 579,047 and 508,434, at cost               (5,203)            (3,810)
                                                        ----------         ----------
                                                            36,068             36,238
                                                        ----------         ----------
                                                          $ 67,725          $  63,617
                                                        ==========         ==========


                             See accompanying notes

                        CONTINENTAL MATERIALS CORPORATION
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
             FOR THE THREE MONTHS ENDED JULY 3, 1999 AND JULY 4, 1998
                                   (Unaudited)
                     (000's omitted except per share amounts)


                                                        JULY 3,               JULY 4,
                                                         1999                  1998
                                                      -------------        ------------

Net sales                                              $   31,253            $  28,935
                                                      -------------        ------------
Costs and expenses:
   Cost of sales (exclusive of depreciation,
     depletion and amortization)                           22,442               22,168
   Depreciation, depletion and amortization                 1,243                1,029
   Selling and administrative                               4,207                3,699
                                                      -------------        ------------
                                                           27,892               26,896
                                                      -------------        ------------

Operating income                                            3,361               2,039

Interest                                                     (149)               (212)
Equity loss from mining partnership                           (21)                (19)
Other income, net                                              81                  87
                                                      -------------        ------------
Income before income taxes                                  3,272               1,895

Provision for income taxes                                  1,233                 663
                                                      -------------        ------------
   Net income                                               2,039               1,232

Retained earnings, beginning of period                     36,635              31,862
                                                      -------------       -------------
Retained earnings, end of period                       $   38,674          $   33,094
                                                      =============       =============
Basic earnings per share                               $      .99          $      .58
                                                      =============       =============
    Average shares outstanding                              2,060               2,146
                                                      =============       =============
Diluted earnings per share                             $      .97          $      .56
                                                      =============       =============
    Average shares outstanding                              2,108               2,198
                                                      =============       =============


                             See accompanying notes

                        CONTINENTAL MATERIALS CORPORATION
             CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
               FOR THE SIX MONTHS ENDED JULY 3, 1999 AND JULY 4, 1998
                                  (Unaudited)
                     (000's omitted except per share amounts)


                                                           JULY 3,              JULY 4,
                                                            1999                 1998
                                                      ------------------   ------------------
Net sales                                                $    55,585          $    51,741
                                                        -------------        -------------
Costs and expenses:
    Cost of sales (exclusive of depreciation,
     depletion and amortization)                              40,817               39,446
    Depreciation, depletion and amortization                   2,330                2,049
    Selling and administrative                                 7,985                7,209
                                                        -------------        -------------
                                                              51,132               48,704
                                                        -------------        -------------
Operating income                                               4,453                3,037

Interest                                                        (216)                (384)
Equity loss from mining partnership                              (21)                 (38)
Other income, net                                                186                  171
                                                        -------------        -------------

Income before income taxes                                     4,402                2,786

Provision for income taxes                                     1,629                  975
                                                        -------------        -------------
Net income                                                     2,773                1,811

Retained earnings, beginning of period                        35,901               31,283
                                                        -------------        -------------
Retained earnings, end of period                          $   38,674           $   33,094
                                                        =============        =============
Basic earnings per share                                  $     1.33           $      .84
                                                        =============        =============
     Average shares outstanding                                2,091                2,150
                                                        =============        =============
Diluted earnings per share                                $     1.30           $      .83
                                                        =============        =============
     Average shares outstanding                                2,138                2,198
                                                        =============        =============


                             See accompanying notes

                         CONSOLIDATED MATERIALS CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JULY 3, 1999 AND JULY 4, 1998
                                   (Unaudited)
                                 (000's omitted)


                                                                            JULY 3,                  JULY 4,
                                                                              1999                    1998
                                                                         --------------           -------------
Net cash used by operating activities                                     $   (2,477)                $    (257)

Investing activities:
   Capital expenditures                                                       (5,125)                   (1,812)
   Proceeds from sale of property and equipment                                   16                        36
   Investment in mining partnership                                              (21)                      (38)
                                                                          -------------              -----------
Net cash used in investing activities                                         (5,130)                   (1,814)
                                                                          -------------              -----------
Financing activities:
   Borrowings under revolving credit facility                                  4,500                     2,500
   Capital lease obligation                                                       203                       --
   Repayment of long term debt                                                (1,273)                     (950)
   Proceeds from exercise of stock options                                        78                        --
   Payment to acquire treasury stock                                          (1,471)                     (238)
   Payment to purchase and cancel stock                                       (1,550)                       --
                                                                          -------------              -----------
Net cash (used) provided by financing activities                                 487                     1,312
                                                                          -------------              -----------
Net decrease in cash and cash equivalents                                     (7,120)                     (759)
Cash and cash equivalents:
   Beginning of period                                                         7,120                     1,524
                                                                          -------------              -----------
   End of period                                                          $       --                 $     765
                                                                          =============              ===========

Supplemental disclosures of cash flow items:
Cash paid during the three months for:
   Interest                                                                $     329                  $    378
   Income taxes                                                                1,606                       293


                             See accompanying notes

                        CONTINENTAL MATERIALS CORPORATION
                   SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
              NOTES TO THE QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS
                            QUARTER ENDED JULY 3, 1999
                                  (Unaudited)

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

2. The provision for income taxes is based upon the estimated effective tax rate for the year.

3. Operating results for the first six months of 1999 are not necessarily indicative of performance for the entire year. Historically, sales of construction materials are higher in the second and third quarters. Overall, sales of heating and air conditioning products have not shown strong seasonal fluctuations in recent years although product mix has historically yielded higher gross profit margins in the fourth quarter. (See Note 12 of Notes to Consolidated Financial Statements in the Company's 1998 Annual Report.)

4. The following is a reconciliation of the calculation of basic and diluted earnings per share (EPS) for the three and six months ended July 3, 1999 and July 4, 1998. Amounts in thousands except per share data.


                                                Three months ended                             Six months ended
                                     -----------------------------------------     -----------------------------------------
                                                                   Per-share                                     Per-share
                                       Income         Shares        earnings         Income         Shares        earnings
                                     ------------    ----------    -----------     ------------    ----------    -----------
     July 3, 1999
     Basic EPS                           $2,039          2,060          $ .99          $2,773          2,091         $ 1.33
                                                                   ===========                                   ===========
     Effect of dilutive options              --             48                             --             47
                                     ------------    ----------                    ------------    ----------
     Diluted EPS                         $2,039          2,108          $ .97          $2,773          2,138         $ 1.30
                                     ============    ==========    ===========     ============    ==========    ===========

     July 4, 1998
     Basic EPS                           $1,232          2,146          $ .58          $1,811          2,150          $ .84
                                                                   ===========                                   ===========
     Effect of dilutive options              --             52                             --             48
                                     ------------    ----------                    ------------    ----------
     Diluted EPS                         $1,232          2,198          $ .56          $1,811          2,198          $ .83
                                     ============    ==========    ===========     ============    ==========    ===========


     Following the market close on June 7,1999, the Company effected a 1-for-50 reverse stock split immediately followed by a 100-for-1 forward stock split. Shares and Earnings per share figures for all periods shown in the table, reflect this split.

5. The following table presents information about reported segments for the six month and three month periods ended July 3,1999 and July 4, 1998 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands).


                                Heating and Air     Construction                     Unallocated
                                 Conditioning        Materials        All Other       Corporate        Total
                                --------------      -----------       ---------      -----------      -------
1999
SIX MONTHS
Revenues from external
customers                          $ 25,969           $29,541           $ 72             $   3        $55,585
Operating income                      2,025             3,872             22            (1,466)         4,453
Assets                               31,351            34,216            148             2,010         67,725

THREE MONTHS
Revenues from external
customers                            15,837            15,379             36                 1         31,253
Operating income                      1,671             2,428             11              (749)         3,361

1998
SIX MONTHS
Revenues from external
customers                          $ 22,740           $28,929           $ 72             $  --        $51,741
Operating income                        753             3,509             21            (1,246)         3,037
Assets                               26,384            30,090            714             2,605         59,793

THREE MONTHS
Revenues from external
customers                            12,408            16,491             36                --         28,935
Operating income                        292             2,328             11              (592)         2,039



There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last annual report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

       FINANCIAL CONDITION (SEE PAGES 2 AND 4)

       Operations for the first six months of 1999 used $2,477,000 in cash compared to $257,000 in 1998. The increase in cash used is mainly attributed to an increase in inventories reflecting the build up in the heating and air conditioning segment related to abnormally low levels of furnaces at 1998 year end.

       The Company estimates that its short-term line of credit (of which $4,500,000 was outstanding at July 3, 1999) will be adequate to meet its cash requirements for the foreseeable future. Historically, the Company's borrowings against the short-term line peak during the second quarter and decline over the remainder of the year.

       OPERATIONS - COMPARISON OF QUARTER ENDED JULY 3, 1999 TO QUARTER ENDED JULY 4, 1998 (SEE PAGE 3)

       Consolidated net sales increased $2,318,000 (8%). The heating and air conditioning segment accounted for the entire increase, $3,429,000 (27.6%), which can be attributed to favorable weather for the heating products, strong sales of the fan coil product line and an improvement in the evaporative cooler market from the prior year level. A $1,112,000 decline in the construction materials segment is attributable to inclement weather during April. Construction activity along the Front Range in southern Colorado, however, remains strong.

       Consolidated cost of sales (exclusive of depreciation and depletion) as a percentage of sales decreased from 76.8% to 71.8%. The decrease was realized by both segments and is due to the improved sales as well as cost containment measures.

       Selling and administrative expenses increased $508,000 (13.7%) and as a percentage of sales from 12.8% to 13.5%. The increase in percentage is related compensation matters and higher consulting fees.

       Interest expense declined reflecting the lower levels of outstanding debt.

       The historical pattern of operating losses during the first quarter followed by stronger second and third quarters with a slight decline during the fourth quarter has changed in recent years. The main causes are the strong performance of the construction materials segment which has benefited from the continuing strong economy and mild winter weather along the Front Range of southern Colorado. Additionally, the fan coil product line of the heating and air conditioning segment continues to grow and shows little seasonality.

       OPERATIONS - COMPARISON OF SIX MONTHS ENDED JULY 3, 1999 TO SIX MONTHS JULY 3, 1998 (SEE PAGE 4)

       Net sales rose $3,844,000 (7.4%). The increase in the heating and air conditioning segment, $3,229,000 was due to the reasons noted above. The $612,000 increase in the construction materials segment can be attributed to mild weather and the continuing high level of construction activity along the Front Range in southern Colorado slightly offset by the results for April as noted above.

       Consolidated cost of sales (exclusive of depreciation and depletion) as a percentage of sales decreased from 76.2% to 73.4%. The decrease was realized by both segments and is due to the reasons noted above.

       Selling and administrative expenses increased $776,000 (10.8%) and as a percentage of sales from 13.9% to 14.4%. The increase in percentage is related to the introduction of a new combination cooling and heating product as well as the reasons noted above.

       Interest expense declined due to the reason noted above.

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

       The Company has completed a study, with the assistance of external consultants, to evaluate the Company's current internal information and financial systems. The Company concluded that the majority of the existing systems were not Year 2000 compliant. We have therefore undertaken to implement a Year 2000 compliant enterprise resource planning (ERP) system to replace all non-compliant systems as well as to modernize and integrate all of the Company's systems. The majority of the hardware utilized by the Company, including all that may be Year 2000 non-compliant, has been replaced. Work on the project began in the second quarter of 1998 and is expected to be completed during the fourth quarter of 1999. The cost of the entire project is currently estimated at $3,500,000 including hardware, software, consulting fees and other out-of-pocket expenses. Approximately $3,000,000 has been incurred to date. Funding will be furnished by a lease of approximately $1,500,000 with the balance provided by operating cash flow. The cost of the project is not expected to have a significant negative impact on the Company's future financial results.

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

    PART II - OTHER INFORMATION

     Item 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                      (a) The annual meeting of the stockholders of the Company
                          was held on May 26, 1999.

                      (b) At that meeting, three individuals, all of whom are
                          current directors, were nominated and elected to serve until the 2002 Annual Meeting by the following votes:


          Director                     Shares For             Shares Against             Shares Withheld
-----------------------------      -------------------      --------------------      ----------------------
Ralph W. Gidwitz                        931,864                     --                       53,815
William G. Shoemaker                    934,747                     --                       50,932
Theodore R. Tetzlaff                    934,827                     --                       50,852


                            There were no broker non-votes.

                            The following directors' terms of office continued after the meeting until the Annual Meetings of the years as noted:


                                      Directors                         Expiration of Term
                           --------------------------------          ------------------------
                           Thomas H. Carmody                                   2000
                           Ronald J. Gidwitz                                   2000
                           Darrell M. Trent                                    2000
                           James G. Gidwitz                                    2001
                           Betsy R. Gidwitz                                    2001
                           Joseph J. Sum                                       2001


                      (c) In addition to the above election, the independent
                          auditing firm of PricewaterhouseCoopers LLP was appointed by the following vote:


                                  For                      Against                    Abstain
                          -------------------        -------------------        -------------------
                                981,960                     2,938                       778


                          There were no broker non-votes.

                      (d) A proposal to amend the Company's Certificate of
                          Incorporation to effect a reverse stock split followed by a forward stock split of the Company's common stock was ratified by the following vote:


                                 For                Against               Abstain
                          ------------------     ---------------      ----------------
                                932,620               59,791                2,268


                      (e) No other matters were submitted for vote.

    Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

                (a)  Exhibits:

                Exhibit 27:  Financial data schedule

                (b) Registrant filed a current report on Form 8-K (Items 5 and 7) dated June 7, 1999.

                                   SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CONTINENTAL MATERIALS CORPORATION

Date:     August 10, 1999            By:    /s/ Joseph J. Sum
       -----------------------            -----------------------------------
                                          Joseph J. Sum, Vice President
                                          and Chief Financial Officer