Form 10-Q
period 1999-10-02
CONTINENTAL MATERIALS CORP
filed 1999-11-16
CIK 24104

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               (Mark One)

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ending OCTOBER 2, 1999

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from________________ to__________

                          Commission File number 1-3834

                        CONTINENTAL MATERIALS CORPORATION
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                    36-2274391
---------------------------------            ---------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

  225 West Wacker Drive, Suite 1800, Chicago, Illinois            60606
------------------------------------------------------         -----------
(Address of principal executive office)                        (Zip Code)

                                 (312) 541-7200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
                     (Former name, former address and former
                       year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X      No
                             -----       ---

Number of common shares outstanding at November 10, 1999  -- 1,969,817

                THE EXHIBIT FILED WITH THIS REPORT IS ON PAGE 11

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        CONTINENTAL MATERIALS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       OCTOBER 2, 1999 and JANUARY 2, 1999
                                   (Unaudited)
                        (000's omitted except share data)

                                                      OCTOBER 2,          JANUARY 2,
                                                         1999               1999
                                                      -----------       -----------
                 ASSETS
Current assets:
   Cash and cash equivalents                           $    141           $  7,120
   Receivables, net                                      18,893             16,821
   Inventories:
     Finished goods                                       7,144              6,761
     Work in process                                      1,221              1,176
     Raw materials and supplies                           6,112              4,113
   Prepaid expenses                                       3,130              2,695
                                                       --------           --------
      Total current assets                               36,641             38,686
                                                       --------           --------

Property, plant and equipment, net                       26,326             22,105
                                                       --------           --------
Other assets:
   Investment in mining partnership                         100                100
   Other                                                  2,830              2,726
                                                       --------           --------
                                                       $ 65,897           $ 63,617
                                                       --------           --------
                                                       --------           --------
                  LIABILITIES
Current liabilities:
   Bank loan payable                                   $    800           $     --
   Current portion of long-term debt                      2,576              2,526
   Accounts payable and accrued expenses                 17,748             16,695
   Income taxes                                             783              1,271
                                                       --------           --------
      Total current liabilities                          21,907             20,492
                                                       --------           --------

Long-term debt                                            3,122              4,284
Deferred income taxes                                     1,457              1,670
Other long-term liabilities                               2,161                933

                  SHAREHOLDERS' EQUITY
Common shares, $0.25 par value; authorized
   3,000,000; issued 2,574,264                              643                663
Capital in excess of par value                            1,899              3,484
Retained earnings                                        40,272             35,901
Treasury shares, 594,163 and 508,434, at cost            (5,564)            (3,810)
                                                       --------           --------
                                                         37,250             36,238
                                                       --------           --------
                                                       $ 65,897           $ 63,617
                                                       --------           --------
                                                       --------           --------



                             See accompanying notes

                        CONTINENTAL MATERIALS CORPORATION
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
         FOR THE THREE MONTHS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998
                                   (Unaudited)
                    (000's omitted except per share amounts)


                                                      OCTOBER 2,        OCTOBER 3,
                                                        1999               1998
                                                    ------------      ------------

Net sales                                             $ 33,426           $ 29,069
                                                      --------           --------

Costs and expenses:
   Cost of sales (exclusive of depreciation,
     depletion and amortization)                        25,367             21,642
   Depreciation, depletion and amortization              1,377              1,045
   Selling and administrative                            4,035              3,817
                                                      --------           --------
                                                        30,779             26,504
                                                      --------           --------


Operating income                                         2,647              2,565

Interest                                                  (136)              (154)
Equity loss from mining partnership                        (21)                (7)
Other income, net                                           46                189
                                                      --------           --------

Income before income taxes                               2,536              2,593

Provision for income taxes                                 938                908
                                                      --------           --------

   Net income                                            1,598              1,685

Retained earnings, beginning of period                  38,674             33,094
                                                      --------           --------
Retained earnings, end of period                      $ 40,272           $ 34,779
                                                      --------           --------
                                                      --------           --------

Basic earnings per share                              $    .80           $    .79
                                                      --------           --------
                                                      --------           --------

     Average shares outstanding                          1,994              2,144
                                                      --------           --------
                                                      --------           --------

Diluted earnings per share                            $    .78           $    .77
                                                      --------           --------
                                                      --------           --------

     Average shares outstanding                          2,043              2,194
                                                      --------           --------
                                                      --------           --------

                             See accompanying notes

                        CONTINENTAL MATERIALS CORPORATION
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
          FOR THE NINE MONTHS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998
                                   (Unaudited)
                    (000's omitted except per share amounts)


                                                      OCTOBER 2,          OCTOBER 3,
                                                         1999               1998
                                                     ------------       ------------
Net sales                                              $ 89,011           $ 80,810
                                                       --------           --------

Costs and expenses:
    Cost of sales (exclusive of depreciation,
     depletion and amortization)                         66,184             61,088
    Depreciation, depletion and amortization              3,707              3,094
    Selling and administrative                           12,020             11,026
                                                       --------           --------
                                                         81,911             75,208
                                                       --------           --------

Operating income                                          7,100              5,602

Interest                                                   (352)              (538)
Equity loss from mining partnership                         (42)               (45)
Other income, net                                           232                360
                                                       --------           --------

Income before income taxes                                6,938              5,379

Provision for income taxes                                2,567              1,883
                                                       --------           --------

Net income                                                4,371              3,496

Retained earnings, beginning of period                   35,901             31,283
                                                       --------           --------

Retained earnings, end of period                       $ 40,272           $ 34,779
                                                       --------           --------
                                                       --------           --------

Basic earnings per share                               $   2.12           $   1.63
                                                       --------           --------
                                                       --------           --------

     Average shares outstanding                           2,059              2,148
                                                       --------           --------
                                                       --------           --------

Diluted earnings per share                             $   2.08           $   1.59
                                                       --------           --------
                                                       --------           --------

     Average shares outstanding                           2,105              2,196
                                                       --------           --------
                                                       --------           --------

                             See accompanying notes

                       CONSOLIDATED MATERIALS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998
                                   (Unaudited)
                                 (000's omitted)

                                                              OCTOBER 2,       OCTOBER 3,
                                                                1999             1998
                                                            -----------       -----------
Net cash provided by operating activities                     $ 4,511           $ 8,135

Investing activities:
   Capital expenditures                                        (7,793)           (4,636)
   Proceeds from sale of property and equipment                    16                37
   Investment in mining partnership                               (42)              (45)
                                                              -------           -------
Net cash used in investing activities                          (7,819)           (4,644)
                                                              -------           -------

Financing activities:
   Borrowings under revolving credit facility                     800                --
   Capital lease obligation                                       203                --
   Repayment of long term debt                                 (1,315)           (1,900)
   Proceeds from exercise of stock options                        118                --
   Payment to acquire treasury stock                           (1,887)             (238)
   Payment to purchase and cancel stock                        (1,590)               --
                                                              -------           -------
Net cash used in financing activities                          (3,671)           (2,138)
                                                              -------           -------

Net (decrease) increase in cash and cash equivalents           (6,979)            1,353
Cash and cash equivalents:
   Beginning of period                                          7,120             1,524
                                                              -------           -------

   End of period                                              $   141           $ 2,877
                                                              -------           -------
                                                              -------           -------

Supplemental disclosures of cash flow items:
Cash paid during the nine months for:
   Interest                                                   $   490           $   543
   Income taxes                                                 3,505             1,218


                             See accompanying notes

                        CONTINENTAL MATERIALS CORPORATION
                  SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
            NOTES TO THE QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS
                          QUARTER ENDED OCTOBER 2, 1999
                                   (Unaudited)

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

3. Operating results for the first nine months of 1999 are not necessarily indicative of performance for the entire year. Historically, sales of construction materials are higher in the second and third quarters. Overall, sales of heating and air conditioning products have not shown strong seasonal fluctuations in recent years although product mix has historically yielded higher gross profit margins in the fourth quarter. (See Note 12 of Notes to Consolidated Financial Statements in the Company's 1998 Annual Report.)

4. The following is a reconciliation of the calculation of basic and diluted earnings per share (EPS) for the three and nine months ended October 2, 1999 and October 3, 1998. Amounts in thousands except per share data.


                                                Three months ended                            Nine months ended
                                     -----------------------------------------     -----------------------------------------
                                                                   Per-share                                     Per-share
                                       Income         Shares        earnings         Income         Shares        earnings
                                     ------------    ----------    -----------     ------------    ----------    -----------
     October 2, 1999
     Basic EPS                           $1,598         1,994           $ .80          $4,371          2,059         $ 2.12
                                                                   -----------                                   -----------
                                                                   -----------                                   -----------
     Effect of dilutive options              --            49                             --              46
                                     ------------    ----------                    ------------    ----------
     Diluted EPS                         $1,598         2,043           $ .78          $4,371          2,105         $ 2.08
                                     ------------    ----------    -----------     ------------    ----------    -----------
                                     ------------    ----------    -----------     ------------    ----------    -----------

     October 3, 1998
     Basic EPS                           $1,685         2,144           $ .79          $3,496          2,148         $ 1.63
                                                                   ===========                                   ===========
     Effect of dilutive options              --            50                             --              48
                                     ------------    ----------                    ------------    ----------
     Diluted EPS                         $1,685         2,194           $ .77          $3,496          2,196         $ 1.59
                                     ------------    ----------    -----------     ------------    ----------    -----------
                                     ------------    ----------    -----------     ------------    ----------    -----------

     Following the market close on June 7,1999, the Company effected a 1-for-50 reverse stock split immediately followed by a 100-for-1 forward stock split. Shares and Earnings per share figures for all periods shown in the table, reflect this split.

5. The following table presents information about reported segments for the nine month and three month periods ended October 2, 1999 and October 3, 1998 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands).

                                   Heating and Air       Construction                     Unallocated
                                     Conditioning         Materials        All Other       Corporate          Total
                                     ------------         ---------        ---------       ---------          -----
1999
------
Nine Months
-----------
Revenues from external
customers                                $ 39,393           $49,482          $ 109            $   27        $89,011
Operating income                            3,661             5,588             32            (2,181)         7,100
Assets                                     28,785            34,775            160             2,177         65,897

Three Months
------------
Revenues from external
customers                                  13,424            19,941             37                24         33,426
Operating income                            1,636             1,716             10              (715)         2,647

1998
----
Nine Months
-----------
Revenues from external
customers                                $ 36,054           $44,647          $ 109             $  --        $80,810
Operating income                            2,121             5,429             31            (1,979)         5,602
Assets                                     23,366            31,357            707             3,930         59,360

Three Months
------------
Revenues from external
customers                                  13,314            15,718             37                --         29,069
Operating income                            1,368             1,920             10              (733)         2,565

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last annual report.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

       FINANCIAL CONDITION (SEE PAGES 2 AND 4)

       Operations for the first nine months of 1999 generated $4,511,000 in cash compared to $8,135,000 in 1998. The diminished cash flow is mainly attributed to an increase in inventories reflecting the build up in the heating and air conditioning segment as a result of abnormally low levels of furnaces at 1998 year-end.

       The Company estimates that its short-term line of credit (of which $800,000 was outstanding at October 2, 1999) will be adequate to meet its cash requirements for the foreseeable future. Historically, the Company's borrowings against the short-term line peak during the second quarter and decline over the remainder of the year.

       OPERATIONS - COMPARISON OF QUARTER ENDED OCTOBER 2, 1999 TO QUARTER ENDED OCTOBER 3, 1998 (SEE PAGE 3)

       Consolidated net sales increased $4,357,000 (15%). The construction materials segment accounted for virtually all of the increase, $4,223,000 (26.9%) as the construction activity along the Front Range in southern Colorado remained very strong and projects delayed by April's inclement weather were brought current. The heating and air conditioning segment accounted for the remainder of the increase with mixed results in its product lines. The fan coil and furnace lines both registered strong sales increases. A record sales volume in July 1998 due to extremely hot weather coupled with an unseasonably cool 1999 summer lead to a significant decline in evaporative cooler sales in the third quarter of 1999.

       Consolidated cost of sales (exclusive of depreciation, depletion and amortization) as a percentage of sales increased from 74.5% to 75.9%. The increase was entirely due to the construction materials segment where accounting adjustments to fringe benefits and raw material costs were made in the third quarter.

       Selling and administrative expenses increased $218,000 (5.7%) but declined as a percentage of sales from 13.1% to 12.1%. The decline in percentage is related to the increase in sales.

       Depreciation, depletion and amortization expense increased due to the high level of capital expenditures in the last twelve months.

       Interest expense declined reflecting the lower levels of outstanding debt and a lower average interest rate.

       OPERATIONS - COMPARISON OF NINE MONTHS ENDED OCTOBER 2, 1999 TO NINE MONTHS ENDED OCTOBER 3, 1998 (SEE PAGE 4)

       Net sales rose $8,201,000 (10.1%). The increase in the heating and air conditioning segment, $3,339,000 was due to the reasons noted above. The $4,835,000 increase in the construction materials segment can be attributed to mild winter weather and the continuing high level of construction activity along the Front Range in southern Colorado.

       Consolidated cost of sales (exclusive of depreciation, depletion and amortization) as a percentage of sales decreased from 75.5% to 74.4%. The decrease was realized by the heating and air conditioning segment and is due to the increased sales and cost containment measures.

       Selling and administrative expenses increased $994,000 (9.0%) but remained relatively constant as a percentage of sales at 13.5% during 1999 and 13.6% during 1998. The effect of increased sales was partially offset by costs associated the introduction of a new combination cooling and heating product earlier in the year.

       Depreciation, depletion and amortization expense increased due to the above reason.

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

       The Company completed a study in early 1998 with the assistance of external consultants, to evaluate the Company's current internal information and financial systems. The Company concluded that the majority of the existing systems were not Year 2000 compliant. We have therefore undertaken to implement a Year 2000 compliant enterprise resource planning (ERP) system to replace all non-compliant systems as well as to modernize and integrate all of the Company's systems. The majority of the hardware utilized by the Company, including all that may be Year 2000 non-compliant, has been replaced. Work on the project began in the second quarter of 1998 and is expected to be completed during the fourth quarter of 1999. To date the concrete dispatch, general ledger, accounts payable, accounts receivable and payroll packages have been implemented. Sales order processing has been implemented at one location and is running parallel at the other two locations with "go-live" scheduled prior to year-end. The manufacturing and procurement modules are in the final stages of testing and are scheduled to be implemented prior to year-end. Contingency plans have been investigated and are believed to be adequate should the scheduled implementation be delayed.

       The cost of the entire project is currently estimated at $4,000,000 including hardware, software, consulting fees and other out-of-pocket expenses. Approximately $3,600,000 has been incurred to date. Funding was furnished by a lease of approximately $1,650,000 with the balance provided by operating cash flow. The cost of the project is not expected to have a significant negative impact on the Company's future financial results.

       A review was also been undertaken to assess and correct Year 2000 issues affecting both our products and non-IT systems and equipment used in our businesses. At the present time, the Company has not identified any products that would not be Year 2000 compliant.

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

    PART II - OTHER INFORMATION

    Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

                (a)  Exhibits:

                Exhibit 27:  Financial data schedule

                (b) Registrant filed no reports on Form 8-K during the quarter ended October 2, 1999.



                                    SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CONTINENTAL MATERIALS CORPORATION

Date:        November 12, 1999            By:   /s/ Joseph J. Sum
        ---------------------------            ---------------------------------
                                               Joseph J. Sum, Vice President
                                               and Chief Financial Officer