Form 10-K
period 2000-01-01
CONTINENTAL MATERIALS CORP
filed 2000-03-30
CIK 24104

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended January 1, 2000

                                       OR

  | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____________ to _____________

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

  Common Stock - $.25 par value               American Stock Exchange

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value (based on March 24, 2000 closing price) of voting stock held by non-affiliates of registrant: Approximately $23,642,000.

         Number of common shares outstanding at March 24, 2000: 1,872,995.

         Incorporation by reference: Portions of registrant's definitive proxy statement for the 2000 Annual meeting of stockholders to be held on May 24, 2000 into Part III of this Form 10-K. (The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.)

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

In addition to the above operating segments, an Other classification is utilized to cover a small real estate operation and the holding costs for certain mining interests that remain from the period the Company maintained significant interests in mining operations. The expenses of the corporate office, which provides treasury, insurance and tax services as well as strategic business planning and general management services, are not allocated to the segments. Expenses related to the Management Information Systems group, which is headquartered at the corporate office, are allocated to all locations, including the corporate office, based upon a formula that is intended to capture use of the system and time spent by MIS staff.

The Company has a 30% interest in Oracle Ridge Mining Partners (ORMP). ORMP is a general partnership that owns an inactive copper mine near Tucson, Arizona. The Company is not the managing partner of ORMP and thus its operations are accounted for on the equity method with the Company's share of ORMP's operations included in other income and expense in the Company's statement of operations. See Note 3 on page 18 for further discussion of the Company's accounting for and valuation of the investment in ORMP.

Financial information relating to industry segments appears in Note 12 on pages 23 and 24 of this Form 10-K.

MARKETING, SALES AND SUPPORT

MARKETING

The Heating and Air Conditioning segment markets its products throughout the United States through plumbing, heating and air conditioning wholesale distributors as well as directly to some major retail home-centers and other retail outlets. Fan coils are also sold to HVAC installing contractors and equipment manufacturers for commercial applications. Independent manufacturers' representatives are utilized for all products. The Company also employs and utilizes a small staff of sales and sales support personnel. Sales in this segment are predominantly in the United States and are concentrated in the Western and Southwestern states. Sales of furnaces and console heaters usually increase in the months of August through January. Sales of evaporative coolers usually increase in the months of March through

July. Sales of the fan coil product line are more evenly distributed throughout the year although the highest volume typically occurs during the late spring and summer. In order to sell wall furnaces and evaporative coolers during the off season, extended payment terms (dating) are offered to customers.

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

During 1999, no customer accounted for 10% or more of the total sales of the Company.

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

BACKLOG

The order backlog at January 1, 2000 and January 2, 1999 for the Heating and Air Conditioning segment were as follows:


                              January 1, 2000       January 2, 1999
                              ---------------       ---------------
     Furnaces                 $        25,000       $       900,000
     Console heaters                    5,000               230,000
     Evaporative coolers              750,000             1,200,000
     Fan coil                       2,100,000               860,000
                              ---------------       ---------------
     Total                     $    2,880,000       $     3,190 000
                              ===============       ===============


The above backlogs are expected to be filled during the first quarter of 2000.

At January 1, 2000, the Construction Materials segment had a backlog of approximately $2,785,000 ($1,900,000 at January 2, 1999) primarily relating to construction contracts awarded and expected to be filled during the first half of 2000.

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

In general, raw materials required by the Company can be obtained from various sources in the quantities desired. The Construction Materials companies have historically purchased most of their cement requirements from a single supplier. These companies experienced some difficulty in obtaining cement during the latter half of 1998 and 1999 but were able to purchase sufficient quantities from non-traditional sources, which are expected to remain available in the future. The Company has no long-term supply contracts and does not consider itself dependent on any individual supplier.

In connection with permits to mine properties in Colorado, the Company is obligated to reclaim the mined areas. In recent years, reclamation costs have had a more significant effect on the results of operations compared to prior years.

COMPETITIVE CONDITIONS

HEATING AND AIR CONDITIONING - The Company is one of four principal companies producing wall furnaces (excluding units sold to the recreational vehicle industry) and gas fired console heaters. The wall furnace and console heater markets are only a small component of the heating industry. The Company serves these market areas from a plant in Colton, California and a warehouse in Ohio. The sales force consists of in-house sales personnel and external manufacturers' representatives. The entire heating industry is dominated by manufacturers (most of which are substantially larger than the Company) selling diversified lines of heating and air conditioning units directed primarily toward central heating and cooling systems. All of the producers compete on a basis of price, service and timeliness of delivery.

Fan coils are also produced at the Colton plant. Fan coil sales are usually obtained through a competitive bidding process. International Environmental Corp., a subsidiary of LSB Industries, Inc., a manufacturer of a diversified line of commercial and industrial products, dominates this market. There are also a number of other companies that produce fan coils. All of the producers compete on the basis of price, ability to meet customers' specific requirements and timeliness of delivery.

The Company manufactures evaporative air coolers at a plant located in Phoenix, Arizona. The cooler market is dominated by Adobe Air. The other principal competitor is Champion/Essick. All producers of evaporative air coolers compete aggressively on the basis of price and service.

CONSTRUCTION MATERIALS - The Company is one of four companies producing ready mix concrete in the Colorado Springs area, with one more company expected to enter the market during

2000, and one of three companies producing ready mix concrete in the Pueblo area. Although we hold a significant share of both of the markets served, the other competitors compete aggressively on the basis of price, service and product features.

The Company is one of six producers of aggregates in the marketing area served. All producers compete aggressively on the basis of price, quality of material and service.

Sales of metal doors and door frames, rebar reinforcement and other building materials in the Colorado Springs and Pueblo metropolitan areas are subject to intense competition from two larger companies from Denver, one large company in Colorado Springs and a number of small local competitors. However, the Company has a slight competitive advantage in that many of our customers also purchase concrete, sand and aggregates from us whereas our competitors for these particular product lines do not offer concrete, sand or aggregates. In addition, our Pueblo location has a slight competitive advantage with respect to the two Denver companies based upon delivery costs.

EMPLOYEES

The Company employed 801people as of January 1, 2000. Employment varies throughout the year due to the seasonal nature of the businesses. A breakdown of the prior three years employment at year-end by segment was:


                                                       1999            1998            1997
                                                   --------------  -------------   --------------
                   Heating and Air Conditioning         433             402             367
                   Construction Materials               354             332             307
                   Corporate Office                      14              12              11
                                                   --------------  -------------   --------------

                      Total                             801             746             685
                                                   ==============  =============   ==============


The factory employees at the Colton, California plant are represented by the Carpenters Local 721 Union under a contract that expires in June 2002. Certain drivers and mechanics at the Pueblo facility are represented by the Western Conference of Teamsters under a contract that expires in December 2000.

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

The construction materials segment operates out of five owned facilities in Colorado Springs, Colorado and two owned facilities in Pueblo, Colorado. These facilities are, in the opinion of management, in good condition and sufficient for the Company's current needs. Additionally, this segment owns or leases seven mining properties in three counties in the vicinity of Colorado Springs and Pueblo, Colorado. In the opinion of management, these seven properties contain permitted and minable reserves sufficient to service sand, rock and gravel requirements for the foreseeable future.

In the opinion of management, all of the facilities of the Company can be subject to seasonal fluctuations but are believed to be generally well utilized.

The corporate office operates out of leased facilities in Chicago, Illinois.

Item 3.  LEGAL PROCEEDINGS

See Management Discussion and Analysis of Financial Condition and Results of Operations on pages 8 through 11 and Note 5 on page 19 of this Annual Report on Form 10-K.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Continental Materials Corporation shares are traded on the American Stock Exchange under the symbol CUO. Market prices (restated for the stock split, see
Note 6 on pages 19 and 20) for the past two years are:


                                                High               Low
                                                ----               ---
                  1999     Fourth Quarter       $23 1/8           $21
                           Third Quarter         23                19 1/4
                           Second Quarter        20                17 13/16
                           First Quarter         18 7/16           15 7/8


                  1998     Fourth Quarter       $18 1/4           $14 1/4
                           Third Quarter         18 5/8            14 5/8
                           Second Quarter        18 7/8            14 3/16
                           First Quarter         14 7/16           12 7/8


At March 17, 2000, the Company had approximately 350 shareholders of record.

The Company has never paid a dividend. The Company's policy is to reinvest earnings from operations, and the Company expects to follow this policy for the foreseeable future.

Item 6.  SELECTED FINANCIAL DATA
(Amounts in thousands, except per share amounts)


=============================================================================================================

                                               1999          1998          1997          1996          1995
                                            ---------     ---------     ---------     ---------     ---------
SUMMARY OF OPERATIONS
Net sales                                   $ 118,620     $ 108,744     $  98,038     $  91,414     $  75,560

Earnings before interest, taxes,
  depreciation and amortization (EBITDA)       16,209        11,570         9,224         6,703         3,396

Net income                                  $   6,902     $   4,618     $   3,110     $   2,355     $     681


PER SHARE DATA
Basic earnings per share                    $    3.39     $    2.15     $    1.41     $    1.06     $     .30
Weighted average shares outstanding             2,035         2,147         2,200         2,210         2,270

Diluted earnings per share                  $    3.32             $         2.10$     1.39$1.05     $     .30
Weighted average shares outstanding             2,082         2,196         2,239         2,228         2,370


FINANCIAL CONDITION
Current ratio                                   1.7:1         2.0:1         2.4:1         2.1:1         2.0:1

Total assets                                $  67,751     $  63,617     $  54,355     $  53,550     $  47,223

Long-term debt, including current
   portion                                      4,457         6,810         8,300         8,000         4,011

Shareholders' equity                           39,043        36,238        31,858        29,350        27,281

Long-term debt to net worth                       .11           .19           .26           .27           .15

Book value per diluted share                $   18.75     $   16.50     $   14.23     $   13.17     $   12.02


CASH FLOWS
Net cash provided by (used in):
   Operating activities                     $   6,228     $  14,223     $   6,086     $   6,676     $     848
   Investing activities                        (9,038)       (6,899)       (4,239)       (9,174)       (3,751)
   Financing activities                        (3,963)       (1,728)         (702)        1,803         1,199
                                            ---------     ---------     ---------     ---------     ---------
   Net (decrease) increase in cash and
      cash equivalents                      $  (6,773)    $   5,596     $   1,145     $    (695)    $  (1,704)
                                            =========     =========     =========     =========     =========


Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(References to a "Note" are to Notes to Consolidated Financial Statements)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased to $347,000 at year-end compared to $7,120,000 in the prior year. Operations in 1999 provided $6,228,000 of cash compared to $14,223,000 in 1998 and the $6,086,000 generated in 1997. The decrease in net cash generated by operating activities in 1999 was primarily due to an increase in inventories. The increase in inventories was due to the low level of finished goods furnace inventory on hand at year-end 1998. Raw materials and work-in-process also increased due to the higher fan coil volume. The increase in 1998 from the 1997 level was mainly due to higher earnings, a decrease in inventories and an increase in accounts payable and accrued expenses.

Net cash used in investing activities was $9,038,000 in 1999, $6,899,000 in 1998 and $4,239,000 in 1997. Capital expenditures for 1999, 1998 and 1997 were $9,024,000, $6,464,000 and $4,194,000, respectively. The capital expenditures were principally to support the continuing strong business demand that has been experienced by the companies in the construction materials segment although office and warehouse space was added in Phoenix. In addition, the 1999 and 1998 capital additions include approximately $1,100,000 and $1,300,000, respectively, for the computer project discussed more fully under the heading "Year 2000 Compliance." Also during 1998, the Company invested $470,000 to acquire a new product line for the heating and air conditioning segment.

Budgeted capital expenditures for 2000 are approximately $6,400,000 ($4,500,000 for the construction materials segment and $1,900,000 for the heating and air conditioning segment), which is $2,100,000 more than planned depreciation. The construction materials budget contemplates expansion projects totaling approximately $1,375,000 and purchases of approximately $1,900,000 of additional equipment to support the increased business. The heating and air conditioning budget includes approximately $1,125,000 for new office space. The 2000 expenditures will be funded from internal sources, available borrowing or leasing capacity.

During 1999, cash of $3,963,000 was used in financing activities. Scheduled long-term debt repayments of $2,556,000 were made during the year. Costs and expenses associated with the June cancellation of 79,096 (post-split) shares were $1,595,000, although only $708,000 was expended as $887,000 remains unfunded at year-end and is included in accounts payable. An additional $2,746,000 was used to acquire 139,574 shares of treasury stock. Borrowings against the revolving credit facility of $1,600,000 and an increase in the capital lease of $203,000 provided a portion of the above cash while proceeds from the issuance of treasury shares related to the exercise of stock options generated $244,000, including $100,000 of related tax savings. During 1998, cash of $1,728,000 was used in financing activities. Scheduled long-term debt repayments of $1,900,000 were made during the year and cash of $238,000 was used to acquire 8,030 shares of treasury stock. A capital lease for $440,000 financed software related to the computer project. Scheduled repayments aggregating $30,000 were made against the lease during the year. During 1997, cash of $702,000 was used in financing activities. The Company converted $2,000,000 from the revolving credit facility to term debt to fund certain capital expenditures. Scheduled long-term debt repayments of $1,700,000 were made during the year and the $400,000 balance outstanding on the revolving line of credit at the end of 1996 was repaid. Cash of $602,000 was used to acquire 22,810 shares of treasury stock.

The Company maintains a credit agreement with two banks. The agreement, as amended at various times, provides for a term loan of $9,250,000 ($4,000,000 outstanding at January 1, 2000) and a revolving credit facility of $11,500,000 for funding of seasonal sales programs related to the furnace and evaporative cooler product lines. The line is also used for stand-by letters of credit to insurance carriers in support of self-insured amounts under the Company's insurance program. Borrowings are unsecured and bear interest at prime or an adjusted LIBOR rate.

The Company anticipates the primary source of cash flow in 2000 to be from its operating subsidiaries. This anticipated cash flow, supplemented by the line of credit, will be sufficient to cover normal and expected future cash needs, including servicing debt and planned capital expenditures.

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters of, and for the year ended December 29, 2001. The Company has not yet adopted this pronouncement but does not expect that it will have a material impact on the Company's financial position or results of operations.

OPERATIONS
1999 VS. 1998

Consolidated sales increased $9,876,000, or 9%, to $118,620,000. The net sales of the construction materials segment rose $5,126,000 (9%) while the net sales of the heating and air conditioning segment rose $4,743,000 (9%) compared to the previous year. The construction materials segment continued to report gains due to a very strong construction market along the Front Range in southern Colorado. The improvement in the heating and air conditioning segment was due to the combined improvements in the fan coil and furnace lines offset by the decline in evaporative cooler sales. The decline in the evaporative cooler line was the result of an unseasonably cool 1999 spring and summer which also affected the fourth quarter's pre-season sales.

The Company experienced a high level of price competition in all of its product lines, which the Company expects to continue into 2000. During 1999, inflation was not a significant factor at any of the operations.

Cost of sales (exclusive of depreciation, depletion and amortization), as a percent of sales, improved from 75% to just under 73%. The improvement reflects the increased volume in the fan coil and furnace lines as well as the construction materials segment. Cost of sales in the heating and air conditioning segment were reduced by approximately $361,000 during 1998 due to liquidation of LIFO inventory layers carried at costs that were lower than the costs of current purchases.

Depreciation, depletion and amortization increased from $3,992,000 to $4,998,000 due to the increased capital expenditure level the past two years.

Selling and administrative expenses increased $1,090,000. As a percentage of sales, selling and administrative expenses remained relatively constant at just under 14%.

The increased operating income is principally attributed to the improved sales volume.

The decline in interest expense of $116,000 is the result of the lower term loan balance and the strong cash position at the beginning of the year which delayed the use of the line of credit.

The Company wrote off the remaining $100,000 investment in Oracle Ridge Mining Partners (ORMP) during 1999 and recorded a loss of $56,000 related to on going carrying costs of the property. Carrying costs at this level are expected to be on going.

The Company's 1999 effective income tax rate on income (35.7%) reflects federal and state statutory rates adjusted for non-deductible and other tax items. See
Note 10.

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

The Company's 1998 effective income tax rate on income (34.0%) reflects federal and state statutory rates adjusted for non-deductible and other tax items. See
Note 10.


YEAR 2000 COMPLIANCE

The Year 2000 issue related to the way computer hardware and software defined calendar dates; many use only two digits to represent the year which could cause failures or miscalculations. In addition, many systems and equipment that are not typically thought of as "computer-related" (referred to as "non-IT") contain imbedded hardware or software that may include a time element. While it is impossible to predict whether there will be future ramifications from this issue, to date, the Company has not experienced any significant disruptions in its supply, manufacturing, processing, distribution or financial chains. Nor have we been affected by Year 2000 interruptions in our customers' operations, if any, resulting in reduced sales, increased inventory or receivable levels and cash flow reductions. Additionally, the Company has not identified any of our products or non-IT systems and equipment that are Year 2000 non-compliant.

During 1998 and 1999 the Company implemented a Year 2000 compliant enterprise resource planning (ERP) system to replace all non-compliant systems as well as to modernize and integrate all of the Company's systems. The majority of the hardware utilized by the Company, including all that may be Year 2000 non-compliant, was also replaced. The cost of the entire project was approximately $4,300,000 including hardware, software, consulting fees and other out-of-pocket expenses. Funding was furnished by a lease of approximately $1,500,000 with the balance provided by operating cash flow. Additional costs to improve the system are expected and will be expensed as incurred. These additional costs are not expected to have a material impact on the Company's financial position or results of operations.

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information available to the Company at the time such statements were made. When used in this Report, words such as "anticipates," "contemplates," "expects" and similar expressions, are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of factors including, but not limited to: weather, interest rates, availability of raw materials and their related costs and competitive forces.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risks related to interest rates and commodity prices. To manage these risks, the Company has, from time to time, entered into various interest rate swaps to create synthetic-debt instruments as authorized by the Company's policies and procedures. The Company does not use swaps or hedging instruments for trading purposes, and is not a party to any transaction involving leveraged derivatives. The Company is not currently involved in any swaps or hedging contracts.

Interest Rates

The Company utilizes revolving credit and term-loan facilities that bear interest at either prime or an adjusted LIBOR rate. The amount outstanding under these facilities aggregated $4 million at January 1,2000. In addition, the Company has entered into a capital lease with fixed interest rates and original maturity dates (based upon the date of the draw) of 42 months. As the draws occurred during 1998 and 1999 and the total remaining due is $457,000, its book and fair value was considered to be approximately the same. See Note 4.

Commodities

The Company purchases commodities, such as steel, copper, cement and cardboard for packaging, at market prices and does not currently use financial instruments to hedge commodity prices.

The statements and other information in this section constitute forward-looking statements.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                             PAGE
Financial Statements and Schedule of Continental
  Materials Corporation and report thereon:

    Consolidated statements of operations and
     retained earnings for fiscal years
     1999, 1998 and 1997                                                      13

    Consolidated statements of cash flows
     for fiscal years ended 1999, 1998 and 1997                               14

    Consolidated balance sheets at January 1, 2000
     and January 2, 1999                                                      15

    Notes to consolidated financial statements                               16-24

    Report of Independent Accountants                                         25


CONTINENTAL MATERIALS CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS FOR FISCAL YEARS 1999, 1998 AND 1997
(Amounts in thousands, except per share data)
--------------------------------------------------------------------------------


                                                                1999              1998               1997
                                                             ----------        ----------         ---------
NET SALES                                                    $  118,620        $  108,744         $  98,038
COSTS AND EXPENSES
    Cost of sales (exclusive of depreciation,
       depletion and amortization)                               86,181            81,881            74,524
    Depreciation, depletion and amortization                      4,998             3,992             3,493
    Selling and administrative                                   16,146            15,056            14,451
                                                             ----------        ----------         ---------
OPERATING INCOME                                                 11,295             7,815             5,570
Interest expense                                                   (469)             (585)             (921)
Other (expense) income, net                                         (84)             (237)              161
                                                             ----------        ----------         ---------
INCOME BEFORE INCOME TAXES                                       10,742             6,993             4,810
Income tax provision                                              3,840             2,375             1,700
                                                             ----------        ----------         ---------
NET INCOME                                                        6,902             4,618             3,110
Retained earnings, beginning of year                             35,901             1,283            28,173
                                                             ----------        ----------         ---------
RETAINED EARNINGS, END OF YEAR                               $   42,803        $   35,901         $  31,283
                                                             ==========        ==========         =========

Basic earnings per share                                     $     3.39        $     2.15         $    1.41
   Weighted average shares outstanding                            2,035             2,147             2,200
Diluted earnings per share                                   $     3.32        $     2.10         $    1.39
   Weighted average shares outstanding                            2,082             2,196             2,239



               The accompanying notes are an integral part of the
                             financial statements.

  CONTINENTAL MATERIALS CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR FISCAL YEARS 1999, 1998, AND 1997
 (Amounts in thousands)
--------------------------------------------------------------------------------


                                                                1999              1998              1997
                                                             ---------         ---------          --------
OPERATING ACTIVITIES
Net income                                                   $   6,902         $   4,618         $   3,110
    Adjustments to reconcile net income to net
       cash provided by operating activities
       Depreciation, depletion and amortization                  4,998             3,992             3,493
       Deferred income tax provision (benefit)                     109              (708)              141
       Provision for doubtful accounts                             486               304               264
       Loss (gain) on disposition of property
           and equipment                                            57               (42)              (26)
       Equity loss from mining partnership                          56                52               287
         Write-down of investment in mining partnership            100               500                --

    Changes in operating assets and liabilities
       Receivables                                              (3,926)           (3,243)              437
       Inventories                                              (3,916)            2,243               891
       Prepaid expenses                                           (450)              306                (9)
       Income taxes                                               (344)            1,050              (229)
       Accounts payable and accrued expenses                     1,778             5,367            (1,818)
       Other                                                       378              (216)             (455)
                                                             ---------         ---------          --------
Net cash provided by operating activities                        6,228            14,223             6,086
                                                             ---------         ---------          --------

INVESTING ACTIVITIES
   Capital expenditures                                         (9,024)           (6,464)           (4,194)
   Investment in new product line                                   --              (470)               --
   Investment in mining partnership                                (56)              (52)             (107)
   Proceeds from sale of property and equipment                     42                87                62
                                                             ---------         ---------          --------
Net cash used in investing activities                           (9,038)           (6,899)           (4,239)
                                                             ---------         ---------          --------

FINANCING ACTIVITIES
   Borrowings (repayment) of revolving credit facility           1,600                --              (400)
   Long-term borrowings                                            203               440             2,000
   Repayment of long-term debt                                  (2,556)           (1,930)           (1,700)
   Payment to purchase and cancel stock                           (708)               --                --
   Proceeds from exercise of stock options                         244                --                --
   Payments to acquire treasury stock                           (2,746)             (238)             (602)
                                                             ---------         ---------          --------
Net cash used in financing activities                           (3,963)           (1,728)             (702)
                                                             ---------         ---------          --------
Net (decrease) increase in cash
    and cash equivalents                                        (6,773)            5,596             1,145

Cash and cash equivalents
   Beginning of year                                             7,120             1,524               379
                                                             ---------         ---------          --------
   End of year                                               $     347         $   7,120          $  1,524
                                                             =========         =========          ========

Supplemental disclosures of cash flow items
    Cash paid during the year
       Interest                                              $     644         $     471        $       973
       Income taxes                                              4,062             2,038              1,793


                   The accompanying notes are an integral part
                          of the financial statements.

CONTINENTAL MATERIALS CORPORATION
CONSOLIDATED BALANCE SHEETS JANUARY 1, 2000 AND JANUARY 2, 1999
(Amounts in thousands except share data)
--------------------------------------------------------------------------------


                                                       January 1, 2000         January 2, 1999
                                                       ---------------         ---------------
ASSETS
Current assets
   Cash and cash equivalents                               $       347             $     7,120
   Receivables less allowance of $800 and $775                  20,161                  16,821
   Inventories                                                  15,966                  12,050
   Prepaid expenses                                              2,592                   2,695
                                                           -----------             -----------
        Total current assets                                    39,066                  38,686
                                                           -----------             -----------

Property, plant and equipment:
   Land and improvements                                         3,970                   2,881
   Buildings and improvements                                   11,837                   9,512
   Machinery and equipment                                      57,792                  55,103
   Mining properties                                             2,170                   2,170
   Less accumulated depreciation and depletion                 (48,878)                (46,880)
                                                           -----------             -----------
                                                                26,891                  22,786
                                                           -----------             -----------

Other assets                                                     1,794                   2,145
                                                           -----------             -----------
                                                           $    67,751             $    63,617
                                                           ===========             ===========

LIABILITIES
Current liabilities
   Bank loan payable                                       $     1,600             $        --
   Current portion of long-term debt                             2,582                   2,526
   Accounts payable                                              7,263                   5,124
   Income taxes                                                    927                   1,271
   Accrued expenses
        Compensation                                             3,214                   2,707
        Reserve for self-insured losses                          2,579                   3,210
        Profit sharing                                           2,515                   2,108
        Other                                                    2,377                   2,401
                                                           -----------             -----------
                            Total current liabilities           23,057                  19,347
                                                           -----------             -----------

Long-term debt                                                   1,875                   4,284
Deferred income taxes                                            1,227                   1,670
Other long-term liabilities                                      2,549                   2,078
Commitments and contingencies (Notes 5 and 8)

SHAREHOLDERS' EQUITY
Common shares, $.25 par value; authorized
   3,000,000 shares; issued 2,574,264 and 2,653,176
   shares, respectively                                            643                     663
Capital in excess of par value                                   1,983                   3,484
Retained earnings                                               42,803                  35,901
Treasury shares, at cost                                        (6,386)                 (3,810)
                                                           -----------             -----------
                                                                39,043                  36,238
                                                           -----------             -----------
                                                           $    67,751              $   63,617
                                                           ===========             ===========


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

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of January 1, 2000 and January 2, 1999 and the reported amounts of revenues and expenses during each of the three years in the period ended January 1, 2000. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

INVENTORIES
Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 85% of total inventories at January 1, 2000 (83% at January 2, 1999). The cost of all other inventory is determined by the first-in, first-out (FIFO) method.

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

                          Buildings                      10 to 31 years
                          Leasehold improvements         Terms of leases
                          Machinery and equipment        3 to 10 years

Depletion of rock and sand deposits and amortization of deferred development costs are computed by the units-of-production method based upon estimated recoverable quantities of rock and sand.

The cost of property sold or retired and the related accumulated depreciation, depletion and amortization are removed from the accounts and the resulting gain or loss is reflected in other income. Maintenance and repairs are charged to expense as incurred. Major renewals and betterments are capitalized and depreciated over their useful lives.

OTHER ASSETS
Amortization of certain other assets is computed on a straight-line basis over periods of 5 and 10 years.

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

RESERVE FOR SELF-INSURED LOSSES
The Company's risk management program provides for certain levels of loss retention for workers' compensation, automobile liability and general and product liability claims. The components of the reserve have been recorded in accordance with the requirements of Statement of Financial Accounting Standards
(SFAS) No. 5, "Accounting for Contingencies," and represent management's best estimate of future liability.

RECLAMATION
In connection with permits to mine properties in Colorado, the Company is obligated to reclaim the mined areas. Reclamation costs are calculated using a rate based on the total estimated reclamation costs, units of production and estimates of recoverable reserves. Reclamation costs are charged to operations as the properties are mined.

REVENUE RECOGNITION
The Company's practice is to recognize revenues from product sales when title transfers.

INCOME TAXES
Income taxes are reported consistent with SFAS No. 109, "Accounting for Income Taxes." Deferred taxes reflect the future tax consequences associated with the differences between financial accounting and tax bases of assets and liabilities.

CONCENTRATION OF CREDIT RISK
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables and temporary cash investments. The Company invests its excess cash in government securities. The Company has not experienced any losses on these investments.

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

FISCAL YEAR END
The Company's fiscal year end is the Saturday nearest December 31. Fiscal 1999 and 1998 each consist of 52 weeks while 1997 consists of 53 weeks.

2. INVENTORIES
Inventories consisted of the following (amounts in thousands):


                                               January 1, 2000                  January 2, 1999
                                               ---------------                  ---------------
        Finished                                    $    7,557                       $    6,761
        Work in process                                  1,642                            1,176
        Raw materials and supplies                       6,767                            4,113
                                                    ----------                       ----------
                                                    $   15,966                       $   12,050
                                                    ==========                       ==========


If inventories valued on the LIFO basis were valued at current costs, inventories would be higher as follows: 1999 -- $1,713,000, 1998 -- $1,610,000;
1997-- $2,340,000.

Reduction in inventory quantities during 1998 at one of the locations, resulted in liquidation of LIFO inventory layers carried at costs that were lower than the costs of current purchases. The effect, recorded in the fourth quarter, was to decrease cost of goods sold by approximately $361,000 and to increase net earnings by $224,000 or $.10 per diluted share.

3. INVESTMENT IN MINING PARTNERSHIP
The Company has a 30% ownership interest in ORMP, a general partnership, which operated a copper mine primarily situated in Pima County, Arizona. The equity method of accounting is used to include 30% of ORMP's income and losses in the Company's consolidated financial statements.

Production at the mine was halted in February 1996. Although the Partners are attempting to sell the mine, continued low prices of copper makes it unlikely that the property will be sold. In accordance with SFAS No. 121, the remaining investment in the mining partnership was written off as of January 1, 2000. The related impairment loss of $100,000 is included in the $156,000 loss recorded for 1999. During 1998, the Company recorded an equity loss of $552,000 including an impairment loss of $500,000. The equity losses are included in "Other (expense) income, net" in the Consolidated Statements of Operations. The year end values for each of the years were based on the estimated fair market value of the partnership's property and assets less liabilities at the respective dates. Future cash contributions to ORMP for carrying costs will be expensed when made.

4. LONG-TERM DEBT
Long-term debt consisted of the following (amounts in thousands):


                                    January 1, 2000      January 2, 1999
                                    ---------------      ---------------
        Unsecured term loan                $  4,000             $  6,400
        Capital lease                           457                  410
                                           --------             --------
                                              4,457                6,810
        Less current portion                  2,582                2,526
                                           --------             --------
                                           $  1,875             $  4,284
                                           ========             ========

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

The capital lease is payable in monthly installments through December 2002, with interest at various rates based upon prevailing interest rates on the due dates of the draws.

Aggregate long-term debt matures as follows (amounts in thousands):


                           1999                                  $   2,582
                           2000                                      1,795
                           2001                                         80
                                                                 ---------
                                                                 $   4,457
                                                                 =========


During 1999 and 1998, the Company had an $11,500,000 unsecured revolving line of credit. The line is with two banks and is used for short-term cash needs and standby letters of credit.

Interest was charged at prime or adjusted LIBOR rates on cash borrowings during both years. The weighted average interest rate was 7.4% for fiscal 1999 and 7.6% for fiscal 1998. There was $1,600,000 outstanding as of January 1, 2000 while no balance was outstanding against the line as of January 2, 1999.

At January 1, 2000, the Company had letters of credit outstanding totaling approximately $3,494,000 that collateralize the self-insured losses.

5. COMMITMENTS AND CONTINGENCIES
The Company is involved in litigation matters related to its continuing business, principally product liability matters related to the gas-fired heating products. In the Company's opinion, none of these proceedings, when concluded, will have a material adverse effect on the Company's results of operations or financial position.

6. SHAREHOLDERS' EQUITY
The shareholders approved an amendment to the Restated Certificate of Incorporation at the May 26,1999 annual meeting effecting a reverse 1-for-50 stock split followed immediately by a forward 100-for-1 stock split of the Company's Common Stock. As permitted by Delaware law, registered stockholders whose shares of stock were converted into less than one share in the reverse 1-for-50 split received the right to receive cash equal to the fair value of those fractional interests. Registered stockholders whose shares of Common Stock, $.50 par value, are converted into more than one share in the reverse split will receive, in the forward 100-for-1 split, a number of shares of Common Stock, $.25 par value, equal to 100 times the number of shares and fractional shares held after the reverse split. In other words, all registered stockholders originally holding 50 or more shares of Common Stock, $.50 par value, immediately prior to the effective date of the transaction will hold twice the number of shares of Common Stock, $.25 par value, immediately subsequent to the transaction. The reverse and forward stock splits, together with the related cash payments to stockholders with small holdings, is referred to below as the "stock split." The effective date of the stock split was June 7, 1999.

Under the Company's Stock Option Plan (the Plan), officers and key employees may be granted options to purchase the Company's common stock at option prices established by the Compensation Committee of the Board of Directors provided the option price is no less than the fair market value at the date of the grant. The Company has reserved 360,000 shares for distribution under the Plan. On September 26, 1995, a total of 156,000 options were granted to five individuals at an exercise price of $6.5625. These shares became exercisable during 1996.

During 1997, one individual who had been granted 24,000 shares left the Company without exercising his options. During 1999, options for 22,000 shares were exercised. Per the agreement, 400 reload options were automatically granted when one of the individuals paid a portion of the option price by delivery of shares of the Company's common stock. The exercise price of these reload options is $23.125, the market price of the stock on the date the reload option was granted. The reload options are vested and retain all terms of the original options, including the expiration date. The 110,400 outstanding options expire on September 25, 2005.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Plan. Accordingly, no compensation expense was recognized for its stock-based compensation Plan. Had compensation cost for the reload options been determined based on the fair value at the grant date consistent with the methodology proscribed under SFAS No. 123, "Accounting for Stock-Based Compensation," the effect on the Company's net income and earnings per share would not have been significant.

The following is the common shares and capital in excess of par value activity during 1999. There was no activity in either of these accounts during 1997 or 1998.


                                                                   Common     Capital in
                                                        Common     shares      excess of
                                                        shares     amount      par value
                                                        ------     ------      ---------
        Balance at January 2, 1999                   1,326,588     $  663      $   3,484
        Effect of reverse split                        (39,456)       (20)        (1,575)
        Effect of forward split                      1,287,132         --             --
        Common shares issued under the
          Stock Option Plan (from treasury)                 --         --            (26)
        Tax benefit from exercise of
          options                                           --         --            100
                                                     ---------     ------      ---------
        Balance at January 1, 2000                   2,574,264     $  643      $   1,983
                                                     =========     ======      =========


The Board of Directors of the Company authorized various amounts to be utilized in acquiring treasury shares during 1999. At their March 2, 2000 meeting, the Board authorized an additional $2,000,000 to be used at the discretion of management to repurchase shares. Treasury share activity during 1997, 1998 and 1999 was as follows (dollars in thousands and shares restated for the stock split):


                                                   Number of shares         Cost
                                                   ----------------      -------
           Balance at December 28, 1996                     446,754      $ 2,970
           Purchase of treasury shares                       45,620          602
                                                            -------      -------
           Balance at January 3, 1998                       492,374      $ 3,572
           Purchase of treasury shares                       16,060          238
                                                            -------      -------
           Balance at January 2, 1999                       508,434      $ 3,810
           Purchase of treasury shares                      139,574        2,746
           Issuance of treasury shares related
             to the Stock Option Plan                       (22,000)        (170)
                                                            -------      -------
           Balance at January 1, 2000                       626,008      $ 6,386
                                                            =======      =======


Four hundred thousand shares of preferred stock ($.50 par value) are authorized and unissued.

7. EARNINGS PER SHARE
In 1997, the Company adopted SFAS No. 128, "Earnings Per Share." This pronouncement simplifies the standards for computing earnings per share (EPS) and requires the presentation of two amounts, basic and diluted EPS. Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding, adjusted for dilutive common share equivalents attributed to outstanding options to purchase common stock.

The following is a reconciliation of the calculation of basic and diluted EPS for the years-ended 1999, 1998 and 1997 (dollars in thousands and shares restated for the stock split).


                                                            Weighted
                                                             average       Per-share
                                               Income         shares        earnings
                                               ------         ------        --------
        1999
        Basic EPS                              $6,902          2,035           $3.39
                                                                               =====
        Effect of dilutive options                 --             47
                                               ------          -----
        Diluted EPS                            $6,902          2,082           $3.32
                                               ======          =====           =====

        1998
        Basic EPS                              $4,618          2,147           $2.15
                                                                               =====
        Effect of dilutive options                 --             49
                                               ------          -----
        Diluted EPS                            $4,618          2,196           $2.10
                                               ======          =====           =====

        1997
        Basic EPS                              $3,110          2,200           $1.41
                                                                               =====
        Effect of dilutive options                 --             39
                                               ------          -----
        Diluted EPS                            $3,110          2,239           $1.39
                                               ======          =====           =====

8. RENTAL EXPENSE, LEASES AND COMMITMENTS
The Company leases certain of its facilities and equipment and is required to pay the related taxes, insurance and certain other expenses. Rental expense was $2,460,000, $2,435,000 and $2,170,000 for 1999, 1998 and 1997, respectively.

Future minimum rental commitments under non-cancelable operating leases for 1999 and thereafter are as follows: 2000 -- $1,969,000; 2001 -- $1,748,000; 2002 --
$1,655,000; 2003 -- $984,000; 2004 -- $751,000 and thereafter -- $19,197,000.
Included in these amounts is $300,000 per year and approximately $16,100,000 in the "thereafter" amount related to an aggregates lease in conjunction with the Pueblo operation.

The Company also receives annual rental income of $145,000 from a building it owns. The related lease expires in January 2003 and contains renewal options.

9. RETIREMENT PLANS
As discussed in Note 1, the Company maintains retirement benefit plans for eligible employees. Total plan expenses charged to operations were $2,783,000, $2,025,000 and $1,228,000 in 1999, 1998 and 1997, respectively.

10. INCOME TAXES
The provision (benefit) for income taxes is summarized as follows (amounts in thousands):


                                     1999      1998     1997
                                     ----      ----     ----
        Federal:  Current          $ 3,221   $ 2,742  $ 1,475
                 Deferred               98      (634)     126
        State:    Current              510       341       84
                 Deferred               11       (74)      15
                                   -------   -------  -------
                                   $ 3,840   $ 2,375  $ 1,700
                                   =======   =======  =======


The difference between the tax rate on income for financial statement purposes and the federal statutory tax rate was as follows:


                                                                 1999              1998               1997
                                                                 ----              ----               ----
        Statutory tax rate                                       34.0%             34.0%              34.0%
        Percentage depletion                                     (1.8)             (3.2)              (3.4)
        State income taxes, net of federal benefit                3.0               2.3                1.5
        Non-deductible expenses                                    .1                .3                 .4
        Other                                                      .4                .6                2.8
                                                                 ----              ----               ----
                                                                 35.7%             34.0%              35.3%
                                                                 ====              ====               ====

For financial statement purposes, deferred tax assets and liabilities are recorded at a blend of the current statutory federal and states' tax rates -
38%. The principal temporary differences and their related deferred taxes are as follows (amounts in thousands):


                                                                  1999              1998
                                                                  ----              ----
        Reserves for self-insured losses                      $  1,087          $  1,130
        Deferred compensation                                      498               396
        Asset valuation reserves                                 1,154             1,038
        Other                                                       44                40
                                                              --------          --------
        Total deferred tax assets                                2,783             2,604
                                                              --------          --------

        Depreciation                                             1,939             1,873
        Investment in mining partnership                            14                52
        Other                                                      402               142
                                                              --------          --------
        Total deferred tax liabilities                           2,355             2,067
                                                              --------          --------

        Net deferred tax asset                                $    428          $    537
                                                              ========          ========


The net current deferred tax assets are $1,654 and $2,208 at year-end 1999 and 1998, respectively, and are included with "Prepaid expenses" on the Consolidated
Balance Sheets.

11. UNAUDITED QUARTERLY FINANCIAL DATA
The following table provides summarized unaudited fiscal quarterly financial data for 1999 and 1998 (amounts in thousands, except per share amounts; per share data restated for the stock split):


                                              First       Second        Third       Fourth
                                             quarter      quarter      quarter      quarter
                                             -------      -------      -------      -------
        1999
        Net sales                             $24,332     $31,253      $33,426       $29,609
        Gross profit                            4,950       7,655        6,768         8,624
        Depreciation, depletion and
           amortization                         1,087       1,243        1,377         1,291
        Net income                                734       2,039        1,598         2,531
        Basic income per share                    .34         .99          .80          1.29
        Diluted income per share                  .33         .97          .78          1.26


                                              First       Second        Third       Fourth
                                              quarter     quarter      quarter      quarter
                                              -------     -------      -------      -------
        1998
        Net sales                             $22,806     $28,935      $29,069       $27,935
        Gross profit                            4,592       5,822        6,467         6,330
        Depreciation, depletion and
           amortization                         1,020       1,029        1,045           898
        Net income                                579       1,232        1,685         1,123
        Basic income per share                    .27         .58          .79           .53
        Diluted income per share                  .26         .56          .77           .51


Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

12. INDUSTRY SEGMENT INFORMATION
In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 replaces the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information.

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

The following table presents information about reported segments for the fiscal years 1999, 1998 and 1997 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands).


                                          Heating and      Construction           All     Unallocated
                                     Air Conditioning         Materials     Other (a)       Corporate           Total
                                     ----------------         ---------     ---------       ---------           -----
   1999
   Revenues from external
        customers                            $ 55,860        $   62,608    $      145      $        7      $  118,620
   Depreciation, depletion
        and amortization                        1,181             3,758            22              37           4,998
   Segment operating income                     7,793             7,001            43          (3,542)         11,295
   Segment assets                              31,568            34,157            65           1,961          67,751
   Expenditures for segment
        assets                                  2,640             6,262            --             122           9,024



                                          Heating and      Construction           All     Unallocated
                                     Air Conditioning         Materials     Other (a)       Corporate           Total
                                     ----------------         ---------     ---------       ---------           -----
   1998
   Revenues from external
        customers                            $ 51,117        $   57,482    $      145      $       --      $  108,744
   Depreciation, depletion
        and amortization                        1,091             2,862            22              17           3,992
   Segment operating income                     4,183             6,414            41          (2,823)          7,815
   Segment assets                              25,628            29,888           183           7,918          63,617
   Expenditures for segment
        assets                                  1,352             4,994            --             118           6,464

   1997
   Revenues from external
        customers                            $ 47,601        $   50,292    $      145      $       --      $   98,038
   Depreciation, depletion
        and amortization                        1,085             2,364            25              19           3,493
   Segment operating income                     3,334             4,975           (97)         (2,642)          5,570
   Segment assets                              23,927            27,221           720           2,487          54,355
   Expenditures for segment
        assets                                  1,191             2,991             3               9           4,194


         (a) All Other represents segments below the quantitative thresholds. The segments include a small real estate operation and the holding costs for certain mining interests that remain from the period the Company maintained significant interests in mining operations.

All long-lived assets are in the United States and no customer accounts for 10% or more of consolidated revenue.

REPORT OF INDEPENDENT ACCOUNTANTS
To the Board of Directors and Shareholders of Continental Materials Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and retained earnings and cash flows present fairly, in all material respects, the financial position of Continental Materials Corporation and its subsidiaries at January 1, 2000 and January 2, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

Chicago, Illinois
March 2, 2000

Item 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes of accountants and/or disagreements on any matter of accounting principle or financial statement disclosure during the past 24 months which would require a filing under Item 9.


                                    PART III

Part III (Items 10, 11, 12,and 13) has been omitted from this 10-K Report since Registrant will file, not later than 120 days following the close of its fiscal year ended January 1, 2000, its definitive 2000 proxy statement. The information required by Part III will be included in that proxy statement and such information is hereby incorporated by reference, but excluding the information under the headings "Compensation Committee Report" and "Comparison of Total Shareholders' Return".

                                     PART IV

Item 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                ON FORM 8-K

(a) 1 Financial statements required by Item 14 are included in Item 8 of Part II.

(a) 2 The following is a list of financial statement schedules filed as part of this Report:


                       Report of Independent Accountants

                       Schedule II Valuation and Qualifying Accounts & Reserves For the Fiscal Years 1999, 1998 and 1997

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

Exhibit 3d Registrant's Certificate of Amendment of Restated Certificate of Incorporation dated June 4, 1999 filed as
                    Exhibit 1 to Form 8-K for the month of June 1999, incorporated herein by reference.

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

Exhibit 23          Consent of Independent Accountants (filed herewith).

Exhibit 27          Financial Data Schedule (filed herewith).

Exhibit 99a Continental Materials Corporation Employee Profit Sharing Retirement Plan Amended and Restated Generally Effective October 1, 1997.

Exhibit 99b Continental Materials Corporation Employees Profit Sharing Retirement Plan on Form 11-K for the year ended January 1, 2000 (to be filed by amendment).

* - Compensatory plan or arrangement

(b)             Reports on Form 8-K:

                No reports on Form 8-K were filed during the quarter ended January 1, 2000.

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

Date:  March 28, 2000

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


             SIGNATURE                                      CAPACITY(IES)                                 DATE
-------------------------------------            ------------------------------------            -----------------------
/S/ James G. Gidwitz
-------------------------------------
     James G. Gidwitz                                  Chief Executive Officer
                                                           and a Director                            March 28, 2000

/S/ Joseph J. Sum
-------------------------------------
     Joseph J. Sum                                         Vice President
                                                           and a Director                            March 28, 2000

/S/ Mark S. Nichter
-------------------------------------
     Mark S. Nichter                                  Secretary and Controller                       March 28, 2000

/S/ Thomas H. Carmody
-------------------------------------
      Thomas H. Carmody                                       Director                               March 28, 2000

/S/ Betsy R. Gidwitz
-------------------------------------
     Betsy R. Gidwitz                                         Director                               March 28, 2000

/S/ Ralph W. Gidwitz
-------------------------------------
      Ralph W. Gidwitz                                        Director                               March 28, 2000

/S/ Ronald J. Gidwitz
-------------------------------------
      Ronald J. Gidwitz                                       Director                               March 28, 2000

/S/ William G. Shoemaker
-------------------------------------
     William G. Shoemaker                                     Director                               March 28, 2000

/S/ Theodore R. Tetzlaff
-------------------------------------
     Theodore R. Tetzlaff                                     Director                               March 28, 2000

/S/ Darrell M. Trent
-------------------------------------
     Darrell M. Trent                                         Director                               March 28, 2000


                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Continental Materials Corporation

Our audits of the consolidated financial statements referred to in our report dated March 2, 2000 appearing in the 1999 Annual Report to Shareholders of Continental Materials Corporation also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP

Chicago, Illinois
March 2, 2000

                        CONTINENTAL MATERIALS CORPORATION

      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (c) (d)

                    for the fiscal years 1999, 1998 and 1997


                       COLUMN A                   COLUMN B         COLUMN C(1)           COLUMN D                COLUMN E

                                                 Balance at         Additions
                                                Beginning of      Charged to Costs      Deductions -          Balance at End of
                     Description                   Period            and Expenses          Describe                 Period
       --------------------------------      -----------------   -----------------    ----------------        ------------------
       YEAR 1999
       Allowance for doubtful accounts              $775,000           $486,000            $461,000    (a)          $800,000
                                             =================   =================    ================        ==================
       Inventory valuation reserve                  $504,000           $127,000           $  63,000    (b)          $568,000
                                             =================   =================    ================        ==================

       YEAR 1998
       Allowance for doubtful accounts              $580,000           $304,000            $109,000    (a)          $775,000
                                             =================   =================    ================        ==================
       Inventory valuation reserve                  $233,000           $667,000            $396,000    (b)          $504,000
                                             =================   =================    ================        ==================

       YEAR 1997
       Allowance for doubtful accounts             $ 373,000           $264,000           $  57,000    (a)          $580,000
                                             =================   =================    ================        ==================
       Inventory valuation reserve                 $ 404,000           $203,000            $374,000    (b)          $233,000
                                             =================   =================    ================        ==================


Notes:

(a)  Accounts written off, net of recoveries.            (c)  Reserve deducted in the balance sheet from
                                                              the asset to which it applies.

(b)  Amounts written off upon disposal of assets.        (d)  Column C(2) has been omitted as the answer
                                                              would be "none".
