Form 10-Q
period 2000-04-01
CONTINENTAL MATERIALS CORP
filed 2000-05-12
CIK 24104

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                         (Mark One)

            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ending APRIL 1, 2000

                                       OR

            [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from________________ to__________

                          Commission File number 1-3834

                        CONTINENTAL MATERIALS CORPORATION
  ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                         36-2274391
  -------------------------------------    ------------------------------------
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

                        Yes      X        No
                            -----------      -----------

Number of common shares outstanding at May 3, 2000.....................1,872,692


                 THE EXHIBIT FILED WITH THIS REPORT IS ON PAGE 8

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        CONTINENTAL MATERIALS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        APRIL 1, 2000 and JANUARY 1, 2000
                                   (Unaudited)
                        (000's omitted except share data)

                                                                          APRIL 1,                   JANUARY 1,
                  ASSETS                                                    2000                        2000
                  ------                                              ------------------        ---------------------
Current assets:
   Cash and cash equivalents                                           $         --                   $      347
   Receivables, net                                                          17,869                       20,161
   Inventories:
     Finished goods                                                           9,311                        7,557
     Work in process                                                          1,764                        1,642
     Raw materials and supplies                                               7,266                        6,767
   Prepaid expenses                                                           2,790                        2,592
                                                                      ------------------        ---------------------
      Total current assets                                                   39,000                       39,066
                                                                      ------------------        ---------------------

Property, plant and equipment, net                                           26,685                       26,891
                                                                      ------------------        ---------------------

Other assets                                                                  1,687                        1,794
                                                                      ------------------        ---------------------

                                                                           $ 67,372                    $  67,751
                                                                      ==================        =====================

                  LIABILITIES
Current liabilities:
   Bank loan payable                                                      $   4,900                    $   1,600
   Current portion of long-term debt                                          2,582                        2,582
   Accounts payable and accrued expenses                                     16,604                       17,948
   Income taxes                                                                 500                          927
                                                                      ------------------        ---------------------
      Total current liabilities                                              24,586                       23,057
                                                                      ------------------        ---------------------

Long-term debt                                                                1,840                        1,875
Deferred income taxes                                                         1,227                        1,227
Other long-term liabilities                                                   2,489                        2,549

                  SHAREHOLDERS' EQUITY
Common shares, $0.25 par value; authorized
   3,000,000; issued 2,574,264 and 2,653,176                                    643                          643
Capital in excess of par value                                                1,874                        1,983
Retained earnings                                                            43,186                       42,803
Treasury shares, 700,406 and 556,250, at cost                                (8,473)                      (6,386)
                                                                      ------------------        ---------------------
                                                                             37,230                       39,043
                                                                      ------------------        ---------------------

                                                                           $ 67,372                    $  67,751
                                                                      ==================        =====================


                             See accompanying notes

                        CONTINENTAL MATERIALS CORPORATION
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
           FOR THE THREE MONTHS ENDED APRIL 1, 2000 AND APRIL 3, 1999
                                   (Unaudited)
                    (000's omitted except per share amounts)



                                                                       APRIL 1,                   APRIL 3,
                                                                        2000                        1999
                                                                  -------------------        ------------------
Net sales                                                           $     24,375               $     24,332
                                                                  -------------------        ------------------

Costs and expenses:
   Cost of sales (exclusive of depreciation,
     depletion and amortization)                                          18,495                     18,375
   Depreciation, depletion and amortization                                1,352                      1,087
   Selling and administrative                                              3,978                      3,778
                                                                  -------------------        ------------------
                                                                          23,825                     23,240
                                                                  -------------------        ------------------


Operating income                                                             550                      1,092

Interest                                                                    (139)                       (67)
Other income, net                                                            197                        105
                                                                  -------------------        ------------------

Income before income taxes                                                   608                      1,130

Provision for income taxes                                                   225                        396
                                                                  -------------------        ------------------

   Net income                                                                383                         734

Retained earnings, beginning of period                                    42,803                      35,901
                                                                  -------------------        ------------------


Retained earnings, end of period                                    $     43,186                $     36,635
                                                                  ===================        ==================

Basic earnings per share                                            $        .20                $        .35
                                                                  ===================        ==================

     Average shares outstanding                                            1,892                       2,123
                                                                  ===================        ==================

Diluted earnings per share                                          $        .20                $       .34
                                                                  ===================        ==================

     Average shares outstanding                                            1,926                       2,172
                                                                  ===================        ==================






                             See accompanying notes

                       CONSOLIDATED MATERIALS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED APRIL 1, 2000 AND APRIL 3, 1999
                                   (Unaudited)
                                 (000's omitted)



                                                                             APRIL 1,                   APRIL 3,
                                                                              2000                        1999
                                                                      --------------------         -------------------
Net cash used by operating activities                                    $     (294)                  $   (4,572)

Investing activities:
   Capital expenditures                                                      (1,122)                      (1,636)
                                                                      --------------------         -------------------
Net cash used in investing activities                                        (1,122)                      (1,636)
                                                                      --------------------         -------------------

Financing activities:
   Borrowings under revolving credit facility                                 3,300                           --
   Capital lease obligation                                                      --                          101
   Repayment of long term debt                                                  (35)                         (50)
   Proceeds from exercise of stock options                                      164                           78
   Payment to acquire treasury stock                                         (2,360)                      (1,041)
                                                                      --------------------         -------------------
Net cash provided by (used in) financing activities                           1,069                         (912)

Net decrease in cash and cash equivalents                                      (347)                      (7,120)
Cash and cash equivalents:
   Beginning of period                                                          347                        7,120
                                                                      --------------------         -------------------

   End of period                                                      $          --                 $         --
                                                                      ====================         ===================



Supplemental disclosures of cash flow items:
Cash paid during the three months for:
   Interest                                                           $         155                 $        240
   Income taxes                                                                 656                          774











                             See accompanying notes

                        CONTINENTAL MATERIALS CORPORATION
                  SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
            NOTES TO THE QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS
                           QUARTER ENDED APRIL 1, 2000
                                   (Unaudited)



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

3. Operating results for the first three months of 2000 are not necessarily indicative of performance for the entire year. Historically, sales of construction materials are higher in the second and third quarters. Overall, sales of heating and air conditioning products have not shown strong seasonal fluctuations in recent years although product mix has historically yielded higher gross profit margins in the fourth quarter. (See Note 11 of Notes to Consolidated Financial Statements in the Company's 1999 Annual Report.)

4. The following is a reconciliation of the calculation of basic and diluted earnings per share (EPS) for the three months ended April 1, 2000 and April 3, 1999.



                                                                                            Per-share
                                                           Income            Shares          earnings
                                                       ----------------    -----------    ---------------
              April 1, 2000
              Basic EPS                                          $383           1,892              $ .20
                                                                                          ===============
              Effect of dilutive options                           --             34
                                                       ================    ===========
              Diluted EPS                                        $383           1,926              $ .20
                                                       ================    ===========    ===============

              April 3, 1999
              Basic EPS                                          $734           2,123              $ .35
                                                                                          ===============
              Effect of dilutive options                           --              49
                                                       ================    ===========
              Diluted EPS                                        $734           2,172              $ .34
                                                       ================    ===========    ===============

5. The following table presents information about reported segments for the three months ended April 1, 2000 and April 3, 1999 along with the items necessary to reconcile the segment information to the totals reported in the financial statements.



                                     Heating and Air       Construction                     Unallocated
                                       Conditioning         Materials        All Other       Corporate        Total
                                       ------------         ---------        ---------       ---------        -----
2000
Revenues from external
customers                                $  9,399           $14,939           $ 36            $    1        $24,375

Segment operating income                      185             1,164            (13)             (786)           550
Segment assets                             31,398            34,041             38             1,895         67,372

1999
Revenues from external
customers                                $ 10,132           $14,162           $ 36            $    2        $24,332

Segment operating income                      354             1,444             11              (717)         1,092
Segment assets                             28,416            31,035            173             1,681         61,305



There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last annual report.

6. On June 7,1999, the Company effected a 1-for-50 reverse stock split immediately followed by a 100-for-1 forward stock split. Share and per share amounts for 1999 have been restated to reflect this transaction.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF   OPERATION


         FINANCIAL CONDITION (SEE PAGES 2 AND 4)

       Operations for the first three months of 2000 used $294,000 in cash compared to $4,572,000 in 1999. The decrease in cash used is mainly attributed to changes in accounts receivable and inventories. The decrease in the accounts receivable balances is largely due to the timing of receipts. Cash used for the increase in inventories during the first quarter of 2000 was significantly less than during the 1999 period which reflected the build up of inventory levels in the heating and air conditioning segment related to abnormally low levels of furnaces at 1998 year end.

       The Company estimates that its short-term line of credit (of which $4,900,000 was outstanding at April 1, 2000) will be adequate to meet its cash requirements for the foreseeable future. Historically, the Company's borrowings against the short-term line peak during the second quarter and decline over the remainder of the year.


       OPERATIONS - COMPARISON OF QUARTER ENDED APRIL 1, 2000 TO QUARTER ENDED APRIL 3, 1999 (SEE PAGE 3)

       Consolidated net sales were relatively constant at $24,375,000. Sales of the construction materials segment increased $778,000 (5.2%) which is attributed to mild weather and the continuing high level of construction activity along the Front Range in southern Colorado. Partially offsetting this increase was a decrease in the sales of the heating and air conditioning segment of $733,000 (7.2%). This decrease was caused by the carryover into the 2000 season of evaporative cooler inventory at customers' locations as a result of the unseasonably cool 1999 spring and summer. To a lesser extent, the decrease also reflects the loss of a large retail evaporative cooler customer

       Consolidated cost of sales (exclusive of depreciation and depletion) as a percentage of sales increased from 75.5% to 75.9%. The increase reflects heightened competition in the construction materials segment due to a new competitor.

       Selling and administrative expenses increased $200,000 (5.3%) and as a percentage of sales from 15.5% to 16.3%. The increase in percentage is related to small increases in various expense categories and the addition of personnel.

       Depreciation, depletion and amortization increased from $1,087,000 to $1,352,000 as a result of the increased capital expenditures in the past two years.

       Interest expense increased due to higher levels of debt and interest rates.

       Historically, the Company has experienced operating losses during the first quarter. This pattern has changed in recent years due to the strong performance of the construction materials segment which has benefited from the continuing strong economy and mild weather along the Front Range of southern Colorado. Additionally, the fan coil product line, of the heating and air conditioning segment, continues to grow and shows little seasonality.


       YEAR 2000 COMPLIANCE

       There have not been any disruptions to the Company resulting from the year 2000 issue during the current quarter nor is there any meaningful update regarding this issue from the discussion in the Company's latest annual report on Form 10-K.

       A review has been undertaken to assess and correct Year 2000 issues affecting both our products and non-IT systems and equipment used in our businesses. At the present time, the Company has not identified any products that would not be Year 2000 compliant.


       FORWARD-LOOKING STATEMENTS

       This From 10 - Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information available to the Company at the time such statements were made. When used in this Report, words such as "estimates," "anticipates," "contemplates," "expects" and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of factors including but not limited to: weather, interest rates, availability of raw materials and their related costs and competitive forces.

    PART II - OTHER INFORMATION

    Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

                (a)  Exhibits:

                Exhibit 27:  Financial data schedule

                (b) Registrant filed no reports on Form 8-K during the quarter ended April 1, 2000.




                                    SIGNATURE
                                    ---------


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CONTINENTAL MATERIALS CORPORATION



Date:              May 12, 2000                  By:      /S/ Joseph J. Sum
           --------------------------            ------------------------------
                                                  Joseph J. Sum, Vice President
                                                  and Chief Financial Officer