Form 10-Q
period 2000-07-01
CONTINENTAL MATERIALS CORP
filed 2000-08-14
CIK 24104

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


        (Mark One)

            [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ending July 1, 2000

                                       OR

            [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from________________ to__________

                          Commission File number 1-3834

                        CONTINENTAL MATERIALS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                  36-2274391
-------------------------------            ------------------------------------
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

                               Yes X      No
                                  ---        ---

Number of common shares outstanding at August 7, 2000.................1,864,607


                THE EXHIBIT FILED WITH THIS REPORT IS ON PAGE 10

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        CONTINENTAL MATERIALS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        JULY 1, 2000 and JANUARY 1, 2000
                                   (Unaudited)
                        (000's omitted except share data)

                                                          JULY 1,   JANUARY 1,
                                                           2000        2000
                                                         --------   ----------
                      ASSETS
                      ------
Current assets:
   Cash and cash equivalents                             $     --    $    347
   Receivables, net                                        20,603      20,161
   Inventories:
     Finished goods                                         7,748       7,557
     Work in process                                        1,591       1,642
     Raw materials and supplies                             8,281       6,767
   Prepaid expenses                                         2,501       2,592
                                                         --------    --------
      Total current assets                                 40,724      39,066
                                                         --------    --------
 Property, plant and equipment, net                        25,940      26,891
                                                         --------    --------
 Other assets                                               1,657       1,794
                                                         --------    --------
                                                         $ 68,321    $ 67,751
                                                         ========    ========
                   LIABILITIES
                   -----------
Current liabilities:
   Bank loan payable                                     $  2,300    $  1,600
   Current portion of long-term debt                        2,150       2,582
   Accounts payable and accrued expenses                   14,503      17,948
   Income taxes                                               836         927
                                                         --------    --------
      Total current liabilities                            19,789      23,057
                                                         --------    --------

Long-term debt                                              6,226       1,875
Deferred income taxes                                       1,054       1,227
Other long-term liabilities                                 3,155       2,549

                  SHAREHOLDERS' EQUITY
                  --------------------
Common shares, $0.25 par value; authorized 3,000,000;
  issued 2,574,264                                            643         643
Capital in excess of par value                              1,774       1,983
Retained earnings                                          44,226      42,803
Treasury shares, 703,972 and 556,250, at cost              (8,546)     (6,386)
                                                         --------    --------
                                                           38,097      39,043
                                                         --------    --------
                                                         $ 68,321    $ 67,751
                                                         ========    ========

                             See accompanying notes

                        CONTINENTAL MATERIALS CORPORATION
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
            FOR THE THREE MONTHS ENDED JULY 1, 2000 AND JULY 3, 1999
                                   (Unaudited)
                    (000's omitted except per share amounts)

                                                    JULY 1,      JULY 3,
                                                     2000         1999
                                                   --------    --------
Net sales                                          $ 28,760    $ 31,253
                                                   --------    --------
Costs and expenses:
   Cost of sales (exclusive of depreciation,
     depletion and amortization)                     21,516      22,442
   Depreciation, depletion and amortization           1,371       1,243
   Selling and administrative                         4,218       4,207
                                                   --------    --------
                                                     27,105      27,892
                                                   --------    --------
Operating income                                      1,655       3,361
Interest                                               (199)       (149)
Other income, net                                       195          60
                                                   --------    --------
Income before income taxes                            1,651       3,272
Provision for income taxes                              611       1,233
                                                   --------    --------
   Net income                                         1,040       2,039
Retained earnings, beginning of period               43,186      36,635
                                                   --------    --------
Retained earnings, end of period                   $ 44,226    $ 38,674
                                                   ========    ========
Basic earnings per share                           $    .56    $    .99
                                                   ========    ========
     Average shares outstanding                       1,871       2,060
                                                   ========    ========
Diluted earnings per share                         $    .55    $    .97
                                                   ========    ========
     Average shares outstanding                       1,904       2,108
                                                   ========    ========

                             See accompanying notes

                        CONTINENTAL MATERIALS CORPORATION
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
             FOR THE SIX MONTHS ENDED JULY 1, 2000 AND JULY 3, 1999
                                   (Unaudited)
                    (000's omitted except per share amounts)

                                                           JULY 1,     JULY 3,
                                                            2000        1999
                                                           -------     -------
Net sales                                                 $ 53,135    $ 55,585
                                                          --------    --------
Costs and expenses:
    Cost of sales (exclusive of depreciation,
     depletion and amortization)                            40,011      40,817
    Depreciation, depletion and amortization                 2,723       2,330
    Selling and administrative                               8,196       7,985
                                                          --------    --------
                                                            50,930      51,132
                                                          --------    --------
Operating income                                             2,205       4,453
Interest                                                      (338)       (216)
Other income, net                                              392         165
                                                          --------    --------
Income before income taxes                                   2,259       4,402
Provision for income taxes                                     836       1,629
                                                          --------    --------
Net income                                                   1,423       2,773
Retained earnings, beginning of period                      42,803      35,901
                                                          --------    --------
Retained earnings, end of period                          $ 44,226    $ 38,674
                                                          ========    ========
Basic earnings per share                                  $    .76    $   1.33
                                                          ========    ========
     Average shares outstanding                              1,881       2,091
                                                          ========    ========
Diluted earnings per share                                $    .74    $   1.30
                                                          ========    ========
     Average shares outstanding                              1,916       2,138
                                                          ========    ========

                             See accompanying notes

                       CONSOLIDATED MATERIALS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JULY 1, 2000 AND JULY 3, 1999
                                   (Unaudited)
                                 (000's omitted)

                                                            JULY 1,    JULY 3,
                                                             2000       1999
                                                           --------   --------
Net cash used in operating activities                      $  (949)   $(3,464)
Investing activities:
   Capital expenditures                                     (1,724)    (5,125)
   Proceeds from sale of property and equipment                 76         16
   Investment in mining partnership                             --        (21)
                                                           -------    -------
Net cash used in investing activities                       (1,648)    (5,130)
                                                           -------    -------
Financing activities:
   Borrowings under revolving credit facility                  700      4,500
   Long-term borrowings                                      4,000        203
   Repayment of long term debt                                 (81)    (1,273)
   Proceeds from exercise of stock options                     164         78
   Payment to acquire treasury stock                        (2,533)    (1,471)
   Payment to purchase and cancel stock                         --       (563)
                                                           -------    -------
Net cash provided by financing activities                    2,250      1,474
                                                           -------    -------
Net decrease in cash and cash equivalents                     (347)    (7,120)
Cash and cash equivalents:
   Beginning of period                                         347      7,120
                                                           -------    -------
   End of period                                           $    --    $    --
                                                           =======    =======

Supplemental disclosures of cash flow items:
Cash paid during the six months for:
   Interest                                                $   358    $   329
   Income taxes                                                952      1,606

                             See accompanying notes

                        CONTINENTAL MATERIALS CORPORATION
                  SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
            NOTES TO THE QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS
                           QUARTER ENDED JULY 1, 2000
                                   (Unaudited)



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

3. Operating results for the first six months of 2000 are not necessarily indicative of performance for the entire year. Historically, sales of construction materials are higher in the second and third quarters. Overall, sales of heating and air conditioning products have not shown strong seasonal fluctuations in recent years although product mix has historically yielded higher gross profit margins in the fourth quarter. (See Note 11 of Notes to Consolidated Financial Statements in the Company's 1999 Annual Report.)

4. The following is a reconciliation of the calculation of basic and diluted earnings per share (EPS) for the three and six months ended July 1, 2000 and July 3, 1999. Amounts in thousands except per share data.

                                                Three months ended                             Six months ended
                                     -----------------------------------------     -----------------------------------------
                                                                    Per-share                                     Per-share
                                       Income         Shares        earnings          Income         Shares       earnings
                                     ------------    ----------    -----------     ------------    ----------    -----------
     July 1, 2000
     Basic EPS                           $1,040          1,871          $ .56          $1,423          1,881          $ .76
                                                                   ===========                                   ===========
     Effect of dilutive options              --             33                             --             35
                                     ============    ==========                    ============    ==========
     Diluted EPS                         $1,040          1,904          $ .55          $1,423          1,916          $ .74
                                     ============    ==========    ===========     ============    ==========    ===========
     July 3, 1999
     Basic EPS                           $2,039          2,060          $ .99          $2,773          2,091         $ 1.33
                                                                   ===========                                   ===========
     Effect of dilutive options              --             48                             --             47
                                     ============    ==========                    ============    ==========
     Diluted EPS                         $2,039          2,108          $ .97          $2,773          2,138         $ 1.30
                                     ============    ==========    ===========     ============    ==========    ===========

5. The following table presents information about reported segments for the six month and three month periods ended July 1, 2000 and July 3, 1999 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands).


                                      Heating and Air     Construction                   Unallocated
                                       Conditioning         Materials      All Other      Corporate         Total
                                      ---------------     ------------     ---------     -----------        -------
2000
----
SIX MONTHS
----------
Revenues from external
customers                                $ 21,799           $31,259           $ 72             $   5        $53,135
Operating income                              555             3,268           (25)           (1,593)          2,205
Assets                                     31,662            34,618             30             2,011         68,321
------
THREE MONTHS
------------
Revenues from external
customers                                  12,400            16,319             36                 5         28,760
Operating income                              370             2,093           (12)             (796)          1,655

1999
----
SIX MONTHS
----------
Revenues from external
customers                                $ 25,969           $29,541           $ 72              $  3        $55,585
Operating income                            2,025             3,872             22           (1,466)          4,453
Assets                                     31,351            34,216            148             2,010         67,725
------
THREE MONTHS
------------
Revenues from external
customers                                  15,837            15,379             36                 1         31,253
Operating income                            1,671             2,428             11             (749)          3,361

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last annual report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

       FINANCIAL CONDITION (SEE PAGES 2 AND 4)

       Operations for the first six months of 2000 used $949,000 in cash compared to $3,464,000 in 1999. The decrease in cash used is mainly attributed to receivables, inventories and accounts payable and accruals. As compared to the 2000 period, receivables grew at faster pace during the first six months of 1999 due to the increase in sales. Inventories also increased more during the first six months of 1999 reflecting the build up in the heating and air conditioning segment related to abnormally low levels of furnaces at 1998 year end. Accounts payable and accruals declined more during the first six months of 2000 as a result of the payment of certain accruals and the timing of raw material purchases.

       The Company estimates that its short-term line of credit (of which $2,300,000 was outstanding at July 1, 2000) will be adequate to meet its cash requirements for the foreseeable future. Historically, the Company's borrowings against the short-term line peak during the second quarter and decline over the remainder of the year.

       OPERATIONS - COMPARISON OF QUARTER ENDED JULY 1, 2000 TO QUARTER ENDED JULY 3, 1999 (SEE PAGE 3)

       Consolidated net sales decreased $2,493,000 (8%). The heating and air conditioning segment accounted for the entire decrease, $3,437,000 (21.7%), with sales of the evaporative cooler, fan coil and furnace lines all reporting declines. The decrease was primarily due to evaporative coolers as the result of the loss of two large retail customers, a carryover into the 2000 season of evaporative cooler inventory at customers' locations as a result of the unseasonably cool 1999 spring and summer and the early arrival of humid conditions in 2000 which traditionally signals a slowdown in cooler sales. Partially offsetting this decline was a $940,000 (6.1%) increase in the construction materials segment which is attributable to the continued strong construction activity along the Front Range in southern Colorado and favorable weather.

       Consolidated cost of sales (exclusive of depreciation and depletion) as a percentage of sales increased from 71.8% to 74.8%. The increase was experienced by both segments and is due to the decreased sales in the heating and air conditioning segment and heightened competition and increased costs, including wages and fuel, in the construction materials segment.

       Selling and administrative expenses increased $11,000 and as a percentage of sales from 13.5% to 14.7%. The increase in percentage is related to compensation matters and higher consulting fees.

       Interest expense increased reflecting both higher levels of outstanding debt and interest rates.

       The historical pattern of operating losses during the first quarter followed by stronger second and third quarters with a slight decline during the fourth quarter has changed in recent years. The main causes are the strong performance of the construction materials segment which has benefited from the continuing strong economy and mild winter weather along the Front Range of southern Colorado. Additionally, the fan coil product line of the heating and air conditioning segment, has grown in recent years and shows little seasonality.

       OPERATIONS - COMPARISON OF SIX MONTHS ENDED JULY 1, 2000 TO SIX MONTHS JULY 3, 1999 (SEE PAGE 4)

       Net sales declined $2,450,000 (4.4%). The decrease in the heating and air conditioning segment, $4,170,000, was due to the reasons noted above. The $1,718,000 increase in the construction materials segment was also due to the reasons noted above.

       Consolidated cost of sales (exclusive of depreciation and depletion) as a percentage of sales increased from 73.4% to 75.3%. The decrease was realized by both segments and is due to the reasons noted above.

       Selling and administrative expenses increased $211,000 (2.6%) and as a percentage of sales from 14.4% to 15.4%. The increase in percentage is related the reasons noted above.

       Interest expense increased due to the reasons noted above.

     YEAR 2000 COMPLIANCE

     There have not been any disruptions to the Company resulting from the year 2000 issue during the current quarter nor is there any meaningful update regarding this issue from the discussion in the Company's latest annual report on Form 10-K. The Company has not identified any products that would not be Year 2000 compliant.


     FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains forward-looking statements within the meaning of
     Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information available to the Company at the time such statements were made. When used in this Report, words such as "estimates," "anticipates," "contemplates," "expects" and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of factors including but not limited to: weather, interest rates, availability of raw materials and their related costs and competitive forces.


     PART II - OTHER INFORMATION

     Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The annual meeting of the stockholders of the Company was held on May 24, 2000.

          (b) At that meeting, three individuals, all of whom are current directors, were nominated and elected to serve until the 2003 Annual Meeting by the following votes:

      Director            Shares For      Shares Against    Shares Withheld
------------------        ----------      --------------    ----------------
Thomas H. Carmody         1,779,922             --               7,388
Ronald J. Gidwitz         1,784,030             --               3,280
Darrell M. Trent          1,784,030             --               3,280

     There were no broker non-votes.

    The following directors' terms of office continued after the meeting until the Annual Meetings of the years as noted:

                 Directors                         Expiration of Term
      --------------------------------          --------------------------
      James G. Gidwitz                                    2001
      Betsy R. Gidwitz                                    2001
      Joseph J. Sum                                       2001
      Ralph W. Gidwitz                                    2002
      William G. Shoemaker                                2002
      Theodore R. Tetzlaff                                2002

          (c) In addition to the above election, the independent auditing firm of PricewaterhouseCoopers LLP was appointed by the following vote:

             For                Against                    Abstain
          ---------            ---------                  ---------
          1,784,590              2,520                       200

               There were no broker non-votes.

          (d)  No other matters were submitted for vote.


    Item 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits:

                Exhibit 27:  Financial data schedule

            (b) Registrant filed no reports on Form 8-K during the quarter ended July 1, 2000.


                                    SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        CONTINENTAL MATERIALS CORPORATION


Date:         August 10, 2000             By: /s/ Joseph J. Sum
      -------------------------------         ---------------------------------
                                              Joseph J. Sum, Vice President
                                              and Chief Financial Officer