Form 10-Q
period 2000-09-30
CONTINENTAL MATERIALS CORP
filed 2000-11-13
CIK 24104

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ending September 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

             For the transition period from___________ to__________

                          Commission File number 1-3834

                        CONTINENTAL MATERIALS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    36-2274391
-----------------------------------    -----------------------------------------
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

                               Yes      X        No
                                    ---------      --------

Number of common shares outstanding at November 3, 2000................1,848,948


                THE EXHIBIT FILED WITH THIS REPORT IS ON PAGE 10

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        CONTINENTAL MATERIALS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 30, 2000 and JANUARY 1, 2000
                                   (Unaudited)
                        (000's omitted except share data)

                                                        SEPTEMBER 30,                JANUARY 1,
                  ASSETS                                    2000                        2000
                  ------
                                                  --------------------------    ---------------------
Current assets:
   Cash and cash equivalents                              $     1,606                $       347
   Receivables, net                                            18,272                     20,161
   Inventories:
     Finished goods                                             7,705                      7,557
     Work in process                                            1,556                      1,642
     Raw materials and supplies                                 8,511                      6,767
   Prepaid expenses                                             2,405                      2,592
                                                  --------------------------    ---------------------
      Total current assets                                     40,055                     39,066
                                                  --------------------------    ---------------------
Property, plant and equipment, net                             25,344                     26,891
                                                  --------------------------    ---------------------
Other assets                                                    1,635                      1,794
                                                  --------------------------    ---------------------
                                                            $  67,034                  $  67,751
                                                  ==========================    =====================

                  LIABILITIES
Current liabilities:
   Bank loan payable                                      $        --              $       1,600
   Current portion of long-term debt                            2,150                      2,582
   Accounts payable and accrued expenses                       13,919                     17,948
   Income taxes                                                 1,287                        927
                                                  --------------------------    ---------------------
      Total current liabilities                                17,356                     23,057
                                                  --------------------------    ---------------------
Long-term debt                                                  6,200                      1,875
Deferred income taxes                                           1,054                      1,227
Other long-term liabilities                                     3,417                      2,549

                  SHAREHOLDERS' EQUITY

Common shares, $0.25 par value; authorized
   3,000,000; issued 2,574,264                                    643                        643
Capital in excess of par value                                  1,810                      1,983
Retained earnings                                              45,165                     42,803
Treasury shares, 712,016 and 556,250, at cost                  (8,611)                    (6,386)
                                                                                ---------------------
                                                  --------------------------
                                                               39,007                     39,043
                                                  --------------------------    ---------------------
                                                          $    67,034                $    67,751
                                                  ==========================    =====================

                             See accompanying notes

                        CONTINENTAL MATERIALS CORPORATION
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999
                                   (Unaudited)
                    (000's omitted except per share amounts)

                                                     SEPTEMBER 30, 2000          OCTOBER 2, 1999
                                                  --------------------------    -------------------
Net sales                                                 $   27,453               $   31,426
                                                  --------------------------    -------------------
Costs and expenses:
   Cost of sales (exclusive of depreciation,
     depletion and amortization)                              20,077                   23,367
   Depreciation, depletion and amortization                    1,605                    1,377
   Selling and administrative                                  4,138                    4,035
                                                  --------------------------    -------------------
                                                              25,820                   28,779
                                                  --------------------------    -------------------

Operating income                                               1,633                    2,647

Interest                                                        (179)                    (136)
Other income, net                                                 36                       25
                                                  --------------------------    -------------------
Income before income taxes                                     1,490                    2,536

Provision for income taxes                                       551                      938
                                                  --------------------------    -------------------
   Net income                                                    939                    1,598

Retained earnings, beginning of period                        44,226                   38,674
                                                  --------------------------    -------------------
Retained earnings, end of period                          $   45,165               $   40,272
                                                  ==========================    ===================
Basic earnings per share                                  $      .50               $      .80
                                                  ==========================    ===================
     Average shares outstanding                                1,866                    1,994
                                                  ==========================    ===================
Diluted earnings per share                                $      .49               $      .78
                                                  ==========================    ===================
     Average shares outstanding                                1,904                    2,043
                                                  ==========================    ===================

                             See accompanying notes

                        CONTINENTAL MATERIALS CORPORATION
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999
                                   (Unaudited)
                    (000's omitted except per share amounts)

                                                       SEPTEMBER 30,                 OCTOBER 2,
                                                            2000                        1999
                                                  -------------------------     ---------------------
Net sales                                                  $   80,588                $    87,011
                                                  -------------------------     ---------------------
Costs and expenses:
    Cost of sales (exclusive of depreciation,
     depletion and amortization)                               60,088                     64,184
    Depreciation, depletion and amortization                    4,328                      3,707
    Selling and administrative                                 12,334                     12,020
                                                  -------------------------     ---------------------
                                                               76,750                     79,911
                                                  -------------------------     ---------------------
Operating income                                                3,838                      7,100

Interest                                                         (517)                      (352)
Other income, net                                                 428                        190
                                                  -------------------------     ---------------------
Income before income taxes                                      3,749                      6,938

Provision for income taxes                                      1,387                      2,567
                                                  -------------------------     ---------------------
Net income                                                      2,362                      4,371

Retained earnings, beginning of period                         42,803                     35,901
                                                  -------------------------     ---------------------
Retained earnings, end of period                           $   45,165                $    40,272
                                                  =========================     =====================
Basic earnings per share                                   $     1.26                $      2.12
                                                  =========================     =====================
     Average shares outstanding                                 1,876                      2,059
                                                  =========================     =====================
Diluted earnings per share                                 $     1.24                $      2.08
                                                  =========================     =====================
     Average shares outstanding                                 1,913                      2,105
                                                  =========================     =====================

                             See accompanying notes

                       CONSOLIDATED MATERIALS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999
                                   (Unaudited)
                                 (000's omitted)

                                                        SEPTEMBER 30,             OCTOBER 2,
                                                             2000                    1999
                                                  --------------------------    ---------------------
Net cash provided by operating activities               $      3,729                 $     3,617
                                                  --------------------------    ---------------------
Investing activities:
   Capital expenditures                                       (2,441)                     (7,793)
   Proceeds from sale of property and equipment                   76                          16
   Investment in mining partnership                               --                         (42)
                                                  --------------------------    ---------------------
Net cash used in investing activities                         (2,365)                     (7,819)
                                                  --------------------------    ---------------------
Financing activities:
   Repayment of revolving credit facility                     (1,600)                        800
   Long-term borrowings                                        4,000                         203
   Repayment of long term debt                                  (107)                     (1,315)
   Proceeds from exercise of stock options                       203                         118
   Payment to acquire treasury stock                          (2,601)                     (1,887)
   Payment to purchase and cancel stock                           --                        (696)
                                                  --------------------------    ---------------------
Net cash used in financing activities                           (105)                     (2,777)
                                                  --------------------------    ---------------------
Net decrease in cash and cash equivalents                      1,259                      (6,979)
Cash and cash equivalents:
   Beginning of period                                           347                       7,120
                                                  --------------------------    ---------------------
   End of period                                        $      1,606                 $       141
                                                  ==========================    =====================

Supplemental  disclosures  of cash flow items:
Cash paid during the nine months for:
   Interest                                             $        534                 $       490
   Income taxes                                                1,912                       3,505

                             See accompanying notes

                        CONTINENTAL MATERIALS CORPORATION
                  SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
            NOTES TO THE QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS
                        QUARTER ENDED SEPTEMBER 30, 2000
                                   (Unaudited)

1. The unaudited interim consolidated financial statements included herein are prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual financial statements have been omitted. The interim financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of management, the consolidated financial statements include all adjustments (none of which were other than normal recurring adjustments) necessary for a fair statement of the results for the interim periods. To be consistent with current presentation, certain reclassifications have been made to sales and cost of sales (exclusive of depreciation, depletion and amortization) for the three months and nine month period ended October 2, 1999 to eliminate intercompany sales and cost of sales in the construction materials segment. The reclassification had no impact on net income.

2. The provision for income taxes is based upon the estimated effective tax rate for the year.

3. Operating results for the first nine months of 2000 are not necessarily indicative of performance for the entire year. Historically, sales of construction materials are higher in the second and third quarters. Overall, sales of heating and air conditioning products have not shown strong seasonal fluctuations in recent years although product mix has historically yielded higher gross profit margins in the fourth quarter. (See Note 11 of Notes to Consolidated Financial Statements in the Company's 1999 Annual Report.)

4. The following is a reconciliation of the calculation of basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2000 and October 2, 1999. Amounts in thousands except per share data.

                                                Three months ended                            Nine months ended
                                     -----------------------------------------     -----------------------------------------
                                                                   Per-share                                     Per-share
                                                                    earnings                                      earnings
                                       Income         Shares                         Income         Shares
                                     ------------    ----------    -----------     ------------    ----------    -----------
     September 30, 2000
     Basic EPS                            $ 939          1,866          $ .50          $2,362          1,876         $ 1.26
                                                                   ===========                                   ===========
     Effect of dilutive options              --             38                             --             37
                                     ------------    ----------                    ------------    ----------
     Diluted EPS                          $ 939          1,904          $ .49          $2,362          1,913         $ 1.24
                                     ============    ==========    ===========     ============    ==========    ===========
     October 2, 1999
     Basic EPS                           $1,598          1,994          $ .80          $4,371          2,059         $ 2.12
                                                                   ===========                                   ===========
     Effect of dilutive options              --             49                             --             46
                                     ------------    ----------                    ------------    ----------
     Diluted EPS                         $1,598          2,043          $ .78          $4,371          2,105         $ 2.08
                                     ============    ==========    ===========     ============    ==========    ===========

5. The following table presents information about reported segments for the nine month and three month periods ended September 30, 2000 and October 2, 1999 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands).

>
                               Heating and Air       Construction                     Unallocated
                                 Conditioning         Materials        All Other       Corporate          Total
                                 ------------         ---------        ---------       ---------          -----
2000
NINE MONTHS
Revenues from external
customers                            $ 32,310          $ 48,164          $ 109             $   5       $ 80,588
Operating income                        1,380             4,731           (25)           (2,248)          3,838
Assets                                 29,387            33,132             43             4,472         67,034
THREE MONTHS
Revenues from external
customers                              10,511            16,905             37               --          27,453
Operating income                          825             1,491             --             (683)          1,633

1999
NINE MONTHS
Revenues from external
customers                            $ 39,393          $ 47,482          $ 109            $   27       $ 87,011
Operating income                        3,661             5,588             32           (2,181)          7,100
Assets                                 28,785            34,775            160             2,177         65,897
THREE MONTHS
Revenues from external
customers                              13,424            17,941             37                24         31,426
Operating income                        1,636             1,716             10             (715)          2,647

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last annual report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


         FINANCIAL CONDITION (SEE PAGES 2 AND 4)

     Operations for the first nine months of 2000 generated $3,729,000 in cash compared to $3,617,000 in 1999. The small increase in cash flow is mainly attributed to a smaller working capital requirement in 2000 as a result of lower sales.

     During June 2000, the Company converted $4,000,000 of its borrowings under the short-term line of credit to term debt. The cash had been used for capital expenditures and the purchase of treasury shares. The Company estimates that its short-term line of credit (which was unused at September 30, 2000) will be adequate to meet cash requirements for the foreseeable future. Historically, the Company's borrowings against the short-term line peak during the second quarter and decline over the remainder of the year.

     OPERATIONS - COMPARISON OF QUARTER ENDED SEPTEMBER 30, 2000 TO QUARTER ENDED OCTOBER 2, 1999 (SEE PAGE 3)

     Consolidated net sales decreased $3,973,000 (12.6%). Sales in the heating and air conditioning segment declined $2,913,000 (21.7%), with sales of the evaporative cooler, fan coil and furnace lines all reporting declines. The decrease in evaporative coolers was primarily due to the loss of two large retail customers, a carryover into the 2000 season of evaporative cooler inventory at customers' locations as a result of the unseasonably cool 1999 spring and summer and the early arrival of humid conditions in 2000 which traditionally signals a slowdown in cooler sales. Fan coil sales declined due to a slowdown of construction activity in Las Vegas, a traditionally strong market for this product. Furnace sales were down, as the particularly strong sales of September 1999 were not repeated. Sales in the construction materials segment also were lower than the prior year's quarter, $1,036,000 (5.8%). The decline was primarily due to increased competition.

     Consolidated cost of sales (exclusive of depreciation and depletion) as a percentage of sales declined from 74.4% to 73.1%. The construction materials segment realized the decline.

     Depreciation, depletion and amortization expense increased due to the high level of capital expenditures in 1999 for which a full year of depreciation is being taken in 2000.

     Selling and administrative expenses increased $103,000. The increase is related to the Company's new computer and information systems.

     Interest expense increased reflecting both higher levels of outstanding debt and interest rates.

     Recently, sales in the heating and air conditioning segment have demonstrated little seasonality with the exception that first quarter sales tend to be slightly lower than the latter quarters. Sales in the construction materials segment are generally stronger in the second and third quarters as winter weather often dampens the construction activity along the Front Range of southern Colorado.

     OPERATIONS - COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 TO NINE MONTHS ENDED OCTOBER 2, 1999 (SEE PAGE 4)

     Net sales declined $6,423,000 (7.4%). The decrease in the heating and air conditioning segment, $7,083,000, was due to the reasons noted above. The $682,000 increase in the construction materials segment was due to the continued strong construction activity along the Front Range in southern Colorado and favorable weather during the first quarter of the year.

     Consolidated cost of sales (exclusive of depreciation and depletion) as a percentage of sales increased from 73.8% to 74.6%. The increase in the heating and air conditioning segment was partially offset by an improvement in the construction materials segment.

     Selling and administrative expenses increased $314,000 (2.6%) due to the reasons noted above.

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

    PART II -   OTHER INFORMATION

    Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

                (a)  Exhibits:

                Exhibit 27:  Financial data schedule

                (b) Registrant filed no reports on Form 8-K during the quarter ended September 30, 2000.

                                    SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CONTINENTAL MATERIALS CORPORATION

Date:        November 6, 2000              By:  /s/ Joseph J. Sum
     --------------------------------      ------------------------------------
                                                Joseph J. Sum, Vice President
                                                and Chief Financial Officer