Form 10-K
period 2000-12-30
CONTINENTAL MATERIALS CORP
filed 2001-03-30
CIK 24104

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

 |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

      For the fiscal year ended December 30, 2000

                                       OR

 |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from  _______________ to _____________________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value (based on March 21, 2001 closing price) of voting stock held by non-affiliates of registrant: Approximately $17,090,000.

      Number of common shares outstanding at March 21, 2001: 1,815,097.

      Incorporation by reference: Portions of registrant's definitive proxy statement for the 2001 Annual meeting of stockholders to be held on May 23, 2001 into Part III of this Form 10-K. (The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.)

      Index to Exhibits: on page 27 hereof.

NOTE: References to a "Note" are to the Notes to Consolidated Financial Statements which are included on pages 16 through 24 of this Annual Report on Form 10-K.

                                     PART I

Item 1.    BUSINESS

There have been no significant changes in the business during the past five years other than the purchase of substantially all of the assets of Valco, Inc.'s (Valco) ready-mix concrete and aggregates operation in Pueblo, Colorado on October 21, 1996. The Company formed a new subsidiary, Transit Mix of Pueblo, Inc. to hold and operate these acquired assets. Subsequent to the fiscal 2000 year-end, the Company acquired all of the stock of Rocky Mountain Ready Mix Concrete, Inc., a ready-mix concrete producer in the metropolitan Denver, Colorado area. Accordingly, results for 2000 do not include any activity for this new company.

The Company operates primarily in two industry segments, the Heating and Air Conditioning segment and the Construction Materials segment. The Heating and Air Conditioning segment is comprised principally of wall furnaces, console heaters, evaporative coolers and fan coils which are manufactured by Phoenix Manufacturing, Inc. of Phoenix, Arizona and Williams Furnace Co. of Colton, California. The Construction Materials segment is comprised of ready mix concrete, construction aggregates, building supplies and doors which are offered by Castle Concrete Company and Transit Mix Concrete Co. both of Colorado Springs, Colorado, and Transit Mix of Pueblo, Inc. of Pueblo, Colorado.

In addition to the above operating segments, an Other classification is utilized to cover a small real estate operation and the holding costs for certain mining interests that remain from the period the Company maintained significant interests in mining operations. The expenses of the corporate office, which provides treasury, insurance and tax services as well as strategic business planning and general management services, are not allocated to the segments. Expenses related to the Management Information Systems group are allocated to all locations, including the corporate office, based upon a formula that is intended to capture use of the system and time spent by MIS staff.

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

MARKETING, SALES AND SUPPORT

MARKETING

The Heating and Air Conditioning segment markets its products throughout the United States through plumbing, heating and air conditioning wholesale distributors as well as directly to some major retail home-centers and other retail outlets. Fan coils are also sold to HVAC installing contractors and equipment manufacturers for commercial applications. Independent manufacturers' representatives are utilized for all products. The Company also employs and utilizes a small staff of sales and sales support personnel. Sales in this segment are predominantly in the United States and are concentrated in the Western and Southwestern states. Sales of furnaces and console heaters usually increase in the months of August through January. Sales of evaporative coolers usually increase in the months of March through July. Sales of the fan coil product line are more evenly distributed throughout the year although the highest volume typically occurs during the late spring and summer. In order to sell wall furnaces and evaporative coolers during the off season, extended payment terms are offered to customers.

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

During 2000, no customer accounted for 10% or more of the total sales of the Company.

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

BACKLOG

The order backlog at December 30, 2000 and January 1, 2000 for the Heating and Air Conditioning segment were as follows:

                       December 30, 2000     January 1, 2000
                       -------------------  ------------------
   Furnaces                $      366,000         $    25,000
   Console heaters                 20,000               5,000
   Evaporative coolers          1,100,000             750,000
   Fan coil                     1,469,000           2,100,000
                       -------------------  ------------------
   Total                   $    2,955,000         $ 2,880,000
                       ===================  ==================

The above backlogs are expected to be substantially filled during the first quarter of 2001.

At December 30, 2000, the Construction Materials segment had a backlog of approximately $5,225,000 ($2,785,000 at January 1, 2000) primarily relating to construction contracts awarded and expected to be filled during the first half of 2001.

Management does not believe that any of the above backlogs represent a trend but rather are indicative only of the timing of orders received or contracts awarded.

RESEARCH AND DEVELOPMENT/PATENTS

In general, the companies rely upon, and intend to continue to rely upon, unpatented proprietary technology and information. However, research and development activities in the Heating and Air Conditioning segment have resulted in a patent related to the Power Cleaning System (expiring January 2014) for the evaporative coolers and a patent entitled "Wall Furnace With Side Vented Draft Hood" (expiring November 2011) which has increased efficiency above that previously offered by the industry. A patent is pending related to the Company's new combination cooling and heating product. The amounts expended on research and development are not material and are expensed as incurred. The Company believes its interests in its patent applications, as well as its proprietary knowledge, are sufficient for its businesses as currently conducted.

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

COMPETITIVE CONDITIONS

HEATING AND AIR CONDITIONING - The Company is one of four principal companies producing wall furnaces (excluding units sold to the recreational vehicle industry) and gas fired console heaters. The wall furnace and console heater markets are only a small component of the heating industry. The Company serves these market areas from a plant in Colton, California. The sales force consists of in-house sales personnel and external manufacturers' representatives. The entire heating industry is dominated by manufacturers (most of which are substantially larger than the Company) selling diversified lines of heating and air conditioning units directed primarily toward central heating and cooling systems. All of the producers compete on a basis of price, service and timeliness of delivery.

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

CONSTRUCTION MATERIALS - The Company is one of five companies producing ready mix concrete in the Colorado Springs area, and one of three companies producing ready mix concrete in the Pueblo area. Although we hold a significant share of both of the markets served, the other competitors compete aggressively on the basis of price, service and product features.

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

EMPLOYEES

The Company employed 758 people as of December 30, 2000. Employment varies throughout the year due to the seasonal nature of the businesses. A breakdown of the prior three years employment at year-end by segment was:

                                            2000        1999          1998
                                         -----------  ----------    ----------
             Heating and Air                397          433           402
             Conditioning
             Construction Materials         347          354           332
             Corporate Office                14           14            12
                                         -----------  ----------    ----------
               Total                        758          801           746
                                         ===========  ==========    ==========

The factory employees at the Colton, California plant are represented by the Carpenters Local 721 Union under a contract that expires in June 2002. Certain drivers and mechanics at the Pueblo facility are represented by Teamsters Local 435 under a contract that expired in December 2000. No settlement on a new contract has been reached.

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

The Company serves the southern Colorado ready-mix concrete market from seven owned batch plants. In addition, the Company currently operates aggregate processing facilities on three owned and three leased mining properties. These facilities are, in the opinion of management, in good condition and sufficient for the Company's current needs. The Company also owns or leases other aggregate deposits not currently in production.

In the opinion of management, the owned and leased properties contain permitted and minable reserves sufficient to service sand, rock and gravel requirements for the foreseeable future.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                     PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

Continental Materials Corporation shares are traded on the American Stock Exchange under the symbol CUO. Market prices (restated for the stock split, see
Note 6 on pages 19 through 21) for the past two years are:

                                                 High              Low
                  2000        Fourth Quarter     $14              $10.75
                              Third Quarter      17.25            12.63
                              Second Quarter     23               16
                              First Quarter      23 3/4           21 5/8

                  1999        Fourth Quarter     $23 1/8          $21
                              Third Quarter      23               19 1/4
                              Second Quarter     20               17 13/16
                              First Quarter      18 7/16          15 7/8


At March 16, 2001, the Company had approximately 325 shareholders of record.

The Company has never paid a dividend. The Company's policy is to reinvest earnings from operations, and the Company expects to follow this policy for the foreseeable future.

Item 6.      SELECTED FINANCIAL DATA
(Amounts in thousands, except per share amounts)
------------------------------------------------

                                2000        1999        1998        1997        1996
SUMMARY OF OPERATIONS
Sales                          $ 116,002   $ 123,886   $ 113,210   $ 101,852   $ 95,138

Earnings before interest,
 taxes, depreciation and
 amortization (EBITDA)            14,300      16,209      11,570       9,224      6,703

Net income                     $   5,335   $   6,902   $   4,618   $   3,110   $  2,355

PER SHARE DATA
Basic earnings per share       $    2.86   $    3.39   $    2.15   $    1.41   $   1.06
Weighted average shares
 outstanding                       1,869       2,035       2,147       2,200      2,210

Diluted earnings per share     $    2.81   $    3.32   $    2.10   $    1.39   $   1.05
Weighted average shares
 outstanding                       1,901       2,082       2,196       2,239      2,228

FINANCIAL CONDITION
Current ratio                      2.4:1       1.7:1       2.0:1       2.4:1      2.1:1

Total assets                   $  68,250   $  67,751   $   63,617  $   54,355  $ 53,550

Long-term debt, including
 current portion                   7,305       4,457        6,810       8,300     8,000

Shareholders' equity              41,813      39,043       36,238      31,858    29,350

Long-term debt to net worth          .18         .11          .19         .26       .27

Book value per diluted share   $   22.00   $   18.75   $    16.50  $    14.23  $  13.17

CASH FLOWS
Net cash provided by (used in):
  Operating activities         $  10,108   $   6,328   $   14,223  $    6,086  $  6,676
  Investing activities            (2,749)     (9,038)      (6,899)     (4,239)   (9,174)
  Financing activities            (1,490)     (4,063)      (1,728)       (702)    1,803
                               ---------   ---------   ----------  ----------  --------
  Net (decrease) increase
  in cash and cash equivalents $   5,869   $  (6,773)  $    5,596  $    1,145  $   (695)
                               =========   =========   ==========  ==========  ========

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(References to a "Note" are to Notes to Consolidated Financial Statements)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased to $6,216,000 at year-end compared to $347,000 in the prior year. Operations in 2000 provided $10,108,000 of cash compared to $6,328,000 in 1999 and the $14,223,000 generated in 1998. The increase in net cash generated by operating activities in 2000 compared to 1999 was due primarily to the net change in receivables. The decrease in net cash generated by operations in 1999 was primarily due to an increase in inventories. This increase in inventories was due to the low level of finished goods furnace inventory on hand at year-end 1998. Raw materials and work-in-process also increased in 1999 due to the higher fan coil volume.

Net cash used in investing activities was $2,749,000 in 2000, $9,038,000 in 1999, and $6,899,000 in 1998. Capital expenditures for 2000, 1999 and 1998 were $3,306,000, $9,024,000 and $6,464,000, respectively. The capital expenditures were principally to support the continuing strong business demand that has been experienced by the companies in the construction materials segment although some projects planned for 2000 were postponed. The 1999 and 1998 capital additions include approximately $1,100,000 and $1,300,000, respectively, related to the implementation of a Year 2000 compliant enterprise planning system as well as the modernization and integration of Company systems. Also during 1999, the Company invested approximately $1,237,000 in new office and warehouse space in Phoenix while during 1998, the Company invested $470,000 to acquire a new product line for the heating and air conditioning segment.

Budgeted capital expenditures for 2001 are approximately $9,300,000 ($7,000,000 for the construction materials segment and $2,300,000 for the heating and air conditioning segment), which is approximately $3,300,000 more than planned depreciation. The construction materials budget includes approximately $2,100,000 for new batch plant sites and expansions of existing plants, $1,500,000 for a new aggregates crushing and screening plant for the east side of Pueblo and $1,250,000 for a new sand plant that is expected to increase yield, improve quality and reduce costs. The heating and air conditioning budget includes approximately $1,350,000 for new office space in Colton with the balance primarily for routine replacement and upgrades. The Company expects that the 2001 expenditures will be funded from existing cash balances, operating cash flow and leasing capacity.

During 2000, cash of $1,490,000 was used in financing activities. The Company increased its term debt by $4,000,000. Scheduled long-term debt repayments of $1,152,000 were made during the year and the $1,600,000 balance outstanding on the revolving line of credit at the end of 1999 was repaid. Cash of $2,770,000 was used to acquire 146,032 shares of treasury stock partially offset by proceeds from the exercise of stock options which generated $32,000. During 1999, cash of $4,063,000 was used in financing activities. Scheduled long-term debt repayments of $2,556,000 were made during the year. Costs and expenses associated with the June cancellation of 79,096 (post-split) shares were $1,595,000. An additional $2,746,000 was used to acquire 139,574 shares of treasury stock. Borrowings against the revolving credit facility of $1,600,000 and an increase in the capital lease of $203,000 provided a portion of the above cash while proceeds from the exercise of stock options generated $144,000. During 1998, cash of $1,728,000 was used in financing activities. Scheduled long-term debt repayments of $1,900,000 were made during the year and cash of $238,000 was used to acquire 16,060 shares of treasury stock.

The Company maintains a term loan and revolving credit facility with two banks. At December 30, 2000 $7,000,000 was outstanding on the term loan. A revolving credit facility of up to $10,000,000 is available for seasonal needs including the funding of seasonal sales programs related to the furnace and evaporative cooler product lines. The line is also used for stand-by letters of credit to insurance carriers in support of self-insured amounts under the Company's insurance program. Borrowings are unsecured and bear interest at prime or an adjusted LIBOR rate. Effective January 3, 2001, the Company amended the credit agreement with its two banks to increase the unsecured term loan portion to $19,000,000. The additional $12,000,000 of funds was used to purchase the capital stock of Rocky Mountain Ready Mix Concrete, Inc., see Note 13. The amended agreement provides for semi-annual principal repayments of $1,500,000 beginning June 15, 2001 with final payment of $2,500,000 due on December 15, 2006. Terms and conditions of the amended agreement remain similar to those of the previous agreement.

Other than the funds provided for the acquisition by the increased term loan noted above, the Company anticipates the primary source of cash flow in 2001 to be from its operating subsidiaries. The existing cash balances and anticipated cash flow in 2001, supplemented by the revolving line of credit, will be sufficient to cover expected cash needs, including servicing debt and planned capital expenditures.

The Company purchases insurance coverage for workers' compensation, general, product and automobile liability, maintaining certain levels of retained risk (self-insured portion). Provisions for both claims and unasserted claims that would be covered under the self-insured portion of the policies are recorded in accordance with the requirements of Statement of Financial Accounting Standards
(SFAS) No. 5, "Accounting for Contingencies."

OPERATIONS   2000 vs. 1999

Consolidated sales declined $7,884,000, or 6% to $116,002,000. The sales of the heating and air conditioning segment declined $7,685,000 (14%) while sales of the construction materials segment were off $195,000, less than 1%, compared to the previous year. The decline in the heating and air conditioning segment was experienced by all three of the product lines.

The Company experienced a high level of price competition in all of its product lines, which the Company expects to continue into 2001. During 2000, inflation was not a significant factor at any of the operations.

Cost of sales (exclusive of depreciation, depletion and amortization), as a percent of sales, remained relatively constant at approximately 70%. The slight increase is primarily due to the decline in sales in the heating and air conditioning segment although heightened competition in the Pueblo, Colorado ready-mix concrete market and increased costs at two construction aggregate operations affected profit margins in the construction materials segment.

Depreciation, depletion and amortization increased from $4,998,000 to $5,419,000 due to the high level of capital expenditures during 1999.

Selling and administrative expenses decreased $988,000. As a percentage of sales, selling and administrative expenses remained relatively constant at just over 13%

The decline in operating income primarily reflects the decreased sales, the heightened competition in Pueblo, Colorado and the increased costs at the two construction aggregate operations. The increased depreciation also had a dampening effect on operating income.

The increase in interest expense of $102,000 is the result of the higher term loan balance and higher interest rates.

The increase in other income is primarily the result of a $383,000 gain on the sale of a depleted gravel property in Colorado Springs.

The Company's 2000 effective income tax rate on income (35.8%) reflects federal and state statutory rates adjusted for non-deductible and other tax items. See
Note 10.

OPERATIONS   1999 vs. 1998

Consolidated sales increased $10,676,000, or 9%, to $123,886,000. The sales of the construction materials segment rose $6,152,000 (10%) while the sales of the heating and air conditioning segment rose $4,517,000 (9%) compared to the previous year. The construction materials segment continued to report gains due to a very strong construction market along the Front Range in southern Colorado. The improvement in the heating and air conditioning segment was due to the combined improvements in the fan coil and furnace lines offset by the decline in evaporative cooler sales. The decline in the evaporative cooler line was the result of an unseasonably cool 1999 spring and summer which also affected the fourth quarter's pre-season sales.

The Company experienced a high level of price competition in all of its product lines. During 1999, inflation was not a significant factor at any of the operations.

Cost of sales (exclusive of depreciation, depletion and amortization), as a percent of sales, improved from 72% to just under 70%. The improvement reflects the increased volume in the fan coil and furnace lines as well as the construction materials segment. Cost of sales in the heating and air conditioning segment were reduced by approximately $361,000 during 1998 due to liquidation of LIFO inventory layers carried at costs that were lower than the costs of current purchases.

Depreciation, depletion and amortization increased from $3,992,000 to $4,998,000 due to the increased capital expenditure level the past two years.

Selling and administrative expenses increased $1,090,000. As a percentage of sales, selling and administrative expenses remained relatively constant at just over 13%

The increased operating income is principally attributed to the improved sales volume.

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

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by, and information available to, the Company at the time such statements were made. When used in this Report, words such as "anticipates," "contemplates," "expects" and similar expressions, are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of factors including, but not limited to: weather, interest rates, availability of raw materials and their related costs and competitive forces.

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

Interest Rates

The Company utilizes revolving credit and term-loan facilities that bear interest at either prime or an adjusted LIBOR rate. The amount outstanding under these facilities aggregated $7 million at December 30, 2000. In addition, the Company has entered into a capital lease with fixed interest rates and original maturity dates (based upon the date of the draw) of 42 months. As the draws occurred during 1998 and 1999 and the total remaining due is $305,000, its book and fair value was considered to be approximately the same. See Note 4.

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

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                        PAGE
Financial Statements and Schedule of Continental
 Materials Corporation and report thereon:

   Consolidated statements of operations and
   Retained earnings for fiscal years
   2000, 1999 and 1998                                   13

   Consolidated statements of cash flows
   for fiscal years ended 2000, 1999 and 1998            14

   Consolidated balance sheets at December 30, 2000
   and January 1, 2000                                   15

   Notes to consolidated financial statements         16-24

   Report of Independent Accountants                     25

CONTINENTAL MATERIALS CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS FOR FISCAL YEARS 2000, 1999 AND 1998
(Amounts in thousands, except per share data)
---------------------------------------------------------------------------

                                             2000            1999          1998
                                             ----            ----          ----
Sales                                    $  116,002   $   123,886   $   113,210
Freight costs                                 5,714         5,266         4,466
                                         ----------   -----------   -----------
Net sales                                   110,288       118,620       108,744
Costs and expenses
    Cost of sales (exclusive of
      depreciation, depletion and
      amortization)                          81,521        86,181        81,881
    Depreciation, depletion and
     amortization                             5,419        4,998        3,992
    Selling and administrative               15,158        16,146        15,056
                                         ----------   -----------   -----------
Operating income                              8,190        11,295         7,815
Interest expense                              (571)         (469)         (585)
Other income (expense), net                     691          (84)         (237)
                                         ----------   -----------   -----------
Income before income taxes                    8,310        10,742         6,993
Income tax provision                          2,975         3,840         2,375
                                         ----------   -----------   -----------
Net income                                    5,335         6,902         4,618
Retained earnings, beginning of year         42,803        35,901        31,283
                                         ----------   -----------   -----------
Retained earnings, end of year           $   48,138     $  42,803    $   35,901
                                         ==========     =========    ==========

Basic earnings per share                 $     2.86     $    3.39    $     2.15
  Weighted average shares outstanding         1,869         2,035         2,147

Diluted earnings per share               $     2.81     $    3.32    $     2.10
  Weighted average shares outstanding         1,901         2,082         2,196



   The accompanying notes are an integral part of the financial statements.

   CONTINENTAL MATERIALS CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS FOR FISCAL YEARS 2000, 1999, AND 1998
   (Amounts in thousands)
   -----------------------------------------------------------------------

                                                 2000        1999        1998
                                                 ----        ----        ----
OPERATING ACTIVITIES

Operating activities
   Net income                                  $  5,335    $  6,902    $  4,618
   Adjustments to reconcile net income
    to net cash provided by operating
    activities Depreciation, depletion
    and amortization                              5,419       4,998       3,992
    Deferred income tax provision
         (benefit)                                  532         109        (708)
    Provision for doubtful accounts                (110)        486         304
    Tax benefit from exercise of stock
        options                                     174         100          --
    (Gain) loss on disposition of
     property and equipment                        (402)         57         (42)
    Equity loss from mining partnership              87          56          52
       Write-down of investment in
       mining partnership                            --         100         500

   Changes in operating assets and
     liabilities
    Receivables                                   3,548      (3,926)     (3,243)
    Inventories                                     (48)     (3,916)      2,243
    Prepaid expenses                               (142)       (450)        524
    Income taxes                                   (615)       (344)      1,050
    Accounts payable and accrued expenses        (3,139)      1,778       5,367
    Prepaid royalties                              (414)        (11)       (218)
    Other                                          (117)        389        (216)
                                               --------    --------    --------
Net cash provided by operating activities        10,108       6,328      14,223
                                               --------    --------    --------
Investing activities
  Capital expenditures                           (3,306)     (9,024)     (6,464)
  Investment in new product line                     --          --        (470)
  Investment in mining partnership                  (87)        (56)        (52)
  Proceeds from sale of property and
   equipment                                        644          42          87
                                               --------    --------    --------
Net cash used in investing activities            (2,749)     (9,038)     (6,899)
                                               --------    --------    --------

Financing activities
  (Repayment) borrowings of revolving
   credit facility                               (1,600)      1,600          --
  Long-term borrowings                            4,000         203         440
  Repayment of long-term debt                    (1,152)     (2,556)     (1,930)
  Payment to purchase and cancel stock               --        (708)         --
  Proceeds from exercise of stock options            32         144          --
  Payments to acquire treasury stock             (2,770)     (2,746)       (238)
                                               --------    --------    --------
Net cash used in financing activities            (1,490)     (4,063)     (1,728)
                                               --------    --------    --------
Net increase (decrease) in cash and
 cash equivalents                                 5,869      (6,773)      5,596

Cash and cash equivalents
  Beginning of year                                 347       7,120       1,524
                                               --------    --------    --------
  End of year                                  $  6,216    $    347    $  7,120
                                               ========    ========    ========
Supplemental disclosures of cash flow items
    Cash paid during the year
      Interest                                 $    731    $    644    $    471
      Income taxes                                2,897       4,062       2,038


   The accompanying notes are an integral part of the financial statements.

CONTINENTAL MATERIALS CORPORATION
CONSOLIDATED BALANCE SHEETS DECEMBER 30, 2000 AND JANUARY 1, 2000
(Amounts in thousands except share data)
-----------------------------------------------------------------

                                       December 30, 2000  January 1, 2000
ASSETS
Current assets
  Cash and cash equivalents                 $  6,216         $    347
  Receivables less allowance of
    $475 and $800                             16,723           20,161
  Inventories                                 16,014           15,966
  Prepaid expenses                             2,572            2,592
                                            --------         --------
       Total current assets                   41,525           39,066
                                            --------         --------

Property, plant and equipment:
  Land and improvements                        2,723            3,970
  Buildings and improvements                  11,885           11,837
  Machinery and equipment                     59,310           57,792
  Mining properties                            4,009            2,170
  Less accumulated depreciation
    and depletion                            (53,200)         (48,878)
                                            --------         --------
                                              24,727           26,891
                                            --------         --------
Other assets:
  Prepaid royalties                              641              228
  Other                                        1,357            1,566
                                            --------         --------
                                            $ 68,250         $ 67,751
                                            ========         ========
LIABILITIES
Current liabilities
  Bank loan payable                         $     --         $  1,600
  Current portion of long-term debt            2,158            2,582
  Accounts payable                             4,437            7,263
  Income taxes                                   312              927
  Accrued expenses
      Compensation                             2,767            3,214
      Reserve for self-insured
         losses                                2,415            2,579
      Profit sharing                           2,440            2,515
      Other                                    2,751            2,377
                                            --------         --------
        Total current liabilities             17,280           23,057
                                            --------         --------

Long-term debt                                 5,147            1,875
Deferred income taxes                          1,598            1,227
Accrued reclamation                            1,004            1,311
Other long-term liabilities                    1,408            1,238
Commitments and contingencies
        (Notes 5 and 8)

SHAREHOLDERS' EQUITY

Common shares, $.25 par value; authorized
  3,000,000 shares; issued 2,574,264 shares      643              643
Capital in excess of par value                 1,985            1,983
Retained earnings                             48,138           42,803
Treasury shares, at cost                      (8,953)          (6,386)
                                            --------         --------
                                              41,813           39,043
                                            --------         --------
                                            $ 68,250         $ 67,751
                                            ========         ========

   The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include Continental Materials Corporation and all of its subsidiaries (the Company).

In accordance with the Emerging Issues Task Force Issue 00-10, "Sales" are reported prior to deduction of freight costs, traditionally netted by the Company against sales in arriving at "Net sales." In addition, certain prior years' amounts have been reclassified to conform to the current presentation.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 30, 2000 and January 1, 2000 and the reported amounts of revenues and expenses during each of the three years in the period ended December 30, 2000. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 86% of total inventories at December 30, 2000 (85% at January 1, 2000). The cost of all other inventory is determined by the first-in, first-out (FIFO) method.

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

FISCAL YEAR END

The Company's fiscal year end is the Saturday nearest December 31. Fiscal 2000, 1999 and 1998 each consist of 52 weeks.

2. INVENTORIES

Inventories consisted of the following (amounts in thousands):

                      December 30, 2000    January 1, 2000
      Finished goods       $   6,595      $   7,557
      Work in process          1,720          1,642
      Raw materials and
        supplies               7,699          6,767
                               -----          -----
                            $ 16,014       $ 15,966
                            ========       ========

If inventories valued on the LIFO basis were valued at current costs, inventories would be higher as follows: 2000 -- $1,942,000, 1999 -- $1,713,000,
1998 -- $1,610,000.

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

4. LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

                  December 30, 2000 January 1, 2000
      Unsecured term loan   $  7,000       $  4,000
      Capital lease              305            457
                            --------       --------
                               7,305          4,457
      Less current portion     2,158          2,582
                            --------       --------
      Long-term amount      $  5,147       $  1,875
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

Aggregate long-term debt matures as follows (amounts in thousands):


      2001                 $   2,158
      2002                     2,147
      2003                     2,000
      2004                     1,000
                           ---------
                            $  7,305
                           =========

During 2000 and 1999, the Company had an unsecured revolving line of credit of $10,000,000 and $11,500,000, respectively. The line is with two banks and is used for short-term cash needs and standby letters of credit. Interest was charged at prime or adjusted LIBOR rates on cash borrowings during both years. The weighted average interest rate was 7.8% for fiscal 2000 and 7.4% for fiscal 1999. There was no balance outstanding against the line as of December 30, 2000 while $1,600,000 was outstanding as of January 1, 2000.

At December 30, 2000, the Company had letters of credit outstanding totaling approximately $3,144,000 that collateralize the self-insured losses.

Effective January 3, 2001, the Company amended the revolving credit and term loan agreement with its two banks to increase the unsecured term loan portion to $19,000,000. The additional funds were used to purchase the capital stock of Rocky Mountain Ready Mix Concrete, Inc., see Note 13. The amended agreement provides for semi-annual principal repayments of $1,500,000 beginning June 15, 2001 with final payment of $2,500,000 due on December 15, 2006. Terms and conditions of the amended agreement remain similar to those of the previous agreement.

5. COMMITMENTS AND CONTINGENCIES

The Company is involved in litigation matters related to its continuing business, principally product liability matters related to the gas-fired heating products. In the Company's opinion, none of these proceedings, when concluded, will have a material adverse effect on the Company's results of operations or financial position.

6. SHAREHOLDERS' EQUITY

The shareholders approved an amendment to the Restated Certificate of Incorporation at the May 26,1999 annual meeting effecting a reverse 1-for-50 stock split followed immediately by a forward 100-for-1 stock split of the Company's Common Stock. As permitted by Delaware law, registered stockholders whose shares of stock were converted into less than one share in the reverse 1-for-50 split received the right to receive cash equal to the fair value of those fractional interests. Registered stockholders whose shares of Common Stock, $.50 par value, converted into more than one share in the reverse split received, in the forward 100-for-1 split, a number of shares of Common Stock, $.25 par value, equal to 100 times the number of shares and fractional shares held after the reverse split. In other words, all registered stockholders originally holding 50 or more shares of Common Stock, $.50 par value, immediately prior to the effective date of the transaction hold twice the number of shares of Common Stock, $.25 par value, immediately subsequent to the transaction. The reverse and forward stock splits, together with the related cash payments to stockholders with small holdings, is referred to below as the "stock split." The effective date of the stock split was June 7, 1999.

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

During 1999, options for 22,000 shares were exercised. Per the agreement, 400 reload options were automatically granted during 1999 when one of the individuals paid a portion of the option price by delivery of shares of the Company's common stock. The exercise price of these reload options is $23.125, the market price of the stock on the date the reload option was granted. The reload options are vested and retain all terms of the original options, including the expiration date. During 2000, options for 31,000 shares were exercised. At December 30, 2000, there remain 79,400 options which will expire on September 25, 2005.

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

The following is the common shares and capital in excess of par value activity during 1999 and 2000. There was no activity in either of these accounts during 1998.

                                                        Common   Capital in
                                          Common        shares    excess of
                                          shares        amount    par value
      Balance at January 2, 1999       1,326,588      $    663    $   3,484
      Effect of reverse split           (39,456)          (20)      (1,575)
      Effect of forward split          1,287,132             -            -
      Common shares issued under the
        Stock Option Plan (from
        treasury)                              -             -         (26)
      Tax benefit from exercise of
        options                                -             -          100
                                       ---------       -------     --------
      Balance at January 1, 2000       2,574,264           643        1,983
      Common shares issued under the
        Stock Option Plan (from
        treasury)                              -             -        (172)
      Tax benefit from exercise of
         options                                                        174
                                       ---------       -------     --------
      Balance at December 30, 2000      2,574,264      $   643     $  1,985
                                        =========      =======     ========

The Board of Directors of the Company has, from time to time, authorized various amounts to be utilized in acquiring treasury shares. Treasury share activity during 1998, 1999 and 2000 was as follows (dollars in thousands and shares restated for the stock split):

                                            Number
                                         of shares                  Cost
        Balance at January 3, 1998         492,374                $3,572
        Purchase of treasury shares         16,060                   238
                                          --------                ------
        Balance at January 2, 1999         508,434                 3,810
        Purchase of treasury shares        139,574                 2,746
        Issuance of treasury shares
        related to the Stock Option Plan   (22,000)                 (170)
                                          --------                ------
        Balance at January 1, 2000         626,008                 6,386
        Purchase of treasury shares        146,032                 2,770
        Issuance of treasury shares
        related to the Stock Option Plan   (31,000)                 (203)
                                          --------                ------
        Balance at December 30, 2000       741,040                $8,953
                                           =======                ======

Four hundred thousand shares of preferred stock ($.50 par value) are authorized and unissued.

7. EARNINGS PER SHARE

The Company computes earnings per share (EPS) in accordance with SFAS No. 128, "Earnings Per Share." The following is a reconciliation of the calculation of basic and diluted EPS for the years-ended 2000, 1999 and 1998 (dollars in thousands and shares restated for the stock split).

                                            Weighted
                                 Net        average    Per-share
                              Income         shares      earnings
      2000

      Basic EPS               $5,335          1,869         $2.86
      Effect of dilutive
        options                    -             32
                              ------          -----         -----
      Diluted EPS             $5,335          1,901         $2.81
                              ======          =====         =====
      1999
      Basic EPS               $6,902          2,035         $3.39
      Effect of dilutive
        options                    -             47
                              ------          -----         ------
      Diluted EPS             $6,902          2,082         $3.32
                              ======          =====         =====

      1998

      Basic EPS               $4,618          2,147         $2.15
      Effect of dilutive
        options                    -             49
                              ------          -----         ------
      Diluted EPS             $4,618          2,196         $2.10
                              ======          =====         =====


8. RENTAL EXPENSE, LEASES AND COMMITMENTS

The Company leases certain of its facilities and equipment and is required to pay the related taxes, insurance and certain other expenses. Rental expense was $2,727,000, $2,460,000 and $2,435,000 for 2000, 1999 and 1998, respectively.

Future minimum rental commitments under non-cancelable operating leases for 2000 and thereafter are as follows: 2001 -- $2,008,000; 2002 -- $1,974,000; 2003 --
$1,450,000; 2004 -- $1,094,000; 2005 -- $835,000 and thereafter -- $21,307,000.
Included in these amounts is $370,000 per year and approximately $18,582,000 in the "thereafter" amount related to an aggregates lease in conjunction with the Pueblo, Colorado operation.

The Company also receives annual rental income of $145,000 from a building it owns. The related lease expires in January 2003 and contains renewal options.

9. RETIREMENT PLANS

As discussed in Note 1, the Company maintains retirement benefit plans for eligible employees. Total plan expenses charged to operations were $2,375,000, $2,783,000 and $2,025,000 in 2000, 1999 and 1998, respectively.

10. INCOME TAXES

The provision (benefit) for income taxes is summarized as follows (amounts in thousands):

                                            2000        1999         1998
                                            ----        ----         ----
      Federal: Current                   $ 2,156     $ 3,221      $ 2,742
                Deferred                     477          98         (634)
      State:    Current                      287         510          341
                Deferred                      55          11          (74)
                                         -------     -------      -------
                                         $ 2,975     $ 3,840      $ 2,375
                                         =======     =======      =======

The difference between the tax rate on income for financial statement purposes and the federal statutory tax rate was as follows:

                                            2000        1999         1998
                                            ----        ----         ----
      Statutory tax rate                   34.0%       34.0%        34.0%
      Percentage depletion                 (1.4)       (1.8)        (3.2)
      State income taxes, net of
        federal benefit                      3.0         3.0          2.3
      Non-deductible expenses                 .2          .1           .3
      Other                                    -          .4           .6
                                           -----       -----        -----
                                           35.8%       35.7%        34.0%
                                           =====       =====        =====

For financial statement purposes, deferred tax assets and liabilities are recorded at a blend of the current statutory federal and states' tax rates - 38%. The principal temporary differences and their related deferred taxes are as follows (amounts in thousands):

                                            2000        1999
      Reserves for self-insured losses  $  1,012    $  1,087
      Deferred compensation                  469         498
      Asset valuation reserves             1,041       1,154
      Other                                   35          44
                                        --------    --------
      Total deferred tax assets            2,557       2,783
      Depreciation                         1,953       1,939
      Investment in mining partnership        14          14
      Other                                  694         402
                                        --------    --------
      Total deferred tax liabilities       2,661       2,355
                                        --------    --------

      Net deferred tax (liability) asset $ (104)     $   428
                                        ========    ========

The net current deferred tax assets are $1,494 and $1,654 at year-end 2000 and 1999, respectively, and are included with "Prepaid expenses" on the Consolidated Balance Sheets.

11. UNAUDITED QUARTERLY FINANCIAL DATA

The following table provides summarized unaudited fiscal quarterly financial data for 2000 and 1999 (amounts in thousands, except per share amounts; per share data restated for the stock split):

                             First       Second       Third      Fourth
                            Quarter     Quarter     Quarter      Quarter
                            -------     -------     -------      -------
      2000
      Sales                  $25,350     $30,232     $29,186      $31,234
      Gross profit             4,715       6,057       5,955        7,331
      Depreciation,
        depletion and
         amortization          1,352       1,371       1,605        1,091
      Net income                 383       1,040         939        2,973
      Basic income per share     .20         .56         .50         1.61
      Diluted income per
        share                    .20         .55         .49         1.59

                             First       Second       Third      Fourth
                            Quarter     Quarter     Quarter      Quarter
                            -------     -------     -------      -------
      1999
      Sales                  $25,499     $32,493     $34,831      $31,063
      Gross profit             4,950       7,655       6,768        8,624
      Depreciation,
        depletion and
         amortization          1,087       1,243       1,377        1,291
      Net income                 734       2,039       1,598        2,531
      Basic income per share     .34         .99         .80         1.29
      Diluted income per share   .33         .97         .78         1.26

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year. The fourth quarter results for 2000, as compared to 1999, were positively affected by adjustments to maintenance costs in the construction materials segment.

12. INDUSTRY SEGMENT INFORMATION

The Company reports its segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company is organized along its two principal product lines. Wall furnaces, console heaters, evaporative coolers and fan coils have been aggregated into the heating and air conditioning segment. Ready mix concrete, construction aggregates, building supplies and doors are combined to form the construction materials segment. The heating and air conditioning segment produces heating and cooling equipment for residential applications which is sold primarily to wholesale distributors and retail home centers. Fan coils are also sold to HVAC installing contractors and equipment manufacturers for commercial applications. A significant portion of fan coil revenues is dependent upon new hotel construction. Sales are nationwide, but are concentrated in the southwestern U.S. The construction materials segment is involved in the production and sale of concrete and other building materials and the exploration, extraction and sales of construction aggregates. Sales of this segment are confined to the Front Range area in Colorado.

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

The following table presents information about reported segments for the fiscal years 2000, 1999 and 1998 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands).

                                   Heating and Construction         All Unallocated
                              air conditioning    materials   other (a) corporate (b)     Total
                              ----------------    ---------   -----------------------     -----
  2000
  Revenues from external
      customers                     $   49,083   $   66,771  $      145  $        3  $  116,002
  Depreciation, depletion
      and amortization                   1,220        4,117          22          60       5,419
  Segment operating income               5,002        6,144          45     (3,001)       8,190
  Segment assets                        28,868       31,536          36       7,810      68,250
  Expenditures for segment
      assets                               651        2,586           -          69       3,306

  1999
  Revenues from external
      customers                     $   56,768   $   66,966  $      145   $       7  $  123,886
  Depreciation, depletion
      and amortization                   1,181        3,758          22          37       4,998
  Segment operating income               7,793        7,001          43     (3,542)      11,295
  Segment assets                        31,568       34,157          65       1,961      67,751
  Expenditures for segment
      assets                             2,640        6,262           -         122       9,024

  1998
  Revenues from external
      customers                     $   52,251   $   60,814  $      145  $        -  $  113,210
  Depreciation, depletion
      and amortization                   1,091        2,862          22          17       3,992
  Segment operating income               4,183        6,414          41     (2,823)       7,815
  Segment assets                        25,628       29,888         183       7,918      63,617
  Expenditures for segment
      assets                             1,352        4,994           -         118       6,464

         (a) All other represents segments below the quantitative thresholds. The segments include a small real estate operation and the holding costs for certain mining interests that remain from the period the Company maintained significant interests in mining operations.

         (b) Corporate assets consist primarily of cash and cash equivalents.

All long-lived assets are in the United States and no customer accounts for 10% or more of consolidated revenue.

13. SUBSEQUENT EVENT
On December 31, 2000, the Company acquired all of the stock of Rocky Mountain Ready Mix Concrete, Inc., a ready-mix concrete producer in the metropolitan Denver, Colorado area for approximately $12,450,000. The new company operates three ready-mix batch plants in the Denver area and will continue to do business under its current name.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Continental Materials
Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and retained earnings and cash flows present fairly, in all material respects, the financial position of Continental Materials Corporation and its subsidiaries at December 30, 2000 and January 1, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Chicago, Illinois
March 7, 2001

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes of accountants and/or disagreements on any matter of accounting principle or financial statement disclosure during the past 24 months which would require a filing under Item 9.

                                    PART III

Part III (Items 10, 11, 12,and 13) has been omitted from this 10-K Report since Registrant will file, not later than 120 days following the close of its fiscal year ended December 30, 2000, its definitive 2001 proxy statement. The information required by Part III will be included in that proxy statement and such information is hereby incorporated by reference, but excluding the information under the headings "Compensation Committee Report" and "Comparison of Total Shareholders' Return".

                                     PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K

(a) 1      Financial  statements  required by Item 14 are included in Item
           8 of Part II.

(a) 2 The following is a list of financial statement schedules filed as part of this Report:

                   Report of Independent Accountants

                   Schedule II Valuation and Qualifying Accounts & Reserves For the Fiscal Years 2000, 1999 and 1998

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

Exhibit 10 Continental Materials Corporation Amended and Restated 1994 Stock Option Plan dated May 25, 1994 filed as Appendix A to the 1994 Proxy Statement, incorporated herein by reference.*

Exhibit 10a Revolving Credit and Term Loan Agreement between The Northern Trust Company, LaSalle National Bank and Continental Materials Corporation dated as of October 21, 1996 filed as Exhibit 2D to Form 8-K for the month of October 1996 and the Amendment thereto filed as Exhibit 2B to Form 8-K for the month of December 2000, incorporated herein by reference.

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

Exhibit 10f Stock Purchase Agreement By and Among Continental Materials Corporation, Rocky Mountain Ready Mix Concrete, Inc. and The Shareholders of Rocky Mountain Ready Mix Concrete, Inc. Filed as
             Exhibit 2A to Form 8-K for the month of December 2000, incorporated herein by reference.

Exhibit 21 Subsidiaries of Registrant (filed herewith).

Exhibit 23 Consent of Independent Accountants (filed herewith).

Exhibit 99a Continental Materials Corporation Employee Profit Sharing Retirement Plan Amended and Restated Generally Effective October 1, 1997 filed as Exhibit 99a to Form 10-K for the year ended
             January 1, 2000, incorporated herein by reference.*

Exhibit 99b Continental Materials Corporation Employees Profit Sharing Retirement Plan on Form 11-K for the year ended December 30, 2000 (to be filed by amendment).

* - Compensatory plan or arrangement

(b)        Reports on Form 8-K:

           No reports on Form 8-K were filed during the quarter ended December 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CONTINENTAL MATERIALS CORPORATION
                                                Registrant

                              By: /s/Joseph J. Sum
                                 ------------------------------------
                                 Joseph J. Sum, Vice President, Finance

Date: March 27, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                      CAPACITY(IES)                    DATE
-------------------------        -------------------------        --------------

/s/ James G. Gidwitz
-------------------------
   James G. Gidwitz              Chief Executive Officer
                                      And a Director              March 27, 2001

/s/ Joseph J. Sum
-------------------------
   Joseph J. Sum                      Vice President
                                      And a Director              March 27, 2001

/s/ Mark S. Nichter
-------------------------
   Mark S. Nichter               Secretary and Controller         March 27, 2001

/s/ Thomas H. Carmody
-------------------------
      Thomas H. Carmody                  Director                 March 27, 2001

/s/ Betsy R. Gidwitz
-------------------------
     Betsy R. Gidwitz                    Director                 March 27, 2001

/s/ Ralph W. Gidwitz
-------------------------
      Ralph W. Gidwitz                   Director                 March 27, 2001

/s/ Ronald J. Gidwitz
-------------------------
      Ronald J. Gidwitz                  Director                 March 27, 2001

/s/ William G. Shoemaker
-------------------------
   William G. Shoemaker                  Director                 March 27, 2001

/s/ Theodore R. Tetzlaff
-------------------------
   Theodore R. Tetzlaff                  Director                 March 27, 2001

/s/ Darrell M. Trent
-------------------------
   Darrell M. Trent                      Director                 March 27, 2001

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Continental Materials Corporation

Our audits of the consolidated financial statements referred to in our report dated March 7, 2001 appearing in the 2000 Annual Report to Shareholders of Continental Materials Corporation also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Chicago, Illinois
March 7, 2001

                        CONTINENTAL MATERIALS CORPORATION

     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (c) (d)

                   for the fiscal years 2000, 1999 and 1998

              COLUMN A               COLUMN B       COLUMN C(1)        COLUMN D          COLUMN E
                                                     Additions
                                     Balance at     Charged to
                                    Beginning of     Costs and       Deductions -       Balance at
             Description              Period         Expenses          Describe         End of Period
     ----------------------------  --------------  ---------------  ---------------    --------------

     YEAR 2000
     Allowance for doubtful
     accounts                        $800,000        $(110,000)       $215,000     (a)    $475,000
                                   ==============  ===============  ===============    ==============
     Inventory valuation reserve     $568,000       $   14,000        $139,000     (b)    $443,000
                                   ==============  ===============  ===============    ==============
     YEAR 1999
     Allowance for doubtful
     accounts                        $775,000         $486,000        $461,000     (a)    $800,000
                                   ==============  ===============  ===============    ==============
     Inventory valuation reserve     $504,000         $127,000       $  63,000     (b)    $568,000
                                   ==============  ===============  ===============    ==============
     YEAR 1998
     Allowance for doubtful
     accounts                       $ 580,000         $304,000        $109,000     (a)    $775,000
                                   ==============  ===============  ===============    ==============
     Inventory valuation reserve    $ 233,000         $667,000        $396,000     (b)    $504,000
                                   ==============  ===============  ===============    ==============


Notes:

(a)  Accounts written off,               (c)  Reserve deducted
     net of recoveries.                       in the balance sheet from the
                                              asset to which it applies.

(b)  Amounts written off                 (d)  Column C(2) has
     upon disposal of assets.                 been omitted as the answer
                                              would be "none".