Form 10-Q
period 2001-03-31
CONTINENTAL MATERIALS CORP
filed 2001-05-14
CIK 24104

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2001
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR
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

Yes  ☒    No ☐

Number of common shares outstanding at April 30, 2001............................................................ 1,811,725

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

CONTINENTAL MATERIALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 and DECEMBER 30, 2000
(Unaudited)
(000's omitted except share data)

	MARCH 31,	DECEMBER 30,
ASSETS	2001	2000
Current assets:
Cash and cash equivalents	$2,824	$6,216
Receivables, net	18,282	16,723
Inventories:
Finished goods	7,111	6,595
Work in process	1,745	1,720
Raw materials and supplies	7,877	7,699
Prepaid expenses	3,469	2,572
Total current assets	41,308	41,525

Property, plant and equipment, net	30,316	24,727

Goodwill	6,209	—
Other assets	2,565	1,998

	$80,398	$68,250

LIABILITIES
Current liabilities:
Current portion of long-term debt	$3,534	$2,158
Accounts payable and accrued expenses	14,222	14,810
Income taxes	68	312
Total current liabilities	17,824	17,280

Long-term debt	17,002	5,147
Deferred income taxes	2,075	1,598
Other long-term liabilities	2,059	2,412
SHAREHOLDERS' EQUITY
Common shares, $0.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,985	1,985
Retained earnings	48,057	48,138
Treasury shares, 759,167 and 741,040, at cost	(9,247)	(8,953)
	41,438	41,813

	$80,398	$68,250

See accompanying notes
CONTINENTAL MATERIALS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND APRIL 1, 2000
(Unaudited)
(000's omitted except per share amounts)

	MARCH 31, 2001	APRIL 1, 2000

Sales	$28,359	$25,350
Freight costs	1,257	975
Net sales	27,102	24,375

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	21,131	18,495
Depreciation, depletion and amortization	1,651	1,352
Selling and administrative	4,323	3,978
	27,105	23,825

Operating (loss) income	(3)	550

Interest	(284)	(139)
Other income, net	161	197

(Loss) income before income taxes	(126)	608

(Benefit) provision for income taxes	(45)	225

Net (loss) income	(81)	383

Retained earnings, beginning of period	48,138	42,803

Retained earnings, end of period	$48,057	$43,186

Basic (loss) earnings per share	$(.04)	$.20

Average shares outstanding	1,824	1,892

Diluted (loss) earnings per share	$(.04)	$.20

Average shares outstanding	1,824	1,926

See accompanying notes
CONSOLIDATED MATERIALS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND APRIL 1, 2000
(Unaudited)
(000's omitted)

	MARCH 31, 2001	APRIL 1, 2000

Net cash used in operating activities	$(1,225)	$(294)

Investing activities:
Purchase of Rocky Mountain Ready Mix Concrete, Inc. net of cash received	(11,262)	—
Capital expenditures	(2,498)	(1,122)
Proceeds from sale of property and equipment	16	—
Net cash used in investing activities	(13,744)	(1,122)

Financing activities:
Borrowings under revolving credit facility	—	3,300
Long-term borrowings	12,000	—
Repayment of long term debt	(129)	(35)
Proceeds from exercise of stock options	—	164
Payment to acquire treasury stock	(294)	(2,360)
Net cash provided by financing activities	11,577	1,069

Net decrease in cash and cash equivalents	(3,392)	(347)
Cash and cash equivalents:
Beginning of period	6,216	347

End of period	$2,824	$—

Supplemental disclosures of cash flow items:
Cash paid during the three months for:
Interest	$158	$155
Income taxes	200	656

See accompanying notes

CONTINENTAL MATERIALS CORPORATION
SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
NOTES TO THE QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED MARCH 31, 2001
(Unaudited)
Amounts in thousands, except per share amounts.

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

3.          Operating results for the first three months of 2001 are not necessarily indicative of performance for the entire year.  Historically, sales of construction materials are higher in the second and third quarters.  Overall, sales of heating and air conditioning products have not shown strong seasonal fluctuations in recent years although product mix has historically yielded higher gross profit margins in the fourth quarter.  (See Note 11 of Notes to Consolidated Financial Statements in the Company's 2000 Annual Report.)

4.          The following is a reconciliation of the calculation of basic and diluted earnings per share (EPS) for the three months ended March 31, 2001 and April 1, 2000.

	Income (Loss)	Shares	Per-share (loss) earnings
March 31, 2001
Basic EPS	$(81)	1,824	$(.04)
Effect of dilutive options	—	—
Diluted EPS	$(81)	1,824	$(.04)

April 1, 2000
Basic EPS	$383	1,892	$.20
Effect of dilutive options	—	34
Diluted EPS	$383	1,926	$.20

5.          The following table presents information about reported segments for the three months ended March 31, 2001 and April 1, 2000 along with the items necessary to reconcile the segment information to the totals reported in the financial statements.

	Heating and Air	Construction	Unallocated
	Conditioning	Materials	All Other	Corporate	Total
2001
Revenues from external customers	$12,220	$16,102	$36	$1	$28,359
Segment operating income	858	(70)	(6)	(785)	(3)
Segment assets	29,387	46,045	35	4,931	80,398

2000
Revenues from external customers	$9,566	$15,747	$36	$1	$25,350
Segment operating income	185	1,164	(13)	(786)	550
Segment assets	31,398	34,041	38	1,895	67,372

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last annual report.

6.          On December 31, 2000, the Company acquired all of the stock of Rocky Mountain Ready Mix Concrete, Inc. (“RMRM”), a ready-mix concrete producer in the metropolitan Denver, Colorado area for a cash purchase price of $11,262,000 net of $1,320,000 of cash received and $2,541,000 of liabilities and debt.  The acquisition has been accounted for under the purchase method and, accordingly, the operating results of RMRM have been included in the consolidated results since the date of acquisition.

The funds used to acquire RMRM were provided by a renegotiated unsecured term loan with the Company’s two existing banks.  Goodwill of $6,245,000 and the cost of a non-competition agreement of $1,250,000 (included in other assets) related to the acquisition are being amortized over 40 and 10 years, respectively.

The purchased company is involved in the production of ready-mix concrete from three locations in the metropolitan Denver, Colorado area.  Sales are made primarily within a 60 mile radius of Denver, Colorado.

The table below summarizes the unaudited pro-forma results of operation for the year ended December 30, 2000 assuming the acquisition described had been consummated as of January 1, 2000, with adjustments primarily attributed to interest expense relating to the renegotiated debt, depreciation expense relating to the write-up to fair value of the assets acquired and amortization of the related goodwill and non-competition agreement.

2000 Unaudited
Sales	$129,963
Net income	5,536
Diluted earnings per share	2.91

These pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the period presented, or the results which may occur in the future.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of       Operations

Financial Condition

Operations for the first three months of 2001 used $1,225,000 of cash compared to $294,000 in 2000.  During the first quarter of 2000, a significant increase in inventories was largely offset by a decrease in accounts receivable.  An increase in both receivables and inventories accounted for the increased use of cash in 2001.

On December 31, 2000, the Company acquired all of the stock of RMRM, a ready-mix concrete producer in the metropolitan Denver, Colorado area.  RMRM operates three ready-mix batch plants in the Denver area and will continue to do business under its current name.  The $11,262,000 purchase price was funded by $12,000,000 of additional unsecured term debt obtained from the Company’s two existing banks.  Terms and conditions of the amended credit agreement remain similar to those of the previous agreement.

Other than the funds provided for the acquisition by the increased term loan noted above, the Company expects that the existing cash balances and estimated operating cash flow from its subsidiaries, supplemented by the revolving line of credit (which was unused at March 31, 2001) will be sufficient to cover anticipated cash requirements, including servicing debt and planned capital expenditures.  Historically, the Company's borrowings against the revolving credit facility peak during the second quarter and decline over the remainder of the year.

Operations - Comparison of Quarter Ended March 31, 2001 to Quarter Ended April 1, 2000

Consolidated sales increased $3,009,000 to $28,359,000 largely due to the heating and air conditioning segment.  Sales of the heating and air conditioning segment increased $2,654,000 reflecting strong furnace sales related to the cold winter experienced particularly in the western states.  Evaporative cooler sales also increased to a more normal level.  Sales for this line were dampened in the first quarter of 2000 due to the carryover into the 2000 season of cooler inventory at customers’ locations as a result of the unseasonably cool 1999 spring and summer.  The $355,000 increase in sales of the construction materials segment was entirely due to the acquisition of Rocky Mountain Ready Mix.  A particularly cold and snowy winter along the Front Range in Colorado prevented progress on most construction projects despite the continuing high level of scheduled construction activity, thus causing lower than anticipated concrete sales.

Consolidated cost of sales (exclusive of depreciation and depletion) as a percentage of sales increased from 73% to 74.5% due to the construction materials segment.  The increase reflects increased costs at three of the aggregates sites and the reduction in sales noted above, when adjusted for the effect of the acquisition of RMRM.  Many of the expenses of this segment are relatively fixed in nature.

Selling and administrative expenses increased $345,000 but declined as a percentage of sales from 15.7% to 15.2%. The decrease in percentage is related to increased sales in heating and air conditioning segment while holding selling and administrative expenses relatively constant.

Depreciation, depletion and amortization increased from $1,352,000 to $1,651,000 as a result of the acquisition of RMRM.

Interest expense increased due to higher levels of debt related to the acquisition of RMRM.

Historically, the Company has experienced operating losses during the first quarter.  This pattern had changed in recent years due to the strong performance of the construction materials segment, which benefited from the continuing strong economy and mild weather along the Front Range of Colorado.  As noted, the weather returned to a more normal pattern in 2001.  Additionally, the fan coil product line, of the heating and air conditioning segment, has grown and shows little seasonality.

FORWARD-LOOKING STATEMENTS

The foregoing discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended.  Such forward-looking statements are based on the beliefs of the Company’s management as well as on assumptions made by and information available to the Company at the time such statements were made.  When used in this Report, words such as “estimates,” “anticipates,” “contemplates,” “expects” and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of factors including but not limited to: weather, interest rates, availability of raw materials and their related costs and competitive forces.
PART II -	Other Information
Item 6.	Exhibits and Reports on Form 8-K
(b) A Form 8-K dated December 31, 2000 was filed related to the Company’s purchase of the stock of RMRM discussed in Note 6.

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION
Date:	May 11, 2001	By:	/S/ Joseph J. Sum
Joseph J. Sum, Vice President
and Chief Financial Officer