Form 10-Q
period 2001-06-30
CONTINENTAL MATERIALS CORP
filed 2001-08-13
CIK 24104

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____to____

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

Yes  ☒    No☐

Number of common shares outstanding at August 2, 2001	1,808,195

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

CONTINENTAL MATERIALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 and DECEMBER 30, 2000
(Unaudited)
(000’s omitted except share data)

	JUNE 30, 2001	DECEMBER 30, 2000

ASSETS

Current assets:
Cash and cash equivalents	$1,450	$6,216
Receivables, net	20,321	16,723
Inventories:
Finished goods	6,557	6,595
Work in process	1,703	1,720
Raw materials and supplies	8,251	7,699
Prepaid expenses	2,953	2,572

Total current assets	41,235	41,525

Property, plant and equipment, net	31,251	24,727

Goodwill	6,172	—
Other assets	3,018	1,998

	$81,676	$68,250

LIABILITIES

Current liabilities:
Current portion of long-term debt	$3,573	$2,158
Accounts payable and accrued expenses	15,408	14,810
Income taxes	611	312

Total current liabilities	19,592	17,280

Long-term debt	15,332	5,147
Deferred income taxes	2,074	1,598
Other long-term liabilities	2,201	2,412

SHAREHOLDERS’ EQUITY

Common shares, $0.25 par value; authorized 3,000,000; issued 2,574,264	643	643
Capital in excess of par value	1,985	1,985
Retained earnings	49,224	48,138
Treasury shares, 765,885 and 703,972, at cost	(9,375)	(8,953)

	42,477	41,813

	$81,676	$68,250

See accompanying notes

CONTINENTAL MATERIALS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND JULY 1, 2000
(Unaudited)
(000’s omitted except per share amounts)

	JUNE 30, 2001	JULY 1, 2000

Sales	$36,487	$30,232
Freight costs	1,553	1,472

Net sales	34,934	28,760

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	26,792	21,516
Depreciation, depletion and amortization	1,631	1,371
Selling and administrative	4,438	4,218

	32,861	27,105

Operating income	2,073	1,655

Interest	(291)	(199)
Other income, net	41	195

Income before income taxes	1,823	1,651

Provision for income taxes	656	611

Net income	1,167	1,040

Retained earnings, beginning of period	48,057	43,186

Retained earnings, end of period	$49,224	$44,226

Basic earnings per share	$.64	$.56

Average shares outstanding	1,810	1,871

Diluted earnings per share	$.63	$.55

Average shares outstanding	1,844	1,904

See accompanying notes

CONTINENTAL MATERIALS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JULY 1, 2000
(Unaudited)
(000’s omitted except per share amounts)

	JUNE 30,	JULY 1,
	2001	2000

Sales	$64,846	$55,582
Freight costs	2,810	2,447

Net sales	62,036	53,135

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	47,923	40,011
Depreciation, depletion and amortization	3,282	2,723
Selling and administrative	8,761	8,196

	59,966	50,930

Operating income	2,070	2,205

Interest	(575)	(338)
Other income, net	202	392

Income before income taxes	1,697	2,259

Provision for income taxes	611	836

Net income	1,086	1,423

Retained earnings, beginning of period	48,138	42,803

Retained earnings, end of period	$49,224	$44,226

Basic earnings per share	$.60	$.76

Average shares outstanding	1,817	1,881

Diluted earnings per share	$.59	$.74

Average shares outstanding	1,849	1,916

See accompanying notes

CONSOLIDATED MATERIALS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JULY 1, 2000
(Unaudited)
(000’s omitted)

	JUNE 30, 2001	JULY 1, 2000

Net cash provided by (used in) operating activities	$1,621	$(949)

Investing activities:
Purchase of Rocky Mountain Ready Mix Concrete, Inc. net of cash received	(11,262)	—
Capital expenditures	(4,990)	(1,724)
Proceeds from sale of property and equipment	47	76

Net cash used in investing activities	(16,205)	(1,648)

Financing activities:
Borrowings under revolving credit facility	—	700
Long-term borrowings	12,000	4,000
Repayment of long term debt	(1,760)	(81)
Proceeds from exercise of stock options	—	164
Payment to acquire treasury stock	(422)	(2,533)

Net cash provided by financing activities	9,818	2,250

Net decrease in cash and cash equivalents	(4,766)	(347)
Cash and cash equivalents:
Beginning of period	6,216	347

End of period	$1,450	$

Supplemental disclosures of cash flow items:
Cash paid during the six months for:
Interest	$508	$358
Income taxes	788	952

See accompanying notes

CONTINENTAL MATERIALS CORPORATION
SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
NOTES TO THE QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED JUNE 30, 2001
(Unaudited)

1.	The unaudited interim consolidated financial statements included herein are prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual financial statements have been omitted. The interim financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K. In the opinion of management, the consolidated financial statements include all adjustments (none of which were other than normal recurring adjustments) necessary for a fair statement of the results for the interim periods.

2.	The provision for income taxes is based upon the estimated effective tax rate for the year.

3.	Operating results for the first six months of 2001 are not necessarily indicative of performance for the entire year. Historically, sales of construction materials are higher in the second and third quarters. Overall, sales of heating and air conditioning products have not shown strong seasonal fluctuations in recent years although product mix has historically yielded higher gross profit margins in the fourth quarter. (See Note 11 of Notes to Consolidated Financial Statements in the Company’s 2000 Annual Report.)

4.	The following is a reconciliation of the calculation of basic and diluted earnings per share (EPS) for the three and six months ended June 30, 2001 and July 1, 2000. Amounts in thousands except per share data.

	Three months ended			Six months ended

	Income	Shares	Per- share earnings	Income	Shares	Per- share earnings

June 30, 2001
Basic EPS	$1,167	1,810	$.64	$1,086	1,817	$.60

Effect of dilutive options	—	34		—	32

Diluted EPS	$1,167	1,844	$.63	$1,086	1,849	$.59

July 1, 2000
Basic EPS	$1,040	1,871	$.56	$1,423	1,881	$.76

Effect of dilutive options	—	33		—	35

Diluted EPS	$1,040	1,904	$.55	$1,423	1,916	$.74

5.	The following table presents information about reported segments for the six month and three month periods ended June 30, 2001 and July 1, 2000 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands).

	Heating and Air	Construction		Unallocated
	Conditioning	Materials	All Other	Corporate	Total

2001
Six Months
Revenues from external customers	$27,128	$37,645	$72	$1	$64,846
Operating income	956	2,731	(10)	(1,607)	2,070
Assets	29,195	49,136	53	3,292	81,676
Three Months
Revenues from external customers	14,908	21,543	36	0	36,487
Operating income	98	2,801	(4)	(822)	2,073

2000
Six Months
Revenues from external customers	$22,221	$33,284	$72	$5	$55,582
Operating income	555	3,268	(25)	(1,593)	2,205
Assets	31,662	34,618	30	2,011	68,321
Three Months
Revenues from external customers	12,655	17,536	36	5	30,232
Operating income	370	2,093	(12)	(796)	1,655

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last annual report.

6.	On December 31, 2000, the Company acquired all of the stock of Rocky Mountain Ready Mix Concrete, Inc. (“RMRM”), a ready-mix concrete producer in the metropolitan Denver, Colorado area for a cash purchase price of $11,262,000 net of $1,320,000 of cash received and $2,541,000 of liabilities and debt. The acquisition has been accounted for under the purchase method and, accordingly, the operating results of RMRM have been included in the consolidated results since the date of acquisition.

The funds used to acquire RMRM were provided by a renegotiated unsecured term loan with the Company’s two existing banks. Goodwill of $6,245,000 and the cost of a non-competition agreement of $1,250,000 (included in other assets) related to the acquisition are being amortized over 40 and 10 years, respectively

The purchased company is involved in the production of ready-mix concrete from three locations in the metropolitan Denver, Colorado area. Sales are made primarily within a 60 mile radius of Denver, Colorado.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

             Financial Condition (See pages 2, 4 and 5)

Operations provided $1,621,000 in cash flow in the first six months of 2001 compared to a use of cash of $949,000 in the first half of 2000.  Overall, working capital requirements in the first half of 2001 were substantially less than the previous year.  The diminished working capital more than offset the lower level of net earnings in the first half of 2001.

Capital expenditures in the first six months of 2001 were $4,990,000 compared to $1,724,000 in the first half of 2000.  Most of the increased capital spending was in the construction materials segment and included new batch plants, aggregate processing facilities, mixer trucks and aggregate properties.

The Company estimates that its short-term line of credit (of which none was outstanding at June 30, 2001), combined with internally generated cash flow, will be adequate to meet its cash requirements for the remainder of the year.

Operations – Comparison of Quarter Ended June 30, 2001 to Quarter Ended July 1, 2000 (See page 3)

Consolidated net sales increased $6,174,000 (21%).  Sales increased $4,031,000 (25%) in the construction materials segment as the result of the acquisition of Rocky Mountain Ready Mix Concrete, Inc. at the beginning of 2001.  Sales in the heating and air conditioning segment increased $2,148,000 (17%) as overall conditions in the evaporative cooler market improved compared to the depressed conditions encountered in the second quarter 2000.  Fan coil sales declined due to some slow down in commercial construction as well as the deferral of shipments in 2001 on a few large jobs.

Consolidated cost of sales (exclusive of depreciation and depletion) as a percentage of sales increased from 74.8% to 76.7%.  The cost of sales percentage in the construction materials segment was nearly unchanged.  The cost percentage in the heating and air conditioning segment increased as the result of a larger proportion of evaporative coolersales, which typically carry a lower profit margin and a decline in wall furnace margins due to lower production volume.

Depreciation and selling and administrative expenses were higher in the 2001 period principally due to the aforementioned acquisition.

Net interest expense was higher as a result of the bank debt incurred to fund the acquisition.  The interest on the additional borrowings was offset to some extent by lower interest rates and earnings on cash investments.

Historically the first quarter is the Company’s weakest quarter as weather generally hinders production in the Company’s Colorado construction materials operations and the selling season for heating equipment ends.  Operating results typically improve in the second and third quarter along with weather conditions in Colorado.  Fourth quarter results can vary based on weather conditions in Colorado as well as in the principal markets for the Company’s heating equipment.  Sales of fan coils are generally not subject to seasonal variation.

Operations - Comparison of Six Months Ended June 30, 2001 to Quarter Ended July 1, 2000 (See page 4)

Consolidated net sales increased $8,901,000 (17%).  Sales in the construction materials segment increased $4,130,000 (13%) as the result of the acquisition discussed above.  The sales growth resulting from the acquisition was partially offset due to inclement weather in the first quarter along Colorado’s Front Range.

Sales in the heating and air conditioning segment increased $4,775,000 (22%).  Evaporative cooler sales increased for the same reasons noted above.  Sales of wall furnaces were higher due to cold weather in the first quarter in the key market areas.  Fan coil sales declined as the result of a slow down in commercial construction.

Cost of sales (exclusive of depreciation and depletion) as a percentage of net sales increased from 75.30% to 77.25%.  The cost percentage increased in both segments.  The construction materials segment experienced higher costs as the overall gross margins of Rocky Mountain Ready Mix Concrete are moderately lower than at the Company’s other construction materials operations.  In addition, in the first half of 2001 sales volume was generally lower than the previous year due to the weather in the first quarter.

Cost of sales in the heating and air conditioning segment increased as the result of a higher labor, employee benefit, and energy costs, as well as a change in product mix.

Other costs and expenses, including interest, increased for reasons noted above.

NEW ACCOUNTING STANDARDS

The Emerging Issues Task Force (“EITF”) issued EITF No. 00-14, “Accounting for Certain Sales Incentives” which addresses the recognition, measurement and statement of earnings classification for certain sales incentives and will be effective in the first quarter of 2002.  As a result, certain items previously included in cost of sales and in selling and administrative costs on the consolidated statement of operations will be recorded as a reduction of sales.  The Company is currently in the process of determining the impact of adoption of EITF No. 00-14.  Upon adoption, prior period amounts will be reclassified to conform to the new requirements.  In April 2001, the EITF reached a consensus on Issue No. 00-25, “Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor’s Products or Services”.  EITF Issue No. 00-25 requires that certain expenses included in cost of sales and in selling and administrative costs be recorded as a reduction of sales and will be effective in the first quarter of 2002.  The Company is currently in the process of determining the impact of EITF Issue No. 00-25.

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets”.  Effective January 1, 2002, the Company will no longer be required to amortize goodwill and certain intangible assets as a charge to earnings.  In addition, the Company will be required to review goodwill and other intangible assets for potential impairment.  The Company is currently in the process of quantifying the impact of the new standard.  However, the Company currently anticipates that substantially all amortization of goodwill will be eliminated.

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
PART II – Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of the stockholders of the Company was held on May 23, 2001.

(b)	At that meeting, three individuals, all of whom are current directors, were nominated and elected to serve until the 2004 Annual Meeting by the following votes:

Director	Shares For	Shares Against	Shares Withheld

James G. Gidwitz	1,484,004	--	97,280
Betsy R. Gidwitz	1,445,004	--	136,280
Joseph J. Sum	1,484,044	--	97,240

There were no broker non-votes.
The following directors' terms of office continued after the meeting until the Annual Meetings of the years as noted:

Directors	Expiration of Term

Ralph W. Gidwitz	2002
Theodore R. Tetzlaff	2002
Thomas H. Carmody	2003
Ronald J. Gidwitz	2003
Darrell M. Trent	2003

(c)	In addition to the above election, the appointment of the independent auditing firm of PricewaterhouseCoopers LLP was ratified by the following vote:

For	Against	Abstain

1,573,684	1,200	6,400

There were no broker non-votes.

(d)	No other matters were submitted for vote.

Item 5.	Other Information

During the quarter ended June 30, 2001, Mr. William G. Shoemaker retired from the Board of Directors creating a vacancy on the Board. A search, under the direction of the Chairman, is currently underway to fill this vacancy.

Item 6.	Exhibits and Reports on Form 8-K

(b) A Form 8-K dated December 31, 2000 was filed related to the Company’s purchase of the stock of RMRM discussed in Note 6.

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

             CONTINENTAL MATERIALS CORPORATION

Date:	August 8, 2001	By: /S/ Joseph J. Sum
Joseph J. Sum, Vice President and Chief Financial Officer