Form 10-Q
period 2001-09-29
CONTINENTAL MATERIALS CORP
filed 2001-11-08
CIK 24104

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 29, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ______

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

Yes  ☒     No  ☐

Number of common shares outstanding at October 30, 2001	1,805,913

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 29, 2001 and DECEMBER 30, 2000

(Unaudited)

(000’s omitted except share data)

	SEPTEMBER 29,	DECEMBER 30,
ASSETS	2001	2000
Current assets:
Cash and cash equivalents	$4,290	$6,216
Receivables, net	17,795	16,723
Inventories:
Finished goods	7,058	6,595
Work in process	2,022	1,720
Raw materials and supplies	7,295	7,699
Prepaid expenses	2,976	2,572
Total current assets	41,436	41,525

Property, plant and equipment, net	32,334	24,727

Goodwill	6,129	—
Other assets	2,949	1,998

	$82,848	$68,250

LIABILITIES
Current liabilities:
Current portion of long-term debt	$3,563	$2,158
Accounts payable and accrued expenses	15,042	14,810
Income taxes	21	312
Total current liabilities	18,626	17,280

Long-term debt	15,209	5,147
Deferred income taxes	2,074	1,598
Other long-term liabilities	2,665	2,412

SHAREHOLDERS’ EQUITY
Common shares, $0.25 par value; authorized 3,000,000; issued 2,574,264	643	643
Capital in excess of par value	1,950	1,985
Retained earnings	51,160	48,138
Treasury shares, 768,167 and 741,040, at cost	(9,479)	(8,953)
	44,274	41,813

	$82,848	$68,250

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE THREE MONTHS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000

(Unaudited)

(000’s omitted except per share amounts)

	SEPTEMBER 29, 2001	SEPTEMBER 30, 2000

Sales	$32,964	$29,186
Freight costs	1,614	1,733
Net sales	31,350	27,453

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	22,739	20,077
Depreciation, depletion and amortization	1,589	1,605
Selling and administrative	4,166	4,138
	28,494	25,820

Operating income	2,856	1,633

Interest	(257)	(179)
Other income, net	426	36

Income before income taxes	3,025	1,490

Provision for income taxes	1,089	551

Net income	1,936	939

Retained earnings, beginning of period	49,224	44,226

Retained earnings, end of period	$51,160	$45,165

Basic earnings per share	$1.07	$.50

Average shares outstanding	1,807	1,866

Diluted earnings per share	$1.05	$.49

Average shares outstanding	1,842	1,904

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE NINE MONTHS SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000

(Unaudited)

(000’s omitted except per share amounts)

	SEPTEMBER 29,	SEPTEMBER 30,
	2001	2000

Sales	$95,810	$84,768
Freight costs	4,424	4,180
Net sales	91,386	80,588

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	68,662	60,088
Depreciation, depletion and amortization	4,871	4,328
Selling and administrative	12,927	12,334
	84,460	76,750

Operating income	4,926	3,838

Interest	(832)	(517)
Other income, net	628	428

Income before income taxes	4,722	3,749

Provision for income taxes	1,700	1,387

Net income	3,022	2,362

Retained earnings, beginning of period	48,138	42,803

Retained earnings, end of period	$51,160	$45,165

Basic earnings per share	$1.67	$1.26

Average shares outstanding	1,814	1,876

Diluted earnings per share	$1.64	$1.24

Average shares outstanding	1,847	1,913

See accompanying notes

CONSOLIDATED MATERIALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000

(Unaudited)

(000’s omitted)

	SEPTEMBER 29, 2001	SEPTEMBER 30, 2000

Net cash provided by (used in) operating activities	$7,284	$3,729

Investing activities:
Purchase of Rocky Mountain Ready Mix Concrete, Inc. net of cash received	(11,262)	—
Capital expenditures	(7,549)	(2,441)
Proceeds from sale of property and equipment	55	76
Net cash used in investing activities	(18,756)	(2,365)

Financing activities:
Repayment of revolving credit facility	—	(1,600)
Long-term borrowings	12,000	4,000
Repayment of long term debt	(1,893)	(107)
Proceeds from exercise of stock options	75	203
Payment to acquire treasury stock	(636)	(2,601)
Net cash provided by (used in) financing activities	9,546	(105)

Net decrease (increase) in cash and cash equivalents	(1,926)	1,259
Cash and cash equivalents:
Beginning of period	6,216	347

End of period	$4,290	$1,606

Supplemental disclosures of cash flow items:
Cash paid during the nine months for:
Interest	$791	$534
Income taxes	1,893	1,912

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

NOTES TO THE QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED SEPTEMBER 29, 2001

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

3.     Operating results for the first nine months of 2001 are not necessarily indicative of performance for the entire year.  Historically, sales of construction materials are higher in the second and third quarters.  Overall, sales of heating and air conditioning products have not shown strong seasonal fluctuations in recent years although product mix has historically yielded higher gross profit margins in the fourth quarter.  (See Note 11 of Notes to Consolidated Financial Statements in the Company’s 2000 Annual Report.)

4.     The following is a reconciliation of the calculation of basic and diluted earnings per share (EPS) for the three and nine months ended September 29, 2001 and September 30, 2000.  Amounts in thousands except per-share data.

	Three months ended			Nine months ended
	Income	Shares	Per- share earnings	Income	Shares	Per- share earnings
September 29, 2001
Basic EPS	$1,936	1,807	$1.07	$3,022	1,814	$1.67
Effect of dilutive options	—	35		—	33
Diluted EPS	$1,936	1,842	$1.05	$3,022	1,847	$1.64

September 30, 2000
Basic EPS	$939	1,866	$.50	$2,362	1,876	$1.26
Effect of dilutive options	—	38		—	37
Diluted EPS	$939	1,904	$.49	$2,362	1,913	$1.24

5.     The following table presents information about reported segments for the nine month and three month periods ended September 29, 2001 and September 30, 2000 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands).

	Heating and Air	Construction		Unallocated
	Conditioning	Materials	All Other	Corporate	Total
2001
Nine Months
Revenues from external customers	$35,679	$60,021	$109	$1	$95,810
Operating income	1,745	5,577	(15)	(2,381)	4,926
Assets	27,549	49,079	74	6,146	82,848
Three Months
Revenues from external customers	10,551	22,376	37	0	32,964
Operating income	789	2,846	(5)	(774)	2,856

2000
Nine Months
Revenues from external customers	$32,919	$51,736	$109	$4	$84,768
Operating income	1,380	4,731	(25)	(2,248)	3,838
Assets	29,387	33,132	43	4,472	67,034
Three Months
Revenues from external customers	10,698	18,451	37	—	29,186
Operating income	825	1,491	—	(683)	1,633

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

The purchased company is involved in the production of ready-mix concrete from three locations in the metropolitan Denver, Colorado area.  Sales are made primarily within a 60-mile radius of Denver, Colorado.

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

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operation

           Financial Condition (See pages 2, 4 and 5)

Operations provided $7,284,000 in cash flow in the first nine months of 2001 compared to $3,729,000 in the first nine months of 2000.  The improvement is generally due to the significant reduction of accounts payable and accruals during the first nine months of 2000.  Accounts payable and accruals did not experience a similar reduction in the current year.  The increased net earnings also contributed to the improvement.

Capital expenditures in the first nine months of 2001 were $7,549,000 compared to $2,441,000 in the first nine months of 2000.  Most of the increased capital spending was in the construction materials segment and included a new sand plant, a batch plant, the purchase of an aggregates property and an aggregate processing facility.  Approximately $2,000,000 of these expenditures is expected to be refinanced with a lease prior to year-end.  In the heating and air conditioning segment, a new office building is under construction in Colton, California.

Long term debt and goodwill increased as a result of the purchase of RMRM.

The Company estimates that its short-term line of credit (of which none was outstanding at September 29, 2001) combined with internally generated cash flow, will be adequate to meet its cash requirements for the remainder of the year.

Operations – Comparison of Quarter Ended September 29, 2001 to Quarter Ended September 30, 2000 (See page 3)

Consolidated sales increased $3,778,000 (13%).  Sales increased $3,925,000 (21%) in the construction materials segment.  The increased sales are due primarily to the acquisition of RMRM at the beginning of 2001.  Sales in the heating and air conditioning segment declined $147,000 (1%).

Consolidated cost of sales (exclusive of depreciation and depletion), as a percentage of sales, remained relatively constant at 69%.  The slight increase in the cost of sales percentage in the construction materials segment was offset by a decline in the heating and air conditioning segment. The construction materials segment experienced higher costs, as the overall gross margins of RMRM are moderately lower than at the Company’s other construction materials operations.  Lower production levels during the third quarter were largely responsible for the decline in the costs of the heating and air conditioning segment.

Depreciation and selling and administrative expenses were relatively constant for the quarter as savings at the Colorado Springs and Pueblo locations offset the addition of RMRM.

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

Other income increased during the current quarter reflecting $341,000 realized on sales of small parcels of land owned by Castle Concrete Company and miscellaneous equipment sales.

Operations - Comparison of Nine Months Ended September 29, 2001 to Quarter Ended September 30, 2000 (See page 4)

Consolidated sales increased $11,042,000 (13%).  Sales in the construction materials segment increased $8,285,000 (16%) for the reason noted above.  Sales in the heating and air conditioning segment increased $2,760,000 (8%).  Evaporative cooler sales improved compared to the depressed conditions encountered in the first three quarters of 2000.  Sales of wall furnaces were higher due to cold weather in the first quarter in the key market areas.  Offsetting these gains were fan coil sales which lagged behind the prior year levels as the result of a slow down in commercial construction.

Cost of sales (exclusive of depreciation and depletion) as a percentage of net sales increased from 70.9% to 71.7% for the reasons noted above.  In addition, the cost of sales in the heating and air conditioning segment increased as the result of higher labor, employee benefit, and energy costs.

Depreciation and selling and administrative expenses were higher in the 2001 period principally due to the aforementioned acquisition of RMRM.

Other income increased for the reasons noted above.

OUTLOOK

In September and October of 2001, sales have slowed at most of the Company’s operations compared to the prior year.  The weakening economy, certain weather conditions and to some extent the aftermath of the September 11 terrorist attacks have contributed to the lower sales.  The Company expects that earnings in the fourth quarter of 2001 will not reach the level of earnings reported in the fourth quarter of 2000.

NEW ACCOUNTING STANDARDS

The Emerging Issues Task Force (“EITF”) issued EITF No. 00-14, “Accounting for Certain Sales Incentives” which addresses the recognition, measurement and statement of earnings classification for certain sales incentives and will be effective in the first quarter of 2002.  As a result, certain items previously included in cost of sales and in selling and administrative costs on the consolidated statement of operations will be recorded as a reduction of sales.  In April 2001, the EITF reached a consensus on Issue No. 00-25, “Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor’s Products or Services”.  EITF Issue No. 00-25 requires that certain expenses included in cost of sales and in selling and administrative costs be recorded as a reduction of sales and will be effective in the first quarter of 2002.  The Company is currently in the process of quantifying the changes mandated by EITF No. 00-14 and EITF No. 00-25. Upon adoption, prior period amounts will be reclassified to conform to the new requirements.  Neither EITF ruling will have an effect on “Operating income” or “Net income.”

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

FORWARD-LOOKING STATEMENTS

The foregoing discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended.  Such forward-looking statements are based on the beliefs of the Company’s management as well as on assumptions made by and information available to the Company at the time such statements were made.  When used in this Report, words such as “estimates,” “anticipates,” “contemplates,” “expects” and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of factors including but not limited to: general economic conditions, weather, interest rates, availability of raw materials and their related costs, competitive forces and uncertainties and other effects of the September 11, 2001 terrorist attacks and subsequent events.

PART II –	Other Information

Item 5.	Other Information

During the quarter ended June 30, 2001, Mr. William G. Shoemaker retired from the Board of Directors creating a vacancy on the Board.  The vacancy is expected to be filled at the December Board of Directors’ meeting.

Item 6.	Exhibits and Reports on Form 8-K

(b) Registrant filed no reports on Form 8-K during the quarter ended September 29, 2001.

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                          CONTINENTAL MATERIALS CORPORATION

Date:	November 6, 2001	By:	/S/ Joseph J. Sum
Joseph J. Sum, Vice President
and Chief Financial Officer