Form 10-K
period 2001-12-29
CONTINENTAL MATERIALS CORP
filed 2002-03-29
CIK 24104

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 1-3834

Continental Materials Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2274391 (I.R.S. Employer Identification No.)
225 West Wacker Drive, Suite 1800 Chicago, Illinois (Address of principal executive offices)	60606 (Zip Code)

Registrant's telephone number, including area code 312-541-7200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock—$.25 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value (based on March 25, 2002 closing price) of voting stock held by non-affiliates of registrant: Approximately $23,872,000.

        Number of common shares outstanding at March 25, 2002: 1,803,642.

        Incorporation by reference: Portions of registrant's definitive proxy statement for the 2002 Annual meeting of stockholders to be held on May 22, 2002 into Part III of this Form 10-K. (The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.)

        Index to Exhibits: on page 31 hereof.

NOTE:	References to a Note are to the Notes to Consolidated Financial Statements which are included on pages 19 through 28 of this Annual Report on Form 10-K.

PART I

Item 1. BUSINESS

        There have been no significant changes in the business during the past five years other than the acquisition of all of the stock of Rocky Mountain Ready Mix Concrete, Inc., a ready-mix concrete producer in the metropolitan Denver, Colorado area, on December 31, 2000. Accordingly, results for 2001 include activity for this new company.

        The Company operates primarily in two industry segments, the Heating and Air Conditioning segment and the Construction Materials segment. The Heating and Air Conditioning segment produces and sells gas-fired wall furnaces and console heaters, evaporative coolers and fan coils which are manufactured by Phoenix Manufacturing, Inc. of Phoenix, Arizona and Williams Furnace Co. of Colton, California. The principal products of the Construction Materials segment are ready mix concrete, construction aggregates, building supplies and doors which are offered by Castle Concrete Company and Transit Mix Concrete Co. both of Colorado Springs, Colorado and Transit Mix of Pueblo, Inc. of Pueblo, Colorado. Currently, Rocky Mountain Ready Mix Concrete, Inc. of Denver Colorado only offers ready mix concrete.

        In addition to the above operating segments, an Other classification is utilized to report a small real estate operation and the holding costs for certain mining interests that remain from the period the Company maintained significant interests in mining operations. The expenses of the corporate office, which provides treasury, insurance and tax services as well as strategic business planning and general management services, are not allocated to the segments. Expenses related to the Management Information Systems group are allocated to all locations, including the corporate office.

        Financial information relating to industry segments appears in Note 12 on pages 27 and 28 of this Form 10-K.

MARKETING, SALES AND SUPPORT

MARKETING

        The Heating and Air Conditioning segment markets its products throughout the United States through plumbing, heating and air conditioning wholesale distributors as well as directly to some major retail home-centers and other retail outlets. Fan coils are also sold to HVAC installing contractors and equipment manufacturers for commercial applications. Independent manufacturers' representatives are utilized for all products. The Company also employs and utilizes a staff of sales and sales support personnel. Sales in this segment are predominantly in the United States and are concentrated in the Western and Southwestern states. Sales of furnaces and console heaters usually increase in the months of August through January. Sales of evaporative coolers usually increase in the months of March through July. Sales of the fan coil product line are more evenly distributed throughout the year although the highest volume typically occurs during the late spring and summer. In order to sell wall furnaces and evaporative coolers during the off season, extended payment terms are offered to customers.

        The Construction Materials segment markets its products primarily through its own direct sales personnel and confines its sales to the Front Range area in Colorado. Sales are made to general and sub-contractors, government entities and individuals. Sales are affected by the general economic conditions in the areas serviced (as it relates to construction) and weather conditions. Revenues usually decline in the winter months as the pace of construction slows.

        During 2001, no customer accounted for 10% or more of the total sales of the Company, although a large retail customer accounted for more than 10% of the sales of the Heating and Air Conditioning segment.

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

BACKLOG

        The order backlog at December 29, 2001 and December 30, 2000 for the Heating and Air Conditioning segment were as follows:

	December 29, 2001	December 30, 2000
Furnaces	$204,000	$366,000
Console heaters	16,000	20,000
Evaporative coolers	1,000,000	1,100,000
Fan coil	1,661,000	1,469,000

Total	$2,881,000	$2,955,000

        The above backlogs are expected to be substantially filled during the first quarter of 2002.

        At December 29, 2001, the Construction Materials segment had a backlog of approximately $2,463,000 ($5,225,000 at December 30, 2000) primarily relating to construction contracts awarded and expected to be filled during the first half of 2002.

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

        In general, raw materials required by the Company can be obtained from various sources in the quantities desired. The Construction Materials companies in Colorado Springs and Pueblo have historically purchased most of their cement requirements from a single supplier. These companies have, on past occasion, experienced some difficulty in obtaining cement, however, all were able to purchase sufficient quantities from non-traditional sources, which are expected to remain available in the future. The Company has no long-term supply contracts and does not consider itself dependent on any individual supplier.

        In connection with permits to mine properties in Colorado, the Company is obligated to reclaim the mined areas. In recent years, reclamation costs have had a more significant effect on the results of operations compared to prior years.

COMPETITIVE CONDITIONS

        Heating and Air Conditioning—The Company is one of four principal companies producing wall furnaces (excluding units sold to the recreational vehicle industry) and gas fired console heaters. The wall furnace and console heater markets are only a small component of the heating industry. The Company serves these market areas from a plant in Colton, California. The sales force consists of in-house sales personnel and independent manufacturers' representatives. The entire heating industry is dominated by manufacturers (most of which are substantially larger than the Company) selling diversified lines of heating and air conditioning units directed primarily toward central heating and cooling systems. All of the producers compete on a basis of price, service and timeliness of delivery.

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

        Construction Materials—The Company is one of five companies producing ready mix concrete in the Colorado Springs area, one of three companies producing ready mix concrete in the Pueblo area and one of fourteen companies producing ready mix concrete in the Denver area. Although we hold a significant share the Colorado Springs and Pueblo markets served, the other competitors compete aggressively on the basis of price, service and product features. In Denver, two of the producers are significantly larger than RMRM. This market also experiences aggressive competition based on price, service and product features.

        The Company is one of six producers of aggregates in the marketing area served. All producers compete aggressively on the basis of price, quality of material and service.

        Sales of metal doors and door frames, rebar reinforcement and other building materials in the Colorado Springs and Pueblo metropolitan areas are subject to intense competition from two larger companies from Denver, two large companies in Colorado Springs and a number of small local competitors. However, the Company has a slight competitive advantage in that many of our customers also purchase concrete, sand and aggregates from us whereas our competitors for these particular product lines do not offer concrete, sand or aggregates. In addition, our Pueblo location has a slight competitive advantage with respect to the two Denver companies based upon delivery costs.

EMPLOYEES

        The Company employed 787 people as of December 29, 2001. Employment varies throughout the year due to the seasonal nature of the businesses. A breakdown of the prior three years employment at year-end by segment was:

	2001	2000	1999
Heating and Air Conditioning	386	397	433
Construction Materials	387	347	354
Corporate Office	14	14	14

Total	787	758	801

        The factory employees at the Colton, California plant are represented by the Carpenters Local 721 Union under a contract that expires in April 2002. Negotiations have begun and the Company does not anticipate a work stoppage. The Company considers relations with its employees and with its union to be good.

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

        The Company serves the Colorado ready-mix concrete market from ten owned batch plants. In addition, the Company currently operates aggregate processing facilities on three owned and three leased mining properties. These facilities are, in the opinion of management, in good condition and sufficient for the Company's current needs. The Company also owns or leases other aggregate deposits not currently in production. In the opinion of management, the owned and leased properties contain permitted and minable reserves sufficient to service sand, rock and gravel requirements for the foreseeable future.

        Product volumes at all of the facilities of the Company are subject to seasonal fluctuations, but in the opinion of management, the facilities are generally well utilized.

        The corporate office operates out of a leased facility in Chicago, Illinois.

Item 3. LEGAL PROCEEDINGS

        See Management Discussion and Analysis of Financial Condition and Results of Operations on pages 8 through 14 and Note 5 on page 23 of this Annual Report on Form 10-K.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2001.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Continental Materials Corporation shares are traded on the American Stock Exchange under the symbol CUO. Market prices for the past two years are:

		High	Low
2001	Fourth Quarter	$20.00	$18.70
	Third Quarter	22.00	19.30
	Second Quarter	21.35	18.80
	First Quarter	18.81	13.75
2000	Fourth Quarter	$14.00	$10.75
	Third Quarter	17.25	12.63
	Second Quarter	23.00	16.00
	First Quarter	23.75	21.75

        At March 15, 2002, the Company had approximately 310 shareholders of record.

        The Company has never paid a dividend. The Company's policy is to reinvest earnings from operations, and the Company expects to follow this policy for the foreseeable future.

Item 6. SELECTED FINANCIAL DATA
(Amounts in thousands, except per share amounts)

	2001	2000	1999	1998	1997
SUMMARY OF OPERATIONS
Sales	$130,211	$116,002	$123,886	$113,210	$101,852
Earnings before interest, taxes, depreciation and amortization (EBITDA)	16,412	14,300	16,209	11,570	9,224
Net income	$6,438	$5,335	$6,902	$4,618	$3,110
PER SHARE DATA
Basic earnings per share	$3.55	$2.86	$3.39	$2.15	$1.41
Weighted average shares outstanding	1,812	1,869	2,035	2,147	2,200
Diluted earnings per share	$3.49	$2.81	$3.32	$2.10	$1.39
Weighted average shares outstanding	1,845	1,901	2,082	2,196	2,239
FINANCIAL CONDITION
Current ratio	2.2:1	2.4:1	1.7:1	2.0:1	2.4:1
Total assets	$86,063	$68,250	$67,751	$63,617	$54,355
Long-term debt, including current portion	17,140	7,305	4,457	6,810	8,300
Shareholders' equity	47,722	41,813	39,043	36,238	31,858
Long-term debt to net worth	.36	.18	.11	.19	.26
Book value per diluted share	$25.87	$22.00	$18.75	$16.50	$14.23
CASH FLOWS
Net cash provided by (used in):
Operating activities	$13,219	$10,021	$6,272	$14,223	$6,086
Investing activities	(19,215)	(2,662)	(8,982)	(6,899)	(4,239)
Financing activities	7,359	(1,490)	(4,063)	(1,728)	(702)
Net increase (decrease) in cash and cash equivalents	$1,363	$5,869	$(6,773)	$5,596	$1,145

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(References to a "Note" are to Notes to Consolidated Financial Statements)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents increased to $7,579,000 at year-end compared to $6,216,000 in the prior year. Operations in 2001 provided $13,219,000 of cash compared to $10,021,000 in 2000 and the $6,272,000 generated in 1999. The increase in net cash generated by operating activities in 2001 compared to 2000 was primarily due to the increased earnings. Net changes in various working capital accounts also contributed approximately $1,073,000 of cash. The increase in net cash generated by operating activities in 2000 compared to 1999 was due primarily to the net change in receivables.

        Net cash used in investing activities was $19,215,000 in 2001, $2,662,000 in 2000, and $8,982,000 in 1999. The primary use during 2001 was the $11,263,000 purchase of Rocky Mountain Ready Mix Concrete, Inc. (RMRM) net of cash on December 31, 2000. Capital expenditures for 2001, 2000 and 1999 were $9,213,000, $3,306,000 and $9,024,000, respectively. The capital expenditures were principally to support the continuing strong business demand that has been experienced by the construction materials companies in Colorado Springs and Pueblo. The expenditures in 2001 included some projects planned for 2000 that had been postponed. During 2001, the Company also invested approximately $1,800,000 in new office space in Colton. The 1999 capital additions include approximately $1,100,000 related to the implementation of a Year 2000 compliant enterprise planning system as well as the modernization and integration of Company systems. Also during 1999, the Company invested approximately $1,237,000 in new office/warehouse space in Phoenix.

        Budgeted capital expenditures for 2002 are approximately $5,180,000 (including $4,050,000 for the construction materials segment and $1,060,000 for the heating and air conditioning segment), which is approximately $200,000 more than planned depreciation. The construction materials budget includes approximately $920,000 for the replacement of an existing batch plant. All other expenditures are primarily for routine replacement and upgrades in the two segments. The Company expects that the 2002 expenditures will be funded from existing cash balances and operating cash flow.

        During 2001, cash of $7,359,000 was provided by financing activities. The Company increased its term debt by $12,000,000 for the acquisition of RMRM. Scheduled long-term debt repayments of $3,526,000 were made during the year including $526,000 against capital lease obligations. Cash of $600,000 was used to acquire 33,127 shares of treasury stock partially offset by proceeds of $39,000 from the exercise of stock options. During 2000, cash of $1,490,000 was used in financing activities. The Company increased its term debt by $4,000,000. Scheduled long-term debt repayments of $1,152,000 were made during the year and the $1,600,000 balance outstanding on the revolving line of credit at the end of 1999 was repaid. Cash of $2,770,000 was used to acquire 146,032 shares of treasury stock partially offset by proceeds of $32,000 from the exercise of stock options. During 1999, cash of $4,063,000 was used in financing activities. Scheduled long-term debt repayments of $2,556,000 were made during the year. Costs and expenses associated with the June cancellation of 79,096 (post-split) shares were $1,595,000. An additional $2,746,000 was used to acquire 139,574 shares of treasury stock. Borrowings against the revolving credit facility of $1,600,000 and an increase in the capital lease of $203,000 provided a portion of the above cash while proceeds from the exercise of stock options generated $144,000.

        The Company maintains a term loan and revolving credit facility with two banks. At December 29, 2001 $16,000,000 was outstanding on the term loan. A revolving credit facility of up to

$10,000,000 is available for seasonal needs including the funding of seasonal sales programs related to the furnace and evaporative cooler product lines. The line is also used for stand-by letters of credit to insurance carriers in support of self-insured amounts under the Company's insurance program. Borrowings are unsecured and bear interest at prime or a performance based LIBOR rate. Currently such performance based rate is LIBOR plus 1.40% for the term loan and LIBOR plus 1.15% for the revolving credit facility. Effective December 17, 2001, the Company entered into an interest rate swap agreement (Agreement) in order to fix the floating interest rate characteristic of most of the Company's term loan borrowings. The Company's current interest rate under the Agreement is 5.78%. Such rate is subject to adjustment depending upon the Company's performance. The Company concluded that it was appropriate to take advantage of the interest rate environment and fix the interest rate at a relatively low level for a five year period.

        The Company is in a strong cash position heading into 2002. The existing cash balances and anticipated cash flow in 2002, supplemented by seasonal borrowings against the revolving line of credit, will be sufficient to cover expected cash needs, including servicing debt and planned capital expenditures.

Operations 2001 vs. 2000

        Consolidated sales increased $14,209,000, or 12.2% to $130,211,000. The sales of the construction materials segment increased $12,038,000 due primarily to the acquisition of RMRM. Sales at the Company's other construction materials sites declined due to cold weather during the first quarter and a decline in commercial construction in the Colorado Springs market. The heating and air conditioning segment sales improved $2,171,000 or 4.4%, compared to the previous year. The increase in the heating and air conditioning segment was due to evaporative cooler sales that improved from the depressed conditions encountered in 2000, while a small improvement in the furnace line due to cold weather during the first quarter was more than offset by a decline in fan coil sales as a result of a slow down in commercial construction.

        The Company experienced a high level of price competition in all of its product lines during 2001, which the Company expects to continue into 2002. During 2001, inflation was not a significant factor at any of the operations.

        Cost of sales (exclusive of depreciation, depletion and amortization), as a percent of sales, increased from 70.3% to 71.4%. This slight increase was experienced in both segments. The reduced fan coil sales and heightened competition in the furnace product line resulted in increases that more than offset the improvement in the evaporative cooler line in the heating and air conditioning segment. The addition of RMRM was the main factor in the construction materials segment as their cost of sales ratio has historically exceeded that experienced by the Company's other construction materials operations in Southern Colorado.

        Depreciation, depletion and amortization increased from $5,419,000 to $6,387,000 due to the purchase of RMRM.

        Selling and administrative expenses increased $800,000 due to the acquisition of RMRM. As a percentage of sales, selling and administrative expenses declined from 13.1% to 12.3%. RMRM was also the major factor in the percentage improvement as its relationship of selling and administrative expense to sales is relatively low, similar to the Company's other construction materials sites. Contributing to the improvement was a reduction of the selling and administrative expense level at Williams Furnace Co. which was largely due to personnel reductions.

        The improved operating income primarily reflects the contribution of RMRM. An additional increase from the evaporative cooler product line more that offset the decline experienced in the furnace and fan coil product lines.

        Interest expense increased $366,000 to $937,000 reflecting the increased debt resulting from the acquisition of RMRM.

        Other income is primarily the result of gains from sales of aggregate properties in Colorado that were either depleted or not exploitable and miscellaneous equipment sales. These gains totaled $851,000 and $461,000 for 2001 and 2000, respectively.

        The Company's 2001 effective income tax rate on income (29.2%) reflects federal and state statutory rates adjusted for state tax credits, non-deductible and other tax items. See Note 10. The reduction from the prior year's rate of 35.8% is due to California Enterprise Zone credits earned during the years 1995 through 2001. The benefit of these credits for prior and future years reduced the effective rate by 5%. Application of the credits against the tax due on the current year's earnings reduced the rate by 1.5% and is included in the 1.4% noted as "State income taxes, net of federal benefit" line in Note 10.

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

        Selling and administrative expenses decreased $988,000. As a percentage of sales, selling and administrative expenses remained relatively constant at just over 13%.

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

RELATED PARTY TRANSACTIONS

        The Company purchases insurance coverage for workers' compensation, general and product liability together with another group of companies controlled or related to the Company's principal shareholders to minimize insurance costs and to obtain other more favorable terms. Allocation of the expense of the program is either provided by the underwriter or based upon a formula that considers, among other things, sales levels and claim experience. Claims under the self-insured portion of the policies are allocated directly to the incurring party.

CRITICAL ACCOUNTING POLICIES

        Financial Reporting Release No. 60 was issued by the Securities and Exchange Commission during 2001 and requires all registrants, including the Company, to include a discussion of "critical" accounting policies or methods used in the preparation of financial statements. We believe the following are our critical accounting policies and methods.

Inventories

        Inventories are priced at the lower of cost (84% at December 29, 2001 at last-in, first-out, with the remainder at first-in, first-out or average) or market. Inventories are reviewed annually for excess or obsolete stock with a provision recorded, where appropriate.

Intangibles

        Goodwill was amortized using a 40-year life through the 2001 year. In accordance with Statement of Financial Accounting Standards (SFAS) 141 and 142, goodwill will no longer be amortized as a charge to earnings. In the future, we will be required to assess goodwill for potential impairment on an annual basis.

Liabilities

        The Company purchases insurance coverage for workers' compensation, general product and automobile liability, retaining certain levels of risk (self-insured portion). Provision for workers' compensation and automobile claims is estimated based upon information provided by the Company's independent administrator and the Company's own experience. With regard to product liability, provisions for both claims and unasserted claims that would be covered under the self-insured portion of the policies are recorded in accordance with the requirements of SFAS No. 5, "Accounting for Contingencies" and are reviewed at least annually for revisions in estimates.

        The Company records a reserve for future reclamation work to be performed at its' various aggregate operations based upon estimates of the recoverable quantities of rock and sand available in each location combined with an estimate of the total expense that will be incurred to reclaim a property. Provision is made based upon the units of production method. Actual reclamation costs are charged against the reserve. The adequacy of the recorded reserve is assessed annually. Estimates of both the quantities of recoverable material and the cost of reclamation are periodically updated by an independent professional. In a similar manner, depletion of rock and sand deposits and amortization of deferred development costs are computed by the units-of-production method based upon estimated recoverable quantities of rock and sand.

Sales

        The Company generally recognizes revenue as products are shipped to customers. The amount is recorded net of applicable provisions for discounts, volume incentives, returns and allowances. At the time of revenue recognition, the Company also provides an estimate of potential bad debt and warranty expense as well as an amount anticipated to be granted to customers under cooperative advertising programs based upon historical experience.

Recently Issued Accounting Standards

        Emerging Issues Task Force (EITF) No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" addresses the recognition, measurement and statement of earnings classification for certain sales incentives and other expenses. The Company has two types of customer programs that are considered within the scope of this statement; volume rebate incentives and cooperative advertising. The Company early adopted EITF 01-09 as both programs have historically been recorded as required by the new pronouncement. Volume rebate incentives are classified as a reduction of sales while cooperative advertising is classified as a marketing expenditure included within "selling and administrative" expenses as the advertising arrangements meet the requirement of receipt of a separable and measurable benefit.

        The Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". Effective January 1, 2002, the Company will no longer be required to amortize goodwill as a charge to earnings. In addition, we will be required to annually review goodwill for potential impairment. The Company does have certain finite lived identifiable intangible assets that will continue to be amortized over their estimated useful economic lives. These finite lived identifiable intangible assets will be assessed for impairment under the new SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." As a result of adopting this new standard, we currently anticipate that amortization expense will be reduced by approximately $156,000 (pre-tax) on an annual basis compared to 2001.

        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its related amendment SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" were adopted by the Company effective December 31, 2000. These statements establish accounting and reporting standards for derivative instruments, including the interest rate swap agreement that the Company entered into on December 17, 2001. These statements require recognition of all derivatives as either assets or liabilities on the balance sheet and the measurement of those instruments at fair value.

        SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001 and is effective for fiscal years beginning after December 15, 2001. The Statement clarifies and revises existing guidance on accounting for the impairment or disposal of long-lived assets such as property, plant and equipment, amortized intangibles and other long-lived assets not specifically addressed in other accounting literature. We plan to adopt the standard at the beginning of 2002. We do not expect the adoption of this standard will have a significant impact on our 2002 financial results.

FORWARD-LOOKING STATEMENTS

        This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information available to the Company at the time such statements were made. When used in this Report, words such as "anticipates," "contemplates," "expects" and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward- looking statements as a result of factors including but not limited to: weather, interest rates, availability of raw materials and their related costs and competitive forces. Changes in accounting pronouncements could also alter projected results. Forward-looking statements speak only as of the date they were made and we undertake no obligation to publicly update them.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to market risks related to commodity prices and interest rates. To manage interest rate risk, the Company has, from time to time, entered into interest rate swaps as authorized by the Company's policies and procedures. The Company does not use swaps or hedging instruments for trading purposes, and is not a party to any transaction involving leveraged derivatives. Effective December 17, 2001, the Company entered into an interest swap agreement to offset the majority of the floating interest rate characteristic of the Company's term loan borrowings, see paragraph below. At December 29, 2001, the amount subject to this agreement is $15,000,000. See above discussion under Financial Condition, Liquidity and Capital Resources. The cash payments or receipts associated with this agreement are recorded as adjustments to interest expense. The effect on the 2001 operations was immaterial.

Interest Rates

        The Company utilizes revolving credit and term-loan facilities that bear interest at either prime or an adjusted LIBOR rate. The amount outstanding under these facilities aggregated $16,000,000 at December 29, 2001. In addition, the Company is party to various capital lease agreements with fixed interest rates and original maturity dates ranging up to 60 months. As the latest of the leases matures in early 2004, and the total long-term portion of all leases is $520,000, the book and fair value was considered to be approximately the same. See Note 4.

Commodities

        The Company purchases commodities, such as steel, copper, aluminum, cement and cardboard for packaging, at market prices and does not currently use financial instruments to hedge commodity prices.

        The statements and other information in this section constitute forward-looking statements.

OBLIGATIONS AND COMMITMENTS

        The following tables represent our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees, as of December 29, 2001.

        Payments Due by Period as of December 29, 2001 (amounts in thousands)

Contractual Obligations	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years	Total
Long-term debt (See Note 4)	$3,000	$9,000	$4,000	$—	$16,000
Capital lease obligations (See Note 4)	619	520	—	—	1,139
Operating leases (See Note 8)	1,856	3,061	1,250	5,070	11,237
Minimum royalty agreement (See Note 8)	386	1,158	772	17,778	20,094
Total Contractual Obligations	$5,861	$13,739	$6,022	$22,848	$48,470

        Amounts of Commitment Expiration per Period as of December 29, 2001 (amounts in thousands)

	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years	Total
Standby letters of credit	$1,725	$—	$—	$—	$1,725
Reclamation bonds	4,026	—	—	—	4,026
Total Commercial Commitments	$5,751	$—	$—	$—	$5,751

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PAGE
Financial Statements and Schedule of Continental Materials Corporation and report thereon:
Consolidated statements of operations and Retained earnings for fiscal years 2001, 2000 and 1999	16
Consolidated statements of cash flows for fiscal years ended 2001, 2000 and 1999	17
Consolidated balance sheets at December 29, 2001 and December 30, 2000	18
Notes to consolidated financial statements	19 - 28
Report of Independent Accountants	29

Continental Materials Corporation

Consolidated Statements of Operations and
Retained Earnings For Fiscal Years 2001, 2000 and 1999

(Amounts in thousands, except per share data)

	2001	2000	1999
Sales	$130,211	$116,002	$123,886
Freight costs	5,793	5,714	5,266

Net sales	124,418	110,288	118,620
Costs and expenses
Cost of sales (exclusive of depreciation, depletion and amortization)	92,919	81,521	86,181
Depreciation, depletion and amortization	6,387	5,419	4,998
Selling and administrative	15,958	15,158	16,146

Operating income	9,154	8,190	11,295
Interest expense	(937)	(571)	(469)
Other income (expense), net	871	691	(84)

Income before income taxes	9,088	8,310	10,742
Income tax provision	2,650	2,975	3,840

Net income	6,438	5,335	6,902
Retained earnings, beginning of year	48,138	42,803	35,901

Retained earnings, end of year	$54,576	$48,138	$42,803

Basic earnings per share	$3.55	$2.86	$3.39
Weighted average shares outstanding	1,812	1,869	2,035
Diluted earnings per share	$3.49	$2.81	$3.32
Weighted average shares outstanding	1,845	1,901	2,082

The accompanying notes are an integral part of the financial statements.

Continental Materials Corporation

Consolidated Statements of Cash Flows
For Fiscal Years 2001, 2000 and 1999

(Amounts in thousands)

	2001	2000	1999
Operating activities
Operating activities
Net income	$6,438	$5,335	$6,902
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	6,387	5,419	4,998
Deferred income tax provision	6	532	109
Provision for doubtful accounts	134	(110)	486
Tax benefit from exercise of stock options	32	174	100
(Gain) loss on disposition of property and equipment	(851)	(402)	57
Write-down of investment in mining partnership	—	—	100
Changes in operating assets and liabilities
Receivables	(512)	3,548	(3,926)
Inventories	754	(48)	(3,916)
Prepaid expenses	33	(142)	(450)
Prepaid royalties	(6)	(414)	(11)
Accounts payable and accrued expenses	1,152	(3,139)	1,778
Income taxes	(398)	(615)	(344)
Other	50	(117)	389

Net cash provided by operating activities	13,219	10,021	6,272

Investing activities
Purchase of Rocky Mountain Ready Mix Concrete, Inc. net of cash received	(11,263)	—	—
Capital expenditures	(9,213)	(3,306)	(9,024)
Proceeds from sale of property and equipment	1,261	644	42

Net cash used in investing activities	(19,215)	(2,662)	(8,982)

Financing activities
(Repayment) borrowings of revolving credit facility	—	(1,600)	1,600
Long-term borrowings	12,000	4,000	203
Repayment of long-term debt	(3,526)	(1,152)	(2,556)
Payment to purchase and cancel stock	(554)	—	(708)
Proceeds from exercise of stock options	39	32	144
Payments to acquire treasury stock	(600)	(2,770)	(2,746)

Net cash used in financing activities	7,359	(1,490)	(4,063)

Net increase (decrease) in cash and cash equivalents	1,363	5,869	(6,773)
Cash and cash equivalents
Beginning of year	6,216	347	7,120

End of year	$7,579	$6,216	$347

Supplemental disclosures of cash flow items
Cash paid during the year
Interest	$990	$731	$644
Income taxes	3,011	2,897	4,062

The accompanying notes are an integral part of the financial statements.

Continental Materials Corporation

Consolidated Balance Sheets
December 29, 2001 and December 30, 2000

(Amounts in thousands except share data)

	December 29, 2001	December 30, 2000
ASSETS
Current assets
Cash and cash equivalents	$7,579	$6,216
Receivables less allowance of $435 and $475	18,291	16,723
Inventories	15,648	16,014
Prepaid expenses	2,673	2,572
Refundable income taxes	394	—

Total current assets	44,585	41,525

Property, plant and equipment:
Land and improvements	3,110	2,723
Buildings and improvements	14,699	11,885
Machinery and equipment	67,336	59,310
Mining properties	4,909	4,009
Less accumulated depreciation and depletion	(57,807)	(53,200)

	32,247	24,727

Other assets:
Goodwill	6,474	—
Non-compete agreements	1,366	291
Prepaid royalties	647	641
Other	744	1,066

	$86,063	$68,250

LIABILITIES
Current liabilities
Current portion of long-term debt	$3,620	$2,158
Accounts payable	5,174	4,437
Income taxes	308	312
Accrued expenses
Compensation	3,274	2,767
Reserve for self-insured losses	2,156	2,415
Profit sharing	2,611	2,440
Other	2,896	2,751

Total current liabilities	20,039	17,280

Long-term debt	13,520	5,147
Deferred income taxes	2,511	1,598
Accrued reclamation	936	1,004
Other long-term liabilities	1,335	1,408
Commitments and contingencies (Notes 5 and 8)
SHAREHOLDERS' EQUITY
Common shares, $.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,982	1,985
Retained earnings	54,576	48,138
Treasury shares, at cost	(9,479)	(8,953)

	47,722	41,813

	$86,063	$68,250

The accompanying notes are an integral part of the financial statements.

Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include Continental Materials Corporation and all of its subsidiaries including Rocky Mountain Ready Mix Concrete, Inc. (RMRM) from December 31, 2000 (the Company).

        On December 31, 2000, the Company acquired RMRM for $11,263,000 net of cash received. The purchase of RMRM has been accounted for as a purchase. The total purchase price and the fair value of liabilities assumed have been allocated to the tangible and intangible assets of RMRM based on respective fair values. The acquisition has resulted in an unallocated excess purchase price over fair value of net assets acquired of $6,630,000 which has been classified as goodwill. The assigned useful life was 40 years, however, with the adoption of Statements of Financial Accounting Standards (SFAS) No. 142, the amortization of the goodwill will cease as of December 30, 2001. Had the acquisition occurred as of January 2, 2000, the unaudited pro-forma results of the Company would have been sales of $129,963,000, net income of $5,536,000 and diluted earnings per share of $2.91 for the year ended December 30, 2000. These pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occured had the acquisition been made at the beginning of the period presented, or the results which may occur in the future.

        Certain prior years' amounts have been reclassified to conform to the current presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        Emerging Issues Task Force (EITF) issued EITF No. 00-10 which the Company adopted during 2000. In accordance with EITF 00-10, "Sales" are reported prior to deduction of freight costs, traditionally netted by the Company against sales in arriving at "Net sales."

        EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" addresses the recognition, measurement and statement of earnings classification for certain sales incentives and other expenses. The Company has two types of customer programs that are considered within the scope of this statement; volume rebate incentives and cooperative advertising. The Company early adopted EITF 01-09 as both programs have historically been recorded as required by the new pronouncement. Volume rebate incentives are classified as a reduction of sales while cooperative advertising is classified as a marketing expenditure included within "selling and administrative" expenses as the advertising arrangements meet the requirement of receipt of a separable and measurable benefit.

        The Financial Accounting Standards Board issued (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". Effective January 1, 2002, the Company will no longer be required to amortize goodwill as a charge to earnings. In addition, we will be required to annually review goodwill for potential impairment. The Company does have certain finite lived identifiable intangible assets that will continue to be amortized over their estimated useful economic lives. These finite lived identifiable intangible assets will continue to be assessed for impairment under SFAS No. 121, "Accounting for Certain Long-Lived Assets". As a result of adopting this new standard, we currently anticipate that amortization expense will be reduced by approximately $156,000 (pre-tax) on an annual basis.

        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its related amendment SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" were adopted by the Company effective December 31, 2000. These statements establish accounting and reporting standards for derivative instruments, including hedging activities of the nature the Company entered into on December 17, 2001. These statements require recognition of all derivatives as either assets or liabilities on the balance sheet and the measurement of those instruments at fair value.

        SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001 and is effective for fiscal years beginning after December 15, 2001. The Statement clarifies and revises existing guidance on accounting for the impairment or disposal of long-lived assets such as property, plant and equipment, amortized intangibles and other long-lived assets not specifically addressed in other accounting literature. We plan to adopt the standard at the beginning of 2002. We do not expect the adoption of this standard will have a significant impact on our 2002 financial results.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 29, 2001 and December 30, 2000 and the reported amounts of revenues and expenses during each of the three years in the period ended December 29, 2001. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

        The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

INVENTORIES

        Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 84% of total inventories at December 29, 2001 (86% at December 30, 2000). The cost of all other inventory is determined by the first-in, first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment are carried at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method as follows:

Buildings	10 to 31 years
Leasehold improvements	Terms of leases
Machinery and equipment	3 to 10 years

        Depletion of rock and sand deposits and amortization of deferred development costs are computed by the units-of-production method based upon estimated recoverable quantities of rock and sand. The estimated recoverable quantities are periodically reassessed.

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

REVENUE RECOGNITION

        The Company generally recognizes revenue as products are shipped to customers. The amount is recorded net of applicable provisions for discounts, volume incentives, returns and allowances. At the time of revenue recognition, the Company also provides an estimate of potential bad debt and warranty expense as well as an amount anticipated to be granted to customers under cooperative advertising programs based upon historical experience.

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

IMPAIRMENT OF LONG-LIVED ASSETS

        In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. SFAS No. 144, discussed above, clarifies and revises existing guidance for accounting for the impairment of long-lived assets and will generally be effective for the Company on a prospective basis.

FISCAL YEAR END

        The Company's fiscal year end is the Saturday nearest December 31. Fiscal 2001, 2000 and 1999 each consist of 52 weeks.

2. INVENTORIES

        Inventories consisted of the following (amounts in thousands):

	December 29, 2001	December 30, 2000
Finished goods	$7,710	$6,595
Work in process	1,587	1,720
Raw materials and supplies	6,351	7,699

	$15,648	$16,014

        If inventories valued on the LIFO basis were valued at current costs, inventories would be higher as follows: 2001—$1,842,000, 2000—$1,942,000, 1999—$1,713,000.

        Reduction in inventory quantities during 2001 at one of the locations resulted in liquidation of LIFO inventory layers carried at costs that were lower than the costs of current purchases. The effect was immaterial.

3. INVESTMENT IN MINING PARTNERSHIP

        The Company has a 30% ownership interest in ORMP, a general partnership, which operated a copper mine primarily situated in Pima County, Arizona.

        Production at the mine was halted in February 1996. Although the Partners are attempting to sell the mine, continued low prices of copper makes it unlikely that the property will be sold. In accordance with SFAS No. 121, the remaining investment in the mining partnership was written off as of January 1, 2000. The related impairment loss of $100,000 is included in the $156,000 loss recorded for 1999. The losses are included in "Other income (expense), net" in the Consolidated Statements of Operations. Future cash contributions to ORMP for carrying costs will be expensed when made.

4. LONG-TERM DEBT

        Long-term debt consisted of the following (amounts in thousands):

	December 29, 2001	December 30, 2000
Unsecured term loan	$16,000	$7,000
Capital leases	1,140	305

	17,140	7,305
Less current portion	3,620	2,158

	$13,520	$5,147

        The unsecured term loan was amended as of January 2, 2001 to provide funding for the acquisition of RMRM. It is payable to two banks in semi-annual installments with final principal payment due December 15, 2006. The loan, at the Company's option, bears interest at either prime or an adjusted LIBOR rate.

        The term loan agreement requires the Company to maintain certain levels of consolidated tangible net worth, to attain certain levels of cash flow (as defined) on a rolling four-quarter basis, and to maintain certain ratios including consolidated debt to cash flow (as defined). Additional borrowing, acquisition of stock of other companies, purchase of treasury shares and payment of cash dividends are either limited or require prior approval by the lenders.

        Effective December 17, 2001, the Company entered into an interest rate swap agreement (Agreement) in order to fix the floating interest rate characteristic of most of the Company's term loan borrowings. The Company's current interest rate under the Agreement is 5.78%. Such rate is subject to adjustment depending upon the Company's performance. Cash payments or receipts associated with this agreement are recorded as adjustments to interest expense. The fair value of the Agreement is recorded on the balance sheet with subsequent changes recorded as a separate component of shareholders' equity. The effect on the 2001 operations was immaterial. At December 29, 2001, the amount subject to this Agreement is $15,000,000 which amount decreases by $1,500,000 each September and March, terminating on December 18, 2006.

        The capital leases are payable in monthly installments over varying period, the latest of which ends in April 2004. The leases bear interest at various rates based upon the prevailing interest rates at the inception of the respective leases.

        Aggregate long-term debt matures as follows (amounts in thousands):

2002	$3,620
2003	3,364
2004	3,156
2005	3,000
2006	4,000

$17,140

        During 2001 and 2000, the Company had an unsecured revolving line of credit of $10,000,000. The line is with two banks and is used for short-term cash needs and standby letters of credit. Interest was charged at prime or adjusted LIBOR rates on cash borrowings during both years. The weighted average interest rate was 6.0% for fiscal 2001 and 7.8% for fiscal 2000. There was no balance outstanding against the line as of either December 29, 2001 or December 30, 2000.

        At December 29, 2001, the Company had letters of credit outstanding totaling approximately $1,725,000 that collateralize the self-insured losses.

5. COMMITMENTS AND CONTINGENCIES

        The Company is involved in litigation matters related to its continuing business, principally product liability matters related to the gas-fired heating products. In the Company's opinion, none of these proceedings, when concluded, will have a material adverse effect on the Company's results of operations or financial position as the Company has established adequate reserves for known occurrences.

6. SHAREHOLDERS' EQUITY

        The shareholders approved an amendment to the Restated Certificate of Incorporation at the May 26, 1999 annual meeting effecting a reverse 1-for-50 stock split followed immediately by a forward 100-for-1 stock split of the Company's Common Stock. As permitted by Delaware law, registered stockholders whose shares of stock were converted into less than one share in the reverse 1-for-50 split received the right to receive cash equal to the fair value of those fractional interests. Registered stockholders whose shares of Common Stock, $.50 par value, converted into more than one share in the reverse split received, in the forward 100-for-1 split, a number of shares of Common Stock, $.25 par value, equal to 100 times the number of shares and fractional shares held after the reverse split. In other words, all registered stockholders originally holding 50 or more shares of Common Stock, $.50 par value, immediately prior to the effective date of the transaction hold twice the number of shares of Common Stock, $.25 par value, immediately subsequent to the transaction. The reverse and forward stock splits, together with the related cash payments to stockholders with small holdings, is referred to below as the "stock split." The effective date of the stock split was June 7, 1999.

        Under the Company's Stock Option Plan (the Plan), officers and key employees may be granted options to purchase the Company's common stock at option prices established by the Compensation Committee of the Board of Directors provided the option price is no less than the fair market value at the date of the grant. The Company has reserved 360,000 shares for distribution under the Plan.

        During 2001, 2000 and 1999, options for 6,000, 31,000 and 22,000 shares, respectively, were exercised. Per the agreement, 400 reload options were automatically granted during 1999 when one of the individuals paid a portion of the option price by delivery of shares of the Company's common stock. The exercise price of these reload options is $23.125, the market price of the stock on the date the reload option was granted. The reload options are vested and retain all terms of the original options, including the expiration date. At December 29, 2001, there remain 73,400 options which will expire on September 25, 2005.

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

        The following is the common shares and capital in excess of par value activity during 1999, 2000 and 2001.

	Common Shares	Common shares amount	Capital in excess of par value
Balance at January 2, 1999	1,326,588	$663	$3,484
Effect of reverse split	(39,456)	(20)	(1,575)
Effect of forward split	1,287,132	—	—
Common shares issued under the Stock Option Plan (from treasury)	—	—	(26)
Tax benefit from exercise of options	—	—	100

Balance at January 1, 2000	2,574,264	643	1,983
Common shares issued under the Stock Option Plan (from treasury)	—	—	(172)
Tax benefit from exercise of options	—	—	174

Balance at December 30, 2000	2,574,264	643	1,985
Common shares issued under the Stock Option Plan (from treasury)	—	—	(36)
Tax benefit from exercise of options	—	—	32

Balance at December 29, 2001	2,574,264	$643	$1,981

        The Board of Directors of the Company has, from time to time, authorized various amounts to be utilized in acquiring treasury shares. Treasury share activity during 1999, 2000 and 2001 was as follows (dollars in thousands and shares restated for the stock split):

	Number of shares	Cost
Balance at January 2, 1999	508,434	$3,810
Purchase of treasury shares	139,574	2,746
Issuance of treasury shares related to the Stock Option Plan	(22,000)	(170)

Balance at January 1, 2000	626,008	6,386
Purchase of treasury shares	146,032	2,770
Issuance of treasury shares related to the Stock Option Plan	(31,000)	(203)

Balance at December 30, 2000	741,040	8,953
Purchase of treasury shares	33,127	600
Issuance of treasury shares related to the Stock Option Plan	(6,000)	(74)

Balance at December 29, 2001	768,167	$9,479

        Four hundred thousand shares of preferred stock ($.50 par value) are authorized and unissued.

7. EARNINGS PER SHARE

        The Company computes earnings per share (EPS) in accordance with SFAS No. 128, "Earnings Per Share." The following is a reconciliation of the calculation of basic and diluted EPS for the years-ended 2001, 2000 and 1999 (dollars in thousands and shares restated for the stock split).

	Net Income	Weighted average shares	Per-share earnings
2001
Basic EPS	$6,438	1,812	$3.55
Effect of dilutive options	—	33

Diluted EPS	$6,438	1,845	$3.49

2000
Basic EPS	$5,335	1,869	$2.86
Effect of dilutive options	—	32

Diluted EPS	$5,335	1,901	$2.81

1999
Basic EPS	$6,902	2,035	$3.39
Effect of dilutive options	—	47

Diluted EPS	$6,902	2,082	$3.32

8. RENTAL EXPENSE, LEASES AND COMMITMENTS

        The Company leases certain of its facilities and equipment and is required to pay the related taxes, insurance and certain other expenses. Rental expense was $3,282,000, $2,727,000 and $2,460,000 for 2001, 2000 and 1999, respectively.

        Future minimum rental commitments under non-cancelable operating leases for 2002 and thereafter are as follows: 2002—$2,242,000; 2003—$1,659,000; 2004—$1,438,000; 2005—$1,123,000; 2006—$1,011,000 and thereafter—$23,859,000. Included in these amounts is $386,000 per year and approximately $18,163,000 in the "thereafter" amount related to an aggregates lease in conjunction with the Pueblo, Colorado operation. Also included in these amounts is $235,000 per year and approximately $1,117,000 in the "thereafter" amount related to a ground lease upon which the Company owns a building leased to a third party for approximately $145,000 per year through January 2003 and $344,000 per year thereafter. The ground lease runs through October 1, 2016 and contains a renewal clause. The building lease runs through January 31, 2013.

9. RETIREMENT PLANS

        As discussed in Note 1, the Company maintains retirement benefit plans for eligible employees. Total plan expenses charged to operations were $2,464,000, $2,375,000 and $2,783,000 in 2001, 2000 and 1999, respectively.

10. INCOME TAXES

        The provision (benefit) for income taxes is summarized as follows (amounts in thousands):

		2001	2000	1999
Federal:	Current	$2,457	$2,156	$3,221
	Deferred	(144)	477	98
State:	Current	187	287	510
	Deferred	150	55	11

		$2,650	$2,975	$3,840

        The difference between the tax rate on income for financial statement purposes and the federal statutory tax rate was as follows:

	2001	2000	1999
Statutory tax rate	34.0%	34.0%	34.0%
Percentage depletion	(1.4)	(1.4)	(1.8)
State income taxes, net of federal benefit	1.4	3.0	3.0
Non-deductible expenses	.7	.2	.1
Benefit of state tax credits	(5.0)	—	—
Other	(.5)	—	.4

	29.2%	35.8%	35.7%

        For financial statement purposes, deferred tax assets and liabilities are recorded at a blend of the current statutory federal and states' tax rates—38%. The principal temporary differences and their related deferred taxes are as follows (amounts in thousands):

	2001	2000
Reserves for self-insured losses	$911	$1,012
Deferred compensation	445	469
Asset valuation reserves	1,002	1,041
Other	74	35

Total deferred tax assets	2,432	2,557
Depreciation	2,854	1,953
Other	524	708

Total deferred tax liabilities	3,378	2,661

Net deferred tax (liability) asset	$(946)	$(104)

        The net current deferred tax assets are $1,565 and $1,494 at year-end 2001 and 2000, respectively, and are included with "Prepaid expenses" on the Consolidated Balance Sheets.

11. UNAUDITED QUARTERLY FINANCIAL DATA

        The following table provides summarized unaudited fiscal quarterly financial data for 2001 and 2000 (amounts in thousands, except per share amounts; per share data restated for the stock split):

	First quarter	Second quarter	Third quarter	Fourth quarter
2001
Sales	$27,102	$32,934	$31,350	$34,401
Gross profit	4,501	6,687	7,192	7,433
Depreciation, depletion and amortization	1,651	1,631	1,589	1,516
Net income	(81)	1,167	1,936	3,416
Basic income per share	(.04)	.64	1.07	1.89
Diluted income per share	(.04)	.63	1.05	1.86
	First quarter	Second quarter	Third quarter	Fourth quarter
2000
Sales	$25,350	$30,232	$29,186	$31,234
Gross profit	4,715	6,057	5,955	7,331
Depreciation, depletion and amortization	1,352	1,371	1,605	1,091
Net income	383	1,040	939	2,973
Basic income per share	.20	.56	.50	1.61
Diluted income per share	.20	.55	.49	1.59

        Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year. The fourth quarter results for 2000, as compared to 2001, were positively affected by adjustments to maintenance costs in the construction materials segment.

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

        The following table presents information about reported segments for the fiscal years 2001, 2000 and 1999 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands).

	Heating and air conditioning	Construction materials(a)	All other(b)	Unallocated corporate(c)	Total
2001
Revenues from external customers	$51,254	$78,809	$145	$3	$130,211
Depreciation, depletion and amortization	1,155	5,156	—	76	6,387
Segment operating income	5,257	6,881	28	(3,012)	9,154
Segment assets	30,446	46,549	38	9,030	86,063
Expenditures for segment assets	2,572	6,592	—	49	9,213
2000
Revenues from external customers	$49,083	$66,771	$145	$3	$116,002
Depreciation, depletion and amortization	1,220	4,117	22	60	5,419
Segment operating income	5,002	6,144	45	(3,001)	8,190
Segment assets	28,868	31,536	36	7,810	68,250
Expenditures for segment assets	651	2,586	—	69	3,306
1999
Revenues from external customers	$56,768	$66,966	$145	$7	$123,886
Depreciation, depletion and amortization	1,181	3,758	22	37	4,998
Segment operating income	7,793	7,001	43	(3,542)	11,295
Segment assets	31,568	34,157	65	1,961	67,751
Expenditures for segment assets	2,640	6,262	—	122	9,024

(a)
The Construction Materials segment information for 2001 includes RMRM reflecting the purchase which was effective December 31, 2000.

(b)
All other represents segments below the quantitative thresholds. The segments include a small real estate operation and the holding costs for certain mining interests that remain from the period the Company maintained significant interests in mining operations.

(c)
Corporate assets consist primarily of cash and cash equivalents.

        All long-lived assets are in the United States and no customer accounts for 10% or more of consolidated revenue, although a large retail customer accounted for more than 10% of the sales of the Heating and Air Conditioning segment.

REPORT OF INDEPENDENT ACCOUNTANTS
To the Board of Directors and Shareholders of Continental Materials Corporation

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and retained earnings and cash flows present fairly, in all material respects, the financial position of Continental Materials Corporation and its subsidiaries at December 29, 2001 and December 30, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Chicago, Illinois
March 11, 2002

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There have been no changes of accountants and/or disagreements on any matter of accounting principle or financial statement disclosure during the past 24 months which would require a filing under Item 9.

PART III

        Part III (Items 10, 11, 12,and 13) has been omitted from this 10-K Report since Registrant will file, not later than 120 days following the close of its fiscal year ended December 29, 2001, its definitive 2002 proxy statement. The information required by Part III will be included in that proxy statement and such information is hereby incorporated by reference, but excluding the information under the headings "Compensation Committee Report" and "Comparison of Total Shareholders' Return".

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
1   Financial statements required by Item 14 are included in Item 8 of Part II.

(a)
2   The following is a list of financial statement schedules filed as part of this Report:

    Report of Independent Accountants
    Schedule II Valuation and Qualifying Accounts & Reserves For the Fiscal Years 2001, 2000 and 1999

        All other schedules are omitted because they are not applicable or the information is shown in the financial statements or notes thereto.

(a)
3   The following is a list of all exhibits filed as part of this Report:

Exhibit 3	1975 Restated Certificate of Incorporation dated May 28, 1975 filed as Exhibit 5 to Form 8-K for the month of May 1975, incorporated herein by reference.
Exhibit 3a	Registrant's By-laws as amended September 19, 1975 filed as Exhibit 6 to Form 8-K for the month of September 1975, incorporated herein by reference.
Exhibit 3b	Registrant's Certificate of Amendment of Certificate of Incorporation dated May 24, 1978 filed as Exhibit 1 to Form 10-Q for quarter ended June 30, 1978, incorporated herein by reference.
Exhibit 3c	Registrant's Certificate of Amendment of Certificate of Incorporation dated May 27, 1987 filed as Exhibit 3c to Form 10-K for the year ended January 1, 1988, incorporated herein by reference.
Exhibit 3d	Registrant's Certificate of Amendment of Restated Certificate of Incorporation dated June 4, 1999 filed as Exhibit 1 to Form 8-K for the month of June 1999, incorporated herein by reference.
Exhibit 10	Continental Materials Corporation Amended and Restated 1994 Stock Option Plan dated May 25, 1994 filed as Appendix A to the 1994 Proxy Statement, incorporated herein by reference.*
Exhibit 10a	Revolving Credit and Term Loan Agreement between The Northern Trust Company, LaSalle National Bank and Continental Materials Corporation dated as of October 21, 1996 filed as Exhibit 2D to Form 8-K for the month of October 1996 and the Amendment thereto filed as Exhibit 2B to Form 8-K for the month of December 2000, incorporated herein by reference.
Exhibit 10b	Acquisition Agreement Between Valco Properties, Ltd. And Continental Materials Corporation filed as Exhibit 2A to Form 8-K for the month October 1996, incorporated herein by reference.
Exhibit 10c	Non-Competition and Non-Disclosure Agreement by Valco, Inc. And Thomas E. Brubaker in favor of Continental Materials Corporation filed as Exhibit 2B to Form 8-K for the month of October 1996, incorporated herein by reference.
Exhibit 10d	Fee Sand and Gravel Lease Between Valco, Inc. And Continental Materials Corporation filed as Exhibit 2C to Form 8-K for the month of October 1996, incorporated herein by reference.
Exhibit 10e	Form of Supplemental Deferred Compensation Agreement filed as Exhibit 10 to Form 10-Q for the quarter ended July 1, 1983, incorporated herein by reference.*
Exhibit 10f	Stock Purchase Agreement By and Among Continental Materials Corporation, Rocky Mountain Ready Mix Concrete, Inc. and The Shareholders of Rocky Mountain Ready Mix Concrete, Inc. Filed as Exhibit 2A to Form 8-K for the month of December 2000, incorporated herein by reference.
Exhibit 21	Subsidiaries of Registrant (filed herewith).
Exhibit 23	Consent of Independent Accountants (filed herewith).
Exhibit 99a	Continental Materials Corporation Employee Profit Sharing Retirement Plan Amended and Restated Generally Effective October 1, 1997 filed as Exhibit 99a to Form 10-K for the year ended January 1, 2000, incorporated herein by reference.*
Exhibit 99b	Continental Materials Corporation Employees Profit Sharing Retirement Plan on Form 11-K for the year ended December 29, 2001 (to be filed by amendment).

*
Compensatory plan or arrangement

(b)
Reports on Form 8-K:

        No reports on Form 8-K were filed during the quarter ended December 29, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION Registrant
By:	/s/ JOSEPH J. SUM Joseph J. Sum, Vice President, Finance

Date: March 28, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY(IES)	DATE

/s/ JAMES G. GIDWITZ James G. Gidwitz	Chief Executive Officer And a Director	March 28, 2002
/s/ JOSEPH J. SUM Joseph J. Sum	Vice President And a Director	March 28, 2002
/s/ MARK S. NICHTER Mark S. Nichter	Secretary and Controller	March 28, 2002
/s/ THOMAS H. CARMODY Thomas H. Carmody	Director	March 28, 2002
/s/ BETSY R. GIDWITZ Betsy R. Gidwitz	Director	March 28, 2002
/s/ RALPH W. GIDWITZ Ralph W. Gidwitz	Director	March 28, 2002
/s/ RONALD J. GIDWITZ Ronald J. Gidwitz	Director	March 28, 2002
/s/ THEODORE R. TETZLAFF Theodore R. Tetzlaff	Director	March 28, 2002
/s/ PETER E. THIERIOT Peter E. Thieriot	Director	March 28, 2002
/s/ DARRELL M. TRENT Darrell M. Trent	Director	March 28, 2002

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Continental Materials Corporation

        Our audits of the consolidated financial statements referred to in our report dated March 11, 2002 appearing in the 2001 Annual Report to Shareholders of Continental Materials Corporation also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Chicago, Illinois
March 11, 2002

CONTINENTAL MATERIALS CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (c) (d)

for the fiscal years 2001, 2000 and 1999

COLUMN A	COLUMN B	COLUMN C(1)	COLUMN D		COLUMN E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions— Describe		Balance at End of Period
Year 2001
Allowance for doubtful accounts(e)	$486,000	$134,000	$185,000	(a)	$435,000

Inventory valuation reserve	$443,000	$33,000	$81,000	(b)	$395,000

Year 2000
Allowance for doubtful accounts	$800,000	$(110,000)	$215,000	(a)	$475,000

Inventory valuation reserve	$568,000	$14,000	$139,000	(b)	$443,000

Year 1999
Allowance for doubtful accounts	$775,000	$486,000	$461,000	(a)	$800,000

Inventory valuation reserve	$504,000	$127,000	$63,000	(b)	$568,000

Notes:

(a)
Accounts written off, net of recoveries.

(b)
Amounts written off upon disposal of assets.

(c)
Reserve deducted in the balance sheet from the asset to which it applies.

(d)
Column C(2) has been omitted as the answer would be "none".

(e)
Beginning balance has been adjusted to reflect RMRM reserve on purchase date.

QuickLinks

PART I
  Item 1. BUSINESS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  Item 6. SELECTED FINANCIAL DATA (Amounts in thousands, except per share amounts)
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Continental Materials Corporation Consolidated Statements of Operations and Retained Earnings For Fiscal Years 2001, 2000 and 1999 (Amounts in thousands, except per share data)
Continental Materials Corporation Consolidated Statements of Cash Flows For Fiscal Years 2001, 2000 and 1999 (Amounts in thousands)
Continental Materials Corporation Consolidated Balance Sheets December 29, 2001 and December 30, 2000 (Amounts in thousands except share data)
Notes to Consolidated Financial Statements
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
PART IV
  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
CONTINENTAL MATERIALS CORPORATION SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (c) (d) for the fiscal years 2001, 2000 and 1999