Form 10-Q
period 2002-03-30
CONTINENTAL MATERIALS CORP
filed 2002-05-14
CIK 24104

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

                 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 30, 2002

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

(Address of principal executive office)

(Zip Code)

(312) 541-7200

(Registrant’s telephone number, including area code)

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

Yes      ☒        No      ☐

Number of common shares outstanding at May 3, 2002	1,799,577

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 30, 2002 and DECEMBER 29, 2001

(Unaudited)

(000’s omitted except share data)

	MARCH 30,	DECEMBER 29,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$1,041	$7,579
Receivables, net	17,588	18,291
Inventories:
Finished goods	8,924	7,710
Work in process	1,662	1,587
Raw materials and supplies	6,966	6,351
Prepaid expenses	2,949	3,067
Total current assets	39,130	44,585

Property, plant and equipment, net	34,093	32,247

Goodwill	6,474	6,474
Other assets	2,765	2,757

	$82,462	$86,063

LIABILITIES
Current liabilities:
Current portion of long-term debt	$3,574	$3,620
Accounts payable and accrued expenses	13,965	16,111
Income taxes	—	308
Total current liabilities	17,539	20,039

Long-term debt	13,432	13,520
Deferred income taxes	2,511	2,511
Other long-term liabilities	1,923	2,271

SHAREHOLDERS’ EQUITY
Common shares, $0.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,982	1,982
Retained earnings	53,969	54,576
Treasury shares, 774,503 and 768,167, at cost	(9,537)	(9,479)
	47,057	47,722

	$82,462	$86,063

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE THREE MONTHS ENDED MARCH 30, 2002 AND MARCH 31, 2001

(Unaudited)

(000’s omitted except per share amounts)

	MARCH 30, 2002	MARCH 31, 2001

Sales	$26,602	$28,359
Freight costs	1,017	1,257
Net sales	25,585	27,102

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	20,637	21,131
Depreciation, depletion and amortization	1,506	1,651
Selling and administrative	4,278	4,323
	26,421	27,105

Operating loss	(836)	(3)

Interest	(227)	(284)
Other income, net	100	161

Loss before income taxes	(963)	(126)

Benefit from income taxes	(356)	(45)

Net loss	(607)	(81)

Retained earnings, beginning of period	54,576	48,138

Retained earnings, end of period	$53,969	$48,057

Basic loss per share	$(.34)	$(.04)

Average shares outstanding	1,805	1,824

Diluted loss per share	$(.34)	$(.04)

Average shares outstanding	1,805	1,824

See accompanying notes

CONSOLIDATED MATERIALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 30, 2002 AND MARCH 31, 2001

(Unaudited)

(000’s omitted)

	MARCH 30, 2002	MARCH 31, 2001

Net cash used in operating activities	$(3,063)	$(1,225)

Investing activities:
Purchase of Rocky Mountain Ready Mix Concrete, Inc. net of cash received	—	(11,262)
Capital expenditures	(3,324)	(2,498)
Proceeds from sale of property and equipment	41	16
Net cash used in investing activities	(3,283)	(13,744)

Financing activities:
Long-term borrowings	—	12,000
Repayment of long term debt	(134)	(129)
Payment to acquire treasury stock	(58)	(294)
Net cash (used) provided by financing activities	(192)	11,577

Net decrease in cash and cash equivalents	(6,538)	(3,392)
Cash and cash equivalents:
Beginning of period	7,579	6,216

End of period	$1,041	$2,824

Supplemental disclosures of cash flow items:
Cash paid during the three months for:
Interest	$352	$158
Income taxes	(6)	200

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

NOTES TO THE QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 30, 2002

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

3.               Operating results for the first three months of 2002 are not necessarily indicative of performance for the entire year.  Historically, sales of construction materials are higher in the second and third quarters.  Overall, sales of heating and air conditioning products have not shown strong seasonal fluctuations in recent years although product mix has historically yielded higher gross profit margins in the fourth quarter.  (See Note 11 of Notes to Consolidated Financial Statements in the Company’s 2001 Annual Report.)

4.               The following is a reconciliation of the calculation of basic and diluted earnings per share (EPS) for the three months ended March 30, 2002 and March 31, 2001.

	Income (Loss)	Shares	Per-share (loss) earnings
March 30, 2002
Basic EPS	$(607)	1,805	$(.34)
Effect of dilutive options	—	—
Diluted EPS	$(607)	1,805	$(.34)

March 31, 2001
Basic EPS	$(81)	1,824	$(.04)
Effect of dilutive options	—	—
Diluted EPS	$(81)	1,824	$(.04)

5.               At March 30, 2002, the Company was not in compliance with the Fixed Charge Coverage Ratio calculated quarterly as defined in its term loan agreement.  The term loan agreement has been amended to cure the default.

6.               The following table presents information about reported segments for the three months ended March 30, 2002 and March 31, 2001 along with the items necessary to reconcile the segment information to the totals reported in the financial statements.

	Heating and Air	Construction		Unallocated
	Conditioning	Materials	All Other	Corporate	Total
2002
Revenues from external customers	$12,587	$13,979	$36	$—	$26,602
Segment operating (loss) income	1,118	(1,112)	(41)	(801)	(836)
Segment assets	33,111	46,505	64	2,782	82,462

2001
Revenues from external customers	$12,220	$16,102	$36	$1	$28,359
Segment operating (loss) income	858	(70)	(6)	(785)	(3)
Segment assets	29,387	46,045	35	4,931	80,398

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last annual report.

7.               On December 31, 2000, the Company acquired RMRM for $11,263,000 net of cash received. The purchase of RMRM has been accounted for as a purchase.  The total purchase price and the fair value of liabilities assumed have been allocated to the tangible and intangible assets of RMRM based on respective fair values.  The acquisition has resulted in an unallocated excess purchase price over fair value of net assets acquired of $6,630,000 which has been classified as goodwill.  The assigned useful life was 40 years, however with the adoption of Statements of Financial Accounting Standards (SFAS) No. 142, see discussion in Note 8, the amortization of the goodwill stopped as of December 30, 2001.

8.               On January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets.”  As a result, the Company ceased recording the amortization of goodwill as a charge to earnings during the first quarter of 2002.  The Company estimates that the net loss and diluted loss per share would have been approximately $56,000 and 3 cents, respectively, for the three months ended March 31, 2001 had the provisions of the new standard been applied as of January 1, 2001.  In addition, the Company is required to conduct an annual review of goodwill and intangible assets for potential impairment.  The Company did not have to record a charge to earnings for an impairment of goodwill or other intangible assets as a result of adopting the new standard.  As of March 30, 2002, all goodwill related to the construction materials segment and there was no material change in the carrying amount of goodwill during the three months ended March 30, 2002.

Intangible assets as of March 30, 2002 are all amortizable and consist primarily of non-compete agreements and were carried at $1,494,000 net of $726,000 accumulated amortization.  The pre-tax amortization expense for intangible assets during the quarter ended March 30, 2002 was $68,000.  Based upon the intangible assets recorded on the balance sheet at March 30, 2002, amortization expense for the next five years is estimated to be as follows: 2002 — $269,000, 2003 — $269,000, 2004 — $183,000, 2005 — $175,000, and 2006 — $166,000.

Effective January 1, 2002, the Company also adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The Statement clarifies and revises existing guidance on accounting for the impairment or disposal of long-lived assets such as property, plant and equipment, amortized intangibles and other long-lived assets not specifically addressed in other accounting literature.  The adoption of this new standard had no impact on the Company’s financial position, results of operations or cash flows for the three months ended March 30, 2002.

9.               On April 1, 2002, the Company acquired all of the stock of McKinney Door and Hardware, Inc. (MDHI), a refabricator and distributor of metal doors, wood doors and related hardware.  MDHI operates from one facility in Pueblo, Colorado and will continue to do business under its current name.  The $2,150,000 purchase price was funded by available cash balances and credit sources.  The acquisition did not meet the presumption of significance as defined by the Securities and Exchange Commission and thus no Form 8-K was filed.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

            Financial Condition

Operations for the first three months of 2002 used $3,063,000 of cash compared to $1,225,000 in 2001.  An increase in inventories combined with a decrease in payables and accruals to account for the increased use of cash in of 2002.

The Company experienced an unusually high level of capital spending during the quarter as four major projects were either completed or neared completion.  In the heating and air conditioning segment, a new office building was completed in Colton, California during the quarter.  The other three projects benefit the construction materials segment.  These are a new central mix batch plant in Colorado Springs and a new gravel plant in Pueblo, both expected to be completed during the second quarter of 2002  and a new, state-of-the-art sand processing plant in Colorado Springs which is expected to be completed during the third quarter of 2002.  The Company anticipates that the level of capital spending will decline each quarter for the remainder of 2002.

The Company expects that the existing cash balances and estimated operating cash flow from its subsidiaries, supplemented by the revolving line of credit (which was unused at March 30, 2002) will be sufficient to cover anticipated cash requirements, including the acquisition discussed in Note 8, above, servicing debt and planned capital expenditures.  Historically, the Company’s borrowings against the revolving credit facility peak during the second quarter and decline over the remainder of the year.

Operations - Comparison of Quarter Ended March 30, 2002 to Quarter Ended March 31, 2001

Consolidated sales decreased $1,757,000 to $26,602,000 entirely due to the construction materials segment.  Inclement weather along the Front Range in Colorado prevented progress on most construction projects causing lower than anticipated concrete sales.  In addition, Colorado is experiencing a slowdown in construction in both the residential and commercial sectors.  Sales of the heating and air conditioning segment increased a modest amount.  Strong furnace sales related to the cold winter experienced particularly in the western states combined with increased evaporative cooler sales to offset a decline in fan coil sales.  Evaporative cooler sales showed broad-based strength as well as early season shipments to a large new retail customer.  Fan coil sales reflect the nationwide slump in commercial construction, notably hotel construction.

Consolidated cost of sales (exclusive of depreciation and depletion) as a percentage of sales increased from 74.5% to 77.6% due to the construction materials segment.  This segment experienced increased costs at three of its aggregates operations.  The increased costs were attributable to a combination of factors including the weather, equipment failures and start-up expenses associated with new aggregate processing facilities.

Depreciation, depletion and amortization declined from $1,651,000 to $1,506,000 reflecting, in part, the discontinuance of amortization of goodwill as discussed in Note 7.

Interest expense declined due to decreased levels of debt and lower interest rates.

Historically, the Company has experienced operating losses during the first quarter except when the weather is mild along the Front Range in Colorado.

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.”  Effective January 1, 2002, the Company was no longer required to amortize goodwill as a charge to earnings.  In addition, we are required to annually review goodwill for potential impairment.  The Company does have certain finite-lived identifiable intangible assets that will continue to be amortized over their estimated useful economic lives.  These finite-lived identifiable intangible assets will be assessed for impairment under the new SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  As a result of adopting this new standard, we currently anticipate that amortization expense will be reduced by approximately $156,000 (pre-tax) on an annual basis compared to 2001.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued in August 2001 and is effective for fiscal years beginning after December 15, 2001.  The Statement clarifies and revises existing guidance on accounting for the impairment or disposal of long-lived assets such as property, plant and equipment, amortized intangibles and other long-lived assets not specifically addressed in other accounting literature.  We adopted the standard at the beginning of 2002.  We do not expect the adoption of this standard will have a significant impact on our 2002 financial results.

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

(b) Registrant filed no reports on Form 8-K during the quarter ended March 30, 2002.

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION

Date:	May 13, 2001	By:	/S/ Joseph J. Sum
Joseph J. Sum, Vice President
and Chief Financial Officer