Form 10-Q
period 2002-06-29
CONTINENTAL MATERIALS CORP
filed 2002-08-06
CIK 24104

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 29, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File number 1-3834

CONTINENTAL MATERIALS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-2274391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes     ☒     No     ☐

Number of common shares outstanding at July 31, 2002	1,779,625

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 29, 2002 and DECEMBER 29, 2001

(Unaudited)

(000’s omitted except share data)

	JUNE 29, 2002	DECEMBER 29, 2001
ASSETS
Current assets:
Cash and cash equivalents	$256	$7,579
Receivables, net	23,623	18,291
Inventories:
Finished goods	8,675	7,710
Work in process	1,686	1,587
Raw materials and supplies	7,564	6,351
Prepaid expenses	3,002	3,067
Total current assets	44,806	44,585

Property, plant and equipment, net	34,729	32,247

Goodwill	7,374	6,474
Other assets	2,946	2,757

	$89,855	$86,063

LIABILITIES
Current liabilities:
Bank loan payable	$5,000	$—
Current portion of long-term debt	3,580	3,620
Accounts payable and accrued expenses	15,649	16,111
Income taxes	597	308
Total current liabilities	24,826	20,039

Long-term debt	11,810	13,520
Deferred income taxes	2,609	2,511
Other long-term liabilities	2,001	2,271

SHAREHOLDERS’ EQUITY
Common shares, $0.25 par value; authorized 3,000,000; issued 2,574,264	643	643
Capital in excess of par value	1,982	1,982
Retained earnings	55,684	54,576
Treasury shares, 776,479 and 768,167, at cost	(9,700)	(9,479)
	48,609	47,722

	$89,855	$86,063

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE THREE MONTHS ENDED JUNE 29, 2002 AND JUNE 30, 2001

(Unaudited)

(000’s omitted except per share amounts)

	JUNE 29, 2002	JUNE 30, 2001

Sales	$37,423	$34,487
Freight costs	1,434	1,553
Net sales	35,989	32,934

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	27,144	24,792
Depreciation, depletion and amortization	1,545	1,631
Selling and administrative	4,614	4,438
	33,303	30,861

Operating income	2,686	2,073

Interest	(265)	(291)
Other income, net	247	41

Income before income taxes	2,668	1,823

Provision for income taxes	953	656

Net income	1,715	1,167

Retained earnings, beginning of period	53,969	48,057

Retained earnings, end of period	$55,684	$49,224

Basic earnings per share	$.95	$.64

Average shares outstanding	1,799	1,810

Diluted earnings per share	$.94	$.63

Average shares outstanding	1,835	1,844

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE SIX MONTHS ENDED JUNE 29, 2002 AND JUNE 30, 2001

(Unaudited)

(000’s omitted except per share amounts)

	JUNE 29, 2002	JUNE 30, 2001

Sales	$64,026	$62,846
Freight costs	2,451	2,810
Net sales	61,575	60,036

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	47,782	45,923
Depreciation, depletion and amortization	3,051	3,282
Selling and administrative	8,892	8,761
	59,725	57,966

Operating income	1,850	2,070

Interest	(492)	(575)
Other income, net	347	202

Income before income taxes	1,705	1,697

Provision for income taxes	597	611

Net income	1,108	1,086

Retained earnings, beginning of period	54,576	48,138

Retained earnings, end of period	$55,684	$49,224

Basic earnings per share	$.62	$.60

Average shares outstanding	1,802	1,817

Diluted earnings per share	$.60	$.59

Average shares outstanding	1,837	1,849

See accompanying notes

CONSOLIDATED MATERIALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 29, 2002 AND JUNE 30, 2001

(Unaudited)

(000’s omitted)

	JUNE 29, 2002	JUNE 30, 2001

Net cash (used in) provided by operating activities	$(3,017)	$1,621

Investing activities:
Acquisitions of subsidiaries, net of cash acquired	(2,125)	(11,262)
Capital expenditures	(5,374)	(4,990)
Proceeds from sale of property and equipment	164	47
Net cash used in investing activities	(7,335)	(16,205)

Financing activities:
Borrowings under revolving credit facility	5,000	—
Long-term borrowings	—	12,000
Repayment of long term debt	(1,750)	(1,760)
Payment to acquire treasury stock	(221)	(422)
Net cash provided by financing activities	3,029	9,818

Net decrease in cash and cash equivalents	(7,323)	(4,766)
Cash and cash equivalents:
Beginning of period	7,579	6,216

End of period	$256	$1,450

Supplemental disclosures of cash flow items:
Cash paid (refunded) during the six months for:
Interest	$646	$508
Income taxes	(78)	788

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

NOTES TO THE QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED JUNE 29, 2002

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

3.               As discussed in Note 5 of the Form 10-Q filed for the quarter ended March 30, 2002, the Company amended its term loan agreement modifying the covenant requirements of the Fixed Charge Coverage Ratio.  The amendment was dated May 13, 2002.

4.               Operating results for the first six months of 2002 are not necessarily indicative of performance for the entire year.  Historically, sales of construction materials are higher in the second and third quarters.  Overall, sales of heating and air conditioning products have not shown strong seasonal fluctuations in recent years although product mix has historically yielded higher gross profit margins in the fourth quarter.  (See Note 11 of Notes to Consolidated Financial Statements in the Company’s 2001 Annual Report.)

5.               The following is a reconciliation of the calculation of basic and diluted earnings per share (EPS) for the three and six months ended June 29, 2002 and June 30, 2001.  Amounts in thousands except per share data.

	Three months ended			Six months ended
	Income	Shares	Per-share earnings	Income	Shares	Per-share earnings
June 29, 2002
Basic EPS	$1,715	1,799	$.95	$1,108	1,802	$.62
Effect of dilutive options	—	36		—	35
Diluted EPS	$1,715	1,835	$.94	$1,108	1,837	$.60

June 30, 2001
Basic EPS	$1,167	1,810	$.64	$1,086	1,817	$.60
Effect of dilutive options	—	34		—	32
Diluted EPS	$1,167	1,844	$.63	$1,086	1,849	$.59

6.               The following table presents information about the Company’s reported segments for the six month and three month periods ended June 29, 2002 and June 30, 2001 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands).

	Heating and Air Conditioning	Construction Materials	All Other	Unallocated Corporate	Total
2002
Six Months
Revenues from external customers	$27,145	$36,807	$73	$1	$64,026
Operating income	2,195	1,295	(89)	(1,551)	1,850
Assets	34,937	53,016	51	1,851	89,855
Three Months
Revenues from external customers	14,558	22,827	37	1	37,423
Operating income	1,077	2,407	(48)	(750)	2,686

2001
Six Months
Revenues from external customers	$25,128	$37,645	$72	$1	$62,846
Operating income	956	2,731	(10)	(1,607)	2,070
Assets	29,195	49,136	53	3,292	81,676
Three Months
Revenues from external customers	12,908	21,543	36	0	34,487
Operating income	98	2,801	(4)	(822)	2,073

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last annual report.

7.               On April 1, 2002, the Company acquired all of the stock of McKinney Door and Hardware, Inc. (MDHI), a refabricator and distributor of metal doors, wood doors and related hardware.  MDHI operates from one facility in Pueblo, Colorado and will continue to do business under its current name.  The $2,125,000 purchase price, net of cash received and $1,129,000 of liabilities and debt, was funded by available cash balances and credit sources.  The unallocated excess purchase price over fair value of net assets acquired of $900,000 has been classified as goodwill.  The acquisition has been accounted for under the purchase method and accordingly, the operating results of MDHI have been included in the consolidated results since the date of acquisition.

8.               On January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets.”  As a result, the Company ceased recording the amortization of goodwill as a charge to earnings during the first quarter of 2002.  The Company estimates that the net income and diluted income per share would have been approximately $1,136,000 and 61 cents and $1,192,000 and 65 cents, respectively, for the six month and three month periods ended June 30, 2001 had the provisions of the new standard been applied as of January 1, 2001.  In addition, the Company is required to conduct an annual review of goodwill and intangible assets for potential impairment.  The Company did not have to record a charge to earnings for an impairment of goodwill or other intangible assets as a result of adopting the new standard.  As of June 29, 2002, all goodwill related to the construction materials segment and there was no material change in the carrying amount of goodwill during the six month or three month periods ended June 29, 2002.

Intangible assets as of June 29, 2002 are all amortizable and consist primarily of non-compete agreements and were carried at $1,666,000 net of $804,000 accumulated amortization.  The pre-tax amortization expense for intangible assets during the six month and three month periods ended June 29, 2002 was $146,000 and $68,000, respectively.  Based upon the intangible assets recorded on the balance sheet at June 29, 2002, amortization expense for the next five years is estimated to be as follows: 2002 - $307,000, 2003 - $319,000, 2004 - $233,000, 2005 - $225,000, and 2006 - $216,000.

Effective January 1, 2002, the Company also adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This Statement clarifies and revises existing guidance on accounting for the impairment or disposal of long-lived assets such as property, plant and equipment, amortized intangibles and other long-lived assets not specifically addressed in other accounting literature.  The adoption of this new standard had no impact on the Company’s financial position, results of operations or cash flows for the six month or three month periods ended June 29, 2002.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operation

Financial Condition, Liquidity and Capital Resources (See pages 2, 4 and 5)

Operations used $3,017,000 of cash flow during the first six months of 2002 compared to providing $1,621,000 of cash flow in the first half of 2001.  The increased use of cash was largely due to an increase in accounts receivable.  A substantial rise in sales of evaporative coolers, combined with the extended payment terms offered on sales of this product line, was the primary cause of the increased receivables during the second quarter of 2002 compared to the prior year’s quarter.

Capital expenditures in the first six months of 2002 were $5,374,000 compared to $4,990,000 in the first half of 2001.  The majority of the capital spending was in the construction materials segment and included a new gravel plant in Pueblo that was completed in June, continued work on a new, state-of-the-art sand processing plant in Colorado Springs which is expected to be completed during the third quarter of 2002, a new central mix batch plant in Colorado Springs and various equipment additions.  Expenditures in the heating and air conditioning segment included the completion of the new office building in Colton, California during the first quarter of the year.

The Company expects that the existing cash balances and estimated operating cash flow from its subsidiaries, supplemented by the revolving line of credit (of which $5,000,000 was outstanding at June 29, 2002) will be sufficient to cover anticipated cash requirements, including debt service and planned capital expenditures.  Historically, the Company’s borrowings against the revolving credit facility peak during the second quarter and decline over the remainder of the year.

Operations – Comparison of Quarter Ended June 29, 2002 to Quarter Ended June 30, 2001 (See page 3)

Consolidated sales increased $2,936,000 (8.5%).  Sales increased $1,284,000 (6%) in the construction materials segment as the result of the acquisition of MDHI on April 1, 2002.  Concrete sales rebounded from the weather restrained first quarter, however, the continued decline in non-residential construction in the Denver and Colorado Springs markets held sales below the prior year’s level.  Sales in the heating and air conditioning segment increased $1,650,000 (12.8%) as evaporative cooler sales improved due to hot dry weather in the markets served and the addition of a large new retail customer.  Furnace sales improved in what is traditionally its weakest quarter, however, fan coil sales declined reflecting the nationwide slump in commercial construction, notably hotel construction.

Consolidated cost of sales (exclusive of depreciation and depletion) as a percentage of sales increased from 71.9% to 72.5%.  The cost of sales percentage in the construction materials segment increased reflecting the overall reduced volume as well as higher costs in the Pueblo gravel operations as the now depleted west side gravel operation was closed and some start-up costs at the new operation on the east side were incurred.  The cost percentage in the heating and air conditioning segment declined reflecting improvements in each of the product lines.

Depreciation, depletion and amortization declined from $1,631,000 to $1,545,000 reflecting, in part, the discontinuance of amortization of goodwill as discussed in Note 8.

Net interest expense declined due to lower interest rates.

Other income includes gains on the sale of property and equipment of $118,000 for the quarter ended June 29, 2002 as compared to no gains in the prior year’s quarter.

Historically, the Company has experienced operating losses during the first quarter except when the weather is mild along the Front Range in Colorado.  Operating results typically improve in the second and third quarters reflecting more favorable weather conditions in Colorado and the seasonal sales of evaporative coolers.  Fourth quarter results can vary based on weather conditions in Colorado as well as in the principal markets for the Company’s heating equipment.  Sales of fan coils are generally not subject to seasonal variation.

Operations - Comparison of Six Months Ended June 29, 2002 to Six Months Ended June 30, 2001 (See page 4)

Consolidated sales increased $1,180,000 (1.9%).  Sales in the construction materials segment declined $838,000 (2.2%) despite the acquisition of MDHI, discussed above.  Inclement weather along the Front Range in Colorado prevented progress on most construction projects during the first three months of 2002.  Also, as noted above, Colorado is experiencing a slowdown in non-residential construction.

Sales in the heating and air conditioning segment increased $2,017,000 (8%).  Evaporative cooler sales increased for same reasons noted above.  Sales of wall furnaces were higher due to cold weather in the first quarter in the key market areas.  Fan coil sales declined as the result of a slow down in commercial construction.

Cost of sales (exclusive of depreciation and depletion) as a percentage of sales increased from 73.1% to 74.6%.  The cost of sales percentage in the construction materials segment increased for the reasons noted above.  In addition, during the first quarter of 2002, inclement weather and equipment failures added to the costs in this segment.  Cost of sales in the heating and air conditioning segment declined as noted above.

Depreciation, depletion and amortization declined for the reason noted above.

Net interest expense declined due to lower interest rates and a decreased level of debt during the first three months of the year.  Capital expenditures and the acquisition of MDHI in April drove the average debt to a level slightly higher than the prior year in April through June.

Other income includes gains on the sale of property and equipment of $118,000 for the six months ended June 29, 2002 as compared to no gains in the prior year’s first half.

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

FORWARD-LOOKING STATEMENTS

The foregoing discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended.  Such forward-looking statements are based on the beliefs of the Company’s management as well as on assumptions made by and information available to the Company at the time such statements were made.  When used in this Report, words such as “estimates,” “anticipates,” “contemplates,” “expects” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements.  These risks and uncertainties include, but are not limited to: the economy,  weather, interest rates, availability of raw materials and their related costs and competitive forces.  Forward-looking statements speak only as of the date they were made and the Company undertakes no obligation to publicly update them.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no changes in the market risks that the Company is exposed to since those discussed in the Company’s latest annual report on Form 10-K.  At June 29, 2002, the amount subject to the interest rate swap agreement was $15,000,000.

PART II - Other Information

Item 4.             Submission of Matters to a Vote of Security Holders

(a)           The annual meeting of the stockholders of the Company was held on May 22, 2002.

(b)           At that meeting, three individuals, all of whom are current directors, were nominated and elected to serve until the 2005 Annual Meeting by the following votes:

Director	Shares For	Shares Against	Shares Withheld
Ralph W. Gidwitz	1,621,529	—	8,600
Theodore R. Tetzlaff	1,621,489	—	8,640
Peter E. Thieriot	1,621,489	—	8,640

There were no broker non-votes.

The following directors’ terms of office continued after the meeting until the Annual Meetings of the years as noted:

Directors	Expiration of Term
Thomas H. Carmody	2003
Ronald J. Gidwitz	2003
Darrell M. Trent	2003
James G. Gidwitz	2004
Betsy R. Gidwitz	2004
Joseph J. Sum	2004

(c)           In addition to the above election, the appointment of the independent auditing firm of PricewaterhouseCoopers LLP was ratified by the following vote:

For	Against	Abstain
1,624,709	4,420	1,000

There were no broker non-votes.

(d)           No other matters were submitted for vote.

Item 5.            Other Information

Peter E. Thieriot filed one late report with the Securities and Exchange Commission in 2002 under Section 16(a) relating to shares of the Company he owned at the time he became a Director of the Company.

Item 6.            Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.	Description

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Registrant filed no reports on Form 8-K during the quarter ended June 29, 2002.

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION

Date:	August 6, 2002	By:	/S/ Joseph J. Sum
Joseph J. Sum, Vice President and Chief Financial Officer