Form 10-Q
period 2002-09-28
CONTINENTAL MATERIALS CORP
filed 2002-11-12
CIK 24104

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 28, 2002

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

Yes  ☒   No   ☐

Number of common shares outstanding at November 4, 2002                                                        1,785,654

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

CONTINENTAL MATERIALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 28, 2002 and DECEMBER 29, 2001
(Unaudited)
(000’s omitted except share data)

	SEPTEMBER 28, 2002	DECEMBER 29, 2001
ASSETS
Current assets:
Cash and cash equivalents	$277	$7,579
Receivables, net	18,826	18,291
Inventories:
Finished goods	8,423	7,710
Work in process	1,774	1,587
Raw materials and supplies	7,051	6,351
Prepaid expenses	3,459	3,067
Total current assets	39,810	44,585

Property, plant and equipment, net	34,598	32,247

Goodwill	7,374	6,474
Other assets	2,844	2,757

	$84,626	$86,063

LIABILITIES
Current liabilities:
Current portion of long-term debt	$3,476	$3,620
Accounts payable and accrued expenses	14,203	16,111
Income taxes	1,154	308
Total current liabilities	18,833	20,039

Long-term debt	11,765	13,520
Deferred income taxes	2,609	2,511
Other long-term liabilities	2,499	2,271

SHAREHOLDERS’ EQUITY
Common shares, $0.25 par value; authorized 3,000,000; issued 2,574,264	643	643
Capital in excess of par value	1,982	1,982
Retained earnings	56,720	54,576
Accumulated other comprehensive losses (primarily interest rate swap adjustments)	(398)	—
Treasury shares, 788,610 and 768,167, at cost	(10,027)	(9,479)
	48,920	47,722

	$84,626	$86,063

See accompanying notes

CONTINENTAL MATERIALS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
FOR THE THREE MONTHS ENDED SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001
(Unaudited)
(000’s omitted except per share amounts)

	SEPTEMBER 28, 2002	SEPTEMBER 29, 2001

Sales	$32,503	$32,964

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	24,933	24,353
Depreciation, depletion and amortization	1,536	1,589
Selling and administrative	4,303	4,166
	30,772	30,108

Operating income	1,731	2,856

Interest	(223)	(257)
Other income, net	85	426

Income before income taxes	1,593	3,025

Provision for income taxes	557	1,089

Net income	1,036	1,936

Retained earnings, beginning of period	55,684	49,224

Retained earnings, end of period	$56,720	$51,160

Basic earnings per share	$.58	$1.07

Average shares outstanding	1,787	1,807

Diluted earnings per share	$.57	$1.05

Average shares outstanding	1,823	1,842

See accompanying notes

CONTINENTAL MATERIALS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001
(Unaudited)
(000’s omitted except per share amounts)

	SEPTEMBER 28, 2002	SEPTEMBER 29, 2001

Sales	$96,529	$95,810

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	75,166	73,086
Depreciation, depletion and amortization	4,587	4,871
Selling and administrative	13,195	12,927
	92,948	90,884

Operating income	3,581	4,926

Interest	(715)	(832)
Other income, net	432	628

Income before income taxes	3,298	4,722

Provision for income taxes	1,154	1,700

Net income	2,144	3,022

Retained earnings, beginning of period	54,576	48,138

Retained earnings, end of period	$56,720	$51,160

Basic earnings per share	$1.19	$1.67

Average shares outstanding	1,797	1,814

Diluted earnings per share	$1.17	$1.64

Average shares outstanding	1,832	1,847

See accompanying notes

CONSOLIDATED MATERIALS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001
(Unaudited)
(000’s omitted)

	SEPTEMBER 28, 2002	SEPTEMBER 29, 2001

Net cash provided by operating activities	$3,846	$7,284

Investing activities:
Acquisitions of subsidiaries, net of cash received	(2,125)	(11,262)
Capital expenditures	(6,740)	(7,549)
Proceeds from sale of property and equipment	164	55
Net cash used in investing activities	(8,701)	(18,756)

Financing activities:
Long-term borrowings	—	12,000
Repayment of long term debt	(1,899)	(1,893)
Proceeds from exercise of stock options	—	75
Payment to acquire treasury stock	(548)	(636)
Net cash (used in) provided by financing activities	(2,447)	9,546

Net decrease in cash and cash equivalents	(7,302)	(1,926)
Cash and cash equivalents:
Beginning of period	7,579	6,216

End of period	$277	$4,290

Supplemental disclosures of cash flow items:
Cash paid during the nine months for:
Interest	$906	$791
Income taxes	812	1,893

See accompanying notes

CONTINENTAL MATERIALS CORPORATION
SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
NOTES TO THE QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED SEPTEMBER 28, 2002
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

4.               Operating results for the first nine months of 2002 are not necessarily indicative of performance for the entire year.  Historically, sales of construction materials are higher in the second and third quarters.  Overall, sales of heating and air conditioning products have not shown strong seasonal fluctuations in recent years although product mix has historically yielded higher gross profit margins in the fourth quarter.  (See Note 11 of Notes to Consolidated Financial Statements in the Company’s 2001 Annual Report on Form 10-K.)

5.               The following is a reconciliation of the calculation of basic and diluted earnings per share (EPS) for the three and nine months ended September 28, 2002 and September 29, 2001.  Amounts in thousands except per share data.

	Three months ended			Nine months ended
	Income	Shares	Per- share earnings	Income	Shares	Per- share earnings
September 28, 2002
Basic EPS	$1,036	1,787	$.58	$2,144	1,797	$1.19
Effect of dilutive options	—	36		—	35
Diluted EPS	$1,036	1,823	$.57	$2,144	1,832	$1.17

September 29, 2001
Basic EPS	$1,936	1,807	$1.07	$3,022	1,814	$1.67
Effect of dilutive options	—	35		—	33
Diluted EPS	$1,936	1,842	$1.05	$3,022	1,847	$1.64

5.               The following table presents information about reported segments for the nine-month and three-month periods ended September 28, 2002 and September 29, 2001 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands).

	Heating and Air Conditioning	Construction Materials	All Other	Unallocated Corporate	Total
2002
Nine Months
Revenues from external customers	$38,266	$58,152	$109	$2	$96,529
Operating income	2,919	3,138	(98)	(2,378)	3,581
Assets	30,289	52,989	74	1,274	84,626
Three Months
Revenues from external customers	11,121	21,345	36	1	32,503
Operating income	724	1,843	(9)	(827)	1,731

2001
Nine Months
Revenues from external customers	$35,679	$60,021	$109	$1	$95,810
Operating income	1,745	5,577	(15)	(2,381)	4,926
Assets	27,549	49,079	74	6,146	82,848
Three Months
Revenues from external customers	10,551	22,376	37	0	32,964
Operating income	789	2,846	(5)	(774)	2,856

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last annual report.

6.               On April 1, 2002, the Company acquired all of the stock of McKinney Door and Hardware, Inc. (MDHI), a refabricator and distributor of metal doors, wood doors and related hardware.  MDHI operates from one facility in Pueblo, Colorado and continues to do business under its current name.  The $2,125,000 purchase price, net of cash received and $1,129,000 of liabilities and debt, was funded by available cash balances and credit sources.  The unallocated excess purchase price over fair value of net assets acquired of $900,000 has been classified as goodwill.  The acquisition has been accounted for under the purchase method and accordingly, the operating results of MDHI have been included in the consolidated results since the date of acquisition.

7.               On January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets.”  As a result, the Company ceased recording the amortization of goodwill as a charge to earnings during the first quarter of 2002.  The Company estimates that the net income and diluted income per share would have been approximately $3,097,000 and $1.68 and $1,961,000 and $1.06, respectively, for the nine month and three month periods ended September 29, 2001 had the provisions of the new standard been applied as of January 1, 2001.  In addition, the Company is required to conduct an annual review of goodwill and intangible assets for potential impairment.  The Company did not have to record a charge to earnings for an impairment of goodwill or other intangible assets as a result of adopting the new standard.  As of September 28, 2002, all goodwill related to the construction materials segment and there was no material change in the carrying amount of goodwill during the nine-month or three-month periods ended September 28, 2002.

Intangible assets, other than goodwill, as of September 28, 2002 are all amortizable and consist primarily of non-compete agreements and were carried at $1,585,000 net of $885,000 accumulated amortization.  The pre-tax amortization expense for intangible assets during the nine-month and three-month periods ended September 28, 2002 was $227,000 and $81,000, respectively.   Based upon the intangible assets recorded on the balance sheet at September 28, 2002, amortization expense for the remainder of 2002 and the next five years is estimated to be as follows: remainder of 2002 – $80,000, 2003 – $319,000, 2004 – $233,000, 2005 – $225,000, 2006 – $216,000 and 2007 – $137,000.

Effective January 1, 2002, the Company also adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This Statement clarifies and revises existing guidance on accounting for the impairment or disposal of long-lived assets such as property, plant and equipment, amortized intangibles and other long-lived assets not specifically addressed in other accounting literature.  The adoption of this new standard had no impact on the Company’s financial position, results of operations or cash flows for the nine-month or three-month periods ended September 28, 2002.

8.               Effective December 31, 2000, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related amendment, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.”  As of December 30, 2001, the adoption of these new standards did not have a material effect on net earnings or accumulated other comprehensive losses.

During the three months and nine months ended September 28, 2002, a pre-tax loss of $383,000 and $613,000, respectively,  would be reported under comprehensive income as a result of the cash flow hedge as follows (amounts in thousands):

	Three Months Ended September 28, 2002	Nine Months Ended September 28, 2002
Net Income, as reported	$1,036	$2,144
Swap agreement loss, net of tax effect of $134 and $215, respectively, for the three months and nine months ended September 28, 2002	249	398
Comprehensive net income	$787	$1,746

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of     Operations

Financial Condition (See pages 2, 4 and 5)

Operations provided $3,846,000 in cash flow in the first nine months of 2002 compared to $7,284,000 in the first nine months of 2001.  The decrease is generally due to the significant reduction of accounts payable and accruals, primarily related to compensation and taxes, during the first nine months of 2002 as compared to the prior year period when accounts payable and accruals increased slightly.  An increase in inventory and the decline in net earnings also contributed to the decrease in cash flow from operations.

The Company acquired MDHI for $2,125,000 at the beginning of the second quarter of 2002.  Short term borrowings used for a portion of the purchase were repaid during the third quarter from operating cash flow.

Capital expenditures in the first nine months of 2002 were $6,740,000 compared to $7,549,000 in the first nine months of 2001.  Most of the capital spending was in the construction materials segment and included a new, state-of-the-art sand processing plant in Colorado Springs completed during the third quarter, a new aggregates processing plant in Pueblo that was completed in June, a new central mix batch plant in Colorado Springs and various equipment additions.  Expenditures in the heating and air conditioning segment included the completion of the new office building in Colton, California during the first quarter of the year.

The Company estimates that its short-term line of credit (of which none was outstanding at September 28, 2002) combined with internally generated cash flow, will be adequate to meet its cash requirements for the next twelve months.

Operations – Comparison of Quarter Ended September 28, 2002 to Quarter Ended September 29, 2001 (See page 3)

Consolidated sales declined $461,000 (1%) despite the inclusion of MDHI sales in the current year quarter.  Sales fell $1,031,000 (5%) in the construction materials segment reflecting the weakening construction market in Colorado.  Sales in the heating and air conditioning segment improved by $570,000 (5%) primarily due to strong sales of furnaces although evaporative cooler sales also assisted with season ending sales stronger than the prior year’s period.  Fan coil sales deteriorated as the nationwide slump in commercial construction, notably hotel construction, continued.

Consolidated cost of sales (exclusive of depreciation and depletion), as a percentage of sales, increased 2.8% to 76.7%.  The increase was incurred by the construction materials segment and was the result of the overall reduced volume of sales as well as higher costs in the Pueblo gravel operations as a now depleted gravel operation was closed and start-up costs at the new operation exceeded expectations.  In addition, initial yields of primary products at the new Pueblo gravel operation are less than that experienced at the Company’s other gravel operations.  The cost of sales percentage for the heating and air conditioning segment declined slightly in the furnace line reflecting the increased volume while slight increases were experienced in both the fan coil and evaporative cooler lines.

Selling and administrative expenses increased slightly due to the inclusion of MDHI.

Net interest expense decreased as reduced average borrowings offset the slight increase in interest rates resulting from the Company’s interest rate swap (see Note 11 of Notes to Consolidated Financial Statements in the Company’s 2001 Annual Report on Form 10-K).

Other income also decreased as the third quarter of 2001 included $232,000 realized on sales of small parcels of land owned by Castle Concrete Company.

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

Operations - Comparison of Nine Months Ended September 28, 2002 to Nine Months Ended September 29, 2001 (See page 4)

Consolidated sales increased $719,000 (1%).  Sales in the heating and air conditioning segment increased $2,587,000 (7%).  Evaporative cooler sales improved due to hot, dry weather in the markets served and the addition of a large new retail customer.  Sales of wall furnaces also registered increases in each quarter of 2002.  Offsetting these gains were fan coil sales which lagged behind the prior year levels as noted above.  Sales in the construction materials segment declined $1,869,000 (3%) for the reason noted above.  In addition, inclement weather along the Front Range in Colorado prevented progress on most construction projects during the first three months of 2002.  Excluding sales of MDHI, acquired on April 1, 2002, sales of all of the other construction materials businesses declined by over $5,000,000 or approximately 9% compared to 2001.

Cost of sales (exclusive of depreciation and depletion) as a percentage of sales increased from 76.3% to 77.9%.  The increase in the construction materials segment was the result of the reasons noted above in the quarterly comparison as well as added costs associated with equipment failures and the inclement weather experienced during the first quarter of 2002.  The cost of sales percentage in the heating and air conditioning segment declined slightly as noted above.

Selling and administrative expenses increased primarily for the reason noted above.

OUTLOOK

The weakening construction market in Colorado is expected to continue for at least the near future.

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.”  Effective January 1, 2002, the Company was no longer required to amortize goodwill as a charge to earnings.  In addition, we are required to annually review goodwill for potential impairment.  The Company does have certain finite-lived identifiable intangible assets that will continue to be amortized over their estimated useful economic lives.  These finite-lived identifiable intangible assets will be assessed for impairment under the new SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  As a result of adopting SFAS No. 142, we currently anticipate that amortization expense will be reduced by approximately $156,000 (pre-tax) on an annual basis compared to 2001.

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

Item 3.        Quantitative And Qualitative Disclosures About Market Risk

There have been no changes in the market risks that the Company is exposed to since those discussed in the Company’s 2001 Annual Report on Form 10-K.  At September 28, 2002, the amount subject to the interest rate swap agreement was $13,500,000.  Also see Note 8 above.

Item 4.        Disclosure Controls and Procedures

(a)   Evaluation of disclosure controls and procedures.

The Company’s chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing of this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its subsidiaries) required to be disclosed in the Company’s periodic Securities and Exchange Commission filings.

(b)   Changes in internal controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

PART II – Other Information

Item 6.      Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Registrant filed no reports on Form 8-K during the quarter ended September 28, 2002.

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION

Date:	November 12, 2002	By:	/s/ Joseph J. Sum
Joseph J. Sum, Vice President and Chief Financial Officer

CERTIFICATION

I, James G. Gidwitz, certify that:

1.              I have reviewed this quarterly report on Form 10-Q of Continental Materials Corporation;

2.              Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.              Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.              The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)          presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.              The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.              The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

By:	/s/ James G. Gidwitz
James G. Gidwitz
Chairman of the Board and Chief Executive Officer

CERTIFICATION

I, Joseph J. Sum, certify that:

1.              I have reviewed this quarterly report on Form 10-Q of Continental Materials Corporation;

2.              Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.              Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.              The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)          presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.              The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.              The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

By:	/s/ Joseph J. Sum
Joseph J. Sum
Vice President and Chief Financial Officer