Form 10-K
period 2002-12-28
CONTINENTAL MATERIALS CORP
filed 2003-03-28
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-3834

Continental Materials Corporation

(Exact name of registrant as specified in its charter)

Delaware	36-2274391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 West Wacker Drive, Suite 1800 Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 312-541-7200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock - $.25 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

The aggregate market value (based on June 28, 2002 closing price) of voting stock held by non-affiliates of registrant: Approximately $25,295,000.

Number of common shares outstanding at March 24, 2003: 1,771,812.

Portions of registrant’s definitive proxy statement for the 2003 Annual Meeting of Stockholders to be held on May 28, 2003 are incorporated by reference herein into Part III of this Form 10-K.  (The definitive proxy statement is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.)

PART I

Item 1.	BUSINESS

There have been no significant changes in the Company’s line of business during the past five years other than the acquisition of all of the stock of McKinney Door and Hardware, Inc. (MDHI), a refabricator and distributor of metal doors, wood doors and related hardware in Pueblo, Colorado on April 1, 2002, and all of the stock of Rocky Mountain Ready Mix Concrete, Inc. (RMRM), a ready-mix concrete producer in the metropolitan Denver, Colorado area, on December 31, 2000. Accordingly, results for 2002 include the activity of RMRM for the entire year and the activity of MDHI since April 1, 2002. Results for 2001 include the activity of RMRM for the entire year.

The Company operates primarily in two industry segments, the heating and air conditioning segment and the construction materials segment.  The heating and air conditioning segment produces and sells gas-fired wall furnaces and console heaters, evaporative coolers and fan coils, which are manufactured by the Company’s wholly-owned subsidiaries, Phoenix Manufacturing, Inc. of Phoenix, Arizona and Williams Furnace Co. of Colton, California.  The principal products of the construction materials segment are ready mix concrete, construction aggregates, building supplies and doors which are offered by the Company’s wholly-owned subsidiaries, Castle Concrete Company and Transit Mix Concrete Co., both of Colorado Springs, Colorado and Transit Mix of Pueblo, Inc. and MDHI, both of Pueblo, Colorado. Currently, the Company’s wholly-owned subsidiary, Rocky Mountain Ready Mix Concrete, Inc. of Denver, Colorado, only offers ready mix concrete.

In addition to the above operating segments, an “Other” classification is used to report a small real estate operation and the holding costs for certain mining interests that remain from the period the Company maintained significant interests in mining operations.  The expenses of the corporate office, which provides treasury, insurance and tax services as well as strategic business planning and general management services, are not allocated to the segments.  Expenses related to the Management Information Systems group are allocated to all locations, including the corporate office.

Financial information relating to industry segments appears in Note 11 on pages 26 and 27 of this Form 10-K.  References to a “Note” are to the “Notes to Consolidated Financial Statements” included on pages 19 through 27 of this Annual Report on Form 10-K.

MARKETING, SALES AND SUPPORT

MARKETING

The heating and air conditioning segment markets its products throughout the United States through plumbing, heating and air conditioning wholesale distributors as well as directly to some major retail home-centers and other retail outlets.  Fan coils are also sold to HVAC (Heating, Ventilation and Air Conditioning) installing contractors and equipment manufacturers for commercial applications.  The Company contracts independent manufacturers’ representatives for all of its products while also employing and utilizing a staff of sales and sales support personnel.  Sales in this segment are predominantly in the United States and are concentrated in the Western and Southwestern states.  Sales of furnaces and console heaters usually increase in the months of August through January.  Sales of evaporative coolers usually increase in the months of March through July.  Sales of the fan coil product line are more evenly distributed throughout the year although the highest volume typically occurs during the late spring and summer.  In order to enhance sales of wall furnaces and evaporative coolers during the off season, extended payment terms typically are offered to customers.

The construction materials segment markets its products primarily through its own direct sales personnel and, except for MDHI, confines its sales to the Front Range area in Colorado.  Sales are primarily made to general and sub-contractors, government entities and individuals.  Sales are affected by the general economic conditions and weather conditions in the areas serviced (as it relates to construction).  Revenues usually decline in the winter months as the pace of construction slows.  MDHI sells throughout the United States although sales are primarily within Colorado and adjacent states.

During 2002, no customer in either segment accounted for 10% or more of the total sales of the Company.

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

BACKLOG

The order backlog at December 28, 2002 and December 29, 2001 for the heating and air conditioning segment were as follows:

	December 28, 2002	December 29, 2001
Furnaces	$75,000	$220,000
Evaporative coolers	1,046,000	1,000,000
Fan coil	376,000	1,661,000
Total	$1,497,000	$2,881,000

The above backlogs are expected to be substantially filled during the first quarter of 2003.

At December 28, 2002, the construction materials segment had a backlog of approximately $5,327,000 ($2,463,000 at December 29, 2001) primarily relating to construction contracts awarded and expected to be filled during the first half of 2003.

Management does not believe that any of the above backlogs represent a trend but rather are indicative only of the timing of orders received or contracts awarded.  However, as noted below in the discussion of operations in Item 7, the construction materials segment has experienced a decline in sales volume reflecting decreased construction along the Front Range of Colorado and the fan coil product line has experienced a decline in sales volume reflecting the nationwide slump in commercial construction.

Research and Development/Patents

In general, the Company relies upon, and intends to continue to rely upon, unpatented proprietary technology and information.  However, research and development activities in the heating and air conditioning segment have resulted in a patent being issued to Phoenix Manufacturing, Inc. related to the Power Cleaning System (expiring January 2014) for the evaporative coolers and a patent issued to Williams Furnace Co. entitled “Wall Furnace With Side Vented Draft Hood” (expiring November 2011) which has increased the heat transference efficiency in our furnaces above that previously offered by the Company and its competitors.  The amounts expended on research and development are not material and are expensed as incurred.  The Company believes its interests in its patents, as well as its proprietary knowledge, are sufficient for its businesses as currently conducted.

Manufacturing

The Company conducts its manufacturing operations through a number of facilities as more completely described in Item 2, Properties, below.

Due to the seasonality of the businesses, furnaces and evaporative coolers build inventory during their off seasons in order to have adequate supplies to sell during the season.  Although sales are made throughout the year, sales volume is generally higher from August through January for furnaces while sales volume of evaporative coolers is generally higher from March through July.

In general, raw materials required by the Company can be obtained from various sources in the quantities desired.  The Company’s construction materials subsidiaries in Colorado Springs and Pueblo have historically purchased most of their cement requirements from a single supplier in order to obtain volume rates.  These companies have, on past occasion, experienced some difficulty in obtaining the required volume of cement from this single supplier; however, they were able to acquire sufficient quantities from non-traditional sources, which are expected to remain available in the future, to satisfy their needs.  The Company has no long-term supply contracts and does not consider itself dependent on any individual supplier.

In connection with permits to mine properties in Colorado, the Company is obligated to reclaim the mined areas.  Although the conditions vary by permit, in general, the reclamation requirements call for the stabilization of the mined area.  In recent years, reclamation costs have had a more significant effect on the results of operations compared to prior years as the Company has engaged in enhanced reclamation projects that exceed the stated requirements.  The augmented reclamation efforts are being performed, in part, for goodwill purposes.

Competitive Conditions

Heating and Air Conditioning – The Company is one of three principal companies producing wall furnaces (excluding units sold to the recreational vehicle industry) and gas fired console heaters.  The wall furnace and console heater markets are only a small component of the heating industry.  The Company serves these market areas from a plant in Colton, California.  The sales force consists of in-house sales personnel and independent manufacturers’ representatives.  The entire heating industry is dominated by manufacturers (most of which are substantially larger than the Company) selling diversified lines of heating and air conditioning units directed primarily toward central heating and cooling systems.  All of the producers, including the Company, compete primarily on a basis of price, service and timeliness of delivery.

Fan coils are also produced at the Colton plant.   The Company generally obtains contracts for larger jobs based upon a competitive bidding process.  The contracts are typically awarded based upon the competitive factors noted below.  International Environmental Corp., a subsidiary of LSB Industries, Inc., a manufacturer of a diversified line of commercial and industrial products, is the largest manufacturer and competitor in this market.  There are also a number of other companies that produce fan coils.  All of the producers compete primarily on the basis of price, ability to meet customers’ specific requirements and timeliness of delivery.

The Company manufactures evaporative air coolers at a plant located in Phoenix, Arizona.  The cooler market is dominated by Adobe Air.  The other principal competitor is Champion/Essick.  All producers of evaporative air coolers typically compete aggressively on the basis of price and service.

Construction Materials – The Company is one of five companies producing ready mix concrete in the Colorado Springs area, one of three companies producing ready mix concrete in the Pueblo area and one of fourteen companies producing ready mix concrete in the Denver area.  Although we are the largest producer in the Colorado Springs and Pueblo markets served, the other competitors in these areas compete aggressively on the basis of price, service and product features.  In Denver, two of the producers are significantly larger than RMRM.  This market also experiences aggressive competition based on price, service and product features.

The Company is one of five producers of aggregates in the marketing area served.  All producers compete aggressively on the basis of price, quality of material and service.

The Company’s sales of metal doors and door frames, rebar reinforcement and other building materials in the Colorado Springs and Pueblo metropolitan areas are subject to intense competition from two larger companies from Denver, two large companies in Colorado Springs and a number of small local competitors.  However, the Company believes it has a slight competitive advantage in that many of our customers also purchase concrete, sand and aggregates from us whereas our competitors for these particular product lines do not offer concrete, sand or aggregates.  In addition, the Company believes its Pueblo location has a slight competitive advantage with respect to the two Denver companies based upon delivery costs.

EMPLOYEES

The Company employed 769 people as of December 28, 2002.  Employment varies throughout the year due to the seasonal nature of the businesses.  A breakdown of the prior three years employment at year-end by segment was:

	2002	2001	2000
Heating and Air Conditioning	356	386	397
Construction Materials	399	387	347
Corporate Office	14	14	14

Total	769	787	758

The factory employees at the Colton, California plant are represented by the Carpenters Local 721 Union under a contract that expires in April 2005.  The Company considers relations with its employees and with its union to be good.

Item 2.	PROPERTIES

The heating and air conditioning segment operates out of one owned (Colton, California) and one leased (Phoenix, Arizona) facility.  Both manufacturing facilities utilized by this segment are, in the opinion of management, in good condition and sufficient for the Company’s current needs.  Productive capacity exists at the locations such that the Company could exceed the highest volumes achieved in prior years or expected in the foreseeable future and maintain timely delivery.

The Company serves the Colorado ready-mix concrete market from ten owned batch plants. In addition, the Company currently operates aggregate processing facilities on three owned and three leased mining properties.  These facilities are, in the opinion of management, in good condition and sufficient for the Company’s current needs.  The Company also owns or leases other aggregate deposits not currently in production. In the opinion of management, the owned and leased properties contain permitted and minable reserves sufficient to service sand, rock and gravel requirements for the foreseeable future.

Product volumes at all of the facilities of the Company are subject to seasonal fluctuations, but in the opinion of management, the facilities are generally well utilized.

The corporate office operates out of a leased facility in Chicago, Illinois.

Item 3.	LEGAL PROCEEDINGS

See Management Discussion and Analysis of Financial Condition and Results of Operations on pages 8 through 14 and Note 4 on page 24 of this Annual Report on Form 10-K.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2002.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Continental Materials Corporation shares are traded on the American Stock Exchange under the symbol CUO. Market prices for the past two years are:

		High	Low
2002	Fourth Quarter	$27.30	$25.50
	Third Quarter	28.25	25.70
	Second Quarter	30.15	26.75
	First Quarter	26.40	19.80

2001	Fourth Quarter	$20.00	$18.70
	Third Quarter	22.00	19.30
	Second Quarter	21.35	18.80
	First Quarter	18.81	13.75

At March 20, 2003, the Company had approximately 310 shareholders of record.

The Company has never paid a dividend. The Company’s policy of reinvesting earnings from operations is reviewed periodically by the Board of Directors.

Under the Company’s Stock Option Plan (the Plan), officers and key employees may be granted options to purchase the Company’s common stock at option prices established by the Compensation Committee of the Board of Directors provided the option price is not less than the fair market value at the date of the grant.  The following is a summary of equity compensation plan information as of December 28, 2002:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	73,400	$6.56	227,600

Item 6.    Selected Financial Data

(Amounts in thousands, except per share amounts)

	2002	2001	2000	1999	1998
Summary of Operations
Sales	$128,301	$130,211	$116,002	$123,886	$113,210

Net income	$3,275	$6,438	$5,335	$6,902	$4,618

Per Share Data
Basic earnings per share	$1.83	$3.55	$2.86	$3.39	$2.15
Weighted average shares outstanding	1,794	1,812	1,869	2,035	2,147

Diluted earnings per share	$1.79	$3.49	$2.81	$3.32	$2.10
Weighted average shares outstanding	1,830	1,845	1,901	2,082	2,196

Financial Condition
Current ratio	2.3:1	2.2:1	2.4:1	1.7:1	2.0:1

Total assets	$82,634	$86,063	$68,250	$67,751	$63,617

Long-term debt, including current portion	13,520	17,140	7,305	4,457	6,810

Shareholders’ equity	49,989	47,722	41,813	39,043	36,238

Long-term debt to net worth	.27	.36	.18	.11	.19

Book value per diluted share	$27.32	$25.87	$22.00	$18.75	$16.50

Tangible book value per diluted share	$22.52	$21.62	$21.84	$18.59	$16.32

Cash Flows
Net cash provided by (used in):
Operating activities	$9,753	$13,219	$10,021	$6,272	$14,223
Investing activities	(9,547)	(19,215)	(2,662)	(8,982)	(6,899)
Financing activities	(4,249)	7,359	(1,490)	(4,063)	(1,728)
Net increase (decrease) in cash and cash equivalents	$(4,043)	$1,363	$5,869	$(6,773)	$5,596

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

(References to a “Note” are to Notes to Consolidated Financial Statements)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased to $3,536,000 at the end of 2002 compared to $7,579,000 at the prior year-end. Operations in 2002 provided $9,753,000 of cash compared to $13,219,000 in 2001 and $10,021,000 generated in 2000. The decrease in net cash generated by operating activities in 2002 compared to 2001 was primarily due to the decreased earnings. The net change in working capital also used approximately $122,000 during 2002 compared to providing approximately $1,073,000 of cash during 2001. The increase in net cash generated by operating activities in 2001 compared to 2000 was due primarily to the increased earnings although the net change in working capital also contributed approximately $1,073,000 of cash during 2001 compared to using approximately $927,000 during 2000.

Net cash used in investing activities was $9,547,000 in 2002, $19,215,000 in 2001 and $2,662,000 in 2000. Capital expenditures for 2002, 2001 and 2000 were $7,561,000, $9,213,000 and $3,306,000, respectively. The capital expenditures were principally for projects to support the business demand that has been experienced by the construction materials companies in Colorado. The expenditures in 2002 included the completion of three large projects that the Company began in 2001; a new state-of-the-art sand processing plant was completed in Colorado Springs during the third quarter, a new aggregate processing plant in Pueblo was completed in June and a new central mix batch plant was added in Colorado Springs. In addition, a new batch plant was purchased to replace the existing facility in Brighton, Colorado. The new plant will be operational in the first half of 2003. During 2001, work was performed on the aforementioned projects and the Company also invested approximately $1,800,000 for a new office building in Colton. On April 1, 2002, $2,125,000 was expended to purchase McKinney Door and Hardware, Inc. (MDHI). During fiscal year 2001, $11,263,000 was used to purchase Rocky Mountain Ready Mix Concrete, Inc. (RMRM) on December 31, 2000.

Budgeted capital expenditures for 2003 are approximately $4,850,000 (including $3,350,000 for the construction materials segment and $1,450,000 for the heating and air conditioning segment), which is approximately $750,000 less than planned depreciation. All other expenditures are primarily for routine replacement and upgrades. The Company expects that the 2003 expenditures will be funded from existing cash balances and operating cash flow.

During 2002, cash of $4,249,000 was used in financing activities. Scheduled long-term debt repayments of $3,620,000 were made during the year including $620,000 against capital lease obligations. Cash of $604,000 was used to acquire 22,599 shares of treasury stock. During 2001, cash of $7,359,000 was provided by financing activities. The Company increased its term debt by $12,000,000 for the acquisition of RMRM. Scheduled long-term debt repayments of $3,526,000 were made during the year including $526,000 against capital lease obligations. Cash of $600,000 was used to acquire 33,127 shares of treasury stock partially offset by proceeds of $39,000 from the exercise of stock options. During 2000, cash of $1,490,000 was used in financing activities. The Company increased its term debt by $4,000,000. Scheduled long-term debt repayments of $1,152,000 were made during the year and the $1,600,000 balance outstanding on the revolving line of credit at the end of 1999 was repaid. Cash of $2,770,000 was used to acquire 146,032 shares of treasury stock partially offset by proceeds of $32,000 from the exercise of stock options.

The Company maintains a term loan and revolving credit facility with two banks. At December 28, 2002, $13,000,000 was outstanding on the term loan. A revolving credit facility of up to $10,000,000 is available for seasonal needs including the funding of seasonal sales programs related to the furnace and evaporative cooler product lines. The line is also used for stand-by letters of credit to insurance carriers in support of self-insured amounts under the Company’s risk management program. Borrowings are unsecured and bear interest at prime or a performance based LIBOR rate. Currently such performance based rate is LIBOR plus 1.40% for the term loan and LIBOR plus 1.15% for the revolving credit facility. Effective December 17, 2001, the Company entered into an interest rate swap agreement (Agreement) in order to fix the floating interest rate characteristic of most of the Company’s term loan borrowings. The Company’s current interest rate under the Agreement is 5.78%. Such rate is subject to adjustment depending upon the Company’s performance. The Company concluded that it was appropriate to take advantage of the interest rate environment and fix the interest rate at a relatively low level for a five-year period.

The Company believes that existing cash balances and anticipated cash flow, supplemented by seasonal borrowings against the revolving line of credit, will be sufficient to cover expected cash needs, including servicing debt and planned capital expenditures, for at least the next twelve months.

Operations   2002 vs. 2001

Consolidated sales in 2002 declined $1,910,000, or 1.5%, to $128,301,000. Excluding the sales of MDHI, acquired on April 1, 2002, the sales decline would have been approximately 6%. The sales of the construction materials segment declined $2,917,000 (4%) while sales of the heating and air conditioning segment increased $1,007,000 (2%), compared to the previous year. The reduction in the construction materials segment was across the three main markets in Colorado as construction continued to decline along the Front Range of Colorado. The modest increase in the heating and air conditioning segment was the result of strong evaporative cooler sales and slightly improved furnace sales offset by reduced sales of fan coils. The increase in evaporative cooler sales was primarily due to the addition of a large new retail customer. Fan coil sales declined reflecting the nationwide slump in commercial construction, notably hotel construction.

The Company experienced a high level of price competition in all of its product lines during 2002, which the Company expects to continue into 2003. During 2002, inflation was not a significant factor at any of the operations except that employee health care costs and general business insurance premiums dramatically outpaced the rate of inflation.

Cost of sales (exclusive of depreciation, depletion and amortization), as a percent of sales, increased from 75.8% to 78.3%. The increase was primarily experienced in the construction materials segment. The declining construction activity along the Front Range in Colorado had the effect of increasing price competition resulting in lower prices per yard. Some of the aggregates operations experienced increased costs as well. Higher costs were incurred in the Pueblo gravel operation as a now depleted gravel site was closed and start-up costs at the new site exceeded expectations. In addition, initial yields of primary products at the new Pueblo gravel site are less than that experienced at the Company’s other gravel operations. Additional costs were also incurred in dismantling the old aggregates plant. Finally, a plant breakdown at one of the aggregates operations during the first quarter of 2002 and a brief shut-down prior to bringing the new sand plant on-line in Colorado Springs added to the increased costs. The increase in the heating and air conditioning segment is due to a change in product mix and the $662,000 write-down of inventories and other costs associated with a product manufactured at our Phoenix plant.

Selling and administrative expenses remained relatively constant at $16,033,000. As a percentage of sales, selling and administrative expenses increased slightly to 12.5%.

The decline in operating income from $9,154,000 to $5,711,000 is primarily due to the decreased sales, the heightened competition in Colorado, the aforementioned increased costs at three of the construction aggregate operations and the inventory write-down.

The $635,000 decrease in other income is primarily the result of $851,000 of gains realized on sales of depleted or not exploitable aggregate properties in Colorado during 2001 compared to $79,000 of gains on sales during 2002.

The Company’s 2002 effective income tax rate (34.8%) reflects federal and state statutory rates adjusted for non-deductible and other tax items. The lower effective rate in 2001 was due to the benefit of California Enterprise Zone credits as discussed below. Also see Note 9.

Operations   2001 vs. 2000

Consolidated sales in 2001 increased $14,209,000, or 12.2%, to $130,211,000. The sales of the construction materials segment increased $12,038,000 due primarily to the acquisition of RMRM. Sales at the Company’s other construction materials sites declined due to cold weather during the first quarter of 2001 and a decline in commercial construction in the Colorado Springs market. The heating and air conditioning segment sales improved $2,171,000, or 4.4%, compared to the previous year. The increase in the heating and air conditioning segment was due to evaporative cooler sales that improved from the depressed conditions encountered in 2000, while a small improvement in the furnace line due to cold weather during the first quarter of 2001 was more than offset by a decline in fan coil sales as a result of a slow down in commercial construction.

The Company experienced a high level of price competition in all of its product lines during 2001. During 2001, inflation was not a significant factor at any of the operations.

Cost of sales (exclusive of depreciation, depletion and amortization), as a percent of sales, increased from 75.2% to 75.8%. This slight increase was experienced in both segments. The reduced fan coil sales and heightened competition in the furnace product line resulted in increases in costs as a percentage of sales that more than offset the improvement in the evaporative cooler line in the heating and air conditioning segment. The addition of RMRM was the main factor in the construction materials segment increase as their cost of sales ratio has historically exceeded that experienced by the Company’s other construction materials operations in Southern Colorado.

Depreciation, depletion and amortization increased from $5,419,000 to $6,387,000 due to the purchase of RMRM.

Selling and administrative expenses increased $800,000 primarily due to the acquisition of RMRM. As a percentage of sales, selling and administrative expenses declined from 13.1% to 12.3%. RMRM was also the major factor in the percentage improvement as its relationship of selling and administrative expense to sales is relatively low, similar to the Company’s other construction materials sites. Contributing to the improvement was a reduction of the selling and administrative expense level at Williams Furnace Co., which was largely due to personnel reductions.

The improved operating income primarily reflects the contribution of RMRM. An additional increase from the evaporative cooler product line more that offset the decline experienced in the furnace and fan coil product lines.

Interest expense increased $366,000 to $937,000 reflecting the increased debt resulting from the acquisition of RMRM.

Other income is primarily the result of gains from sales of aggregate properties in Colorado that were either depleted or not exploitable and miscellaneous equipment sales. These gains totaled $851,000 and $461,000 for 2001 and 2000, respectively.  The sale of one large depleted aggregate property was the primary cause of the increase in other income in 2001.

The Company’s 2001 effective income tax rate (29.2%) reflects federal and state statutory rates adjusted for state tax credits, non-deductible and other tax items. See Note 9. The reduction from the prior year’s rate of 35.8% is due to California Enterprise Zone credits earned during the years 1995 through 2001. The benefit of these credits for prior and future years reduced the effective rate by 5%. Application of the credits against the tax due on the current year’s earnings reduced the rate by 1.5% and is included in the 1.4% noted as “State income taxes, net of federal benefit” line in Note 9.

RELATED PARTY TRANSACTIONS

The Company purchases insurance coverage for workers’ compensation, general and product liability together with another company controlled by or related to the Company’s principal shareholders to minimize insurance costs and to obtain other more favorable terms. Allocation of the expense of the program is either provided by the underwriter or based upon a formula that considers, among other things, sales levels and claim experience. Claims under the self-insured portion of the policies are charged directly to the incurring party.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, issued by the Securities and Exchange Commission, requires all registrants, including the Company, to include a discussion of “critical” accounting policies or methods used in the preparation of financial statements. We believe the following are our critical accounting policies and methods.

Inventories

Inventories are priced at the lower of cost (77% at December 28, 2002 at last-in, first-out, with the remainder at first-in, first-out) or market. Inventories are reviewed annually for excess or obsolete stock with a provision recorded, where appropriate.

Intangibles

Goodwill was amortized using a 40-year life through the 2001 year. In accordance with Statement of Financial Accounting Standards (SFAS) No. 141 and No. 142, goodwill is no longer amortized as a charge to earnings. We annually assess goodwill for potential impairment.

Liabilities

The Company purchases insurance coverage for workers’ compensation, general product and automobile liability, retaining certain levels of risk (self-insured portion). Provision for workers’ compensation and automobile claims is estimated based upon information provided by the Company’s independent claims administrator and the Company’s own experience. With regard to product liability, provisions for both claims and unasserted claims that would be covered under the self-insured portion of the policies are recorded in accordance with the requirements of SFAS No. 5, “Accounting for Contingencies,” and are reviewed at least annually for revisions in estimates.

The Company records a reserve for future reclamation work to be performed at its various aggregate operations based upon estimates of the recoverable quantities of rock and sand available in each location combined with an estimate of the total expense that will be incurred to reclaim a property. Provision is made based upon the units of production method. Actual reclamation costs are charged against the reserve. The adequacy of the recorded reserve is assessed annually. Estimates of both the quantities of recoverable material and the cost of reclamation are periodically updated by an independent professional. In a similar manner, depletion of rock and sand deposits and amortization of deferred development costs are computed by the units-of-production method based upon estimated recoverable quantities of rock and sand.

Sales

The Company recognizes revenue as products are shipped to customers. The amount is recorded net of applicable provisions for discounts, volume incentives, returns and allowances. At the time of revenue recognition, the Company also provides an estimate of potential bad debt and warranty expense as well as an amount anticipated to be granted to customers under cooperative advertising programs based upon historical experience.

Recently Issued Accounting Standards

Emerging Issues Task Force (EITF) No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” addresses the recognition, measurement and statement of earnings classification for certain sales incentives and other expenses. The Company has two types of customer programs that are considered within the scope of this statement: volume rebate incentives and cooperative advertising. The Company early adopted EITF 01-09 as both programs have historically been recorded as required by the new pronouncement. Volume rebate incentives are classified as a reduction of sales while cooperative advertising is classified as a marketing expenditure included within “selling and administrative” expenses as the advertising arrangements meet the requirement of receipt of a separable and measurable benefit.

The Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” No. 142, “Goodwill and Other Intangible Assets” and No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Effective January 1, 2002, the Company no longer amortizes goodwill as a charge to earnings. As a result of adopting this new standard, amortization expense was reduced by approximately $177,000 (pre-tax) in the current year. Goodwill is assessed annually for impairment under the SFAS No. 142. The Company does, however, have certain finite-lived identifiable intangible assets that will continue to be amortized over their estimated useful economic lives. Assessment of impairment of these assets is governed by SFAS No. 144. No impairment adjustment was necessary for any of the intangible assets at the date of adoption or as a result of the 2002 year-end review.

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related amendment SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” were adopted by the Company effective December 31, 2000. These statements establish accounting and reporting standards for derivative instruments, including the interest rate swap agreement that the Company entered into on December 17, 2001. These statements require recognition of all derivatives as either assets or liabilities on the balance sheet and the measurement of those instruments at fair value.

SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets,” SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 84 and Amendment of FASB No. 13 and Technical Corrections as of April 2002” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” are all effective for 2003. The Company does not currently have any transactions or circumstances that are addressed by these pronouncements, however, should they arise, the Company will apply the provisions of these statements.

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements are based on the beliefs of the Company’s management as well as on assumptions made by and information available to the Company at the time such statements were made.  When used in this Report, words such as “anticipates,” “believes,” “contemplates,” “estimates,” “expects,” “plans,” “projects” and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of factors including but not limited to: weather, interest rates, availability of raw materials and their related costs, economic conditions and competitive forces. Changes in accounting pronouncements could also alter projected results. Forward-looking statements speak only as of the date they were made and we undertake no obligation to publicly update them.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks related to commodity prices and interest rates. To manage interest rate risk, the Company has, from time to time, entered into interest rate swaps as cash flow hedges. These swaps are authorized by the Company’s policies and procedures. The Company does not use swaps or hedging instruments for trading purposes, and is not a party to any transaction involving leveraged derivatives. Effective December 17, 2001, the Company entered into an interest swap agreement to offset the majority of the floating interest rate characteristic of the Company’s term loan borrowings. See paragraph below. While the notional amount of the swap is generally below the outstanding balance of the term loan, the scheduled decreases in the notional amount do not coincide with the scheduled payments on the term loan. This disparity caused the notional amount to exceed the outstanding term loan balance by $500,000 at December 28, 2002. The effect of this timing disparity is not material to the 2002 results of operations. At December 28, 2002, the notional amount subject to this agreement is $13,500,000. See above discussion under Financial Condition, Liquidity and Capital Resources. The cash payments or receipts associated with this agreement are reflected in interest expense.

Interest Rates

The Company utilizes revolving credit and term-loan facilities that bear interest at either prime or an adjusted LIBOR rate. The amount outstanding under these facilities aggregated $13,000,000 at December 28, 2002. In addition, the Company is party to various capital lease agreements with fixed interest rates and original maturity dates ranging up to 60 months. As the latest of the leases matures in early 2004, and the total long-term portion of all leases is $220,000, the book and fair value was considered to be approximately the same. See Note 3.

Commodities

The Company purchases commodities, such as steel, copper, aluminum, cement and cardboard for packaging, at market prices and does not currently use financial instruments to hedge commodity prices.

The statements and other information in this section constitute forward-looking statements.

OBLIGATIONS AND COMMITMENTS

The following tables represent our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees, as of December 28, 2002.

Payments Due by Period as of December 28, 2002 (amounts in thousands)

Contractual Obligations	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years	Total
Long-term debt (See Note 3)	$3,000	$10,000	$—	$—	$13,000
Capital lease obligations (See Note 3)	300	220	—	—	520
Operating leases (See Note 7)	1,776	3,551	1,839	2,775	9,941
Minimum royalty agreement (See Note 7)	386	1,158	772	19,081	21,397
Total Contractual Obligations	$5,462	$14,929	$2,611	$21,856	$44,858

Amounts of Commitment Expiration per Period as of December 28, 2002 (amounts in thousands)

Other Commercial Commitments	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years	Total
Standby letters of credit	$1,700	$—	$—	$—	$1,700
Reclamation bonds	4,457	—	—	—	4,457
Total Commercial Commitments	$6,157	$—	$—	$—	$6,157

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Continental Materials Corporation Consolidated Statements of Operations

For Fiscal Years 2002, 2001 and 2000

(Amounts in thousands, except per share data)

	2002	2001	2000

Sales	$128,301	$130,211	$116,002
Costs and expenses
Cost of sales (exclusive of depreciation, depletion and amortization)	100,477	98,712	87,235
Depreciation, depletion and amortization	6,080	6,387	5,419
Selling and administrative	16,033	15,958	15,158
Operating income	5,711	9,154	8,190
Interest expense	(922)	(937)	(571)
Other income (expense), net	236	871	691
Income before income taxes	5,025	9,088	8,310
Income tax provision	1,750	2,650	2,975
Net income	$3,275	$6,438	$5,335

Basic earnings per share	$1.83	$3.55	$2.86
Weighted average shares outstanding	1,794	1,812	1,869
Diluted earnings per share	$1.79	$3.49	$2.81
Weighted average shares outstanding	1,830	1,845	1,901

The accompanying notes are an integral part of the financial statements.

Continental Materials Corporation Consolidated Statements of Cash Flows

For Fiscal Years 2002, 2001 and 2000

(Amounts in thousands)

	2002	2001	2000
Operating activities
Net income	$3,275	$6,438	$5,335
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	6,080	6,387	5,419
Deferred income tax provision	422	6	532
Provision for doubtful accounts	75	134	(110)
Tax benefit from exercise of stock options	—	32	174
(Gain) loss on disposition of property and equipment	(79)	(851)	(402)
Write-off of investment in Dual Air product line	102	—	—
Changes in operating assets and liabilities
Receivables	2,247	(512)	3,548
Inventories	2,158	754	(48)
Prepaid expenses	151	33	(142)
Prepaid royalties	(257)	(6)	(414)
Accounts payable and accrued expenses	(3,856)	1,152	(3,139)
Income taxes	(339)	(398)	(615)
Other	(226)	50	(117)
Net cash provided by operating activities	9,753	13,219	10,021

Investing activities
Acquisitions of subsidiaries, net of cash received	(2,125)	(11,263)	—
Capital expenditures	(7,561)	(9,213)	(3,306)
Proceeds from sale of property and equipment	139	1,261	644
Net cash used in investing activities	(9,547)	(19,215)	(2,662)

Financing activities
(Repayment) borrowings of revolving credit facility	—	—	(1,600)
Long-term borrowings	—	12,000	4,000
Repayment of long-term debt	(3,620)	(3,526)	(1,152)
Payment of amounts due former shareholders	(25)	(554)	—
Proceeds from exercise of stock options	—	39	32
Payments to acquire treasury stock	(604)	(600)	(2,770)
Net cash used in financing activities	(4,249)	7,359	(1,490)
Net increase (decrease) in cash and cash equivalents	(4,043)	1,363	5,869

Cash and cash equivalents
Beginning of year	7,579	6,216	347
End of year	$3,536	$7,579	$6,216
Supplemental disclosures of cash flow items
Cash paid during the year
Interest	$1,084	$990	$731
Income taxes	1,682	3,011	2,897

The accompanying notes are an integral part of the financial statements.

Continental Materials Corporation Consolidated Balance Sheets December 28, 2002 and December 29, 2001 (Amounts in thousands except share data)

	December 28, 2002	December 29, 2001
Assets
Current assets
Cash and cash equivalents	$3,536	$7,579
Receivables less allowance of $432 and $435	16,740	18,291
Inventories	14,592	15,648
Prepaid expenses	2,769	2,673
Refundable income taxes	761	394
Total current assets	38,398	44,585

Property, plant and equipment
Land and improvements	3,117	3,110
Buildings and improvements	16,073	14,699
Machinery and equipment	71,392	67,336
Mining properties	5,175	4,909
Less accumulated depreciation and depletion	(61,724)	(57,807)
	34,033	32,247
Other assets
Goodwill	7,374	6,474
Non-compete agreements	1,403	1,366
Prepaid royalties	904	647
Other	522	744
	$82,634	$86,063
Liabilities
Current liabilities
Current portion of long-term debt	$3,300	$3,620
Accounts payable	4,434	5,174
Income taxes	308	308
Accrued expenses
Compensation	2,153	3,274
Reserve for self-insured losses	2,310	2,156
Profit sharing	1,782	2,611
Other	2,679	2,896
Total current liabilities	16,966	20,039

Long-term debt	10,220	13,520
Deferred income taxes	3,037	2,511
Accrued reclamation	1,145	936
Other long-term liabilities	1,277	1,335
Commitments and contingencies (Notes 4 and 7)

Shareholders’ Equity
Common shares, $.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,982	1,982
Retained earnings	57,851	54,576
Accumulated other comprehensive losses (interest rate swap adjustments)	(404)	—
Treasury shares, at cost	(10,083)	(9,479)
	49,989	47,722
	$82,634	$86,063

The accompanying notes are an integral part of the financial statements.

Continental Materials Corporation

Consolidated Statements of Shareholders’ Equity

For Fiscal Years 2002, 2001 and 2000

(Amounts in thousands except share data)

	Common shares	Common shares amount	Capital in excess of par	Retained earnings	Accumulated comprehensive losses	Treasury shares	Treasury shares cost
Balance at January 1, 2000	2,574,264	$643	$1,983	$42,803		626,008	$6,386
Common shares issued under the Stock Option Plan (from treasury)	—	—	(172)	—		—	—
Tax benefit from exercise of options	—	—	174	—		—	—
Purchase of treasury shares	—	—	—	—		146,032	2,770
Issuance of treasury shares related to the Stock Option Plan	—	—	—	—		(31,000)	(203)
Net income	—	—	—	5,335		—	—
Balance at December 30, 2000	2,574,264	643	1,985	48,138		741,040	8,953
Common shares issued under the Stock Option Plan (from treasury)	—	—	(36)	—		—	—
Tax benefit from exercise of options	—	—	33	—		—	—
Purchase of treasury shares	—	—	—	—		33,127	600
Issuance of treasury shares related to the Stock Option Plan	—	—	—	—		(6,000)	(74)
Net income	—	—	—	6,438		—	—
Balance at December 29, 2001	2,574,264	643	1,982	54,576		768,167	9,479
Purchase of treasury shares	—	—	—	—		22,599	604
Net income	—	—	—	3,275	$3,275	—	—
Comprehensive loss from interest rate swap, net of tax of $214					(404)
Comprehensive income					$2,871
Balance at December 28, 2002	2,574,264	$643	$1,982	$57,851		790,766	$10,083

The accompanying notes are an integral part of the financial statements.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include Continental Materials Corporation and all of its subsidiaries (the Company) including McKinney Door and Hardware, Inc. (MDHI) from April 1, 2002 and Rocky Mountain Ready Mix Concrete, Inc. (RMRM) from December 31, 2000. The acquisitions of RMRM and MDHI were made to complement existing operations and extend the market area served.

On April 1, 2002, the Company acquired MDHI for $2,125,000 net of cash received. The purchase of MDHI has been accounted for as a purchase. The total purchase price and the fair value of liabilities assumed have been allocated to the tangible and intangible assets of MDHI based on respective fair values. The acquisition has resulted in an unallocated excess purchase price over fair value of net assets acquired of $900,000 which has been classified as goodwill.

Had the acquisition of MDHI occurred as of December 31, 2000, the unaudited pro-forma results of the Company would have been as follows (amounts in thousands except per share data):

	2002	2001
Sales	$129,401	$136,193
Net income	$3,154	$6,783
Diluted earnings per share	$1.72	$3.68

These pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the period presented, or the results which may occur in the future.

On December 31, 2000, the Company acquired RMRM for $11,263,000 net of cash received. The purchase of RMRM was accounted for as a purchase. The total purchase price and the fair value of liabilities assumed were allocated to the tangible and intangible assets of RMRM based on respective fair values. The acquisition resulted in an unallocated excess purchase price over fair value of net assets acquired of $6,630,000, which was classified as goodwill. The assigned useful life was 40 years, however, with the adoption of Statements of Financial Accounting Standards (SFAS) No. 142, the amortization of goodwill ceased as of December 30, 2001.

Certain prior years’ amounts have been reclassified to conform to the current presentation.

Recently Issued Accounting Pronouncements

EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” addresses the recognition, measurement and statement of earnings classification for certain sales incentives and other expenses. The Company has two types of customer programs that are considered within the scope of this statement: volume rebate incentives and cooperative advertising. Both programs have historically been recorded as required by the new pronouncement. Volume rebate incentives are classified as a reduction of sales while cooperative advertising is classified as a marketing expenditure included within “selling and administrative” expenses as the advertising arrangements meet the requirement of receipt of a separable and measurable benefit.

The Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” No. 142, “Goodwill and Other Intangible Assets” and No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Effective January 1, 2002, the Company no longer amortizes goodwill as a charge to earnings. As a result of adopting this new standard, amortization expense was reduced by approximately $177,000 (pre-tax) in the current year. Goodwill is assessed annually for impairment under SFAS No. 142. The Company does, however, have certain finite-lived identifiable intangible assets that will continue to be amortized over their estimated useful economic lives. Assessment of impairment of these assets is governed by SFAS No. 144. No impairment adjustment was necessary for any of the intangible assets at the date of adoption or as a result of the 2002 year-end review.

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related amendment SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” were adopted by the Company effective December 31, 2000. These statements establish accounting and reporting standards for derivative instruments, including the interest rate swap agreement that the Company entered into on December 17, 2001. These statements require recognition of derivatives as either assets or liabilities and measurement at fair value.

SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets,” SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 84 and Amendment of FASB No. 13 and Technical Corrections as of April 2002” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” are all effective for 2003. The Company does not currently have any transactions or circumstances that are addressed by these pronouncements, however, should they arise, the Company will apply the provisions of these statements.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 28, 2002 and December 29, 2001 and the reported amounts of revenues and expenses during each of the three years in the period ended December 28, 2002. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 77% of total inventories at December 28, 2002 (84% at December 29, 2001). The cost of all other inventory is determined by the first-in, first-out (FIFO) method.

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

Other Assets

Goodwill, all of which relates to the construction materials segment, is not amortized.

Identifiable intangible assets consist of the following (amounts in thousands):

	December 28, 2002		December 29, 2001
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortized intangible assets:
Valco non-compete	$500	$309	$500	$259
RMRM non-compete	1,250	250	1,250	125
MDHI non-compete	250	38	—	—
	$2,000	$597	$1,750	$384

Amortization of non-compete agreements is computed on a straight-line basis over their agreement periods of 5 and 10 years. Amortization expense for these intangible non-compete agreements was $213,000, $175,000 and $50,000 for 2002, 2001 and 2000, respectively. The estimated amortization expense for the five subsequent fiscal years is as follows: 2003 — $225,000; 2004 — $225,000; 2005 — $225,000; 2006 — $216,000 and 2007 — $137,000.

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

Reserve for Self-Insured Losses

The Company’s risk management program provides for certain levels of loss retention for workers’ compensation, automobile liability and general and product liability claims. The components of the reserve have been recorded in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” and represent management’s best estimate of future liability.

Reclamation

In connection with permits to mine properties in Colorado, the Company is obligated to reclaim the mined areas. Reclamation costs are calculated using a rate based on the total estimated reclamation costs, units of production and estimates of recoverable reserves. Reclamation costs are charged to operations as the properties are mined.

Revenue Recognition

The Company recognizes revenue as products are shipped to customers. The amount is recorded net of applicable provisions for discounts, volume incentives, returns and allowances. At the time of revenue recognition, the Company also provides an estimate of potential bad debt and warranty expense as well as an amount anticipated to be granted to customers under cooperative advertising programs based upon historical experience. The changes in the aggregated product warranty liability for the year 2002, all of which is associated with the heating and air conditioning segment, were as follows (amounts in thousands):

Beginning balance	$160
Warranty related expenditures	261
Warranty expense accrued	(261)
Ending balance	$160

Income Taxes

Income taxes are reported consistent with SFAS No. 109, “Accounting for Income Taxes.” Deferred taxes reflect the future tax consequences associated with the differences between financial accounting and tax bases of assets and liabilities.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables and temporary cash investments. The Company invests its excess cash in government securities. The Company has not experienced any losses on these investments.

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management’s expectations. See Note 11 for a description of the Company’s customer base and geographical location by segment.

Impairment of Long-lived Assets

In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required. SFAS No. 144, discussed above, clarifies and revises existing guidance for accounting for the impairment of long-lived assets.

Fiscal Year End

The Company’s fiscal year end is the Saturday nearest December 31. Fiscal 2002, 2001 and 2000 each consist of 52 weeks.

2. Inventories

Inventories consisted of the following (amounts in thousands):

	December 28, 2002	December 29, 2001
Finished goods	$6,855	$7,710
Work in process	1,523	1,587
Raw materials and supplies	6,214	6,351
	$14,592	$15,648

If inventories valued on the LIFO basis were valued at current costs, inventories would be higher as follows: 2002 — $2,052,000, 2001 — $1,842,000, and 2000 — $1,942,000.

Reductions in inventory quantities during 2002 at two locations and during 2001 at one of the locations resulted in liquidation of LIFO inventory layers carried at costs that were lower than the costs of current purchases. The effect was immaterial in both years.

3. Long-Term Debt

Long-term debt consisted of the following (amounts in thousands):

	December 28, 2002	December 29, 2001
Unsecured term loan	$13,000	$16,000
Capital leases	520	1,140
	13,520	17,140
Less current portion	3,300	3,620
	$10,220	$13,520

The unsecured term loan is payable to two banks in semi-annual installments with final principal payment due December 15, 2006. The loan, at the Company’s option, bears interest at either prime or an adjusted LIBOR rate. The term loan agreement requires the Company to maintain certain levels of consolidated tangible net worth, to attain certain levels of cash flow (as defined) on a rolling four-quarter basis, and to maintain certain ratios including consolidated debt to cash flow (as defined). Additional borrowing, acquisition of stock of other companies, purchase of treasury shares and payment of cash dividends are either limited or require prior approval by the lenders. At December 28, 2002, the Company was not in compliance with the Cash Flow Ratio as defined in the loan agreement. The Company has obtained waivers of the requirement for the year-end and the quarterly requirement has been restated for the first three quarters of 2003. A principal reason for not meeting the required ratio was the level of capital expenditures during 2002. Capital expenditures are budgeted to decline during 2003 and the Company expects to be in compliance during 2003.

The Company is exposed to market risks related to commodity prices and interest rates. To manage interest rate risk, the Company has, from time to time, entered into interest rate swaps as cash flow hedges. These swaps are authorized by the Company’s policies and procedures. The Company does not use swaps or hedging instruments for trading purposes, and is not a party to any transaction involving leveraged derivatives. Effective December 17, 2001, the Company entered into an interest rate swap agreement (Agreement) in order to fix the floating interest rate characteristic of most of the Company’s term loan borrowings. While the notional amount of the swap is generally below the outstanding balance of the term loan, the scheduled decreases in the notional amount do not coincide with the scheduled payments on the term loan. This disparity causes the notional amount to exceed the outstanding term loan balance by $500,000 at December 28, 2002. The effect of this timing disparity is not material to the 2002 results of operations. The Company’s current interest rate on the term loan giving effect to the Agreement is 5.78%. Such rate is subject to adjustment depending upon the Company’s performance. Cash payments or receipts associated with this agreement are reflected in interest expense. During 2002, the fixed rate under the Agreement exceeded the floating rate on the term loan. The effect on the 2002 operations was to reduce net income by $239,000 while the effect on 2001 operations was immaterial. The fair value of the Agreement is recorded on the balance sheet with subsequent changes recorded as a separate component of shareholders’ equity. At December 28, 2002, the amount subject to this Agreement is $13,500,000 which amount decreases by $1,500,000 each September and March, terminating on December 18, 2006.

The capital leases are payable in monthly installments over varying period, the latest of which ends in April 2004. The leases bear interest at various rates based upon the prevailing interest rates at the inception of the respective leases.

Aggregate long-term debt matures as follows (amounts in thousands):

2003	$3,300
2004	3,220
2005	3,000
2006	4,000
$13,520

During 2002 and 2001, the Company had an unsecured revolving line of credit of $10,000,000. The line is with two banks and is used for short-term cash needs and standby letters of credit. Interest was charged at prime or adjusted LIBOR rates on cash borrowings during both years. The weighted average interest rate was 5.4 % for fiscal 2002 and 6.0% for fiscal 2001. There was no balance outstanding against the line as of either December 28, 2002 or December 29, 2001.

At December 28, 2002, the Company had letters of credit outstanding totaling approximately $1,700,000 that collateralize the self-insured losses.

4. Commitments and contingencies

The Company is involved in litigation matters related to its continuing business, principally product liability matters related to the gas-fired heating products. In the Company’s opinion, none of these proceedings, when concluded, will have a material adverse effect on the Company’s results of operations or financial position as the Company has established adequate reserves for known occurrences.

5. Shareholders’ Equity

Under the Company’s Stock Option Plan (the Plan), officers and key employees may be granted options to purchase the Company’s common stock at option prices established by the Compensation Committee of the Board of Directors provided the option price is no less than the fair market value at the date of the grant. At December 28, 2002, there remain 227,600 shares available for future issuance under the Plan (excluding the 73,400 shares associated with options outstanding).

During 2001 and 2000, options for 6,000 and 31,000 shares, respectively, were exercised. No options were exercised during 2002. At December 28, 2002, there remain 73,400 options (all fully vested with an exercise price of $6.56) all of which will expire on September 25, 2005.

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its Plan. Accordingly, no compensation expense was recognized for its stock-based compensation Plan.

Four hundred thousand shares of preferred stock ($.50 par value) are authorized and unissued.

6. Earnings Per Share

The Company computes earnings per share (EPS) in accordance with SFAS No. 128, “Earnings Per Share.” The following is a reconciliation of the calculation of basic and diluted EPS for the years-ended 2002, 2001 and 2000 (dollars in thousands except per-share data).

	Net Income	Weighted average shares	Per-share earnings
2002
Basic EPS	$3,275	1,794	$1.83
Effect of dilutive options	—	36
Diluted EPS	$3,275	1,830	$1.79

2001
Basic EPS	$6,438	1,812	$3.55
Effect of dilutive options	—	33
Diluted EPS	$6,438	1,845	$3.49

2000
Basic EPS	$5,335	1,869	$2.86
Effect of dilutive options	—	32
Diluted EPS	$5,335	1,901	$2.81

7. Rental Expense, Leases and Commitments

The Company leases certain of its facilities and equipment and is required to pay the related taxes, insurance and certain other expenses. Rental expense was $3,737,000, $3,282,000 and $2,727,000 for 2002, 2001 and 2000, respectively.

Future minimum rental commitments under non-cancelable operating leases for 2003 and thereafter are as follows: 2003 — $2,162,000; 2004 — $1,878,000; 2005 — $1,481,000; 2006 — $1,351,000; 2007 — $1,341,000 and thereafter — $23,126,000. Included in these amounts is $386,000 per year and approximately $19,466,000 in the “thereafter” amount related to an aggregates lease in conjunction with the Pueblo, Colorado operation. Also included in these amounts is $235,000 per year and approximately $882,000 in the “thereafter” amount related to a ground lease upon which the Company owns a building leased to a third party for approximately $344,000 per year. The ground lease runs through October 1, 2016 and contains a renewal clause. The building lease runs through January 31, 2013.

8. Retirement Plans

As discussed in Note 1, the Company maintains retirement benefit plans for eligible employees. Total plan expenses charged to operations were $1,523,000, $2,464,000 and $2,375,000 in 2002, 2001 and 2000, respectively.

9. Income Taxes

The provision (benefit) for income taxes is summarized as follows (amounts in thousands):

		2002	2001	2000
Federal:	Current	$1,201	$2,457	$2,156
	Deferred	541	(144)	477
State:	Current	126	187	287
	Deferred	(118)	150	55
		$1,750	$2,650	$2,975

The difference between the tax rate on income for financial statement purposes and the federal statutory tax rate was as follows:

	2002	2001	2000
Statutory tax rate	34.0%	34.0%	34.0%
Percentage depletion	(1.9)	(1.4)	(1.4)
State income taxes, net of federal benefit	2.2	1.4	3.0
Non-deductible expenses	.4	.7	.2
Benefit of state tax credits	(1.9)	(5.0)	—
Other	2.0	(.5)	—
	34.8%	29.2%	35.8%

For financial statement purposes, deferred tax assets and liabilities are recorded at a blend of the current statutory federal and states’ tax rates – 38%. The principal temporary differences and their related deferred taxes are as follows (amounts in thousands):

	2002	2001
Reserves for self-insured losses	$877	$911
Accrued reclamation	608	556
Deferred compensation	389	445
Asset valuation reserves	242	347
Other	446	416
Total deferred tax assets	2,562	2,675

Depreciation	2,944	2,854
Other	950	767
Total deferred tax liabilities	3,894	3,621

Net deferred tax liability	$(1,332)	$(946)

The net current deferred tax assets are $1,705,000 and $1,565,000 at year-end 2002 and 2001, respectively, and are included with “Prepaid expenses” on the Consolidated Balance Sheets.

10. Unaudited Quarterly Financial Data

The following table provides summarized unaudited fiscal quarterly financial data for 2002 and 2001 (amounts in thousands, except per share amounts):

	First quarter	Second quarter	Third quarter	Fourth quarter
2002
Sales	$26,602	$37,423	$32,503	$31,773
Gross profit	3,574	7,480	6,179	5,240
Depreciation, depletion and amortization	1,506	1,545	1,567	1,462
Net (loss) income	(607)	1,715	1,036	1,131
Basic (loss) income per share	(.34)	.95	.58	.63
Diluted (loss) income per share	(.34)	.94	.57	.62

	First quarter	Second quarter	Third quarter	Fourth quarter
2001
Sales	$28,359	$34,487	$32,964	$34,401
Gross profit	4,501	6,687	7,192	7,433
Depreciation, depletion and amortization	1,651	1,631	1,589	1,516
Net (loss) income	(81)	1,167	1,936	3,416
Basic (loss) income per share	(.04)	.64	1.07	1.89
Diluted (loss) income per share	(.04)	.63	1.05	1.86

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

11. Industry Segment Information

The Company reports its segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company is organized along its two principal product lines. Wall furnaces, console heaters, evaporative coolers and fan coils have been aggregated into the heating and air conditioning segment. Ready mix concrete, construction aggregates, building supplies and doors are combined to form the construction materials segment. The heating and air conditioning segment produces heating and cooling equipment for residential applications which is sold primarily to wholesale distributors and retail home centers. Fan coils are also sold to HVAC installing contractors and equipment manufacturers for commercial applications. A significant portion of fan coil revenues is dependent upon new hotel construction. Sales are nationwide, but are concentrated in the southwestern U.S. The construction materials segment is involved in the production and sale of concrete and other building materials and the exploration, extraction and sales of construction aggregates. Sales of this segment are highly concentrated in the Front Range area in Colorado.

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

The following table presents information about reported segments for the fiscal years 2002, 2001 and 2000 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands).

	Heating and air conditioning	Construction materials (a)	All other (b)	Unallocated corporate (c)	Total
2002
Revenues from external customers	$52,261	$75,892	$145	$3	$128,301
Depreciation, depletion and amortization	1,256	4,756	—	68	6,080
Segment operating income (loss)	4,888	3,757	(150)	(2,784)	5,711
Segment assets	28,731	48,450	40	5,413	82,634
Expenditures for segment assets	1,624	5,908	—	29	7,561

2001
Revenues from external customers	$51,254	$78,809	$145	$3	$130,211
Depreciation, depletion and amortization	1,155	5,156	—	76	6,387
Segment operating income (loss)	5,257	6,881	28	(3,012)	9,154
Segment assets	30,446	46,549	38	9,030	86,063
Expenditures for segment assets	2,572	6,592	—	49	9,213

2000
Revenues from external customers	$49,083	$66,771	$145	$3	$116,002
Depreciation, depletion and amortization	1,220	4,117	22	60	5,419
Segment operating income (loss)	5,002	6,144	45	(3,001)	8,190
Segment assets	28,868	31,536	36	7,810	68,250
Expenditures for segment assets	651	2,586	—	69	3,306

(a)          The Construction Materials segment information for 2002 includes MDHI reflecting the purchase which was effective April 1, 2002 and 2001 includes RMRM reflecting the purchase which was effective December 31, 2000.

(b)         All other represents segments below the quantitative thresholds. The segments include a small real estate operation and the holding costs for certain mining interests that remain from the period the Company maintained significant interests in mining operations.

(c)          Corporate assets consist primarily of cash and cash equivalents.

All long-lived assets are in the United States.  During 2002, no customer in either segment accounted for 10% or more of total sales.

Report of Independent Accountants

To the Board of Directors and Shareholders of Continental Materials Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and shareholders’ equity present fairly, in all material respects, the financial position of Continental Materials Corporation and its subsidiaries at December 28, 2002 and December 29, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Chicago, Illinois
March 19, 2003

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes of accountants and/or disagreements on any matter of accounting principle or financial statement disclosure during fiscal year 2001 or 2002, nor during the subsequent interim period that required a filing under Item 9.

PART III

Items 10, 11, 12 and 13 of Part III have been omitted from this 10-K Report since Registrant expects to file, not later than 120 days following the close of its fiscal year ended December 28, 2002, its definitive 2003 proxy statement.  The information required by Items 10, 11, 12 and 13 of Part III will be included in that proxy statement and such information is hereby incorporated by reference.

Item 14.     CONTROLS AND PROCEDURES

(a)          The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 (c) and 15d-14 (c)) as of the date within 90 days before the filing date of this Annual Report (the “Evaluation Date”).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b)         There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K

(a) 1	Financial statements required by Item 15 are included in Item 8 of Part II.

(a) 2	The following is a list of financial statement schedules filed as part of this Report:

Report of Independent Accountants

Schedule II Valuation and Qualifying Accounts & Reserves
For the Fiscal Years 2002, 2001 and 2000

All other schedules are omitted because they are not applicable or the information is shown in the financial statements or notes thereto.

(a) 3	The following is a list of all exhibits filed as part of this Report:

Exhibit 3	1975 Restated Certificate of Incorporation dated May 28, 1975 filed as Exhibit 5 to Form 8-K for the month of May 1975, incorporated herein by reference.

Exhibit 3a	Registrant’s By-laws as amended September 19, 1975 filed as Exhibit 6 to Form 8-K for the month of September 1975, incorporated herein by reference.

Exhibit 3b	Registrant’s Certificate of Amendment of Certificate of Incorporation dated May 24, 1978 filed as Exhibit 1 to Form 10-Q for quarter ended June 30, 1978, incorporated herein by reference.

Exhibit 3c	Registrant’s Certificate of Amendment of Certificate of Incorporation dated May 27, 1987 filed as Exhibit 3c to Form 10-K for the year ended January 1, 1988, incorporated herein by reference.

Exhibit 3d	Registrant’s Certificate of Amendment of Restated Certificate of Incorporation dated June 4, 1999 filed as Exhibit 1 to Form 8-K for the month of June 1999, incorporated herein by reference.

Exhibit 10	Continental Materials Corporation Amended and Restated 1994 Stock Option Plan dated May 25, 1994 filed as Appendix A to the 1994 Proxy Statement, incorporated herein by reference.*

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

Exhibit 99b	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 99c	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* - Compensatory plan or arrangement

(b)	Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended December 28, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION
Registrant

By:	/S/ Joseph J. Sum
Joseph J. Sum, Vice President, Finance

Date:       March 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY(IES)	DATE

/S/ James G. Gidwitz
James G. Gidwitz	Chief Executive Officer
	And a Director	March 28, 2003

/S/ Joseph J. Sum
Joseph J. Sum	Vice President
	And a Director	March 28, 2003

/S/ Mark S. Nichter
Mark S. Nichter	Secretary and Controller	March 28, 2003

/S/ Thomas H. Carmody
Thomas H. Carmody	Director	March 28, 2003

/S/ Betsy R. Gidwitz
Betsy R. Gidwitz	Director	March 28, 2003

/S/ Ralph W. Gidwitz
Ralph W. Gidwitz	Director	March 28, 2003

/S/ Ronald J. Gidwitz
Ronald J. Gidwitz	Director	March 28, 2003

/S/ Theodore R. Tetzlaff
Theodore R. Tetzlaff	Director	March 28, 2003

/S/ Peter E. Thieriot
Peter E. Thieriot	Director	March 28, 2003

/S/ Darrell M. Trent
Darrell M. Trent	Director	March 28, 2003

CERTIFICATION

I, James G. Gidwitz, certify that:

1.               I have reviewed this annual report on Form 10-K of Continental Materials Corporation;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, cash flows and changes in equity of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)          presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

4.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

5.               any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
	By:	/s/ James G. Gidwitz
James G. Gidwitz
Chairman of the Board and
Chief Executive Officer

CERTIFICATION

I, Joseph J. Sum, certify that:

1.               I have reviewed this annual report on Form 10-K of Continental Materials Corporation;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, cash flows and changes in equity of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)            designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)            presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)            all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

	By:	/s/ Joseph J. Sum
Joseph J. Sum
Vice President and Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders

  of Continental Materials Corporation

Our audits of the consolidated financial statements referred to in our report dated March 19, 2003 appearing in the 2002 Annual Report to Shareholders of Continental Materials Corporation also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Chicago, Illinois
March 28, 2003

CONTINENTAL MATERIALS CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (c) (d)

for the fiscal years 2002, 2001 and 2000

COLUMN A	COLUMN B	COLUMN C(1)	COLUMN D		COLUMN E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions - Describe		Balance at End of Period

Year 2002
Allowance for doubtful accounts	$435,000	$147,000	$150,000	(a)	$432,000
Inventory valuation reserve(f)	$420,000	$—	$215,000	(b)	$205,000

Year 2001
Allowance for doubtful accounts(e)	$486,000	$134,000	$185,000	(a)	$435,000
Inventory valuation reserve	$443,000	$33,000	$81,000	(b)	$395,000

Year 2000
Allowance for doubtful accounts	$800,000	$(110,000)	$215,000	(a)	$475,000
Inventory valuation reserve	$568,000	$14,000	$139,000	(b)	$443,000

Notes:

(a) Accounts written off, net of recoveries.

(b) Amounts written off upon disposal of assets.

(c) Reserve deducted in the balance sheet from the asset to which it applies.

(d) Column C(2) has been omitted as the answer would be “none”.

(e) Beginning balance has been adjusted to reflect RMRM reserve on purchase date.

(f) Beginning balance has been adjusted to reflect MDHI reserve on purchase date.