Form 10-Q
period 2003-03-29
CONTINENTAL MATERIALS CORP
filed 2003-05-13
CIK 24104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

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

Yes     ☒     No     ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☐          No     ☒

Number of common shares outstanding at May 5, 2003	1,771,812

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

CONTINENTAL MATERIALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 29, 2003 and DECEMBER 28, 2002
 (000’s omitted except share data)

	MARCH 29, 2003	DECEMBER 28, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11	$3,536
Receivables, net	16,213	16,740
Inventories:
Finished goods	8,424	6,855
Work in process	1,494	1,523
Raw materials and supplies	5,777	6,214
Prepaid expenses	4,012	3,530
Total current assets	35,931	38,398

Property, plant and equipment, net	33,569	34,033

Goodwill	7,374	7,374
Non-compete agreements	1,347	1,403
Other assets	1,309	1,426

	$79,530	$82,634

LIABILITIES
Current liabilities:
Bank loan payable	$1,000	$—
Current portion of long-term debt	3,296	3,300
Accounts payable and accrued expenses	11,400	13,358
Income taxes	—	308
Total current liabilities	15,696	16,966

Long-term debt	10,135	10,220
Deferred income taxes	3,037	3,037
Other long-term liabilities	2,355	2,422

SHAREHOLDERS’ EQUITY
Common shares, $0.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,982	1,982
Retained earnings	56,455	57,851
Accumulated other comprehensive losses net of tax of $227 and $214 (interest rate swap adjustments)	(371)	(404)
Treasury shares, 802,452 and 790,766, at cost	(10,402)	(10,083)
	48,307	49,989

	$79,530	$82,634

See accompanying notes

CONTINENTAL MATERIALS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
FOR THE THREE MONTHS ENDED MARCH 29, 2003 AND MARCH 30, 2002
(Unaudited)
(000’s omitted except per-share amounts)

	THREE MONTHS ENDED
	MARCH 29, 2003	MARCH 30, 2002

Sales	$23,681	$26,602

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	20,407	21,654
Depreciation, depletion and amortization	1,532	1,506
Selling and administrative	3,878	4,278
	25,817	27,438

Operating loss	(2,136)	(836)

Interest	(161)	(227)
Other income, net	46	100

Loss before income taxes	(2,251)	(963)

Benefit from income taxes	(855)	(356)

Net loss	(1,396)	(607)

Retained earnings, beginning of period	57,851	54,576

Retained earnings, end of period	$56,455	$53,969

Basic loss per share	$(.78)	$(.34)

Average shares outstanding	1,781	1,805

Diluted loss per share	$(.78)	$(.34)

Average shares outstanding	1,781	1,805

See accompanying notes

CONSOLIDATED MATERIALS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 29, 2003 AND MARCH 30, 2002
(Unaudited)
(000’s omitted)

	THREE MONTHS ENDED
	MARCH 29, 2003	MARCH 30, 2002

Net cash used in operating activities	$(3,106)	$(3,063)

Investing activities:
Capital expenditures	(1,027)	(3,324)
Proceeds from sale of property and equipment	16	41
Net cash used in investing activities	(1,011)	(3,283)

Financing activities:
Borrowings under revolving credit facility	1,000	—
Repayment of long term debt	(89)	(134)
Payment to acquire treasury stock	(319)	(58)
Net cash provided (used) by financing activities	592	(192)

Net decrease in cash and cash equivalents	(3,525)	(6,538)
Cash and cash equivalents:
Beginning of period	3,536	7,579

End of period	$11	$1,041

Supplemental disclosures of cash flow items:
Cash paid during the three months for:
Interest	$227	$352
Income taxes	(164)	(6)

See accompanying notes

CONTINENTAL MATERIALS CORPORATION
SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
NOTES TO THE QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED MARCH 29, 2003
(Unaudited)

1.               The unaudited interim consolidated financial statements included herein are prepared pursuant to the rules and regulations for reporting on Form 10-Q.  Accordingly, certain information and footnote disclosures normally accompanying the annual financial statements have been omitted.  The interim financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K including any amendments thereto.  In the opinion of management, the consolidated financial statements include all adjustments (none of which were other than normal recurring adjustments) necessary for a fair statement of the results for the interim periods.

2.               The provision for income taxes is based upon the estimated effective of tax rate of 38% for the year.

3.               As discussed in Note 3 of the Form 10-K filed for the year ended December 28, 2002, the Company amended its term loan agreement modifying the covenant requirements of the Fixed Charge Coverage Ratio.  The amendment was dated March 24, 2003.

4.               Operating results for the first three months of 2003 are not necessarily indicative of performance for the entire year.  Historically, sales of construction materials are higher in the second and third quarters.  Overall, sales of heating and air conditioning products have not shown strong seasonal fluctuations in recent years although product mix has historically yielded higher gross profit margins in the fourth quarter.  (See Note 11 of Notes to Consolidated Financial Statements in the Company’s 2002 Annual Report.)

5                  The following is a reconciliation of the calculation of basic and diluted earnings per share (EPS) for the three months ended March 29, 2003 and March 30, 2002 (amounts in thousands, except per-share amounts):

	Income (Loss)	Shares	Per-share (loss) earnings
March 29, 2003
Basic EPS	$(1,396)	1,781	$(.78)
Effect of dilutive options	—	—
Diluted EPS	$(1,396)	1,781	$(.78)

March 30, 2002
Basic EPS	$(607)	1,805	$(.34)
Effect of dilutive options	—	—
Diluted EPS	$(607)	1,805	$(.34)

6.               The following table presents information about reported segments for the three months ended March 29, 2003 and March 30, 2002 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

	Heating and Air Conditioning	Construction Materials	All Other	Unallocated Corporate	Total
2003
Revenues from external customers	$10,260	$13,350	$70	$1	$23,681
Segment operating (loss) income	813	(2,175)	(13)	(761)	(2,136)
Segment assets	29,354	47,332	102	2,742	79,530

2002
Revenues from external customers	$12,587	$13,979	$36	$—	$26,602
Segment operating (loss) income	1,118	(1,112)	(41)	(801)	(836)
Segment assets	33,111	46,505	64	2,782	82,462

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last annual report.

7.               Identifiable intangible assets as of March 29, 2003 consist of three amortizable non-compete agreements that were carried at $1,347,000 net of $653,000 accumulated amortization.  The pre-tax amortization expense for intangible assets during the quarter ended March 29, 2003 was $56,000.  Based upon the intangible assets recorded on the balance sheet at March 29, 2003, amortization expense for the next five years is estimated to be as follows: 2003 – $225,000, 2004 – $225,000, 2005 – $225,000, 2006 – $216,000, and 2007 – $137,000.

8.               The interest rate swap agreement is reported consistent with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related amendment, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” which require recognition of derivatives as either assets or liabilities and measurement at fair value.  During the three months ended March 29, 2003, a pre-tax gain of $20,000 is reported under comprehensive income as a result of the cash flow hedge as follows (amounts in thousands):

Three Months Ended March 29, 2003
Net loss, as reported	$(1,396)
Swap agreement gain, net of tax effect of $8, for the three months ended March 29, 2003	12
Comprehensive net loss	$(1,384)

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of            Operations

Financial Condition

The cash balance decreased in the normal pattern due to the seasonality of sales and the corresponding production schedules as well as the sales programs related to the evaporative cooler product line.  Operations for the first three months of 2003 used $3,106,000 of cash compared to $3,063,000 in 2002.  The larger loss in 2003 was largely offset by a smaller increase in inventories as compared to the increase in inventories during the first quarter of 2002.  As expected, capital spending was much lower during the quarter as compared to the prior year’s quarter.  Current expenditures were primarily for the construction materials segment and related to the opening of the Brighton batch plant during March 2003 and several projects associated with the new aggregates and concrete batching operations on the east side of Pueblo.  The unusually high level of capital spending during the 2002 quarter related to four major projects as described in the Management’s Discussion and Analysis section of the Company’s 2002 Annual Report.  The Company anticipates that the level of capital spending in 2003 will be significantly reduced compared to the spending in recent years.

During March, 2003, the Company amended the revolving credit and term loan agreement with its two banks to extend the termination date of the revolving loan to June 15, 2005 and to revise the fixed charge coverage ratio requirement (as defined in the agreement) for the first three quarters of 2003.

The Company believes that the existing cash balances and anticipated cash flow, supplemented by seasonal borrowings against the revolving line of credit, (of which $1,000,000 was outstanding at March 29, 2003) will be sufficient to cover expected cash needs, including servicing debt and planned capital expenditures for at least the next twelve months.  Historically, the Company’s borrowings against the revolving credit facility peak during the second quarter and decline over the remainder of the year.

Operations - Comparison of Quarter Ended March 29, 2003 to Quarter Ended March 30, 2002

Consolidated sales during the first quarter of 2003 decreased $2,921,000 to $23,681,000 when compared to the first quarter of 2002.  The sales of the construction materials segment declined $629,000 or 4.5%.  Excluding the sales of McKinney Door and Hardware, Inc., purchased on April 1, 2002, the decline would have been 16.1%.  A reduced level of construction activity along the Front Range in Colorado combined with inclement weather, including a near record snowfall on March 17, 2003, sharply reduced sales volumes.  The diminished demand lead to increased price competition resulting in lower ready-mixed concrete prices, most notably in the Denver metropolitan area.  The weather also hindered production at all of our aggregates operations.  The heating and air conditioning segment reported a $2,327,000 decrease in sales.  A sharp decline in fan coil sales and lower evaporative cooler sales combined to account for the segment’s decrease.  The decline in evaporative cooler sales was primarily due to a change in shipping schedules of a few large wholesale accounts.  The Company expects that the reduced sales of evaporative coolers will be made up in the second quarter.  Fan coil sales continue to reflect the deepening nationwide slump in commercial construction, notably hotel construction.

Consolidated cost of sales (exclusive of depreciation and depletion) as a percentage of sales increased from 81.4% to 86.2%.  The increase was experienced by both segments, although the construction materials segment was more severely affected.  The higher cost ratio in the construction materials segment was the result of the reduced volume, higher operating costs, particularly maintenance and fuel, and lower selling prices due to the competitive pressures discussed above.  The heating and air conditioning segment also reported an increase primarily due to the fan coil product line where reduced production levels increased unit costs.

Selling and administrative expenses declined $400,000.  As a percentage of sales, selling and administrative expenses increased slightly from 16.1% to 16.4% for the current quarter.  The savings were the result of lower headcount and cost savings measures primarily in the heating and air conditioning segment.  The slight increase as a percentage of sales was due to the decline in sales and the fixed nature of some of the expenses.

Net interest expense declined from $227,000 to $161,000 largely due to interest received on a state tax refund.  The effect of decreased levels of debt on interest expense was largely offset by the reduction of interest earned on the investment of excess cash compared to the prior year.  The decrease in the interest earned was a combination of lower amounts invested and lower rates paid.

Historically, the Company has experienced operating losses during the first quarter except when the construction activity is strong and the weather is mild along the Front Range in Colorado.

OUTLOOK

The weak construction market in Colorado and the depressed commercial construction market nationwide, notably hotel construction, is expected to continue for at least the near future and may not improve during the balance of 2003.

NEW ACCOUNTING STANDARDS

On December 30, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” This standard requires recording the fair value of a liability for an asset retirement obligation in the period in which it is incurred. In connection with permits to mine aggregate deposits in Colorado, the Company is obligated to reclaim the mined areas.  The Company records a reserve for future reclamation work to be performed at its various aggregate operations based upon estimates of the recoverable quantities of rock and sand available in each location combined with an estimate of the total expense that will be incurred to reclaim a property.  Provision is made based upon the units of production method.  Reclamation costs are charged to operations as the properties are mined.  Actual reclamation costs are charged against the reserve.  The adequacy of the recorded reserve is assessed annually.  Estimates of both the quantities of recoverable material and the cost of reclamation are periodically updated with the assistance of an independent professional.  Reclamation on any mining property is performed soon after each section of the deposit is mined.  Reclamation is substantially complete by the time the entire deposit is depleted.  The Company believes that this approach, which had been previously used to establish the annual expense and the reserve recorded for future reclamation obligations, continues to provide the best estimate of the fair value of these obligations.   Therefore the adoption of SFAS No. 143 did not have an impact on the Company’s consolidated balance sheet or consolidated statement of operations as of December 30, 2002.

If the provisions of Statement 143 had been adopted effective December 30, 2001, there would have been no impact on earnings per share, net of income tax effect. Since a change in earnings per share would not have occurred, proforma earnings per share disclosures are not presented.

FORWARD-LOOKING STATEMENTS

The foregoing discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended.  Such forward-looking statements are based on the beliefs of the Company’s management as well as on assumptions made by and information available to the Company at the time such statements were made.  When used in this Report, words such as “anticipates,” “believes,” “contemplates,” “estimates,” “expects,” “plans,” “projects,” and similar expressions are intended to identify forward-looking statements.  Actual results could differ materially from those projected in the forward-looking statements as a result of factors including but not limited to: weather, interest rates, availability of raw materials and their related costs, economic conditions and competitive forces.  Changes in accounting pronouncements could also alter projected results.  Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.

Item 3.                       Quantitative And Qualitative Disclosures About Market Risk

There have been no changes in the market risks that the Company is exposed to since those discussed in the Company’s 2002 Annual Report on Form 10-K.  At March 29, 2003, the amount subject to the interest rate swap agreement was $12,000,000.  Also see Note 8 to the quarterly financial statements above.

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

PART II -  Other Information

Item 6.                       Exhibits and Reports on Form 8-K

(a)            Exhibits

Exhibit No.	Description

10.1	Eighth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)           Registrant filed no reports on Form 8-K during the quarter ended March 29, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION

Date:	May 13, 2003	By:	/S/ Joseph J. Sum
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

Date: May 13, 2003

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

Date: May 13, 2003

	By:	/s/ Joseph J. Sum
Joseph J. Sum Vice President and Chief Financial Officer