Form 10-Q
period 2003-06-28
CONTINENTAL MATERIALS CORP
filed 2003-08-07
CIK 24104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No  ☒

Number of common shares outstanding at July 28, 2003	1,744,715

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

CONTINENTAL MATERIALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 28, 2003 and DECEMBER 28, 2002

(000’s omitted except share data)

	JUNE 28, 2003	DECEMBER 28, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$3,536
Receivables, net	23,595	16,740
Inventories:
Finished goods	6,582	6,855
Work in process	1,614	1,523
Raw materials and supplies	6,109	6,214
Prepaid expenses	3,184	3,530
Total current assets	41,084	38,398

Property, plant and equipment, net	32,622	34,033

Goodwill	7,374	7,374
Non-compete agreements	1,292	1,403
Other assets	1,283	1,426

	$83,655	$82,634

LIABILITIES
Current liabilities:
Bank loan payable	$2,900	$—
Current portion of long-term debt	3,310	3,300
Accounts payable and accrued expenses	14,887	13,358
Income taxes	—	308
Total current liabilities	21,097	16,966

Long-term debt	8,500	10,220
Deferred income taxes	3,037	3,037
Other long-term liabilities	2,368	2,422

SHAREHOLDERS’ EQUITY
Common shares, $0.25 par value; authorized 3,000,000; issued 2,574,264 shares	643	643
Capital in excess of par value	1,982	1,982
Retained earnings	57,466	57,851
Accumulated other comprehensive losses net of tax of $217 and $214 (interest rate swap adjustments)	(404)	(404)
Treasury shares, 829,549 and 790,766, at cost	(11,034)	(10,083)
	48,653	49,989

	$83,655	$82,634

See accompanying notes

CONTINENTAL MATERIALS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
FOR THE THREE MONTHS ENDED JUNE 28, 2003 AND JUNE 29, 2002

(Unaudited)
(000’s omitted except per-share amounts)

	JUNE 28, 2003	JUNE 29, 2002

Sales	$34,620	$37,423

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	26,694	28,578
Depreciation, depletion and amortization	1,595	1,545
Selling and administrative	4,497	4,614
	32,786	34,737

Operating income	1,834	2,686

Interest	(198)	(265)
Other income, net	22	247

Income before income taxes	1,658	2,668

Provision for income taxes	647	953

Net income	1,011	1,715

Retained earnings, beginning of period	56,455	53,969

Retained earnings, end of period	$57,466	$55,684

Basic earnings per share	$.57	$.95

Average shares outstanding	1,765	1,799

Diluted earnings per share	$.56	$.94

Average shares outstanding	1,799	1,835

See accompanying notes

CONTINENTAL MATERIALS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
FOR THE SIX MONTHS ENDED JUNE 28, 2003 AND JUNE 29, 2002

(Unaudited)
(000’s omitted except per-share amounts)

	JUNE 28, 2003	JUNE 29, 2002

Sales	$58,301	$64,026

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	47,101	50,233
Depreciation, depletion and amortization	3,127	3,051
Selling and administrative	8,375	8,892
	58,603	62,176

Operating (loss) income	(302)	1,850

Interest	(359)	(492)
Other income, net	68	347

(Loss) income before income taxes	(593)	1,705

(Benefit) provision for income taxes	(208)	597

Net (loss) income	(385)	1,108

Retained earnings, beginning of period	57,851	54,576

Retained earnings, end of period	$57,466	$55,684

Basic earnings per share	$(.22)	$.62

Average shares outstanding	1,773	1,802

Diluted earnings per share	$(.22)	$.60

Average shares outstanding	1,773	1,837

See accompanying notes

CONSOLIDATED MATERIALS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 28, 2003 AND JUNE 29, 2002

(Unaudited)
(000’s omitted)

	JUNE 28, 2003	JUNE 29, 2002

Net cash used in operating activities	$(2,170)	$(3,017)

Investing activities:
Acquisitions of subsidiaries, net of cash acquired	—	(2,125)
Capital expenditures	(1,684)	(5,374)
Proceeds from sale of property and equipment	79	164
Net cash used in investing activities	(1,605)	(7,335)

Financing activities:
Borrowings under revolving credit facility	2,900	5,000
Repayment of long term debt	(1,710)	(1,750)
Payment to acquire treasury stock	(951)	(221)
Net cash provided by financing activities	239	3,029

Net decrease in cash and cash equivalents	(3,536)	(7,323)
Cash and cash equivalents:
Beginning of period	3,536	7,579

End of period	$—	$256

Supplemental disclosures of cash flow items:
Cash paid (refunded) during the six months for:
Interest	$455	$646
Income taxes	(156)	(78)

See accompanying notes

CONTINENTAL MATERIALS CORPORATION
SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
NOTES TO THE QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED JUNE 28, 2003

(Unaudited)

1.               The unaudited interim consolidated financial statements included herein are prepared pursuant to the rules and regulations for reporting on Form 10-Q.  Accordingly, certain information and footnote disclosures normally accompanying the annual financial statements have been omitted.  The interim financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Report on Form 10-K for the year ended December 28, 2002, including any amendments thereto (2002 Annual Report).  In the opinion of management, the consolidated financial statements include all adjustments (none of which were other than normal recurring adjustments) necessary for a fair statement of the results for the interim periods.

2.               The provision for income taxes is based upon the estimated effective tax rate of 35% for the year.

3.               Operating results for the first six months of 2003 are not necessarily indicative of performance for the entire year.  Historically, sales of construction materials are higher in the second and third quarters.  Overall, sales of heating and air conditioning products have not shown strong seasonal fluctuations in recent years although product mix has historically yielded higher gross profit margins in the fourth quarter.  (See Note 11 of Notes to Consolidated Financial Statements in the Company’s 2002 Annual Report.)

4.               During the quarter ended June 28, 2003, the Company exceeded the dollar amount allowed for treasury share repurchases as stipulated in a covenant in its term loan agreement.  A waiver of the Company’s compliance with this covenant was obtained as of June 17, 2003.

5.               The following is a reconciliation of the calculation of basic and diluted earnings (loss) per share (EPS) for the three and six months ended June 28, 2003 and June 29, 2002 (amounts in thousands except per-share data).

	Three months ended			Six months ended
	Income	Shares	Per- share earnings	(Loss) income	Shares	Per-share (loss) earnings
June 28, 2003
Basic EPS	$1,011	1,765	$.57	$(385)	1,773	$(.22)
Effect of dilutive options	—	34		—	—
Diluted EPS	$1,011	1,799	$.56	$(385)	1,773	$(.22)

June 29, 2002
Basic EPS	$1,715	1,799	$.95	$1,108	1,802	$.62
Effect of dilutive options	—	36		—	35
Diluted EPS	$1,715	1,835	$.94	$1,108	1,837	$.60

6.               The following table presents information about the Company’s reported segments for the six-month and three-month periods ended June 28, 2003 and June 29, 2002 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands).

	Heating and Air Conditioning	Construction Materials	All Other	Unallocated Corporate	Total
2003
Six Months
Revenues from external customers	$24,603	$33,541	$156	$1	$58,301
Operating income	1,744	(628)	(8)	(1,410)	(302)
Assets	30,629	50,370	15	2,641	83,655
Three Months
Revenues from external customers	14,343	20,191	86	—	34,620
Operating income	931	1,547	5	(649)	1,834

2002
Six Months
Revenues from external customers	$27,145	$36,807	$73	$1	$64,026
Operating income	2,195	1,295	(89)	(1,551)	1,850
Assets	34,937	53,016	51	1,851	89,855
Three Months
Revenues from external customers	14,558	22,827	37	1	37,423
Operating income	1,077	2,407	(48)	(750)	2,686

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the 2002 Annual Report.

7.               On April 1, 2002, the Company acquired all of the stock of McKinney Door and Hardware, Inc. (MDHI), a refabricator and distributor of metal doors, wood doors and related hardware.  MDHI operates from one facility in Pueblo, Colorado.  The $2,125,000 purchase price, net of cash received and $1,129,000 of liabilities and debt, was funded by available cash balances and credit sources.  The unallocated excess purchase price over fair value of net assets acquired of $900,000 has been classified as goodwill.  The acquisition has been accounted for under the purchase method and accordingly, the operating results of MDHI have been included in the consolidated results since the date of acquisition.

Identifiable intangible assets as of June 28, 2003 consist of three amortizable non-compete agreements and were carried at $1,292,000 net of $708,000 accumulated amortization.  The pre-tax amortization expense for intangible assets during the six-month and three-month periods ended June 28, 2003 was $111,000 and $55,000, respectively.  Based upon the intangible assets recorded on the balance sheet at June 28, 2003, amortization expense for the next five years is estimated to be as follows: 2003 – $225,000, 2004 – $225,000, 2005 – $225,000, 2006 – $216,000, and 2007 – $137,000.

8.               The interest rate swap agreement is reported consistent with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related amendment, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” which require recognition of derivatives as either assets or liabilities and measurement at fair value.  During the three-month and six-month periods ended June 28, 2003, pre-tax losses of $23,000 and $3,000, respectively, are reported under comprehensive income (loss) as a result of the cash flow hedge as follows (amounts in thousands):

	Three Months Ended June 28, 2003	Six Months Ended June 28, 2003
Net income (loss), as reported	$1,011	$(385)
Swap agreement (loss) gain, net of tax effect of $9 and $3, respectively, for the three months and six months ended June 28, 2003	(14)	—
Comprehensive net income (loss)	$997	$(385)

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

Financial Condition, Liquidity and Capital Resources (See pages 2, 4 and 5)

Historically, the Company has experienced operating losses during the first quarter except when the weather is mild along the Front Range in Colorado.  Operating results typically improve in the second and third quarters reflecting more favorable weather conditions in Colorado and the seasonal sales of evaporative coolers.  Fourth quarter results can vary based on weather conditions in Colorado as well as in the principal markets for the Company’s heating equipment.  Sales of fan coils are generally not subject to seasonal variation.  Reflecting the operating results and the use of sales dating programs related to the evaporative cooler product line, the cash balance is normally depleted during the first or second quarter of the year.  The Company’s borrowings against the revolving credit facility peak during the second quarter and decline over the remainder of the year. This trend has continued valid thus far in 2003.

The cash balance decreased consistent with the normal trend due to the seasonality of sales as well as the sales programs related to the evaporative cooler product line.  Operations used $2,170,000 of cash during the first six months of 2003 compared to using $3,017,000 of cash in the first six months of 2002.  Reduced working capital requirements in the first half of 2003 more than offset the lower earnings.  A significant reduction in evaporative cooler inventories in the second quarter of 2003 (see discussion below) was a principal factor in the reduced working capital requirements.

Capital expenditures in the first six months of 2003 were $1,684,000 compared to $5,374,000 in the first half of 2002.  The majority of the capital spending was in the construction materials segment and related to the opening of the Brighton, Colorado batch plant during March 2003 and several projects associated with the new aggregates and concrete batching operations on the east side of Pueblo. The unusually high level of capital spending during the first six months of 2002 related to four major projects as described in the Management’s Discussion and Analysis section of the Company’s 2002 Annual Report.  The Company anticipates that the level of capital spending in 2003 will reflect the decline in sales volume and be significantly reduced compared to the spending in recent years.

The Company expects that the operating cash flow from its subsidiaries, supplemented by the revolving line of credit (of which $2,900,000 was outstanding at June 28, 2003) will be sufficient to cover anticipated cash requirements, including debt service and planned capital expenditures for the next twelve months.

Operations – Comparison of Quarter Ended June 28, 2003 to Quarter Ended June 29, 2002 (See page 3)

Consolidated sales during the quarter ended June 30, 2003 decreased $2,803,000 (7.5%) when compared to the quarter ended June 29, 2002.  Sales decreased $2,636,000 (11.5%) in the construction materials segment.  The reduced level of construction activity along the Front Range in Colorado lead to reduced volumes and increased price competition resulting in lower ready-mixed concrete prices, most notably in the Denver metropolitan area.  The reduced volume combined with the lower prices account for the diminished sales level.  The heating and air conditioning segment reported a modest $215,000 (1.5%) decline in sales.  A sharp decline in fan coil sales was partially offset by strong evaporative cooler sales during the 2003 quarter.  The increase in evaporative cooler sales was primarily due to a change in shipping schedules of a few large wholesale accounts in 2003, which resulted in a shift of sales from the first quarter to the second quarter.  Hot, dry weather in the markets served also aided cooler sales.  Fan coil sales continue to reflect the nationwide slump in commercial construction, notably hotel construction.

Consolidated cost of sales (exclusive of depreciation and depletion) as a percentage of sales increased from 76.4% to 77.1%.  The increase was experienced by both segments although the construction materials segment was more severely affected.  The higher cost ratio in the construction materials segment was the result of the reduced volume, lower selling prices and higher operating costs, particularly maintenance and fuel.  The heating and air conditioning segment also reported an increase in the cost of sales percentage due to the reduced production levels of fan coils, which increased unit costs, and a change in product mix of sales in the evaporative cooler line to lower margin items.

Net interest expense declined primarily due to the lower term loan balance as well as lower borrowings against the revolving credit facility during the second quarter of 2003.

Other income declined due to the inclusion of gains on the sale of property and equipment during the quarter ended June 29, 2002.

Operations - Comparison of Six Months Ended June 28, 2003 to Six Months Ended June 29, 2002 (See page 4)

Consolidated sales for the six months ended June 28, 2003 decreased $5,725,000 (8.9%) when compared to the six months ended June 29, 2002.  Sales in the construction materials segment declined $3,266,000 (8.9%) despite the acquisition of McKinney Door and Hardware, Inc. on April 1, 2002.  The decline was due to the reasons noted above.  In addition, inclement weather during the first quarter of 2003, including a near record snowfall on March 17th along Colorado’s Front Range, hampered sales.  The heating and air conditioning segment reported a $2,542,000 (9.4%) decrease in sales.  The decline was primarily due to the depressed fan coil market.

Cost of sales (exclusive of depreciation and depletion) as a percentage of sales increased from 78.5% to 80.8%.  The cost of sales percentage in the construction materials segment increased for the reasons noted above.  In addition, the aforementioned inclement weather during the first quarter of 2003 adversely affected production.  Cost of sales in the heating and air conditioning segment increased for the reasons noted above.

Net interest expense declined primarily due to the reasons noted above and receipt during the first quarter of 2003 of approximately $62,000 of interest related to state tax refunds.

Other income declined for the reason noted above.

OUTLOOK

The weak construction market in Colorado and the depressed commercial construction market nationwide, notably hotel construction, along with their above noted effects on the Company, are expected to continue for at least the near future and may not improve during the balance of 2003.

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

Item 3.   Quantitative And Qualitative Disclosures About Market Risk

There have been no changes in the market risks that the Company is exposed to since those discussed in the Company’s 2002 Annual Report on Form 10-K.  At June 28, 2003, the amount subject to the interest rate swap agreement was $12,000,000.  Also see Note 8 above in the notes to financial statements.

Item 4.   Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures.

The Company’s chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on their evaluation, they have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its subsidiaries) required to be disclosed in this quarterly report and no changes are required at this time.

Changes in internal controls.

There were no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

Item 4.                       Submission of Matters to a Vote of Security Holders

(a)                                  The 2003 Annual Meeting of the Stockholders of the Company was held on May 28, 2003.

(b)                                 At that meeting, three individuals, all of whom are current directors, were nominated and elected to serve until the 2006 Annual Meeting by the following votes:

Director	Shares For	Shares Against	Shares Withheld
Thomas H. Carmody	1,610,488	—	3,760
Ronald J. Gidwitz	1,610,488	—	3,760
Darrell M. Trent	1,610,488	—	3,760

There were no broker non-votes.

The following directors’ terms of office continued after the 2003 Meeting until the Annual Meetings of the years as noted:

Directors	Expiration of Term
James G. Gidwitz	2004
Betsy R. Gidwitz	2004
Joseph J. Sum	2004
Ralph W. Gidwitz	2005
Theodore R. Tetzlaff	2005
Peter E. Thieriot	2005

(c)                                  In addition to the above election, the appointment of the independent auditing firm of PricewaterhouseCoopers LLP was ratified by the following vote:

For	Against	Abstain
1,609,748	2,520	1,980

There were no broker non-votes.

(d)                                 No other matters were submitted for vote.

Item 6.                    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Registrant filed no reports on Form 8-K during the quarter ended June 28, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION

Date:	July 30,2003	By:	/S/ Joseph J. Sum
Joseph J. Sum, Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002