Form 10-Q
period 2003-09-27
CONTINENTAL MATERIALS CORP
filed 2003-11-05
CIK 24104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 27, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒   No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐   No   ☒

Number of common shares outstanding at November 3, 2003               1,734,763

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 27, 2003 and DECEMBER 28, 2002

(000’s omitted except share data)

	SEPTEMBER 27, 2003	DECEMBER 28, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,650	$3,536
Receivables, net	17,115	16,740
Inventories:
Finished goods	7,654	6,855
Work in process	1,300	1,523
Raw materials and supplies	6,059	6,214
Prepaid expenses	3,285	3,530
Total current assets	39,063	38,398

Property, plant and equipment, net	31,383	34,033

Goodwill	7,374	7,374
Non-compete agreements	1,235	1,403
Other assets	1,366	1,426

	$80,421	$82,634

LIABILITIES
Current liabilities:
Current portion of long-term debt	$1,890	$3,300
Accounts payable and accrued expenses	13,869	13,358
Income taxes	—	308
Total current liabilities	15,759	16,966

Long-term debt	9,875	10,220
Deferred income taxes	3,037	3,037
Other long-term liabilities	2,338	2,422

SHAREHOLDERS’ EQUITY
Common shares, $0.25 par value; authorized 3,000,000; issued 2,574,264	643	643
Capital in excess of par value	1,982	1,982
Retained earnings	58,173	57,851
Accumulated other comprehensive losses net of tax of $174 and $216 (interest rate swap adjustments)	(324)	(404)
Treasury shares, 830,759 and 790,766 at cost	(11,062)	(10,083)
	49,412	49,989

	$80,421	$82,634

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE THREE MONTHS ENDED SEPTEMBER 27, 2003 AND SEPTEMBER 28, 2002

(Unaudited)

(000’s omitted except per share amounts)

	SEPTEMBER 27, 2003	SEPTEMBER 28, 2002

Sales	$30,139	$32,503

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	23,382	24,933
Depreciation, depletion and amortization	1,517	1,536
Selling and administrative	4,036	4,303
	28,935	30,772

Operating income	1,204	1,731

Interest	(206)	(223)
Other income, net	91	85

Income before income taxes	1,089	1,593

Provision for income taxes	382	557

Net income	707	1,036

Retained earnings, beginning of period	57,466	55,684

Retained earnings, end of period	$58,173	$56,720

Basic earnings per share	$.41	$.58

Average shares outstanding	1,744	1,787

Diluted earnings per share	$.40	$.57

Average shares outstanding	1,779	1,823

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE NINE MONTHS ENDED SEPTEMBER 27, 2003 AND SEPTEMBER 28, 2002

(Unaudited)

(000’s omitted except per share amounts)

	SEPTEMBER 27, 2003	SEPTEMBER 28, 2002

Sales	$88,440	$96,529

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	70,483	75,166
Depreciation, depletion and amortization	4,644	4,587
Selling and administrative	12,411	13,195
	87,538	92,948

Operating income	902	3,581

Interest	(565)	(715)
Other income, net	159	432

Income before income taxes	496	3,298

Provision for income taxes	174	1,154

Net income	322	2,144

Retained earnings, beginning of period	57,851	54,576

Retained earnings, end of period	$58,173	$56,720

Basic earnings per share	$.18	$1.19

Average shares outstanding	1,763	1,797

Diluted earnings per share	$.18	$1.17

Average shares outstanding	1,798	1,832

See accompanying notes

CONSOLIDATED MATERIALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 27, 2003 AND SEPTEMBER 28, 2002

(Unaudited)

(000’s omitted)

	SEPTEMBER 27, 2003	SEPTEMBER 28, 2002

Net cash provided by operating activities	$4,653	$3,846

Investing activities:
Acquisitions of subsidiaries, net of cash received	—	(2,125)
Capital expenditures	(1,988)	(6,740)
Investment in mining partnership	(30)	—
Proceeds from sale of property and equipment	213	164
Net cash used in investing activities	(1,805)	(8,701)

Financing activities:
Repayments of long term debt	(1,755)	(1,899)
Payments to acquire treasury stock	(979)	(548)
Net cash used in financing activities	(2,734)	(2,447)

Net increase (decrease) in cash and cash equivalents	114	(7,302)
Cash and cash equivalents:
Beginning of period	3,536	7,579

End of period	$3,650	$277

Supplemental disclosures of cash flow items:
Cash paid during the nine months for:
Interest	$689	$906
Income taxes	(140)	812

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

NOTES TO THE QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED SEPTEMBER 27, 2003

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

3.               The Company signed a new Revolving Credit and Term Loan Agreement (the “Credit Agreement”) in September 2003 providing for a revolving credit facility in the amount of $10,000,000 and a term loan facility in the original principal amount of $11,500,000.  Both facilities are unsecured.  The term loan is payable in escalating quarterly installments with final payment of all then unpaid principal, on June 30, 2008.  The loan bears interest at prime or an adjusted LIBOR rate.

The Company is required by the Credit Agreement to maintain certain levels of consolidated tangible net worth, to attain certain levels of cash flow (as defined) on a rolling four-quarter basis, and to maintain certain ratios including consolidated debt to earnings before interest, taxes, depreciation and amortization and excluding extraordinary items.  Additional borrowing, acquisition of stock of other companies, purchase of treasury shares and payment of cash dividends are either limited or require prior approval by the lenders.

The term loan debt matures as follows under the Credit Agreement (amounts in thousands):

2003	$750
2004	1,750
2005	2,000
2006	2,500
2007	3,000
2008	1,500
$11,500

The revolving credit facility is used for short-term cash needs and standby letters of credit.  Interest is charged at prime or adjusted LIBOR rates on cash borrowings.  There was no balance outstanding against the revolving credit facility as of September 27, 2003.

4.               Operating results for the first nine months of 2003 are not necessarily indicative of performance for the entire year.  Historically, sales of construction materials are higher in the second and third quarters.  Overall, sales of heating and air conditioning products have not shown strong seasonal fluctuations in recent years although product mix has historically yielded higher gross profit margins in the fourth quarter.  (See Note 11 of Notes to Consolidated Financial Statements in the Company’s 2002 Annual Report.)

5.               The following is a reconciliation of the calculation of basic and diluted earnings per share (EPS) for the three and nine months ended September 27, 2003 and September 28, 2002 (amounts in thousands except per share data).

	Three months ended			Nine months ended
	Income	Shares	Per-share earnings	Income	Shares	Per-share earnings
September 27, 2003
Basic EPS	$707	1,744	$.41	$322	1,763	$.18
Effect of dilutive options	—	35		—	35
Diluted EPS	$707	1,779	$.40	$322	1,798	$.18

September 28, 2002
Basic EPS	$1,036	1,787	$.58	$2,144	1,797	$1.19
Effect of dilutive options	—	36		—	35
Diluted EPS	$1,036	1,823	$.57	$2,144	1,832	$1.17

6.               The following table presents information about the Company’s reported segments for the nine-month and three-month periods ended September 27, 2003 and September 28, 2002 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands).

	Heating and Air Conditioning	Construction Materials	All Other	Unallocated Corporate	Total
2003 Nine Months
Revenues from external customers	$34,627	$53,569	$242	$2	$88,440
Operating income	2,405	607	2	(2,112)	902
Assets	25,007	49,179	132	6,103	80,421
Three Months
Revenues from external customers	10,024	20,028	86	1	30,139
Operating income	661	1,235	10	(702)	1,204

2002 Nine Months
Revenues from external customers	$38,266	$58,152	$109	$2	$96,529
Operating income	2,919	3,138	(98)	(2,378)	3,581
Assets	30,289	52,989	74	1,274	84,626
Three Months
Revenues from external customers	11,121	21,345	36	1	32,503
Operating income	724	1,843	(9)	(827)	1,731

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

Identifiable intangible assets as of September 27, 2003 consist of three amortizable non-compete agreements and were carried at $1,235,000 net of $765,000 accumulated amortization.  The pre-tax amortization expense for intangible assets during the nine-month and three-month periods ended September 27, 2003 was $168,000 and $57,000, respectively.  Based upon the intangible assets recorded on the balance sheet at September 27, 2003, amortization expense for the next five years is estimated to be as follows: 2003 - $225,000, 2004 - $225,000, 2005 - $225,000, 2006 - $216,000, and 2007 - $137,000.

8.               The interest rate swap agreement is reported consistent with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related amendment, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” which require recognition of derivatives as either assets or liabilities and measurement at fair value.  During the three-month and nine-month periods ended September 27, 2003, pre-tax gains of $120,000 and $123,000, respectively, are reported under comprehensive income as a result of the cash flow hedge as follows (amounts in thousands):

	Three Months Ended September 27, 2003	Nine Months Ended September 27, 2003
Net Income, as reported	$707	$322
Swap agreement gain, net of tax effect of $40 and $43, respectively, for the three months and nine months ended September 27, 2003	80	80
Comprehensive net income	$787	$402

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition (See pages 2, 4 and 5)

Historically, the Company has experienced operating losses during the first quarter except when the weather is mild along the Front Range in Colorado.  Operating results typically improve in the second and third quarters reflecting more favorable weather conditions in Colorado and the seasonal sales of evaporative coolers.  Fourth quarter results can vary based on weather conditions in Colorado as well as in the principal markets for the Company’s heating equipment.  Sales of fan coils are generally not subject to seasonal variation.  Reflecting the operating results and the use of sales dating programs related to the evaporative cooler product line, the cash balance is normally depleted during the first or second quarter of the year.  The Company’s borrowings against the revolving credit facility tend to peak during the second quarter and decline over the remainder of the year. This trend has continued thus far in 2003.

The cash balance increased consistent with the normal trend due to the seasonality of sales as well as the collection of evaporative cooler receivables related to the sales dating programs.  Operations provided $4,653,000 in cash flow in the first nine months of 2003 compared to $3,846,000 in the first nine months of 2002.  Relative changes in accounts payable and accruals (including income taxes) between the periods were responsible for approximately $1,300,000 of the increase.  The increase in inventories during the first nine months of 2003 used approximately $1,200,000 less cash than had been used during the first nine months of 2002.  The decline in 2003 net earnings compared to 2002 ($1,822,000) partially offset the positive cash flow effects of inventories, accounts payable and accruals.

The Company acquired MDHI for $2,125,000 at the beginning of the second quarter of 2002.  Short term borrowings used for a portion of the purchase were repaid during the third quarter of 2002 from operating cash flow.

Capital expenditures in the first nine months of 2003 were $1,988,000 compared to $6,740,000 in the first nine months of 2002.  The majority of the capital spending in 2003 was in the construction materials segment and related to the opening of the Brighton, Colorado batch plant during March 2003 and several projects associated with the new aggregates and concrete batching operations on the east side of Pueblo. The unusually high level of capital spending during the first nine months of 2002 related to four major projects as described in the Management’s Discussion and Analysis section of the Company’s 2002 Annual Report.  The Company has reduced the level of capital spending in 2003 in response to the decline in sales and production volume especially in the construction materials segment.

The Company expects that the operating cash flow from its subsidiaries, supplemented by the revolving line of credit (of which none was outstanding at September 27, 2003) will be sufficient to cover anticipated cash requirements, including debt service and planned capital expenditures for the next twelve months.

Operations - Comparison of Quarter Ended September 27, 2003 to Quarter Ended September 28, 2002 (See page 3)

Consolidated sales during the quarter ended September 27, 2003 declined $2,364,000 (7.3%) when compared to the quarter ended September 28, 2002.  Sales decreased $1,317,000 (6.2%) in the construction materials segment. The reduced level of construction activity along the Front Range in Colorado lead to lower volumes and increased price competition resulting in lower ready-mixed concrete prices, most notably in the Denver metropolitan area.  The reduced volume combined with the lower prices account for the diminished sales level.  Sales in the heating and air conditioning segment declined $1,097,000 (9.9%).  A sharp decline in fan coil sales combined with modestly lower furnace sales was responsible for the lower sales.  Fan coil sales continue to reflect the nationwide slump in commercial construction, notably hotel construction.  Partially offsetting the decline in fan coil and furnace sales was an increase in evaporative cooler sales driven primarily by hot, dry weather that persisted later in the year than normal.

Consolidated cost of sales (exclusive of depreciation and depletion), as a percentage of sales, increased 0.9% to 77.6% for the quarter ended September 27, 2003 as compared to the 2002 quarter.  The increase was incurred exclusively by the construction materials segment.  The higher cost ratio in the construction materials segment was the result of the reduced volume, lower selling prices and higher operating costs, particularly maintenance.  The cost of sales percentage for the heating and air conditioning segment was virtually unchanged.

Selling and administrative expenses declined slightly in tandem with the diminished sales.

Operations - Comparison of Nine Months Ended September 27, 2003 to Nine Months Ended September 28, 2002 (See page 4)

Consolidated sales for the nine months ended September 27, 2003 decreased $8,089,000 (8.4%) when compared to the nine months ended September 28, 2002.  Sales in the construction materials segment declined $4,583,000 (7.9%) despite the acquisition of McKinney Door and Hardware, Inc. on April 1, 2002.  The decline was due to the reasons noted above.  In addition, inclement weather during the first quarter of 2003, including a near record snowfall on March 17th along Colorado’s Front Range, hampered sales.  The heating and air conditioning segment reported a $3,639,000 (9.5%) decrease in sales.  The decline was primarily due to the depressed fan coil market.

Cost of sales (exclusive of depreciation and depletion) as a percentage of sales increased from 77.9% for the nine months ended September 28, 2002 to 79.7% for the nine months ended September 27, 2003.  The cost of sales percentage in the construction materials segment increased for the reasons noted above.  In addition, the aforementioned inclement weather during the first quarter of 2003 adversely affected production.  The heating and air conditioning segment reported an increase in the cost of sales percentage due to the reduced production levels of fan coils, which increased unit costs, and a change in product mix of sales in the evaporative cooler line to lower margin items.

Selling and administrative expenses declined slightly in tandem with the diminished sales.

Net interest expense declined primarily due to the lower term loan balance in 2003, lower borrowings against the revolving credit facility during the second quarter of 2003 and receipt during the first quarter of 2003 of approximately $62,000 of interest related to state tax refunds.

OUTLOOK

The weak construction market in Colorado and the depressed commercial construction market nationwide, notably hotel construction, along with their above noted effects on the Company, are expected to continue for the balance of 2003.

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

Item 3.   Quantitative And Qualitative Disclosures About Market Risk

There have been no changes in the market risks that the Company is exposed to since those discussed in the Company’s 2002 Annual Report on Form 10-K.  At September 27, 2003, the amount subject to the interest rate swap agreement was $10,500,000.  Also see Note 8 above in the notes to financial statements.

Item 4.   Disclosure Controls and Procedures

(a)   Evaluation of disclosure controls and procedures.

The Company’s chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on their evaluation, they have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its subsidiaries) required to be disclosed in this quarterly report and no changes are required at this time.

(b)   Changes in internal controls over financial reporting.

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

10 Revolving Credit and Term Loan Agreement, dated as of September 5, 2003, by and among the Company and LaSalle Bank National Association and Fifth Third Bank.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Registrant filed one report on Form 8-K during the quarter ended September 27, 2003.  The report, dated August 8, 2003, related to the press release disclosing the results of the registrant’s operations for the second quarter of 2003 issued July 29, 2003.

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION

Date:	November 5, 2003	By:	/S/ Joseph J. Sum
Joseph J. Sum, Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

10	Revolving Credit and Term Loan Agreement, dated as of September 5, 2003, by and among the Company and LaSalle Bank National Association and Fifth Third Bank.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002