Form 10-K
period 2004-01-03
CONTINENTAL MATERIALS CORP
filed 2004-04-01
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2004

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

Yes  ☐        No  ☒

The aggregate market value (based on June 28, 2003 closing price) of voting stock held by non-affiliates of registrant: Approximately $19,604,000.

Number of common shares outstanding at March 26, 2004: 1,709,927.

Incorporation by reference: Portions of registrant’s definitive proxy statement for the 2003 Annual meeting of stockholders to be held on May 26, 2004 into Part III of this Form 10-K.  (The definitive proxy statement is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.)

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

The Company operates primarily in two industry segments, the heating and air conditioning segment and the construction materials segment. The heating and air conditioning segment produces and sells gas-fired wall furnaces and console heaters, evaporative coolers and fan coils, which are manufactured by the Company’s wholly-owned subsidiaries, Phoenix Manufacturing, Inc. of Phoenix, Arizona and Williams Furnace Co. of Colton, California. The principal products of the construction materials segment are ready mix concrete, construction aggregates, building supplies and doors which are offered by the Company’s wholly-owned subsidiaries, Castle Concrete Company and Transit Mix Concrete Co., in Colorado Springs, Colorado and Transit Mix of Pueblo, Inc. and MDHI, in Pueblo, Colorado. Currently, the Company’s wholly-owned subsidiary, Rocky Mountain Ready Mix Concrete, Inc. of Denver, Colorado, only offers ready mix concrete.

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

Financial information relating to industry segments appears in Note 11 on pages 27 and 28 of this Form 10-K. References to a “Note” are to the “Notes to Consolidated Financial Statements” included on pages 20 through 28 of this Annual Report on Form 10-K.

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

During 2003, no customer in either segment accounted for 10% or more of the total sales of the Company.

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

BACKLOG

The order backlog at January 3, 2004 and December 28, 2002 for the heating and air conditioning segment were as follows:

	January 3, 2004	December 28, 2002
Furnaces	$180,000	$75,000
Evaporative coolers	1,000,000	1,046,000
Fan coil	88,000	376,000
Total	$1,268,000	$1,497,000

The above backlogs are expected to be substantially filled during the first quarter of 2004.

At January 3, 2004, the construction materials segment had a backlog of approximately $6,642,000 ($5,327,000 at December 28, 2002) primarily relating to construction contracts awarded and expected to be filled during the first half of 2004.

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

RESEARCH AND DEVELOPMENT/PATENTS

In general, the Company relies upon, and intends to continue to rely upon, unpatented proprietary technology and information. However, research and development activities in the heating and air conditioning segment have resulted in a patent being issued to Phoenix Manufacturing, Inc. related to the Power Cleaning System (expiring January 2014) used in evaporative coolers and a patent issued to Williams Furnace Co. entitled “Wall Furnace With Side Vented Draft Hood” (expiring November 2011) which has increased the heat transference efficiency in our furnaces above that previously offered by the Company and its competitors. The amounts expended on research and development are not material and are expensed as incurred. The Company believes its interests in its patents, as well as its proprietary knowledge, are sufficient for its businesses as currently conducted.

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

In general, raw materials required by our companies’ operations in both segments can be obtained from various sources in the quantities desired. The Company’s construction materials subsidiaries in Colorado Springs and Pueblo have historically purchased most of their cement requirements from a single supplier in order to obtain favorable volume rates. These companies have, on past occasion, experienced some difficulty in obtaining the required volume of cement from this single supplier; however, they were able to acquire sufficient quantities from non-traditional sources, which are expected to remain available in the future, to satisfy their needs. The Company has no long-term supply contracts and does not consider itself dependent on any individual supplier.

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

The Company manufactures evaporative air coolers at a plant in Phoenix, Arizona. The cooler market is dominated by Adobe Air. The other principal competitor is Champion/Essick. All producers of evaporative air coolers typically compete aggressively on the basis of price, product features and service.

Construction Materials – The Company is one of five companies producing ready mix concrete in the Colorado Springs area, one of three companies producing ready mix concrete in the Pueblo area and one of fourteen companies producing ready mix concrete in the Denver area. Although we are the largest producer in the Colorado Springs and Pueblo markets served, the other competitors in these areas compete aggressively on the basis of price, service and product features. In Denver, two of the producers are significantly larger than RMRM. This market also experiences aggressive competition based on price and service.

The Company is one of five producers of aggregates in the Colorado Springs and Pueblo marketing areas. All producers compete aggressively on the basis of price, quality of material and service.

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

EMPLOYEES

The Company employed 717 people as of January 3, 2004. Employment varies throughout the year due to the seasonal nature of the businesses. A breakdown of the prior three years employment at year-end by segment was:

	2003	2002	2001
Heating and Air Conditioning	327	356	386
Construction Materials	377	399	387
Corporate Office	13	14	14

Total	717	769	787

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

The Company serves the Colorado ready-mix concrete market from ten owned batch plants. In addition, the Company currently operates aggregate processing facilities on three owned and three leased mining properties. These facilities are, in the opinion of management, in good condition and sufficient for the Company’s current needs. The Company also owns or leases other aggregate deposits not currently in production. In the opinion of management, the owned and leased properties contain permitted and minable reserves sufficient to service customers’

and our own sand, rock and gravel requirements for the foreseeable future.

Product volumes at all of the facilities of the Company are subject to seasonal fluctuations, but in the opinion of management, the facilities are generally well utilized.

The corporate office operates out of leased office space in Chicago, Illinois.

Item 3.    LEGAL PROCEEDINGS

See Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 9 through 14 and Note 4 on page 25 of this Annual Report on Form 10-K.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2003.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Continental Materials Corporation shares are traded on the American Stock Exchange under the symbol CUO. Market prices for the past two years are:

		High	Low
2003	Fourth Quarter	$29.10	$23.50
	Third Quarter	23.40	23.00
	Second Quarter	26.45	20.15
	First Quarter	27.30	26.45

2002	Fourth Quarter	$27.30	$25.50
	Third Quarter	28.25	25.70
	Second Quarter	30.15	26.75
	First Quarter	26.40	19.80

At March 19, 2004, the Company had approximately 349 shareholders of record (including non-objecting beneficial owners).

The Company has never paid nor, does it currently intend to declare, any dividends. The Company’s policy of reinvesting earnings from operations is reviewed periodically by the Board of Directors.

Under the Company’s Stock Option Plan (the Plan), officers and key employees may be granted options to purchase the Company’s common stock at option prices established by the Compensation Committee of the Board of Directors provided the option price is not less than the fair market value at the date of the grant. The following is a summary of equity compensation plan information as of January 3, 2004:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Plan Category
	(a)	(b)	(c)
Equity compensation plans approved by security holders	73,400	$6.56	227,600

Item 6.         Selected Financial Data

(Amounts in thousands, except per share amounts)

	2003	2002	2001	2000	1999
SUMMARY OF OPERATIONS
Sales	$120,165	$128,301	$130,211	$116,002	$123,886

Net income	$2,349	$3,275	$6,438	$5,335	$6,902

PER SHARE DATA
Basic earnings per share	$1.34	$1.83	$3.55	$2.86	$3.39
Weighted average shares outstanding	1,754	1,794	1,812	1,869	2,035

Diluted earnings per share	$1.31	$1.79	$3.49	$2.81	$3.32
Weighted average shares outstanding	1,791	1,830	1,845	1,901	2,082

Cash dividends per declared per common share	$0	$0	$0	$0	$0

FINANCIAL CONDITION
Current ratio	2.5:1	2.3:1	2.2:1	2.4:1	1.7:1

Total assets	$81,826	$82,634	$86,063	$68,250	$67,751

Long-term debt, including current portion	10,970	13,520	17,140	7,305	4,457

Shareholders’ equity	50,857	49,989	47,722	41,813	39,043

Long-term debt to net worth	.22	.27	.36	.18	.11

Book value per diluted share	$28.40	$27.32	$25.87	$22.00	$18.75

Tangible book value per diluted share	$23.62	$22.52	$21.62	$21.84	$18.59

CASH FLOWS
Net cash provided by (used in):
Operating activities	$7,778	$9,753	$13,219	$10,021	$6,272
Investing activities	(2,535)	(9,547)	(19,215)	(2,662)	(8,982)
Financing activities	(4,170)	(4,249)	7,359	(1,490)	(4,063)
Net increase (decrease) in cash and cash equivalents	$1,073	$(4,043)	$1,363	$5,869	$(6,773)

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

(References to a “Note” are to the Notes to Consolidated Financial Statements contained elsewhere in this report)

COMPANY OVERVIEW

The Company operates primarily in two industry segments, the heating and air conditioning segment and the construction materials segment. The primary products manufactured by the heating and air conditioning segment are gas fired wall furnaces, console heaters, evaporative coolers and fan coils. Gas-fired wall furnaces, console heaters and fan coil products are manufactured at Williams Furnace Co., headquartered in Colton, California. Evaporative coolers are manufactured at Phoenix Manufacturing, Inc., headquartered in Phoenix, Arizona. The primary products of the construction materials segment are ready mix concrete, construction aggregates, building supplies and doors which are offered by Transit Mix Concrete Co. and Castle Concrete Company in Colorado Springs, Colorado and Transit Mix of Pueblo, Inc. and McKinney Door and Hardware, Inc. (MDHI) in Pueblo, Colorado. Currently, Rocky Mountain Ready Mix Concrete, Inc. (RMRM) of Denver, Colorado, only offers ready mix concrete.

Heating and Air Conditioning Segment

Furnace and console heater sales volume in 2003 was modestly lower than the prior year’s level; however margins improved, rising slightly from the prior year.

Fan coil sales deteriorated to a level not experienced since 1994. The depressed commercial construction market was the primary cause for the falloff. Hotel construction has been particularly hard hit, reflecting the overall depressed state of the travel and leisure industry.

Evaporative cooler sales volume grew 10% largely due to expanded sales to a large retail customer during the year. Hot, dry weather that persisted later in the year than normal fueled the demand at the consumer level. Wholesale trade remained static. Margins registered slight improvement reflecting the increased volume.

Selling, general and administrative costs were closely monitored and reduced where possible. These savings, however, were largely offset by unusually high legal costs related to product liability claims and a suit filed to ensure the continued supply of a key purchased component for our evaporative cooler product line.

Cash flow from this segment approximated earnings. Depreciation exceeded capital expenditures; however, this was offset by an increase in furnace inventories from an all-time low level at the end of 2002.

Construction Materials Segment

Despite their proximity, Denver, Colorado Springs and Pueblo have distinct competitive and economic conditions. Concrete sales volumes declined in all three markets compared to last year. The per-yard price of concrete reflected the diversity of the three markets. While Pueblo prices remained fairly constant, Colorado Springs prices declined over 4% and Denver’s prices fell over 7%. The average pricing in Denver would have suffered more but for the effect of fixed priced contracts in the opening backlog of RMRM.

The sales volume of construction aggregates increased modestly from the 2002 level, however, gross profits declined. The learning curve on the two new aggregates plants, one at the Colorado Springs sand operation and the other on the east side of Pueblo, was longer than we expected. Progress was made during the year, though, and costs were reduced.

The Door and Supply divisions, together with MDHI, experienced the same drop in sales reflecting the construction slump. Sales for this group increased slightly only because of the inclusion of MDHI for the full year compared to the nine months included in 2002 after the April 1 purchase of MDHI. Profit margins were steady for the door products but declined for building supplies largely due to very competitive price bidding for reinforced steel bar (rebar) projects.

The construction materials segment typically requires large capital investments, particularly when volume is strong. Reflecting the more modest demand, capital spending in 2003 was held to approximately $2,520,000 as the new batch plant in Brighton, Colorado was brought online and a new maintenance facility in Pueblo was built to complement the move of mining and ready mix concrete batching to the east side of Pueblo. Other expenditures were primarily routine replacements and upgrades.

Cash flow surpassed earnings. Depreciation and amortization exceeded capital expenditures; however, an increase in receivables consumed cash.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $4,609,000 at the end of 2003 compared to $3,536,000 at the prior year-end. Operations in 2003 provided $7,778,000 of cash compared to $9,753,000 in 2002 and $13,219,000 generated in 2001. The decrease in net cash generated by operating activities in 2003 compared to 2002 was primarily due to the decreased earnings. Net working capital increased by $687,000 in 2003 compared to an increase of only $122,000 in 2002. The decrease in net cash generated by operating activities in 2002 compared to 2001 was chiefly due to the decreased earnings. Increases in the Company’s working capital needs also consumed approximately $122,000 during 2002 compared to providing approximately $1,073,000 of cash during 2001.

Net cash used in investing activities was $2,535,000 in 2003, $9,547,000 in 2002 and $19,215,000 in 2001. Capital expenditures for 2003, 2002 and 2001 were $2,880,000, $7,561,000 and $9,213,000, respectively. The capital expenditures in 2003 included the construction of a maintenance facility in Pueblo and completion of the Brighton batch plant begun in 2002. The expenditures in 2002 included the completion of three large projects that were begun in 2001: a new state-of-the-art sand processing plant was completed in Colorado Springs during the third quarter, a new aggregate processing plant in Pueblo was completed in June and a new central mix batch plant was added in Colorado Springs. In addition, a new batch plant was purchased to replace the existing facility in Brighton, Colorado. As noted above, the new plant became operational in 2003. During 2001, work was performed on the aforementioned projects and the Company also invested approximately $1,800,000 for a new office building in Colton. On April 1, 2002, $2,125,000 was expended to purchase McKinney Door and Hardware, Inc. (MDHI). During fiscal year 2001, $11,263,000 was used to purchase Rocky Mountain Ready Mix Concrete, Inc. (RMRM) on December 31, 2000.

Budgeted capital expenditures for 2004 are approximately $3,840,000 (including $2,550,000 for the construction materials segment and $1,280,000 for the heating and air conditioning segment), which is approximately $1,875,000 less than planned depreciation. The expenditures are primarily for routine replacement and upgrades. The Company expects that the 2004 expenditures will be funded from existing cash balances and operating cash flow.

During 2003, cash of $4,170,000 was used in financing activities. Scheduled long-term debt payments of $2,550,000 were made during the year including $300,000 against capital lease obligations. Cash of $1,620,000 was used to acquire 63,135 shares of treasury stock. During 2002, cash of $4,249,000 was used in financing activities. Scheduled long-term debt repayments of $3,620,000 were made during the year including $620,000 against capital lease obligations. Cash of $604,000 was used to acquire 22,599 shares of treasury stock. During

2001, cash of $7,359,000 was provided by financing activities. The Company increased its term debt by $12,000,000 for the acquisition of RMRM. Scheduled long-term debt repayments of $3,526,000 were made during the year including $526,000 against capital lease obligations. Cash of $600,000 was used to acquire 33,127 shares of treasury stock partially offset by proceeds of $39,000 from the exercise of stock options.

Capital Resources, Obligations and Commitments, and Off-Balance Sheet Arrangements

Revolving Credit and Term Loan Agreement

The Company signed a new Revolving Credit and Term Loan Agreement (the Credit Agreement”) with two banks in September 2003. The Agreement provides for a revolving credit facility of $10,000,000 and a term loan facility in the original amount of $11,500,000. Both facilities are unsecured and bear interest at prime or a performance-based LIBOR rate. The term loan is payable in escalating quarterly installments with final payment of all then unpaid principal on June 30, 2008. At January 3, 2004, $10,750,000 was outstanding on the term loan while there was no balance outstanding on the revolving credit facility. The revolving credit facility is available for seasonal needs including the funding of seasonal sales programs related to the furnace and evaporative cooler product lines. The line is also used for stand-by letters of credit to insurance carriers in support of self-insured amounts under the Company’s risk management program. Currently such performance-based rate is LIBOR plus 1.50% for the term loan and LIBOR plus 1.25% for borrowings under the revolving credit facility. Effective December 17, 2001, the Company entered into an interest rate swap agreement (Swap) in order to fix the floating interest rate characteristic of most of the Company’s term loan borrowings. The Company’s current interest rate under the Swap is 5.88%. Such rate is subject to adjustment depending upon the Company’s performance. The Company concluded that it was appropriate to take advantage of the interest rate environment and fix the interest rate at a relatively low level for a five-year period.

Obligations and Commitments

The following tables represent our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees, as of January 3, 2004.

Payments Due by Period as of January 3, 2004 (amounts in thousands)

Contractual Obligations	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years	Total

Long-term debt (See Note 3)	$1,750	$7,500	$1,500	$—	$10,750
Capital lease obligations (See Note 3)	220	—	—	—	220
Operating leases (See Note 7)	1,567	3,122	1,690	1,687	8,066
Minimum royalty agreement (See Note 7)	399	1,197	798	18,602	20,996
Total contractual obligations	$3,936	$11,819	$3,988	$20,289	$40,032

Amounts of Commitment Expiration per Period as of January 3, 2004 (amounts in thousands)

Other Commercial Commitments	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years	Total

Standby letters of credit	$1,990	$—	$—	$—	$1,990

We believe that existing cash balances and anticipated cash flow, supplemented by seasonal borrowings against the revolving line of credit, will be sufficient to cover expected cash needs, including servicing debt and planned capital expenditures for at least the next twelve months.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that would be likely to have a material current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Operations   Fiscal 2003 vs. 2002

Consolidated sales in 2003 declined $8,136,000, or 6.3%, to $120,165,000. Sales declined $4,399,000 (5.8%) in the construction materials segment. The reduced level of construction activity along the Front Range in Colorado led to lower volumes and increased price competition resulting in lower ready-mix concrete prices, most notably in the Denver metropolitan area. The reduced volume combined with the lower prices account for the diminished sales level. Sales in the heating and air conditioning segment decreased $3,919,000 (7.5%). A sharp decline in fan coil sales was only partially offset by improved evaporative cooler sales. Fan coil sales continue to reflect the nationwide slump in commercial construction, particularly hotel construction. The improved evaporative cooler sales were primarily driven by hot, dry weather that persisted later in the year than normal.

The Company experienced a high level of price competition in all of its product lines during 2003, especially in the Denver ready mix concrete market. The Company does not expect any appreciable change in market conditions in Denver during 2004. During 2003, inflation was not a significant factor at any of the operations except that employee health care costs and general business insurance premiums again dramatically outpaced the rate of inflation. In addition, producers of flat rolled steel products, key raw materials in our heating and air conditioning products, recently announced significant nationwide price increases. Phoenix Manufacturing has sufficient steel inventory to cover cooler production for the remainder of the current cooling season. Our steel suppliers will honor quoted prices on orders already placed. However, it can be expected that prices on future steel orders will be substantially higher. Williams Furnace will incur a small surcharge for April and May deliveries of steel before paying the increased prices beginning in June. While we would seek to increase the selling price of our products to recover the higher steel costs, there is no assurance that we would be able to do so due to the competitive conditions in our particular markets.

Cost of sales (exclusive of depreciation, depletion and amortization), as a percent of sales, decreased from 78.3% to 78.0%. The improvement realized in the heating and air conditioning segment was primarily due to a $662,000 write-down in 2002 of inventories and other costs associated with a product manufactured at our Phoenix plant. A very slight improvement was experienced in the construction materials segment due to the inclusion of MDHI for the full year in 2003. The further decline in construction activity along the Front Range in Colorado had the effect of increasing price competition resulting in lower prices for ready mix concrete. The effect of lower concrete prices on 2003 profit margins was largely offset by lower costs and operating improvement at the various aggregates locations.

Selling and administrative expenses increased in 2003 despite the decline in sales. The increase was due to higher legal costs related to product liability claims and a dispute with a supplier concerning the continued availability of a key purchased component for our evaporative cooler product line.

The decline in operating income from $5,711,000 to $3,607,000 is primarily due to the decreased sales, the heightened competition in Colorado and the aforementioned increased legal costs.

Other income increased $276,000 as a result of $176,000 of gain realized on the settlement of property tax bills related to the Oracle Ridge Mining Partners property. In addition $155,000 was realized during 2003 from the sale of a not exploitable aggregate property in Colorado.

The Company’s 2003 effective income tax rate (31.9%) reflects federal and state statutory rates adjusted for non-deductible and other tax items. The effective rate in 2003 was reduced by 5.3% due to earned California Enterprise Zone credits that will benefit future tax years. See Note 9.

Operations   Fiscal 2002 vs. 2001

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

The Company experienced a high level of price competition throughout both 2002 and 2001 in all of its product lines. Inflation was not a significant factor at any of the operations during either 2002 or 2001, except that employee health care costs and general business insurance premiums dramatically outpaced the rate of inflation for the 2002 period.

Cost of sales (exclusive of depreciation, depletion and amortization), as a percent of sales, increased from 75.8% to 78.3%. The increase was primarily experienced in the construction materials segment. The declining construction activity along the Front Range in Colorado had the effect of increasing price competition resulting in lower prices per yard. Some of the aggregates operations experienced increased costs as well. Higher costs were incurred in the Pueblo gravel operation as a now depleted gravel site was closed and start-up costs at the new site exceeded expectations. In addition, initial yields of primary products at the new Pueblo gravel site were less than that experienced at the Company’s other gravel operations. Additional costs were also incurred in dismantling the old aggregates plant. Finally, a plant breakdown at one of the aggregates operations during the first quarter of 2002 and a brief shut-down prior to bringing the new sand plant on-line in Colorado Springs added to the increased costs. The increase in the heating and air conditioning segment is due to a change in product mix and the $662,000 write-down of inventories and other costs associated with a product manufactured at our Phoenix plant.

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

RELATED PARTY TRANSACTIONS

The Company purchases insurance coverage for workers’ compensation, general and product liability together with another company controlled by the Company’s principal shareholders to minimize insurance costs and to obtain other more favorable terms. Allocation of the expense of the program is either provided by the underwriter or based upon a formula that considers, among other things, sales levels, loss exposure and claim experience. Claims under the self-insured portion of the policies are charged directly to the incurring party.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, issued by the Securities and Exchange Commission, requires all registrants, including the Company, to include a discussion of “critical” accounting policies or methods used in the preparation of financial statements. We believe the following are our critical accounting policies and methods.

Inventories

Inventories are priced at the lower of cost (76% at January 3, 2004 at last-in, first-out, with the remainder at first-in, first-out) or market. Inventories are reviewed annually for excess or obsolete stock with a provision recorded, where appropriate.

Intangibles

Goodwill was amortized using a 40-year life through the 2001 year. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized as a charge to earnings. As a result of this new standard, amortization expense was reduced by approximately $188,000 in 2003 and 2002. We annually assess goodwill for potential impairment. This assessment requires us to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates, and growth rates. No impairment was indicated in the current year. If the assessment had indicated that the carrying value of goodwill was impaired, an impairment charge would have been recorded for the amount by which the carrying value of the goodwill exceeded its fair value. Management believes that the assumptions and estimates used to determine the estimated fair values are reasonable; however, changes in different assumptions and estimates could materially affect the estimated fair value.

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

The Company records a reserve for future reclamation work to be performed at its various aggregate operations based upon estimates of the recoverable quantities of rock and sand available in each location combined with an estimate of the total expense that will be incurred to reclaim a property. Provision is made based upon the units-of-production method. Actual reclamation costs are charged against the reserve. The adequacy of the recorded reserve is assessed annually. Estimates of both the quantities of recoverable material and the cost of reclamation are periodically updated by an independent professional. In a similar manner, depletion of rock and sand deposits and amortization of deferred development costs are computed by the units-of-production method based upon estimated recoverable quantities of rock and sand.

Sales

The Company recognizes revenue as products are shipped to customers. The amount is recorded net of applicable provisions for discounts, volume incentives, returns and allowances. At the time of revenue recognition, the Company also provides an estimate of potential bad debt and warranty expense as well as an amount anticipated to be granted to customers under cooperative advertising programs based upon current program terms and historical experience.

Recently Issued Accounting Standards

The “Recently Issued Accounting Pronouncement” section of Note 1 discusses new accounting policies adopted by us during 2003 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects financial condition, results of operations or liquidity, the impacts are discussed in the applicable notes to the consolidated financial statements.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks related to commodity prices and interest rates. To manage interest rate risk, the Company has, from time to time, entered into interest rate swaps as cash flow hedges. These swaps are authorized by the Company’s policies and procedures. The Company does not use swaps or hedging instruments for trading purposes, and is not a party to any transaction involving leveraged derivatives. Effective December 17, 2001, the Company entered into an interest swap agreement to offset the majority of the floating interest rate characteristic of the Company’s term loan borrowings. See paragraph below. At January 3, 2004, the notional amount subject to this agreement is $10,500,000. See above discussion under Financial Condition, Liquidity and Capital Resources. The cash payments or receipts associated with this agreement are reflected in interest expense.

Interest Rates

The Company utilizes revolving credit and term-loan facilities that bear interest at either prime or an adjusted LIBOR rate. The amount outstanding under these facilities aggregated $10,750,000 at January 3, 2004. In addition, the Company is party to various capital lease agreements with fixed interest rates and original maturity dates ranging up to 60 months. As the latest of the leases matures in early 2004, and the total long-term portion of all leases is $220,000, the book and fair value was considered to be approximately the same. See Note 3.

Commodities

The Company purchases commodities, such as steel, copper, aluminum, cement and cardboard for packaging, at market prices and does not currently use financial instruments to hedge commodity prices.

These statements and other information in this section constitute forward-looking statements.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Continental Materials Corporation

Consolidated Statements of Operations and Comprehensive Income

For Fiscal Years 2003, 2002 and 2001

(Amounts in thousands, except per share data)

	2003	2002	2001

Sales	$120,165	$128,301	$130,211
Costs and expenses
Cost of sales (exclusive of depreciation, depletion and amortization)	93,713	100,477	98,712
Depreciation, depletion and amortization	6,062	6,080	6,387
Selling and administrative	16,783	16,033	15,958
Operating income	3,607	5,711	9,154
Interest expense	(670)	(922)	(937)
Other income (expense), net	512	236	871
Income before income taxes	3,449	5,025	9,088
Income tax provision	1,100	1,750	2,650
Net income	$2,349	$3,275	$6,438

Basic earnings per share	$1.34	$1.83	$3.55
Weighted average shares outstanding	1,754	1,794	1,812
Diluted earnings per share	$1.31	$1.79	$3.49
Weighted average shares outstanding	1,791	1,830	1,845

Comprehensive income:
Net income	$2,349	$3,275	$6,438
Comprehensive income (loss) from interest rate swap, net of tax of $90, $214, and $0, respectively	139	(404)	0
Total comprehensive income	$2,488	$2,871	$6,438

The accompanying notes are an integral part of the financial statements.

Continental Materials Corporation Consolidated Statements of Cash Flows

For Fiscal Years 2003, 2002 and 2001

(Amounts in thousands)

	2003	2002	2001

Operating activities
Net income	$2,349	$3,275	$6,438
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	6,062	6,080	6,387
Deferred income tax provision	83	422	6
Provision for doubtful accounts	112	75	134
Tax benefit from exercise of stock options	—	—	32
Gain on disposition of property and equipment	(141)	(79)	(851)
Write-off of investment in Dual Air product line	—	102	—
Changes in operating assets and liabilities
Receivables	(425)	2,247	(512)
Inventories	(1,589)	2,158	754
Prepaid expenses	(176)	151	33
Prepaid royalties	3	(257)	(6)
Accounts payable and accrued expenses	146	(3,856)	1,152
Income taxes	1,132	(339)	(398)
Other	222	(226)	50
Net cash provided by operating activities	7,778	9,753	13,219

Investing activities
Acquisitions of subsidiaries, net of cash received	—	(2,125)	(11,263)
Capital expenditures	(2,880)	(7,561)	(9,213)
Proceeds from sale of property and equipment	345	139	1,261
Net cash used in investing activities	(2,535)	(9,547)	(19,215)

Financing activities
Long-term borrowings	—	—	12,000
Repayment of long-term debt	(2,550)	(3,620)	(3,526)
Payment of amounts due former shareholders	—	(25)	(554)
Proceeds from exercise of stock options	—	—	39
Payments to acquire treasury stock	(1,620)	(604)	(600)
Net cash used in financing activities	(4,170)	(4,249)	7,359
Net increase (decrease) in cash and cash equivalents	1,073	(4,043)	1,363

Cash and cash equivalents
Beginning of year	3,536	7,579	6,216
End of year	$4,609	$3,536	$7,579
Supplemental disclosures of cash flow items
Cash paid during the year
Interest	$799	$1,084	$990
Income taxes	(137)	1,682	3,011

The accompanying notes are an integral part of the financial statements.

Continental Materials Corporation

Consolidated Balance Sheets as of January 3, 2004 and December 28, 2002

(Amounts in thousands except share data)

	January 3, 2004	December 28, 2002

ASSETS
Current assets
Cash and cash equivalents	$4,609	$3,536
Receivables less allowance of $436 and $432	17,054	16,740
Inventories	16,181	14,592
Prepaid expenses	3,043	2,769
Refundable income taxes	21	761
Total current assets	40,908	38,398

Property, plant and equipment
Land and improvements	3,128	3,117
Buildings and improvements	18,219	16,073
Machinery and equipment	69,660	71,392
Mining properties	5,175	5,175
Less accumulated depreciation and depletion	(65,309)	(61,724)
	30,873	34,033
Other assets
Goodwill	7,374	7,374
Non-compete agreements	1,178	1,403
Prepaid royalties	901	904
Other	592	522
	$81,826	$82,634
LIABILITIES
Current liabilities
Current portion of long-term debt	$1,970	$3,300
Accounts payable	4,688	4,434
Income taxes	700	308
Accrued expenses
Compensation	2,101	2,153
Reserve for self-insured losses	1,973	2,310
Profit sharing	1,456	1,782
Reclamation	409	458
Other	2,877	2,221
Total current liabilities	16,174	16,966

Long-term debt	9,000	10,220
Deferred income taxes	3,219	3,037
Accrued reclamation	1,291	1,145
Other long-term liabilities	1,285	1,277
Commitments and contingencies (Notes 4 and 7)

SHAREHOLDERS’ EQUITY
Common shares, $.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,982	1,982
Retained earnings	60,200	57,851
Accumulated other comprehensive losses (interest rate swap adjustments)	(265)	(404)
Treasury shares, at cost	(11,703)	(10,083)
	50,857	49,989
	$81,826	$82,634

The accompanying notes are an integral part of the financial statements.

Continental Materials Corporation

Consolidated Statements of Shareholders’ Equity

For Fiscal Years 2003, 2002 and 2001

(Amounts in thousands except share data)

		Common shares amount	Capital in excess of par		Accum. other comprehensive losses		Treasury shares cost
	Common shares			Retained earnings		Treasury shares

Balance at December 30, 2000	2,574,264	$643	$1,985	$48,138		741,040	$8,953
Common shares issued under the Stock Option Plan (from treasury)	—	—	(36)	—		—	—
Tax benefit from exercise of options	—	—	33	—		—	—
Purchase of treasury shares	—	—	—	—		33,127	600
Issuance of treasury shares related to the Stock Option Plan	—	—	—	—		(6,000)	(74)
Net income	—	—	—	6,438		—	—
Balance at December 29, 2001	2,574,264	643	1,982	54,576		768,167	9,479
Purchase of treasury shares	—	—	—	—		22,599	604
Net income	—	—	—	3,275		—	—
Comprehensive loss from interest rate swap, net of tax of $214	—	—	—	—	$(404)	—	—
Balance at December 28, 2002	2,574,264	643	1,982	57,851	(404)	790,766	10,083
Purchase of treasury shares	—	—	—	—		63,135	1,620
Net income	—	—	—	2,349	—	—	—
Comprehensive income from interest rate swap, net of tax of $90	—	—	—	—	139	—	—
Balance at January 3, 2004	2,574,264	$643	$1,982	$60,200	$(265)	853,901	$11,703

The accompanying notes are an integral part of the financial statements.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include Continental Materials Corporation and all of its subsidiaries (the Company) including McKinney Door and Hardware, Inc. (MDHI) from April 1, 2002. The acquisition of MDHI was made to complement existing operations and extend the market area served.

On April 1, 2002, the Company acquired MDHI for $2,125,000, net of cash received. The purchase of MDHI has been accounted for as a purchase. The total purchase price and the fair value of liabilities assumed have been allocated to the tangible and intangible assets of MDHI based on respective fair values. The acquisition has resulted in an unallocated excess purchase price over fair value of net assets acquired of $900,000, which has been classified as goodwill.

Had the acquisition of MDHI occurred as of December 30, 2001, the unaudited pro forma results of the Company for 2002 would have been as follows (amounts in thousands except per share data):

Sales	$129,401
Net income	$3,154
Diluted earnings per share	$1.72

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the period presented or the results which may occur in the future.

Certain prior years’ amounts have been reclassified to conform to the current presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued the following statements and interpretations:

SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets,” was issued in June 2001 and was adopted by the Company on December 29, 2002. This standard requires recording the fair value of a liability for an asset retirement obligation in the period in which it is incurred. In connection with permits to mine aggregate deposits in Colorado, the Company is obligated to reclaim the mined areas. The Company records a reserve for future reclamation work to be performed at its various aggregate operations based upon estimates of the recoverable quantities of rock and sand available in each location combined with an estimate of the total expense that will be incurred to reclaim a property. Provision is made based upon the units of production method. Reclamation costs are charged to operations as the properties are mined. Actual reclamation costs are charged against the reserve. The adequacy of the recorded reserve is assessed annually. Estimates of both the quantities of recoverable material and the cost of reclamation are periodically updated with the assistance of an independent professional. Reclamation on any mining property is generally performed soon after each section of the deposit is mined. Reclamation is substantially complete by the time the entire deposit is depleted. The Company believes that this approach, which had been previously used to establish the annual expense and the reserve recorded for future reclamation obligations, continues to provide the best estimate of the fair value of these obligations.  Therefore the adoption of SFAS No. 143 did not have an impact on the Company’s consolidated balance sheet or consolidated statement of operations as of December 30, 2002. If the provisions of Statement 143 had been adopted effective December 30, 2001, there would have been no impact on earnings per share, net of income tax effect. Since a change in earnings per share would not have occurred, pro forma earnings per share disclosures are not presented.

SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure,” was issued in December 2002. This standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and disclosure requirements of SFAS No. 148 are effective for fiscal years ending after and interim periods beginning after December 15, 2002. As the Company did not have any transactions or circumstances addressed by this pronouncement during the past three years, this statement did not have a material impact on the Company’s results of operations, financial position or liquidity.

SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 84 and Amendment of FASB No. 13 and Technical Corrections as of April 2002;” SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities;” SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity;” Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others;” and Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” were also recently issued. The Company does not currently have any transactions or circumstances that are addressed by these pronouncements, therefore adoption of these statements and interpretations did not have a material impact on the Company’s results of operations, financial position or liquidity.

In March 2003, the SEC issued Regulation G, “Conditions for Use of Non-GAAP Financial Measures.” As defined in Regulation G, a non-GAAP financial measure is a numerical measure of a company’s historical or future performance, financial position or cash flow that excludes or includes amounts or adjustments that are included or excluded in the most directly comparable measure calculated in accordance with accounting principles generally accepted in the United States of America (GAAP). Companies that present non-GAAP financial measures must disclose a numerical reconciliation to the most directly comparable measurement using GAAP. Management does not believe it has used any non-GAAP financial measure in this report.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of January 3, 2004 and December 28, 2002 and the reported amounts of revenues and expenses during each of the three years in the period ended January 3, 2004. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 76% of total inventories at January 3, 2004 (77% at December 28, 2002). The cost of all other inventory is determined by the first-in, first-out (FIFO) method.

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

The cost of property sold or retired and the related accumulated depreciation, depletion and amortization are removed from the accounts and the resulting gain or loss is reflected in other income. Maintenance and repairs are charged to expense as incurred. Major renewals and betterments are capitalized and depreciated over their estimated useful lives.

OTHER ASSETS

Goodwill, all of which relates to the construction materials segment, is not amortized but rather assessed annually for impairment.

Identifiable intangible assets consist of the following (amounts in thousands):

	January 3, 2004		December 28, 2002
	Gross carrying amount		Gross carrying amount
		Accumulated amortization		Accumulated amortization

Amortized intangible assets:
Pueblo non-compete	$500	$359	$500	$309
RMRM non-compete	1,250	375	1,250	250
MDHI non-compete	250	88	250	38
	$2,000	$822	$2,000	$597

Amortization of non-compete agreements is computed on a straight-line basis over their agreement periods of 5 and 10 years. Amortization expense for these intangible non-compete agreements was $225,000, $213,000 and $175,000 for 2003, 2002 and 2001, respectively. The estimated amortization expense for the five subsequent fiscal years is as follows: 2004 — $225,000; 2005 — $225,000; 2006 — $216,000; 2007 — $137,000 and 2008 — $125,000.

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

RESERVE FOR SELF-INSURED LOSSES

The Company’s risk management program provides for certain levels of loss retention for workers’ compensation, automobile liability and general and product liability claims. The components of the reserve have been recorded in accordance with the requirements of SFAS No. 5, “Accounting for Contingencies,” and represent management’s best estimate of future liability.

RECLAMATION

In connection with permits to mine properties in Colorado, the Company is obligated to reclaim the mined areas. Reclamation costs are calculated using a rate based on the total estimated reclamation costs, units-of-production and estimates of recoverable reserves. Reclamation costs are charged to operations as the properties are mined.

REVENUE RECOGNITION

The Company recognizes revenue as products are shipped to customers. The amount is recorded net of applicable provisions for discounts, volume incentives, returns and allowances. At the time of revenue recognition, the Company also provides an estimate of potential bad debt and warranty expense as well as an amount anticipated to be granted to customers under cooperative advertising programs based upon program terms and historical experience. The changes in the aggregated product warranty liability for the year 2003, all of which is associated with the heating and air conditioning segment, were as follows (amounts in thousands):

Beginning balance	$260
Warranty related expenditures	(381)
Warranty expense accrued	276
Ending balance	$155

Income Taxes

Income taxes are reported consistent with SFAS No. 109, “Accounting for Income Taxes.” Deferred taxes reflect the future tax consequences associated with the differences between financial accounting and tax bases of assets and liabilities.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables and temporary cash investments. The Company invests its excess cash in commercial paper of companies with strong credit ratings and government securities. The Company has not experienced any losses on these investments.

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

Fiscal Year End

The Company’s fiscal year end is the Saturday nearest December 31. Fiscal 2003 consists of 53 weeks. Fiscal 2002 and 2001 each consist of 52 weeks.

2. Inventories

Inventories consisted of the following (amounts in thousands):

	January 3, 2004	December 28, 2002
Finished goods	$7,163	$6,855
Work in process	1,486	1,523
Raw materials and supplies	7,532	6,214
	$16,181	$14,592

If inventories valued on the LIFO basis were valued at current costs, inventories would be higher as follows: 2003 — $2,126,000, 2002 — $2,052,000, and 2001 — $1,842,000.

Reductions in inventory quantities during 2002 at two locations resulted in liquidation of LIFO inventory layers carried at costs that were lower than the costs of current purchases. The effect was immaterial in both years.

3. LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	January 3, 2004	December 28, 2002
Unsecured term loan	$10,750	$13,000
Capital leases	220	520
	10,970	13,520
Less current portion	1,970	3,300
	$9,000	$10,220

The Company signed a new Revolving Credit and Term Loan Agreement (the Credit Agreement”) with two banks in September 2003. The unsecured term loan is payable to two banks in escalating quarterly installments with final payment of all then unpaid principal on June 30, 2008. The loan, at the Company’s option, bears interest at either prime or an adjusted LIBOR rate. The Credit Agreement requires the Company to maintain certain levels of consolidated tangible net worth, to attain certain levels of cash flow (as defined) on a rolling four-quarter basis, and to maintain certain ratios including consolidated debt to cash flow (as defined). Additional borrowings, acquisition of stock of other companies, purchase of treasury shares and payment of cash dividends are either limited or require prior approval by the lenders.

The Company is exposed to market risks related to commodity prices and interest rates. To manage interest rate risk, the Company has, from time to time, entered into interest rate swaps as cash flow hedges. These swaps are authorized by the Company’s policies and procedures. The Company does not use swaps or hedging instruments for trading purposes, and is not a party to any transaction involving leveraged derivatives. Effective December 17, 2001, the Company entered into an interest rate swap agreement (Agreement) in order to fix the floating interest rate characteristic of most of the Company’s term loan borrowings. The Company’s current interest rate on the term loan giving effect to the Agreement is 5.88%. Such rate is subject to adjustment depending upon the Company’s performance. Cash payments or receipts associated with this agreement are reflected in interest expense. During 2003 and 2002, the fixed rate under the Agreement exceeded the floating rate on the term loan. The effect on operations was to reduce net income by $257,000 and $239,000 for 2003 and 2002, respectively. The fair value of the Agreement is recorded on the balance sheet with subsequent changes recorded as a separate component of shareholders’ equity. At January 3, 2004, the amount subject to this Agreement is $10,500,000 which amount decreases by $1,500,000 each September and March, terminating on December 18, 2006.

The capital leases are payable in monthly installments over varying periods, the latest of which ends in April 2004. The leases bear interest at various rates based upon the prevailing interest rates at the inception of the respective leases.

Aggregate long-term debt matures as follows (amounts in thousands):

2004	$1,970
2005	2,000
2006	2,500
2007	3,000
2008	1,500
$10,970

During 2003 and 2002, the Company had an unsecured revolving line of credit of $10,000,000. The line is used for short-term cash needs and standby letters of credit. Interest was charged at prime or adjusted LIBOR rates on cash borrowings during both years. The weighted average interest rate for all debt was 5.6% for fiscal 2003 and 5.4% for fiscal 2002. There was no balance outstanding against the line as of either January 3, 2004 or December 28, 2002.

At January 3, 2004, the Company had letters of credit outstanding totaling approximately $1,990,000 that collateralize the self-insured losses.

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

5. SHAREHOLDERS’ EQUITY

Under the Company’s Stock Option Plan (the Plan), officers and key employees may be granted options to purchase the Company’s common stock at option prices established by the Compensation Committee of the Board of Directors provided the option price is no less than the fair market value at the date of the grant. At January 3, 2004, there remained 227,600 shares available for future issuance under the Plan (excluding the 73,400 shares associated with options outstanding).

During 2001, options for 6,000 shares were exercised. No options were exercised during either 2003 or 2002. At January 3, 2004, there remain 73,400 options (all fully vested with an exercise price of $6.56) which will expire on September 25, 2005.

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its Plan. Accordingly, no compensation expense was recognized for its stock-based compensation Plan.

Four hundred thousand shares of preferred stock ($.50 par value) are authorized and unissued.

6. EARNINGS PER SHARE

The Company computes earnings per share (EPS) in accordance with SFAS No. 128, “Earnings Per Share.” The following is a reconciliation of the calculation of basic and diluted EPS for the years-ended 2003, 2002 and 2001 (dollars in thousands except per-share data).

		Weighted average shares
	Net Income		Per-share earnings

2003
Basic EPS	$2,349	1,754	$1.34
Effect of dilutive options	—	37
Diluted EPS	$2,349	1,791	$1.31

2002
Basic EPS	$3,275	1,794	$1.83
Effect of dilutive options	—	36
Diluted EPS	$3,275	1,830	$1.79

2001
Basic EPS	$6,438	1,812	$3.55
Effect of dilutive options	—	33
Diluted EPS	$6,438	1,845	$3.49

7. Rental Expense, Leases and Commitments

The Company leases certain of its facilities and equipment and is required to pay the related taxes, insurance and certain other expenses. Rental expense was $2,922,000, $3,737,000 and $3,282,000 for 2003, 2002 and 2001, respectively.

Future minimum rental commitments under non-cancelable operating leases for 2004 and thereafter are as follows: 2004 — $1,966,000; 2005 — $1,541,000; 2006 — $1,401,000; 2007 — $1,377,000; 2008 — $1,268,000 and thereafter — $21,509,000. Included in these amounts is $399,000 per year and approximately $19,000,000 in the “thereafter” amount related to an aggregates lease in conjunction with the Pueblo, Colorado operation. Also included in these amounts is $235,000 per year and approximately $647,000 in the “thereafter” amount related to a ground lease upon which the Company owns a building leased to a third party for approximately $344,000 per year. The ground lease runs through October 1, 2016 and contains a renewal clause. The building lease runs through January 31, 2013.

8. Retirement Plans

As discussed in Note 1, the Company maintains retirement benefit plans for eligible employees. Total plan expenses charged to operations were $1,644,000, $1,523,000 and $2,464,000 in 2003, 2002 and 2001, respectively.

9. Income Taxes

The provision (benefit) for income taxes is summarized as follows (amounts in thousands):

		2003	2002	2001
Federal:	Current	$959	$1,201	$2,457
	Deferred	56	541	(144)
State:	Current	58	126	187
	Deferred	27	(118)	150
		$1,100	$1,750	$2,650

The difference between the tax rate on income for financial statement purposes and the federal statutory tax rate was as follows:

	2003	2002	2001
Statutory tax rate	34.0%	34.0%	34.0%
Percentage depletion	(2.7)	(1.9)	(1.4)
State income taxes, net of federal benefit	1.9	2.2	1.4
Non-deductible expenses	.7	.4	.7
Benefit of state tax credits	(5.3)	(1.9)	(5.0)
Other	.3	2.0	(.5)
	31.9%	34.8%	29.2%

For financial statement purposes, deferred tax assets and liabilities are recorded at a blend of the current statutory federal and states’ tax rates – 38%. The principal temporary differences and their related deferred taxes are as follows (amounts in thousands):

	2003	2002
Reserves for self-insured losses	$763	$877
Accrued reclamation	645	608
Deferred compensation	447	389
Asset valuation reserves	230	242
Future state tax credits	502	210
Other	191	236
Total deferred tax assets	2,778	2,562

	2003	2002
Depreciation	3,072	2,944
Deferred development	612	671
Other	510	279
Total deferred tax liabilities	4,194	3,894

Net deferred tax liability	$(1,416)	$(1,332)

The net current deferred tax assets are $1,803,000 and $1,705,000 at year-end 2003 and 2002, respectively, and are included with “Prepaid expenses” on the Consolidated Balance Sheets.

10. UNAUDITED QUARTERLY FINANCIAL DATA

The following table provides summarized unaudited fiscal quarterly financial data for 2003 and 2002 (amounts in thousands, except per share amounts):

	First quarter	Second quarter	Third quarter	Fourth quarter
2003
Sales	$23,681	$34,620	$30,139	$31,725
Gross profit	1,920	6,512	5,414	7,250
Depreciation, depletion and amortization	1,532	1,595	1,517	1,418
Net (loss) income	(1,396)	1,011	707	2,027
Basic (loss) income per share	(.78)	.57	.41	1.17
Diluted (loss) income per share	(.78)	.56	.40	1.15

	First quarter	Second quarter	Third quarter	Fourth quarter
2002
Sales	$26,602	$37,423	$32,503	$31,773
Gross profit	3,574	7,480	6,179	5,240
Depreciation, depletion and amortization	1,506	1,545	1,567	1,462
Net (loss) income	(607)	1,715	1,036	1,131
Basic (loss) income per share	(.34)	.95	.58	.63
Diluted (loss) income per share	(.34)	.94	.57	.62

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

The following table presents information about reported segments for the fiscal years 2003, 2002 and 2001 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands).

	Heating and air conditioning	Construction materials (a)	All other (b)	Unallocated corporate (c)	Total
2003
Revenues from external customers	$48,342	$71,493	$327	$3	$120,165
Depreciation, depletion and amortization	1,147	4,846	—	69	6,062
Segment operating income (loss)	4,988	1,493	17	(2,891)	3,607
Segment assets	27,829	48,354	157	5,486	81,826
Expenditures for segment assets	352	2,520	—	8	2,880

2002
Revenues from external customers	$52,261	$75,892	$145	$3	$128,301
Depreciation, depletion and amortization	1,256	4,756	—	68	6,080
Segment operating income (loss)	4,888	3,757	(150)	(2,784)	5,711
Segment assets	28,731	48,450	40	5,413	82,634
Expenditures for segment assets	1,624	5,908	—	29	7,561

2001
Revenues from external customers	$51,254	$78,809	$145	$3	$130,211
Depreciation, depletion and amortization	1,155	5,156	—	76	6,387
Segment operating income (loss)	5,257	6,881	28	(3,012)	9,154
Segment assets	30,446	46,549	38	9,030	86,063
Expenditures for segment assets	2,572	6,592	—	49	9,213

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

All long-lived assets are in the United States. During 2003, no customer in either segment accounted for 10% or more of total sales of the Company.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Continental Materials Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Continental Materials Corporation and its subsidiaries at January 3, 2004 and December 28, 2002, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Chicago, Illinois
March 12, 2004

Item 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes of accountants and/or disagreements on any matter of accounting principle or financial statement disclosure during fiscal year 2002 or 2003, nor during the subsequent interim period that required a filing under Item 9.

Item 9A. CONTROLS AND PROCEDURES

Evaluuation of Disclosure Controls and Procedures

James G. Gidwitz, our Chief Executive Officer, and Joseph J. Sum, our Chief Financial Officer, have performed an evaluation of the Company’s disclosure controls and procedures as that term is defined in Rule 13a-14 (c) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of January 3, 2004 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

Changes in Internal Controls

No changes in the Company’s internal controls over financial reporting occurred during the quarter ended January 3, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Items 10, 11, 12, 13 and 14 of Part III have been omitted from this 10-K Report since Registrant expects to file, not later than 120 days following the close of its fiscal year ended January 3, 2004, its definitive 2004 proxy statement.  The information required by Items 10, 11, 12, 13 and 14 of Part III will be included in that proxy statement and such information is hereby incorporated by reference.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1	Financial statements required by Item 15 are included in Item 8 of Part II.

(a) 2	The following is a list of financial statement schedules filed as part of this Report:

Report of Independent Auditors

Schedule II Valuation and Qualifying Accounts & Reserves
For the Fiscal Years 2003, 2002 and 2001

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

Exhibit 10a

Revolving Credit and Term Loan Agreement between dated as of September 5, 2003, by and among the Company and LaSalle Bank National Association and Fifth Third Bank filed as 10 to Form 10-Q for the quarterly period ending September 27, 2003, incorporated herein by reference.

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

Exhibit 10g

Continental Materials Corporation Employee Profit Sharing Retirement Plan Amended and Restated Generally Effective October 1, 1997 filed as Exhibit 99a to Form 10-K for the year ended January 1, 2000, incorporated herein by reference.*

Exhibit 21	Subsidiaries of Registrant (filed herewith).

Exhibit 23	Consent of Independent Accountants (filed herewith).

Exhibit 31.1	Rule 15d-14(a) Certification of Chief Executive Officer (filed herewith).

Exhibit 31.2	Rule 15d-14(a) Certification of Chief Financial Officer (filed herewith).

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer (filed herewith).

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer (filed herewith).

* - Compensatory plan or arrangement

(b)                                 Reports on Form 8-K:

Registrant filed one report on Form 8-K during the quarter ended January 3, 2004. The report, dated November 6, 2003, related to the press release disclosing the results of the registrant’s operations for the third quarter of 2003 issued November 5, 2003. In addition, one report on Form 8-K was filed after January 3, 2004 but prior to the date of this Form 10-K filing. The report, dated March 17, 2004, related to the press release disclosing the results of the registrant’s operations for the 2003 fourth quarter and full year issued March 15, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION
Registrant

By:	/S/ Joseph J. Sum
Joseph J. Sum, Vice President, Finance
Date: April 1, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY(IES)	DATE

/S/ James G. Gidwitz	Chief Executive Officer
James G. Gidwitz	And a Director	April 1, 2004

/S/ Joseph J. Sum	Vice President
Joseph J. Sum	And a Director	April 1, 2004

/S/ Mark S. Nichter
Mark S. Nichter	Secretary and Controller	April 1, 2004

/S/ Thomas H. Carmody
Thomas H. Carmody	Director	April 1, 2004

/S/ Betsy R. Gidwitz
Betsy R. Gidwitz	Director	April 1, 2004

/S/ Ralph W. Gidwitz
Ralph W. Gidwitz	Director	April 1, 2004

/S/ Ronald J. Gidwitz
Ronald J. Gidwitz	Director	April 1, 2004

/S/ Theodore R. Tetzlaff
Theodore R. Tetzlaff	Director	April 1, 2004

/S/ Peter E. Thieriot
Peter E. Thieriot	Director	April 1, 2004

/S/ Darrell M. Trent
Darrell M. Trent	Director	April 1, 2004

REPORT OF INDEPENDENT AUDITORS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Continental Materials Corporation

Our audits of the consolidated financial statements referred to in our report dated March 12, 2004 appearing in the 2003 Annual Report to Shareholders of Continental Materials Corporation also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Chicago, Illinois
March 12, 2004

CONTINENTAL MATERIALS CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (c) (d)

for the fiscal years 2003, 2002 and 2001

COLUMN A	COLUMN B	COLUMN C(1)	COLUMN D		COLUMN E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions - Describe		Balance at End of Period

Year 2003
Allowance for doubtful accounts	$432,000	$112,000	$108,000	(a)	$436,000
Inventory valuation reserve	$205,000	$11,000	$45,000	(b)	$171,000

Year 2002
Allowance for doubtful accounts	$435,000	$147,000	$150,000	(a)	$432,000
Inventory valuation reserve (f)	$420,000	$—	$215,000	(b)	$205,000

Year 2001
Allowance for doubtful accounts (e)	$486,000	$134,000	$185,000	(a)	$435,000
Inventory valuation reserve	$443,000	$33,000	$81,000	(b)	$395,000

Notes:

(a) Accounts written off, net of recoveries.	(d) Column C(2) has been omitted as the answer would be “none”.
(b) Amounts written off upon disposal of assets.	(e) Beginning balance has been adjusted to reflect RMRM reserve on purchase date.
(c) Reserve deducted in the balance sheet from the asset to which it applies.	(f) Beginning balance has been adjusted to reflect MDHI reserve on purchase date.