Form 10-K/A
period 2004-01-03
CONTINENTAL MATERIALS CORP
filed 2004-04-30
CIK 24104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                Yes ☒        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K/A.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value (based on June 28, 2003 closing price) of voting stock held by non-affiliates of registrant: Approximately $19,417,000.

Number of common shares outstanding at April 23, 2004: 1,701,777.

Explanatory Note

Continental Materials Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) solely for the purpose of filing Exhibit 14, the Company’s code of ethics for its principal executive officer and principal financial officers, as required under Part IV of Form 10-K.  This Amendment No. 1 amends the Company’s Annual Report on Form 10-K originally filed with the Securities and Exchange Commission on April 1, 2004 (the “Original Form 10-K”).  Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-K, or modify or update in any way disclosures contained in the Original Form 10-K.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1	See the Financial Statements and Supplementary Data beginning on page 15 of the Form 10-K for the year ended January 3, 2004 and filed on April 1, 2004.

(a) 2	The following is a list of financial statement schedules filed as part of the Form 10-K for the year ended January 3, 2004 on April 1, 2004:

Report of Independent Accountants

Schedule II Valuation and Qualifying Accounts & Reserves For the Fiscal Years 2003, 2002 and 2001

All other schedules were omitted because they were not applicable or the information was shown in the financial statements or notes thereto.

(a) 3	The following is a list of all exhibits filed as part of or incorporated by reference into this Amendment No. 1 to Form 10-K for the year ended January 3, 2004:

Exhibit 3	1975 Restated Certificate of Incorporation dated May 28, 1975 filed as Exhibit 5 to Form 8-K for the month of May 1975, incorporated by reference.

Exhibit 3a	Registrant’s By-laws as amended September 19, 1975 filed as Exhibit 6 to Form 8-K for the month of September 1975, incorporated by reference.

Exhibit 3b	Registrant’s Certificate of Amendment of Certificate of Incorporation dated May 24, 1978 filed as Exhibit 1 to Form 10-Q for quarter ended June 30, 1978, incorporated by reference.

Exhibit 3c	Registrant’s Certificate of Amendment of Certificate of Incorporation dated May 27, 1987 filed as Exhibit 3c to Form 10-K for the year ended January 1, 1988, incorporated by reference.

Exhibit 3d	Registrant’s Certificate of Amendment of Restated Certificate of Incorporation dated June 4, 1999 filed as Exhibit 1 to Form 8-K for the month of June 1999, incorporated by reference.

Exhibit 10	Continental Materials Corporation Amended and Restated 1994 Stock Option Plan dated May 25, 1994 filed as Appendix A to the 1994 Proxy Statement, incorporated by reference.*

Exhibit 10a

Revolving Credit and Term Loan Agreement between dated as of September 5, 2003, by and among the Company and LaSalle Bank National Association and Fifth Third Bank filed as 10 to Form 10-Q for the quarterly period ending September 27, 2003, incorporated by reference.

Exhibit 10b	Acquisition Agreement Between Valco Properties, Ltd. And Continental Materials Corporation filed as Exhibit 2A to Form 8-K for the month October 1996, incorporated by reference.

Exhibit 10c

Non-Competition and Non-Disclosure Agreement by Valco, Inc. And Thomas E. Brubaker in favor of Continental Materials Corporation filed as Exhibit 2B to Form 8-K for the month of October 1996, incorporated by reference.

Exhibit 10d	Fee Sand and Gravel Lease Between Valco, Inc. And Continental Materials Corporation filed as Exhibit 2C to Form 8-K for the month of October 1996, incorporated by reference.

Exhibit 10e	Form of Supplemental Deferred Compensation Agreement filed as Exhibit 10 to Form 10-Q for the quarter ended July 1, 1983, incorporated by reference.*

Exhibit 10f

Stock Purchase Agreement By and Among Continental Materials Corporation, Rocky Mountain Ready Mix Concrete, Inc. and The Shareholders of Rocky Mountain Ready Mix Concrete, Inc. Filed as Exhibit 2A to Form 8-K for the month of December 2000, incorporated by reference.

Exhibit 10g

Continental Materials Corporation Employee Profit Sharing Retirement Plan Amended and Restated Generally Effective October 1, 1997 filed as Exhibit 99a to Form 10-K for the year ended January 1, 2000, incorporated by reference.*

Exhibit 14	Code of Ethics (filed herewith).

Exhibit 21	Subsidiaries of Registrant.**

Exhibit 23	Consent of Independent Accountants.**

Exhibit 31.1	Rule 15d-14(a) Certification of Chief Executive Officer (filed herewith).

Exhibit 31.2	Rule 15d-14(a) Certification of Chief Financial Officer (filed herewith).

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith).

*                 Compensatory plan or arrangement

**          Previously filed as the identically numbered exhibit to the registrant’s Annual Report on Form 10-K for the year ended January 3, 2004 and filed with the Securities and Exchange Commission on April 1, 2004.

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

Date:                    April 30, 2004