Form 10-Q
period 2004-04-03
CONTINENTAL MATERIALS CORP
filed 2004-05-12
CIK 24104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No ☒

Number of common shares outstanding at May 5, 2004	1,701,777

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

APRIL 3, 2004 AND JANUARY 3, 2004

 (000’s omitted except share data)

	APRIL 3, 2004	JANUARY 3, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$4,609
Receivables, net	18,653	17,054
Inventories:
Finished goods	7,169	7,163
Work in process	1,508	1,486
Raw materials and supplies	9,028	7,532
Prepaid expenses	2,885	3,064
Total current assets	39,243	40,908

Property, plant and equipment, net	30,585	30,873

Goodwill	7,374	7,374
Non-compete agreements	1,122	1,178
Other assets	1,536	1,493

	$79,860	$81,826

LIABILITIES
Current liabilities:
Bank loan payable	$1,900	$—
Current portion of long-term debt	1,921	1,970
Accounts payable and accrued expenses	11,734	13,504
Income taxes	—	700
Total current liabilities	15,555	16,174

Long-term debt	8,500	9,000
Deferred income taxes	3,219	3,219
Other long-term liabilities	2,555	2,576

SHAREHOLDERS’ EQUITY
Common shares, $0.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,982	1,982
Retained earnings	59,837	60,200
Accumulated other comprehensive losses net of tax of $139 and $124 (interest rate swap adjustments)	(248)	(265)
Treasury shares, 870,937 and 853,901, at cost	(12,183)	(11,703)
	50,031	50,857

	$79,860	$81,826

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE THREE MONTHS ENDED APRIL 3, 2004 AND MARCH 29, 2003

(Unaudited)

(000’s omitted except per-share amounts)

	APRIL 3, 2004	MARCH 29, 2003

Sales	$27,247	$23,681

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	22,171	20,407
Depreciation, depletion and amortization	1,368	1,532
Selling and administrative	4,124	3,878
	27,663	25,817

Operating loss	(416)	(2,136)

Interest	(156)	(161)
Other income, net	5	46

Loss before income taxes	(567)	(2,251)

Benefit from income taxes	(204)	(855)

Net loss	(363)	(1,396)

Retained earnings, beginning of period	60,200	57,851

Retained earnings, end of period	$59,837	$56,455

Basic loss per share	$(.21)	$(.78)

Average shares outstanding	1,714	1,781

Diluted loss per share	$(.21)	$(.78)

Average shares outstanding	1,714	1,781

Comprehensive income:
Net loss	$(363)	$(1,396)
Comprehensive income from interest rate swap, net of tax of $(15) and $8	17	12
	$(346)	$(1,384)

See accompanying notes

CONSOLIDATED MATERIALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 3, 2004 AND MARCH 29, 2003

(Unaudited)

(000’s omitted)

	THREE MONTHS ENDED
	APRIL 3, 2004	MARCH 29, 2003

Net cash used in operating activities	$(4,470)	$(3,106)

Investing activities:
Capital expenditures	(1,011)	(1,027)
Proceeds from sale of property and equipment	1	16
Net cash used in investing activities	(1,010)	(1,011)

Financing activities:
Borrowings under revolving credit facility	1,900	1,000
Repayment of long term debt	(549)	(89)
Payment to acquire treasury stock	(480)	(319)
Net cash provided by financing activities	871	592

Net decrease in cash and cash equivalents	(4,609)	(3,525)
Cash and cash equivalents:
Beginning of period	4,609	3,536

End of period	$—	$11

Supplemental disclosures of cash flow items:
Cash paid (received) during the three months for:
Interest	$166	$227
Income taxes	501	(164)

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

NOTES TO THE QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED APRIL 3, 2004

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

2.               The provision for income taxes is based upon the estimated effective of tax rate of 36% for the year.

3.               Operating results for the first three months of 2004 are not necessarily indicative of performance for the entire year.  Historically, sales of construction materials are higher in the second and third quarters.  Overall, sales of heating and air conditioning products have not shown strong seasonal fluctuations in recent years although product mix has historically yielded higher gross profit margins in the fourth quarter.  (See Note 10 of Notes to Consolidated Financial Statements in the Company’s 2003 Annual Report on Form 10-K.)

4.               The following is a reconciliation of the calculation of basic and diluted earnings per share (EPS) for the three months ended April 3, 2004 and March 29, 2003 (amounts in thousands, except per-share amounts):

	Income (Loss)	Shares	Per-share (loss) earnings
April 3, 2004
Basic EPS	$(363)	1,714	$(.21)
Effect of dilutive options	—	—
Diluted EPS	$(363)	1,714	$(.21)

March 29, 2003
Basic EPS	$(1,396)	1,781	$(.78)
Effect of dilutive options	—	—
Diluted EPS	$(1,396)	1,781	$(.78)

5.               The following table presents information about reported segments for the three months ended April 3, 2004 and March 29, 2003 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

	Heating and Air Conditioning	Construction Materials	All Other	Unallocated Corporate	Total
2004
Revenues from external customers	$11,669	$15,490	$86	$2	$27,247
Segment operating (loss) income	1,108	(664)	12	(872)	(416)
Segment assets	30,240	47,759	260	1,601	79,860

2003
Revenues from external customers	$10,260	$13,350	$70	$1	$23,681
Segment operating (loss) income	813	(2,175)	(13)	(761)	(2,136)
Segment assets	29,354	47,332	102	2,742	79,530

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last annual report.

6.               Identifiable intangible assets as of April 3, 2004 consist of three amortizable non-compete agreements that were carried at $1,122,000 net of $878,000 accumulated amortization.  The pre-tax amortization expense for intangible assets during the quarter ended April 3, 2004 was $57,000.  Based upon the intangible assets recorded on the balance sheet at April 3, 2004, amortization expense for the next five years is estimated to be as follows: 2004 - $225,000, 2005 - $225,000, 2006 - $216,000, 2007 - $138,000, and 2008 - $125,000.

7.               The interest rate swap agreement is reported consistent with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related amendment, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” which require recognition of derivatives as either assets or liabilities and measurement at fair value.  During the three months ended April 3, 2004, a gain of $17,000 (net of a tax benefit of $15,000) is reported under comprehensive income as a result of the cash flow hedge.  The tax benefit is primarily due to the use of an estimated tax rate of 36% during 2004 compared to the 31.9% actual rate used for 2003).  The change in accumulated other comprehensive losses is as follows (amounts in thousands):

Balance at January 3, 2004	$(265)
Comprehensive income from interest rate swap, net of tax effect of $(15), for the three months ended April 3, 2004	17
Comprehensive net loss	$(248)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

The Company operates primarily in two industry segments, the heating and air conditioning segment and the construction materials segment.  The primary products manufactured by the heating and air conditioning segment are gas-fired wall furnaces, console heaters, evaporative coolers and fan coils.  Gas-fired wall furnaces, console heaters and fan coil products are manufactured at Williams Furnace Co., headquartered in Colton, California.  Evaporative coolers are manufactured at Phoenix Manufacturing, Inc., headquartered in Phoenix, Arizona.  The primary products of the construction materials segment are ready mix concrete, construction aggregates, building supplies and doors, which are offered by Transit Mix Concrete Co. and Castle Concrete Company in Colorado Springs, Colorado and Transit Mix of Pueblo, Inc. and McKinney Door and Hardware, Inc. in Pueblo, Colorado.  Currently, Rocky Mountain Ready Mix Concrete, Inc. of Denver, Colorado, only offers ready mix concrete.

Financial Condition

A significant portion of the Company’s business tends to seasonally fluctuate.  Historically, the Company has experienced operating losses during the first quarter except when the weather is mild along the Front Range in Colorado.  Operating results typically improve in the second and third quarters reflecting more favorable weather conditions in Colorado and the seasonal sales of evaporative coolers.  Fourth quarter results can vary based on weather conditions in Colorado as well as in the principal markets for the Company’s heating equipment.  Sales of fan coils are generally not subject to seasonal variation.  Reflecting the Company’s operating results and the use of sales dating programs related to the evaporative cooler product line, the cash balance is normally depleted during the first or second quarter of the year.  As a result, the Company’s borrowings against its revolving credit facility tend to peak during the second quarter and then decline over the remainder of the year. This trend has continued thus far in 2004.

As expected, the Company’s cash balance during the first quarter decreased due to the seasonality of sales, the corresponding production schedules and the sales dating programs related to the evaporative cooler product line.  Operations for the first three months of 2004 used $4,470,000 of cash compared to $3,106,000 in 2003.  Despite the reduced loss, operations used more cash during the first quarter of 2004 primarily due to an increase in receivables as compared to the decrease in receivables during the first quarter of 2003.  The increased receivable balance is due to the improved sales volume.

The construction materials segment typically requires large capital investments, particularly when sales volume and demand are strong.  Reflecting the more modest demand in the construction materials segment during the past two years, capital spending was much lower during the first quarter of both 2004 and 2003 as compared to expenditures from the mid-1990’s through 2001.  Current expenditures were primarily in the construction materials segment and included the completion of the new maintenance facility in Pueblo.

Scheduled debt repayments were made during the first quarter of both 2004 and 2003.  The increase in the 2004 payments reflects the quarterly payback schedule under the Company’s new Revolving Credit and Term Loan Agreement signed during September 2003 as opposed to the semi-annual payment schedule under the previous agreement..

The Company believes that anticipated cash flow from operations, supplemented by seasonal borrowings against the revolving line of credit, (of which $1,900,000 was outstanding at April 3, 2004) will be sufficient to cover expected cash needs, including servicing debt and planned capital expenditures for at least the next twelve months.

Operations - Comparison of Quarter Ended April 3, 2004 to Quarter Ended March 29, 2003

Consolidated sales during the first quarter of 2004 improved $3,566,000 to $27,247,000 when compared to the first quarter of 2003.  Sales in the construction materials segment increased $2,140,000, or 16%.  Milder weather in Colorado during March 2004 compared to 2003 was the primary reason for the improved sales volume.  Offsetting this favorable factor was the persistent reduction in construction activity along the Front Range in Colorado.  The ensuing lower demand for concrete continues to sustain the increased price competition resulting in lower ready mix concrete prices especially in the Denver metropolitan area.  The heating and air conditioning segment reported a $1,319,000 increase in sales, or 12.9%.  Evaporative cooler sales increased reflecting hot weather in the markets served, notably in March, and the addition of some new wholesale accounts.  Furnace sales volume also improved, aided by wet cool weather in Southern California during January and February.  Fan coil sales improved although the sales level continues to reflect the nationwide slump in hotel construction.

Consolidated cost of sales (exclusive of depreciation and depletion) as a percentage of sales declined from 86.2% for the first quarter of 2003 to 81.4% for the same period of 2004.  The decrease was experienced by both segments, although the construction materials segment reported a more significant improvement.  The reduced cost ratio in the construction materials segment was the result of the increased sales volume, lower operating costs, particularly maintenance, and increased labor efficiency.  The improvement in the heating and air conditioning segment was primarily due to the increase in furnace sales volume.

Selling and administrative expenses during the first quarter of 2004 increased $246,000 over the same period in 2003; however, as a percentage of sales, selling and administrative expenses declined from 16.4% to 15.1% for the current quarter.  The decrease as a percentage of sales was due to the increase in sales and the fixed nature of some of the expenses.

The reduction in depreciation, depletion and amortization expense from $1,532,000 to $1,368,000 is the direct result of the decreased capital spending levels since 2002.

Net interest expense remained relatively constant.  The effect of decreased levels of debt on interest expense in 2004 was largely offset by interest received on a state tax refund during the first quarter of 2003.

Historically, the Company has experienced operating losses during the first quarter except when the construction activity is strong and the weather is mild along the Front Range in Colorado.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of April 3, 2004 and January 3, 2004 and affect the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates.  Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained on pages 13 and 14 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

OUTLOOK

The depressed commercial construction market nationwide, notably hotel construction, is expected to continue for at least the near future.  The construction market in Colorado is showing some signs of stabilizing but still remains considerably weaker than the conditions that prevailed three to five years ago.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Company does not currently have any transactions or circumstances that have been addressed by recently issued accounting pronouncements.  Therefore, adoption of any of these statements or pronouncements would not have a material impact on the Company’s results of operations, financial position or liquidity.

FORWARD-LOOKING STATEMENTS

The foregoing discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended.  Such forward-looking statements are based on the beliefs of the Company’s management as well as on assumptions made by and information available to the Company at the time such statements were made.  When used in this Report, words such as “anticipates,” “believes,” “contemplates,” “estimates,” “expects,” “plans,” “projects,” and similar expressions are intended to identify forward-looking statements.  Actual results could differ materially from those projected in the forward-looking statements as a result of factors including but not limited to: weather, interest rates, availability of raw materials and their related costs, economic conditions and competitive forces.  Changes in accounting pronouncements could also alter projected results.  Forward-looking statements speak only as of the date they were made, and the Company undertakes no obligation to publicly update them.

Item 3.    Quantitative And Qualitative Disclosures About Market Risk

There have been no changes in the market risks that the Company is exposed to since those discussed in the Company’s 2003 Annual Report on Form 10-K.  At April 3, 2004, the amount subject to the interest rate swap agreement was $9,000,000.  Also see Note 7 to the quarterly financial statements above.

Item 4.    Disclosure Controls and Procedures

(a)            Evaluation of disclosure controls and procedures.

The Company’s chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, they have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its subsidiaries) required to be disclosed in this quarterly report and no changes are required at this time.

(b)           Changes in internal controls.

There were no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - Other Information

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) The Company filed one report on Form 8-K during the quarter ended April 3, 2004.  The report, dated March 17, 2004, related to the press release disclosing the results of the Company’s operations for the 2003 fourth quarter and full year issued March 15, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION

Date:	May 12, 2004	By:	/S/ Joseph J. Sum
Joseph J. Sum, Vice President and Chief Financial Officer