Form 10-Q
period 2004-07-03
CONTINENTAL MATERIALS CORP
filed 2004-08-13
CIK 24104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐        No  ☒

Number of common shares outstanding at August 6, 2004	1,666,427

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

JULY 3, 2004 and JANUARY 3, 2004

(000’s omitted except share data)

	JULY 3, 2004	JANUARY 3, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$4,609
Receivables, net	22,108	17,054
Inventories:
Finished goods	7,673	7,163
Work in process	1,522	1,486
Raw materials and supplies	8,631	7,532
Prepaid expenses	3,387	3,064
Total current assets	43,321	40,908

Property, plant and equipment, net	30,607	30,873

Goodwill	7,374	7,374
Non-compete agreements	1,067	1,178
Other assets	1,657	1,493

	$84,026	$81,826

LIABILITIES
Current liabilities:
Bank loan payable	$3,400	$—
Current portion of long-term debt	2,000	1,970
Accounts payable and accrued expenses	14,501	13,504
Income taxes	487	700
Total current liabilities	20,388	16,174

Long-term debt	8,000	9,000
Deferred income taxes	3,219	3,219
Other long-term liabilities	2,377	2,576

SHAREHOLDERS’ EQUITY
Common shares, $0.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,982	1,982
Retained earnings	60,676	60,200
Accumulated other comprehensive losses (interest rate swap adjustments)	(120)	(265)
Treasury shares, 903,037 and 853,901, at cost	(13,139)	(11,703)
	50,042	50,857

	$84,026	$81,826

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE THREE MONTHS ENDED JULY 3, 2004 AND JUNE 28, 2003

(Unaudited)

(000’s omitted except per-share amounts)

	JULY 3, 2004	JUNE 28, 2003

Sales	$34,577	$34,620

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	27,688	26,694
Depreciation, depletion and amortization	1,251	1,595
Selling and administrative	4,389	4,497
	33,328	32,786

Operating income	1,249	1,834

Interest	(155)	(198)
Other income, net	217	22

Income before income taxes	1,311	1,658

Provision for income taxes	472	647

Net income	839	1,011

Retained earnings, beginning of period	59,837	56,455

Retained earnings, end of period	$60,676	$57,466

Basic earnings per share	$.50	$.57

Average shares outstanding	1,695	1,765

Diluted earnings per share	$.48	$.56

Average shares outstanding	1,731	1,799

Comprehensive income:
Net income (loss)	$839	$1,011
Comprehensive income from interest rate swap, net of tax of $65 and $10	128	(14)
	$967	$997

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE SIX MONTHS ENDED JULY 3, 2004 AND JUNE 28, 2003

(Unaudited)

(000’s omitted except per-share amounts)

	JULY 3, 2004	JUNE 28, 2003

Sales	$61,824	$58,301

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	49,859	47,101
Depreciation, depletion and amortization	2,619	3,127
Selling and administrative	8,513	8,375
	60,991	58,603

Operating income (loss)	833	(302)

Interest	(311)	(359)
Other income, net	222	68

Income (loss) before income taxes	744	(593)

Provision (benefit) for income taxes	268	(208)

Net income (loss)	476	(385)

Retained earnings, beginning of period	60,200	57,851

Retained earnings, end of period	$60,676	$57,466

Basic earnings (loss) per share	$.28	$(.22)

Average shares outstanding	1,704	1,773

Diluted earnings (loss) per share	$.27	$(.22)

Average shares outstanding	1,740	1,773

Comprehensive income:
Net income (loss)	$476	$(385)
Comprehensive income from interest rate swap, net of tax of $50 and $3	145	—
	$621	$(385)

See accompanying notes

CONSOLIDATED MATERIALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 3, 2004 AND JUNE 28, 2003

(Unaudited)

(000’s omitted)

	JULY 3, 2004	JUNE 28, 2003

Net cash used in operating activities	$(3,576)	$(2,170)

Investing activities:
Capital expenditures	(2,347)	(1,684)
Proceeds from sale of property and equipment	320	79
Net cash used in investing activities	(2,027)	(1,605)

Financing activities:
Borrowings under revolving credit facility	3,400	2,900
Repayment of long-term debt	(970)	(1,710)
Payment to acquire treasury stock	(1,436)	(951)
Net cash provided by financing activities	994	239

Net decrease in cash and cash equivalents	(4,609)	(3,536)
Cash and cash equivalents:
Beginning of period	4,609	3,536

End of period	$—	$—

Supplemental disclosures of cash flow items:
Cash paid (refunded) during the six months for:
Interest	$271	$455
Income taxes	494	(156)

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

NOTES TO THE QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED JULY 3, 2004

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

3.               Operating results for the first six months of 2004 are not necessarily indicative of performance for the entire year.  Historically, sales of construction materials are higher in the second and third quarters.  Overall, sales of heating and air conditioning products have not shown strong seasonal fluctuations in recent years although product mix has historically yielded higher gross profit margins in the fourth quarter.  (See Note 10 of Notes to Consolidated Financial Statements in the Company’s 2003 Annual Report on Form 10-K.)

4.               The following is a reconciliation of the calculation of basic and diluted earnings (loss) per share (EPS) for the three and six months ended July 3, 2004 and June 28, 2003 (amounts in thousands except per-share data).

	Three months ended			Six months ended
	Income	Shares	Per- share earnings	Income (loss)	Shares	Per-share earnings (loss)
July 3, 2004
Basic EPS	$839	1,695	$.50	$476	1,704	$.28
Effect of dilutive options	—	36		—	36
Diluted EPS	$839	1,731	$.48	$476	1,740	$.27

June 28, 2003
Basic EPS	$1,011	1,765	$.57	$(385)	1,773	$(.22)
Effect of dilutive options	—	34		—	—
Diluted EPS	$1,011	1,799	$.56	$(385)	1,773	$(.22)

5.               During the quarter ended July 3, 2004, the Company amended its Revolving Credit and Term Loan Agreement with its existing two banks to extend the term through July 31, 2006 and to increase the stated dollar limit of the Company’s ability to purchase treasury stock.

6.               The following table presents information about the Company’s reported segments for the six- and three-month periods ended July 3, 2004 and June 28, 2003 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands).

	Heating and Air Conditioning	Construction Materials	All Other	Unallocated Corporate	Total
2004
Six Months
Revenues from external customers	$24,112	$37,538	$172	$2	$61,824
Segment operating income (loss)	1,557	1,078	39	(1,841)	833
Segment assets	30,144	51,677	264	1,941	84,026
Three Months
Revenues from external customers	12,443	22,048	86	—	34,577
Segment operating income (loss)	449	1,742	27	(969)	1,249

2003
Six Months
Revenues from external customers	$24,603	$33,541	$156	$1	$58,301
Segment operating (loss) income	1,744	(628)	(8)	(1,410)	(302)
Segment assets	30,629	50,370	15	2,641	83,655
Three Months
Revenues from external customers	14,343	20,191	86	—	34,620
Segment operating income (loss)	931	1,547	5	(649)	1,834

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the 2003 Annual Report.

7.               The interest rate swap agreement is reported consistent with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related amendment, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” which require recognition of derivatives as either assets or liabilities and measurement at fair value.  The change in accumulated other comprehensive losses net of taxes from January 3, 2004 to July 3, 2004 was as follows (amounts in thousands):

Balance at January 3, 2004	$(265)
Comprehensive income from interest rate swap, net of tax of $(15)	17
Balance at April 3, 2004	(248)
Comprehensive income from interest rate swap, net of tax of $65	128
Balance at July 3, 2004	$(120)

Item 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

The Company operates primarily in two industry segments through wholly owned subsidiaries, the heating and air conditioning segment and the construction materials segment.  The primary products manufactured by the heating and air conditioning segment are gas-fired wall furnaces, console heaters, evaporative coolers and fan coils.  Gas-fired wall furnaces, console heaters and fan coil products are manufactured at Williams Furnace Co., headquartered in Colton, California.  Evaporative coolers are manufactured at Phoenix Manufacturing, Inc., headquartered in Phoenix, Arizona.  The primary products of the construction materials segment are ready mix concrete, construction aggregates, building supplies and doors, which are offered by Transit Mix Concrete Co. and Castle Concrete Company in Colorado Springs, Colorado and Transit Mix of Pueblo, Inc. and McKinney Door and Hardware, Inc. in Pueblo, Colorado.  Currently, Rocky Mountain Ready Mix Concrete, Inc. of Denver, Colorado, only offers ready mix concrete.

Financial Condition

A significant portion of the Company’s business tends to seasonally fluctuate.  Historically, the Company has experienced operating losses during the first quarter except when the weather is mild along the Front Range in Colorado.  Operating results typically improve in the second and third quarters reflecting more favorable weather conditions in Colorado and the seasonal sales of evaporative coolers.  Fourth quarter results can vary based on weather conditions in Colorado as well as in the principal markets for the Company’s heating equipment.  Sales of fan coils are generally not subject to seasonal variation.  The cash balance is normally depleted during the first or second quarter of the year reflecting the Company’s operating results and the use of sales dating programs related to the evaporative cooler product line.  As a result, the Company’s borrowings against its revolving credit facility tend to peak during the second quarter and then decline over the remainder of the year. This trend has continued thus far in 2004.

As expected, the Company’s cash balance during the second quarter decreased due to the seasonality of sales, the corresponding production schedules and the sales dating programs related to the evaporative cooler product line.  Operations for the first six months of 2004 used $3,576,000 of cash compared to $2,170,000 in 2003.  The increased use of cash during the first six months of 2004 was largely due to an increase in inventories as compared to the modest decrease in inventories during the first six months of 2003.  The change in inventory levels was primarily in the evaporative cooler line where strong sales volume in June 2003 significantly depleted inventory levels compared to the lower sales volume in June 2004 that left inventories above planned levels. Adjustments have been made to the evaporative cooler production schedule for the remainder of the year.

The construction materials segment typically requires large capital investments, particularly when sales volume and demand are strong.  Reflecting the more modest demand in the construction materials segment during the past two years, capital spending was much lower during the first six months of both 2004 and 2003 as compared to expenditures from the mid-1990’s through 2001.  Capital expenditures during the first six months of 2004 were primarily in the construction materials segment and included earth moving equipment and the completion of the new maintenance facility in Pueblo as well as a truck tracking system for the concrete operations.

Scheduled debt repayments were made during the second quarter of both 2004 and 2003.  The decrease in the 2004 payments reflects the quarterly payback schedule under the Company’s new Revolving Credit and Term Loan Agreement signed during September 2004 as compared to the semi-annual payment schedule under the previous agreement.

The Company believes that anticipated cash flow from operations, supplemented by seasonal borrowings against the revolving line of credit, (of which $3,400,000 was outstanding at July 3, 2004) will be sufficient to cover expected cash needs, including servicing debt and planned capital expenditures for at least the next twelve months.

Operations – Comparison of Quarter Ended July 3, 2004 to Quarter Ended June 28, 2003

Consolidated sales during the quarter ended July 3, 2004 were modestly lower than consolidated sales during the second quarter of 2003.  Sales declined $1,900,000 (13.2%) in the heating and air conditioning segment. The decrease was primarily due to lower evaporative cooler sales as a result of losing the window unit business at a large retail customer exacerbated by a higher than normal dew point during the current quarter. Sales of window units are historically concentrated in the months of May and June. A small decline in furnace sales was more than offset by a healthy increase in fan coil sales as compared to the depressed level of fan coil sales in the second quarter of 2003. The construction materials segment reported an increase in sales of $1,857,000 (9.2%). Sales of doors and supplies increased sharply providing over half of the segment’s sales growth. Concrete volume also increased during the 2004 quarter in the Denver and Pueblo markets; however, the Denver market continues to experience intense price competition. Selling prices in Colorado Springs and Pueblo were steady.

Consolidated cost of sales (exclusive of depreciation and depletion) as a percentage of sales increased from 77.1% to 80.1%.  The increase was experienced by both segments although the heating and air conditioning segment experienced a more significant increase in costs.  The higher cost ratio is being driven by raw material/commodity prices. Increased steel, copper and aluminum prices have negatively impacted margins in the heating and air conditioning segment while higher cement and gasoline prices have negatively affected margins in the construction materials segment.

Net interest expense declined primarily due to the lower debt balance as well as lower average interest rates during the second quarter of 2004.

The reduction in depreciation, depletion and amortization expense from $1,595,000 to $1,251,000 is the direct result of the decreased capital spending levels since 2002.

Other income increased due to the sale of a west Pueblo property during the quarter ended July 3, 2004.

Operations - Comparison of Six Months Ended July 3, 2004 to Six Months Ended June 28, 2003

Consolidated sales for the six months ended July 3, 2004 increased $3,523,000 (6%) when compared to the six months ended June 28, 2003.  Sales in the construction materials segment improved $3,997,000 (11.9%).  The increase was due to the reasons noted above as well as milder weather in Colorado during March 2004 compared to 2003. The heating and air conditioning segment reported a slight decrease of $491,000 (2%) primarily due to the decline in evaporative cooler sales during the second quarter of 2004 as noted above.

Cost of sales (exclusive of depreciation and depletion) as a percentage of sales decreased from 80.8% to 80.6%.  The decrease in the cost of sales percentage was related to the improved performance in the construction materials segment in the first quarter of 2004 offset by the higher raw material costs encountered in the second quarter.

Net interest expense declined due to the reasons noted above partially offset by receipt during the first quarter of 2003 of approximately $62,000 of interest related to state tax refunds.

Other income increased due to the reason noted above.

Historically, the Company has experienced improved operating results during the second quarter as sales in the construction materials segment increase reflecting weather more conducive to construction activity. The 2004 operating results were consistent with this trend.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Some of these accounting principles require management to make estimates, assumptions and decisions that may significantly affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of July 3, 2004 and January 3, 2004 and affect the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates. Information with respect to the Company’s critical accounting policies that management believes could have the most significant effect on the Company’s reported results is contained on pages 13 and 14 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

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

FORWARD-LOOKING STATEMENTS

The foregoing discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended.  Such forward-looking statements are based on the beliefs of the Company’s management as well as on assumptions made by and information available to the Company at the time such statements were made.  When used in this Report, words such as “anticipates,” “believes,” “contemplates,” “estimates,” “expects,” “plans,” “projects,” and similar expressions are intended to identify forward-looking statements.  Actual results could differ materially from those projected in the forward-looking statements as a result of factors including but not limited to: weather, interest rates, availability of raw materials and their related costs, national and local economic conditions and competitive forces.  Changes in accounting pronouncements could also alter projected results.  Forward-looking statements speak only as of the date they were made, and the Company undertakes no obligation to publicly update them.

Item 3.                   Quantitative And Qualitative Disclosures About Market Risk

There have been no changes in the market risks that the Company is exposed to since those discussed in the Company’s 2003 Annual Report on Form 10-K.  At July 3, 2004, the amount subject to the interest rate swap agreement was $9,000,000.  Also see Note 7 to the quarterly financial statements above.

Item 4.                   Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures.

The Company’s chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covering this report.  Based on their evaluation, they have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its subsidiaries) required to be disclosed in this quarterly report and no changes are required at this time.

Changes in internal controls.

There were no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

Item 2.                                    Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents information with respect to purchases made by the Company of its common stock to become treasury stock for the period April 4 through July 3, 2004.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value that May Yet Be Purchased Under the Program, Note (1)
April 4 – May 1, 2004	1,550	$28.93	443,149	$1,148,972
May 2 – May 29, 2004	6,050	28.65	449,199	2,750,000
May 30 – July 3, 2004	24,500	28.59	473,699	2,049,647
Total	32,100	$28.61	473,699	$2,049,647

Note (1) The amounts shown in column (d) reflect the dollar value remaining under the limits, as established by the Board of Directors, in effect at the end of each period. The limit in effect through May 28, 2004 was $2,000,000. Effective May 29, 2003, the Board increased the permitted amount to a total not to exceed $2,750,000 for purchases on or after May 29, 2004.

On January 19, 1999 the Company established the current open-ended program to repurchase its common stock. Purchases are made on the open market or in block trades at the discretion of management. The dollar amount authorized for the program has been periodically increased by the Board of Directors and approved by the Company’s two banks as required by the Company’s Revolving Credit and Term Loan Agreement. Effective May 29, 2003, the Board increased the permitted amount to a total not to exceed $2,750,000 for purchases on or after May 29, 2004

Item 4.                                     Submission of Matters to a Vote of Security Holders

(a)          The 2004 Annual Meeting of the Stockholders of the Company was held on May 26, 2004.

(b)         At that meeting, three individuals, two of whom are current directors, were nominated and elected to serve until the 2007 Annual Meeting. In addition to the two current directors, William D. Andrews was nominated to replace Joseph J. Sum, the Company’s Vice President and Treasurer, in order to comply with regulations mandating that the Board be composed of independent directors. The results of the voting are as follows:

Director	Shares For	Shares Against	Shares Withheld
William D. Andrews	1,459,561	—	4,980
Betsy R. Gidwitz	1,440,153	—	24,388
James G. Gidwitz	1,440,153	—	24,388

There were no broker non-votes.

The following directors’ terms of office continued after the 2004 Meeting until the Annual Meetings of the years as noted:

Directors	Expiration of Term
Ralph W. Gidwitz	2005
Theodore R. Tetzlaff	2005
Peter E. Thieriot	2005
Thomas H. Carmody	2006
Ronald J. Gidwitz	2006
Darrell M. Trent	2006

(c)          In addition to the above election, the appointment of the independent auditing firm of PricewaterhouseCoopers LLP was ratified by the following vote:

For	Against	Abstain
1,462,661	1,320	560

There were no broker non-votes.

(d)         Not applicable.

Item 6.                                    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.	Description

10	First Amendment To Revolving Credit And Term Loan Agreement dated as of May 29, 2004, by and among Continental Materials Corporation and LaSalle Bank National Association and Fifth Third Bank.

31.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  The Company filed one report on Form 8-K during the quarter ended July 3, 2004. The report, dated May 13, 2004, related to the press release disclosing the results of the Company’s operations for the 2004 first quarter issued May 11, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION

Date:	August 12, 2004	By:	/S/ Joseph J. Sum
Joseph J. Sum, Vice President
and Chief Financial Officer