Form 10-Q
period 2004-10-02
CONTINENTAL MATERIALS CORP
filed 2004-11-16
CIK 24104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

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
(Address of principal executive offices)
(Zip Code)

(312) 541-7200
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      ☒      No      ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes      ☐      No      ☒

Number of common shares outstanding at November 3, 2004          1,656,427

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

OCTOBER 2, 2004 and JANUARY 3, 2004

(000’s omitted except share data)

	OCTOBER 2, 2004	JANUARY 3, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$4,609
Receivables, net	18,191	17,054
Inventories:
Finished goods	8,702	7,163
Work in process	1,555	1,486
Raw materials and supplies	8,024	7,532
Prepaid expenses	3,529	3,064
Total current assets	40,001	40,908

Property, plant and equipment, net	30,058	30,873

Goodwill	7,374	7,374
Non-compete agreements	1,009	1,178
Other assets	1,612	1,493

	$80,054	$81,826

LIABILITIES
Current liabilities:
Bank loan payable	$100	$—
Current portion of long-term debt	2,000	1,970
Accounts payable and accrued expenses	14,093	13,504
Income taxes	617	700
Total current liabilities	16,810	16,174

Long-term debt	7,500	9,000
Deferred income taxes	3,219	3,219
Other long-term liabilities	2,273	2,576

SHAREHOLDERS’ EQUITY
Common shares, $0.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,982	1,982
Retained earnings	61,262	60,200
Accumulated other comprehensive losses (interest rate swap adjustments)	(112)	(265)
Treasury shares, 917,837 and 853,901, at cost	(13,523)	(11,703)
	50,252	50,857

	$80,054	$81,826

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE THREE MONTHS ENDED OCTOBER 2, 2004 AND SEPTEMBER 27, 2003

(Unaudited)

(000’s omitted except per-share amounts)

	OCTOBER 2, 2004	SEPTEMBER 27, 2003

Sales	$30,900	$30,139

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	24,736	23,382
Depreciation, depletion and amortization	1,421	1,517
Selling and administrative	3,756	4,036

Gain on disposition of property and equipment	24	51

Operating income	1,011	1,255

Interest	(154)	(206)
Other income, net	59	40

Income before income taxes	916	1,089

Provision for income taxes	330	382

Net income	586	707

Retained earnings, beginning of period	60,676	57,466

Retained earnings, end of period	$61,262	$58,173

Basic earnings per share	$.35	$.41

Average shares outstanding	1,663	1,744

Diluted earnings per share	$.34	$.40

Average shares outstanding	1,699	1,779

Comprehensive income:
Net income (loss)	$586	$707
Comprehensive income from interest rate swap, net of tax of $6 and $40	8	80
	$594	$787

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE NINE MONTHS ENDED OCTOBER 2, 2004 AND SEPTEMBER 27, 2003

(Unaudited)

(000’s omitted except per-share amounts)

	OCTOBER 2, 2004	SEPTEMBER 27, 2003

Sales	$92,724	$88,440

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	74,595	70,483
Depreciation, depletion and amortization	4,040	4,644
Selling and administrative	12,269	12,411

Gain on disposition of property and equipment	242	51

Operating income	2,062	953

Interest	(465)	(565)
Other income, net	63	108

Income before income taxes	1,660	496

Provision for income taxes	598	174

Net income	1,062	322

Retained earnings, beginning of period	60,200	57,851

Retained earnings, end of period	$61,262	$58,173

Basic earnings per share	$.63	$.18

Average shares outstanding	1,690	1,763

Diluted earnings per share	$.62	$.18

Average shares outstanding	1,726	1,798

Comprehensive income:
Net income (loss)	$1,062	$322
Comprehensive income from interest rate swap, net of tax of $56 and $43	153	80
	$1,215	$402

See accompanying notes

CONSOLIDATED MATERIALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 2, 2004 AND SEPTEMBER 27, 2003

(Unaudited)

(000’s omitted)

	OCTOBER 2, 2004	SEPTEMBER 27, 2003

Net cash provided by operating activities	$1,413	$4,623

Investing activities:
Capital expenditures	(3,178)	(1,988)
Proceeds from sale of property and equipment	346	213
Net cash used in investing activities	(2,832)	(1,775)

Financing activities:
Borrowings under the revolving credit facility	100	—
Repayment of long-term debt	(1,470)	(1,755)
Payment to acquire treasury stock	(1,820)	(979)
Net cash used in financing activities	(3,190)	(2,734)

Net decrease in cash and cash equivalents	(4,609)	114
Cash and cash equivalents:
Beginning of period	4,609	3,536

End of period	$—	$3,650

Supplemental disclosures of cash flow items:
Cash paid (refunded) during the nine months for:
Interest	$516	$689
Income taxes	695	(140)

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

NOTES TO THE QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED OCTOBER 2, 2004

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

3.               Operating results for the first nine months of 2004 are not necessarily indicative of performance for the entire year.  Historically, sales of construction materials are higher in the second and third quarters.  Overall, sales of heating and air conditioning products have not shown strong seasonal fluctuations in recent years although product mix has historically yielded higher gross profit margins in the fourth quarter.  (See Note 10 of Notes to Consolidated Financial Statements in the Company’s 2003 Annual Report on Form 10-K.)

4.               The Consolidated Statements of Operations and Retained Earnings for the Nine Month and Three Month Periods Ended September 27, 2003 have been revised to change the classification of gains on disposition of property and equipment from other income to operating income.

5.               The following is a reconciliation of the calculation of basic and diluted earnings (loss) per share (EPS) for the three and nine months ended October 2, 2004 and September 27, 2003 (amounts in thousands except per-share data).

	Three months ended			Nine months ended
	Income	Shares	Per- share earnings	Income (loss)	Shares	Per-share earnings (loss)
October 2, 2004
Basic EPS	$586	1,663	$.35	$1,062	1,690	$.63
Effect of dilutive options	—	36		—	36
Diluted EPS	$586	1,699	$.34	$1,062	1,726	$.62

September 27, 2003
Basic EPS	$707	1,744	$.41	$322	1,763	$.18
Effect of dilutive options	—	35		—	35
Diluted EPS	$707	1,779	$.40	$322	1,798	$.18

6.               The following table presents information about the Company’s reported segments for the nine- and three-month periods ended October 2, 2004 and September 27, 2003 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands).

	Heating and Air Conditioning	Construction Materials	All Other	Unallocated Corporate	Total
2004
Nine Months
Revenues from external customers	$33,182	$59,282	$258	$2	$92,724
Segment operating income (loss)	1,767	2,835	66	(2,606)	2,062
Segment assets	27,508	50,365	264	1,917	80,054
Three Months
Revenues from external customers	9,070	21,744	86	—	30,900
Segment operating income (loss)	210	1,539	27	(765)	1,011

2003
Nine Months
Revenues from external customers	$34,627	$53,569	$242	$2	$88,440
Segment operating (loss) income	2,405	658	2	(2,112)	953
Segment assets	25,007	49,179	132	6,103	80,421
Three Months
Revenues from external customers	10,024	20,028	86	1	30,139
Segment operating income (loss)	661	1,286	10	(702)	1,255

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the 2003 Annual Report except for the reclassification of the gain on disposition of property and equipment to operating income from other income for this report.

7.               The interest rate swap agreement is reported consistent with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related amendment, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” which require recognition of derivatives as either assets or liabilities and measurement at fair value.  The change in accumulated other comprehensive losses, net of taxes, from January 3, 2004 to October 2, 2004 was as follows (amounts in thousands):

Balance at January 3, 2004	$(265)
Comprehensive income from interest rate swap, net of tax of $50	145
Balance at July 3, 2004	(120)
Comprehensive income from interest rate swap, net of tax of $6	8
Balance at October 2, 2004	$(112)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

The Company operates primarily in two industry segments through wholly-owned subsidiaries: the heating and air conditioning segment and the construction materials segment.  The primary products manufactured by the heating and air conditioning segment are gas-fired wall furnaces, console heaters, evaporative coolers and fan coils.  Gas-fired wall furnaces, console heaters and fan coil products are manufactured at Williams Furnace Co., headquartered in Colton, California.  Evaporative coolers are manufactured at Phoenix Manufacturing, Inc., headquartered in Phoenix, Arizona.  The primary products of the construction materials segment are ready mix concrete, construction aggregates, building supplies and doors, which are offered by Transit Mix Concrete Co. and Castle Concrete Company in Colorado Springs, Colorado and Transit Mix of Pueblo, Inc. and McKinney Door and Hardware, Inc. in Pueblo, Colorado.  Currently, Rocky Mountain Ready Mix Concrete, Inc. of Denver, Colorado, only offers ready mix concrete.

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

As expected, the Company’s cash flow during the third quarter was positive due to the seasonality of sales, the corresponding production schedules and the sales dating programs related to the evaporative cooler product line.  This positive cash flow allowed the Company to reduce the short-term debt by $3,300,000 and to make the scheduled $500,000 payment on the long-term debt during the third quarter.  Operations for the first nine months of 2004 provided $1,413,000 of cash compared to $4,623,000 in 2003.  The decrease in cash provided during the first nine months of 2004 was primarily due to increases in inventories and receivables.  The Company experienced a significantly larger increase in inventories during the first nine months of 2004 as compared to the increase in inventories during the 2003 period.  The higher inventory level was primarily in the evaporative cooler line where strong sales volume in June and July of 2003 significantly depleted inventory levels compared to the lower sales volume in June and July of 2004, leaving inventories well above the plan.  In addition, a large retail customer returned inventory unsold at the end of the 2004 cooling season.  Adjustments have been made to the evaporative cooler production schedule for the remainder of the year.  Receivables increased more during the 2004 nine month period reflecting the increase in sales.

The construction materials segment typically requires large capital investments, particularly when sales volume and demand are strong.  Reflecting the more modest demand in the construction materials segment during the past two years, capital spending was much lower during the first nine months of both 2004 and 2003 as compared to expenditures from the mid-1990’s through 2001.  Capital expenditures during the first nine months of 2004 were primarily in this segment and included earth moving equipment, construction of a batch plant and the completion of the new maintenance facility in Pueblo, development of an aggregates site and a truck-tracking system for the concrete operations.

Scheduled debt repayments were made during the first nine months of both 2004 and 2003.  The decrease in the 2004 payments reflects the quarterly payback schedule under the Company’s new Revolving Credit and Term Loan Agreement signed during September 2003 as compared to the semi-annual payment schedule under the previous agreement.

The Company believes that anticipated cash flow from operations, supplemented by seasonal borrowings against the revolving line of credit (of which $100,000 was outstanding at October 2, 2004), will be sufficient to cover expected cash needs, including servicing debt and planned capital expenditures for at least the next twelve months.

Operations – Comparison of Quarter Ended October 2, 2004 to Quarter Ended September 27, 2003

Consolidated sales during the quarter ended October 2, 2004 were $761,000 (2.5%) higher than consolidated sales during the third quarter of 2003. The construction materials segment reported an increase in sales of $1,716,000 (8.6%) during the 2004 quarter largely due to increased concrete volume in the Denver and Pueblo markets. Concrete selling prices in Colorado Springs and Pueblo were steady; however, the Denver market continues to experience intense price competition. Sales declined $954,000 (9.5%) in the heating and air conditioning segment. The decrease was primarily due to lower evaporative cooler sales as a result of losing the window unit business at a large retail customer exacerbated by the return of inventory unsold at the end of the cooling season by that same customer. Sales of window units are historically concentrated in the months of May, June and July. A small decline in fan coil sales was more than offset by an increase in furnace sales which is believed to be timing related as the heating season begins.

Consolidated cost of sales (exclusive of depreciation and depletion) as a percentage of sales increased from 77.6% to 80.1%.  The increase was experienced by the heating and air conditioning segment where dramatically higher material/commodity prices, notably steel, copper and aluminum, have negatively impacted margins. Although the construction materials segment has endured higher cement and gasoline prices, a small improvement in margins was realized as the market accepted some price increases and higher volume aided margins as certain costs of sales are relatively fixed in nature.

The reduction in depreciation, depletion and amortization expense from $1,517,000 to $1,421,000 is the direct result of the decreased capital spending levels since 2002.

Selling and administrative expenses declined both in real dollars and as a percentage of sales as various compensation accruals were adjusted down during the quarter to reflect current expectations.

Net interest expense declined primarily due to the lower debt balance as well as lower average interest rates during the third quarter of 2004.

Operations - Comparison of Nine Months Ended October 2, 2004 to Nine Months Ended September 27, 2003

Consolidated sales for the nine months ended October 2, 2004 increased $4,284,000 (4.8%) when compared to the nine months ended September 27, 2003.  Sales in the construction materials segment improved $5,713,000 (10.1%).  The increase was due to the reasons noted above as well as a sharp increase in the sales of doors and supplies, especially during the second quarter of 2004 as compared to the same period of 2003. The heating and air conditioning segment reported a decrease of $1,445,000 (4.2%) primarily due to the decline in evaporative cooler sales during the second and third quarters of 2004 as noted above.

The gain on the disposition of property and equipment increased due to the sale of a historic barn during the second quarter of 2004.  The barn was situated on a parcel of land adjacent to our batch plant location in west Pueblo which was acquired in 1996 along with other operating assets of a Pueblo ready mix concrete and aggregates producer.

Cost of sales (exclusive of depreciation and depletion) as a percentage of sales increased from 79.7% to 81.4%.  The increase in the cost of sales percentage was incurred in the heating and air conditioning segment due to the higher material/commodity prices noted above. Partially offsetting this increase was the small improvement in the margins of the construction materials segment for the reasons noted above as well as improved operations during the first quarter of 2004.

The changes in depreciation, depletion and amortization and selling and administrative expenses are due to the reasons noted.

The decline in interest expense is due to the reasons noted above partially offset by receipt during the first quarter of 2003 of approximately $62,000 of interest related to state tax refunds.

As described in the Financial Condition section above, a significant portion of the Company’s business tends to seasonally fluctuate. The 2004 operating results have, thus far, been consistent with this trend.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Some of these accounting principles require management to make estimates, assumptions and decisions that may significantly affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of October 2, 2004 and January 3, 2004 and affect the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates. Information with respect to the Company’s critical accounting policies that management believes could have the most significant effect on the Company’s reported results is contained on pages 13 and 14 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

OUTLOOK

The depressed commercial construction market nationwide, notably hotel construction, is expected to continue into the near future. The construction market in Colorado continues to show some signs of stabilizing but still remains considerably weaker than the conditions that prevailed three to five years ago.  Concrete prices in the Denver market are expected to remain very competitive.

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

Item 3.           Quantitative And Qualitative Disclosures About Market Risk

There have been no changes in the market risks that the Company is exposed to since those discussed in the Company’s 2003 Annual Report on Form 10-K.  At October 2, 2004, the amount subject to the interest rate swap agreement was $7,500,000.  Also see Note 7 to the quarterly financial statements above.

Item 4.    Controls and Procedures

Disclosure controls and procedures.

The Company’s chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covering this report.  Based on their evaluation, they have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its subsidiaries) required to be disclosed in this quarterly report and no changes are required at this time.

Changes in internal control over financial reporting.

There were no significant changes in the Company’s internal control over financial reporting identified by the Company’s chief executive officer and chief financial officer, with the participation of management, in connection with the evaluation of such internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases made by the Company of its common stock to become treasury stock for the period July 4 through October 2, 2004.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of shares that May Yet Be Purchased Under the Plans or Programs
July 4 – July 31, 2004	2,100	$28.26	477,099	$1,990,292
August 1 – August 28, 2004	6,500	28.05	483,599	1,807,938
August 29 – October 2, 2004	4,900	29.04	488,499	1,665,658
Total	13,500	$28.44	488,499	$1,665,658

On January 19, 1999, the Company established the current open-ended program to repurchase its common stock. Purchases are made on the open market or in block trades at the discretion of management. The dollar amount authorized for the program has been periodically increased by the Board of Directors and approved by the Company’s two banks as required by the Company’s Revolving Credit and Term Loan Agreement. Effective May 29, 2003, the Board increased the permitted amount to a total not to exceed $2,750,000 for purchases on or after May 29, 2004.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION

Date:	November 16, 2004	By:	/S/ Joseph J. Sum
Joseph J. Sum, Vice President and Chief Financial Officer