Form 10-K
period 2005-01-01
CONTINENTAL MATERIALS CORP
filed 2005-04-13
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-3834

Continental Materials Corporation

(Exact name of registrant as specified in its charter)

Delaware	36-2274391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 South Wacker Drive, Suite 4000 Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 312-541-7200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock - $.25 par value	American Stock Exchange

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

Yes ☐            No   ☒

The aggregate market value (based on July 3, 2004 closing price) of voting stock held by non-affiliates of registrant: Approximately $22,517,000.

Number of common shares outstanding at March 29, 2005: 1,647,914.

Incorporation by reference: Portions of registrant’s definitive proxy statement for the 2004 Annual meeting of stockholders to be held on May 25, 2005 into Part III of this Form 10-K.  (The definitive proxy statement is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.)

PART I

Item 1.	BUSINESS

Continental Materials Corporation is a Delaware corporation, incorporated in 1954. There have been no significant changes in the Company’s line of business during the past five years other than the acquisition of all of the stock of McKinney Door and Hardware, Inc. (MDHI), a refabricator and distributor of metal doors, wood doors and related hardware in Pueblo, Colorado on April 1, 2002 for $2,125,000, net of cash received, and the purchase of all of the stock of Rocky Mountain Ready Mix Concrete, Inc. (RMRM), a ready-mix concrete producer in the metropolitan Denver, Colorado area, on December 31, 2000 for $11,263,000, net of cash received. Accordingly, results for 2002 and on include the activity of RMRM for the entire year and the activity of MDHI since April 1, 2002. The activities of both companies are included in the construction materials segment.

The Company operates primarily in two industry segments, the heating and air conditioning segment and the construction materials segment. The heating and air conditioning segment produces and sells gas-fired wall furnaces and console heaters, evaporative coolers and fan coils, which are manufactured by the Company’s wholly-owned subsidiaries, Phoenix Manufacturing, Inc. (PMI) of Phoenix, Arizona and Williams Furnace Co. (WFC) of Colton, California. The principal products of the construction materials segment are ready mix concrete, construction aggregates, building supplies and doors which are offered by the Company’s wholly-owned subsidiaries, Castle Concrete Company and Transit Mix Concrete Co., in Colorado Springs, Colorado and Transit Mix of Pueblo, Inc. (the three companies are collectively referred to as “TMC”) and MDHI, in Pueblo, Colorado. Currently, the Company’s wholly-owned subsidiary, RMRM of Denver, Colorado, only offers ready mix concrete.

In addition to the above operating segments, an “Other” classification is used to report a small real estate operation. The expenses of the corporate office, which provides treasury, insurance and tax services as well as strategic business planning and general management services, are not allocated to the segments. Expenses related to the Management Information Systems group are allocated to all locations, including the corporate office.

Financial information relating to industry segments appears in Note 11 on pages 29 and 30 of this Form 10-K. References to a “Note” are to the “Notes to Consolidated Financial Statements” included on pages 22 through 31 of this Annual Report on Form 10-K.

MARKETING

The heating and air conditioning segment markets its products throughout the United States through plumbing, heating and air conditioning wholesale distributors as well as directly to some major retail home-centers and other retail outlets. Fan coils are also sold to HVAC (Heating, Ventilation and Air Conditioning) installing contractors and equipment manufacturers for commercial applications. The Company contracts independent manufacturers’ representatives for all of its products while also employing and utilizing a staff of sales and sales support personnel. Sales in this segment are predominantly in the United States and are concentrated in the Western and Southwestern states. Sales of furnaces and console heaters usually increase in the months of August through January. Sales of evaporative coolers usually increase in the months of March through July. Sales of the fan coil product line are more evenly distributed throughout the year although the highest volume typically occurs during the late spring and summer.  In order to enhance sales of wall furnaces and evaporative coolers during the off season, extended payment terms are offered to some customers.

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

During 2004, no customer in either segment accounted for 10% or more of the total sales of the Company.

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

BACKLOG

At January 1, 2005, the heating and air conditioning segment had a backlog of approximately $778,000 ($1,268,000 at January 3, 2004) primarily relating to orders that are expected to be filled during the first quarter of 2005. The decline is due to the timing of an order from a large evaporative cooler customer which was placed after January 1, 2005.

At January 1, 2005, the construction materials segment had a backlog of approximately $14,219,000 ($6,642,000 at January 3, 2004) primarily relating to construction contracts awarded and expected to be filled during the first half of 2005.

Management does not believe that any of the above backlogs represent a trend but rather are indicative only of the timing of orders received or contracts awarded.

RESEARCH AND DEVELOPMENT/PATENTS

In general, the Company relies upon, and intends to continue to rely upon, unpatented proprietary technology and information. However, research and development activities in the heating and air conditioning segment have resulted in a patent being issued to PMI related to the Power Cleaning System (expiring January 2014) used in evaporative coolers and a patent issued to WFC entitled “Wall Furnace With Side Vented Draft Hood” (expiring November 2011) for a process that increased the heat transference efficiency in our furnaces above that previously offered by the Company and its competitors. The amounts expended on research and development are not material and are expensed as incurred. The Company believes its interests in its patents, as well as its proprietary knowledge, are sufficient for its businesses as currently conducted.

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

In general, raw materials required by our subsidiaries’ operations in both segments can be obtained from various sources in the quantities desired. The Company’s construction materials subsidiaries in Colorado Springs and Pueblo have historically purchased most of their cement requirements from a single supplier in order to obtain favorable volume rates. On past occasions, the ready mix industry in Colorado has experienced cement shortages. However, our subsidiaries were able to acquire sufficient quantities from their sources. The Company expects that there will be a sufficient supply of cement for the foreseeable future. The Company has no long-term supply contracts and does not consider itself to be dependent on any individual supplier.

In connection with permits to mine properties in Colorado, the Company is obligated to reclaim the mined areas. Although the conditions vary by permit, in general the reclamation requirements call for the stabilization of the mined area. These requirements are similar in nature to those included in the mining permits of our competitors. In recent years, reclamation costs have had a more significant effect on the results of operations compared to prior years as the Company has engaged in enhanced reclamation projects that exceed the stated requirements. The augmented reclamation efforts are being performed, in part, for purposes of community goodwill. The Company performs the majority of the reclamation work using existing production employees and equipment primarily at times when production is curtailed due to weather or demand. Consequently, the reclamation work has little impact on capital expenditures.

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

Construction Materials – The Company is one of five companies producing ready mix concrete in the Colorado Springs area, one of three companies producing ready mix concrete in the Pueblo area and one of eleven companies producing ready mix concrete in the Denver area, other than construction companies that maintain small operations to supply their own needs. Although we are the largest producer in the Colorado Springs and Pueblo markets served, the other competitors in these areas compete on the basis of price, service and product features. In Denver, three of the producers are significantly larger than RMRM. This market experiences aggressive competition based on price and service.

The Company is one of eight producers of aggregates in the Colorado Springs and Pueblo marketing areas. All producers compete on the basis of price, quality of material and service.

The Company’s sales of metal doors and door frames, rebar reinforcement and other building materials in the Colorado Springs and Pueblo metropolitan areas are subject to intense competition from two larger companies from Denver, two large companies in Colorado Springs and a number of small local competitors. However, the Company believes it has a slight competitive advantage in that many of our customers also purchase concrete and aggregates from us whereas our competitors for these particular product lines do not offer concrete or aggregates. In addition, the Company believes its Pueblo location has a slight competitive advantage with respect to the two Denver companies based upon delivery costs.

EMPLOYEES

The Company employed 650 people as of January 1, 2005. Employment varies throughout the year due to the seasonal nature of the businesses. A breakdown of the prior three years employment at year-end by segment was:

	2004	2003	2002
Heating and Air Conditioning	277	327	356
Construction Materials	360	377	399
Corporate Office	13	13	14

Total	650	717	769

The reduction in the heating and air conditioning segment represents the combination of a lower direct labor force as a result of reduced sales and a reduction in office staff. The reduction in the construction materials segment similarly reflects a small reduction in direct labor and a small reduction in office personnel as some functions have been centralized in the Colorado Springs office. The factory employees at the Colton, California plant are represented by the Carpenters Local 721 Union under a contract that expires in April 2005. Negotiations have begun and the Company does not anticipate a work stoppage. The Company considers relations with its employees and with their union to be good. There are no unions at any of the Company’s other operations.

Item 2.	PROPERTIES

The heating and air conditioning segment operates out of one owned (Colton, California) and one leased (Phoenix, Arizona) facility. Both manufacturing facilities utilized by this segment are, in the opinion of management, in good condition and sufficient for the Company’s current needs. Production capacity exists at the locations such that the Company could exceed the highest volumes achieved in prior years or expected in the foreseeable future and maintain timely delivery.

The construction materials segment serves the Colorado ready-mix concrete market from eleven owned batch plants. In addition, the Company currently operates aggregate processing facilities on three owned and three leased mining properties. In general, the leased mining properties are on long-term leases with payment based upon the number of tons mined. The lease of an aggregates property in Pueblo, Colorado also requires minimum royalty payments when a specified number of tons are not mined during a calendar year. See Note 7 on page 28 for the schedule of future minimum payments. The door and supply division operates out of three owned and one leased facility. All of the construction materials segment’s facilities are located along the Front Range in Colorado and, in the opinion of management, are in good condition and sufficient for the Company’s current needs. The Company also leases or owns other aggregate deposits along the Front Range that are not currently in production. In the opinion of management, the owned and leased properties contain permitted and minable reserves sufficient to service customers’ and our own sand, rock and gravel requirements for the foreseeable future.

The corporate office operates out of leased office space in Chicago, Illinois.

Product volumes at all of the facilities of the Company are subject to seasonal fluctuations, but in the opinion of management, the facilities are generally well utilized.

Item 3.	LEGAL PROCEEDINGS

The Company is involved in litigation matters related to its continuing business, principally product liability matters related to the gas-fired heating products. In the Company’s opinion, none of these proceedings, when concluded, will have a material adverse effect on the Company’s results of operations or financial position as the Company has established adequate reserves for known occurrences. See Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 9 through 15 and Note 4 on page 27 of this Annual Report on Form 10-K.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2004.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Continental Materials Corporation shares are traded on the American Stock Exchange under the symbol CUO. Market sales prices for the fiscal quarters of the past two years are:

		High	Low
2004	Fourth Quarter	$28.70	$26.40
	Third Quarter	29.25	27.80
	Second Quarter	29.40	28.35
	First Quarter	29.40	27.40

2003	Fourth Quarter	$29.10	$23.25
	Third Quarter	23.40	23.00
	Second Quarter	26.45	20.15
	First Quarter	27.30	26.45

At March 24, 2005, the Company had approximately 317 shareholders of record (including non-objecting beneficial owners).

The Company has never paid, nor does it currently intend to declare, any dividends. The Company’s policy of reinvesting earnings from operations is reviewed periodically by the Board of Directors.

The following table presents information with respect to purchases made by the Company of its common stock to become treasury stock for the period October 3, 2004 through January 1, 2005:

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of shares that May Yet Be Purchased Under the Plans or Programs
October 3 – October 30, 2004	—	$—	—	$1,665,658
October 31- November 27, 2004	—	—	—	1,665,658
November 28 – January 1, 2005	6,013	26.56	6,013	1,505,938
Total	6,013	$26.56	6,013	$1,505,938

On January 19, 1999, the Company initiated purchases under the current open-ended program to repurchase its common stock. Purchases are made on the open market or in block trades at the discretion of management. The dollar amount authorized for the program has been periodically increased by the Board of Directors and approved by the Company’s two banks as required by the Company’s Revolving Credit and Term Loan Agreement. Effective May 29, 2004, the Board increased the permitted amount to a total not to exceed $2,750,000 for purchases on or after May 29, 2004.

Under the Company’s Stock Option Plan (the Plan), officers and key employees may be granted options to purchase the Company’s common stock at option prices established by the Compensation Committee of the Board of Directors provided the option price is not less than the fair market value at the date of the grant. The following is a summary of equity compensation plan information as of January 1, 2005:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be		Number of securities remaining available for
	issued upon exercise of	Weighted-average exercise	future issuance under equity compensation
	outstanding options,	price of outstanding options,	plans (excluding securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	73,400	$6.56	227,600

Equity compensation plans not approved by security holders	0	0	0
Total	73,400	$6.56	227,600

Item 6.	Selected Financial Data (See note below chart)

(Amounts in thousands, except per share amounts)

	2004	2003	2002	2001	2000
SUMMARY OF OPERATIONS
Sales	$126,940	$120,165	$128,301	$130,211	$116,002

Net income from continuing operations	$2,373	$2,349	$3,275	$6,438	$5,335

PER SHARE DATA
Basic earnings per share	$1.41	$1.34	$1.83	$3.55	$2.86
Weighted average shares outstanding	1,681	1,754	1,794	1,812	1,869

Diluted earnings per share	$1.38	$1.31	$1.79	$3.49	$2.81
Weighted average shares outstanding	1,725	1,791	1,830	1,845	1,901

Cash dividends declared per common share	$0	$0	$0	$0	$0

FINANCIAL CONDITION
Current ratio	2.1:1	2.5:1	2.3:1	2.2:1	2.4:1

Total assets	$85,883	$81,826	$82,634	$86,063	$68,250

Long-term debt, including current portion	9,000	10,970	13,520	17,140	7,305

Shareholders’ equity	51,448	50,857	49,989	47,722	41,813

Long-term debt to net worth ratio	.17:1	.22:1	.27:1	.36:1	.18:1

Book value per diluted share	$31.09	$29.52	$28.01	$26.40	$22.78
(Equity adjusted for exercise of options using end of year stock price and shares outstanding)

Tangible book value per diluted share	$26.15	$24.65	$23.19	$22.13	$22.62
(Same as above calculation with Equity less unamortized Goodwill and Non-compete covenants)

CASH FLOWS
Net cash provided by (used in):
Operating activities	$5,519	$7,778	$9,753	$13,219	$10,021
Investing activities	(3,350)	(2,535)	(9,547)	(19,215)	(2,662)
Financing activities	(3,950)	(4,170)	(4,249)	7,359	(1,490)
Net (decrease) increase in cash and cash equivalents	$(1,781)	$1,073	$(4,043)	$1,363	$5,869

Note: Above figures include the activity of RMRM for the entire fiscal 2001 year (purchased on December 31, 2000) and on and the activity of MDHI since April 1, 2002, the date it was acquired.

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

Heating and Air Conditioning Segment

Furnace and console heater sales volume in 2004 was steady compared to the prior year’s level; however, margins declined as a result of the increased steel prices.

Fan coil sales increased as a result of a modest increase in industry-wide demand. Margins were similarly affected by increased raw material prices and price competition.

Evaporative cooler sales volume declined primarily due to the loss of a portion of the evaporative cooler business at a national home center account. As with the furnace product line, margins declined as steel prices increased.

Selling, general and administrative expenses were lower due to a reduction in office personnel and reduced legal costs. Sales commissions were lower as a result of the decline in evaporative cooler sales.

This segment’s pre-tax earnings exceeded its cash flow by approximately $860,000. A decrease in payables and accrued expenses accounted for most of the reduced cash flow. Capital expenditures modestly exceeded depreciation. Capital expenditures included the replacement of certain equipment at PMI to improve safety and the purchase of a finishing system at WFC for certain wall furnace components.

Construction Materials Segment

Despite their proximity, Denver, Colorado Springs and Pueblo have distinct competitive and economic conditions. Concrete sales volumes improved in all three markets compared to last year reflecting a modest improvement in construction activity along the Front Range in Colorado. The price of concrete, however, illustrated the diversity of the three markets. While increases in cement and fuel prices were able to be substantially recovered through increased selling prices in the Pueblo and Colorado Springs markets, average selling prices in Denver actually declined reflecting the intensely competitive market.

The sales volume of construction aggregates decreased modestly from the 2003 level; however, gross profits rose as a result of improved operations at the two recently added aggregates plants, one at the Colorado Springs sand operation and the other at our Pueblo gravel operation.

Sales of doors and supplies increased over 25% from the prior year. While steel prices also affected these operations, gross profits improved because of well-timed inventory purchases that enabled the division to satisfy customers’ demands for reinforced steel bar (rebar) when much of the competition could not acquire adequate supplies.

The construction materials segment typically requires large capital investments, particularly when volume is strong. Capital spending increased slightly during 2004 to $3,017,000 mirroring the modest increase in demand for concrete. A new batch plant in Pueblo West was added as well as a truck tracking system. Other expenditures were primarily routine replacements and upgrades.

Cash flow from this segment was less than pre-tax earnings by approximately $745,000. An increase in receivables, reflecting the improved sales volume, temporarily reduced cash flow.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $2,828,000 at the end of 2004 compared to $4,609,000 at the prior year-end. Operations in 2004 provided $5,519,000 of cash compared to $7,778,000 in 2003 and $9,753,000 generated in 2002. The decrease in net cash generated by operating activities in 2004 compared to 2003 was largely due to a lower level of earnings before non-cash charges and gains on sale of property and equipment. Net working capital increased by $1,467,000 compared to an increase of $595,000 in 2003. The decrease in net cash generated by operating activities in 2003 compared to 2002 was primarily due to the decreased earnings. Net working capital increased by $595,000 in 2003 compared to an increase of only $122,000 in 2002.

Net cash used in investing activities was $3,350,000 in 2004, $2,535,000 in 2003 and $9,547,000 in 2002. Capital expenditures for 2004, 2003 and 2002 were $4,267,000, $2,880,000 and $7,561,000, respectively. The capital expenditures in 2004 included a new batch plant in Pueblo West and a truck tracking system. The capital expenditures in 2003 included the construction of a maintenance facility in Pueblo and completion of the Brighton batch plant begun in 2002. The expenditures in 2002 included the completion of three large projects that were begun in 2001: a new state-of-the-art sand processing plant was completed in Colorado Springs during the third quarter, a new aggregate processing plant in Pueblo was completed in June and a new central mix batch plant was added in Colorado Springs. In addition, a new batch plant was purchased to replace the existing facility in Brighton, Colorado. As noted above, the new plant became operational in 2003. Proceeds from the sale of property and equipment were $917,000, $345,000 and $139,000 during 2004, 2003 and 2002, respectively. Sales of two parcels of real estate generated $695,000 of the 2004 amount. On April 1, 2002, $2,125,000, net of cash received, was expended to purchase McKinney Door and Hardware, Inc. (MDHI).

Budgeted capital expenditures for 2005 are approximately $4,265,000 (including $3,240,000 for the construction materials segment and $925,000 for the heating and air conditioning segment), which is approximately $1,470,000 less than planned depreciation, depletion and amortization. The expenditures are primarily for routine replacement and upgrades. The Company expects that the 2005 expenditures will be funded from existing cash balances and operating cash flow.

During 2004, cash of $3,950,000 was used in financing activities. Scheduled long-term payments of $1,970,000 were made during the year including the final $220,000 due on capital lease obligations. Under the Company’s ongoing share repurchase program, cash of $1,980,000 was used to acquire 69,949 shares during 2004. During 2003, cash of $4,170,000 was used in financing activities. Scheduled long-term debt payments of $2,550,000 were made during the year including $300,000 against capital lease obligations. Cash of $1,620,000 was used to acquire 63,135 shares of treasury stock. During 2002, cash of $4,249,000 was used in financing activities repaying scheduled long-term debt of $3,620,000 which included $620,000 against capital lease obligations. An additional $604,000 was used to acquire 22,599 shares of treasury stock.

Capital Resources, Obligations and Commitments, and Off-Balance Sheet Arrangements

Revolving Credit and Term Loan Agreement

The Company signed a Revolving Credit and Term Loan Agreement (Credit Agreement) with two banks in September 2003. The Credit Agreement provides for a revolving credit facility of $10,000,000 and a term loan facility in the original amount of $11,500,000. Both facilities are unsecured and bear interest at prime or a performance-based LIBOR rate. The term loan is payable in escalating quarterly installments with final payment of all then unpaid principal on June 30, 2008. At January 1, 2005, $9,000,000 was outstanding on the term loan while there was no balance outstanding on the revolving credit facility. The revolving credit facility is available for seasonal needs including the funding of seasonal sales programs related to the furnace and evaporative cooler product lines. The line is also used for stand-by letters of credit to insurance carriers in support of self-insured amounts under the Company’s risk management program. Currently, such performance-based rate is LIBOR plus 1.50% for the term loan and LIBOR plus 1.25% for borrowings under the revolving credit facility. Effective December 17, 2001, the Company entered into an interest rate swap agreement (Swap Agreement) in order to minimize the adverse impact of the floating interest rate characteristic of most of the Company’s term loan borrowings. The Company’s current effective interest rate on the outstanding term loan is 5.88% after giving effect to the Swap Agreement. Such rate is subject to adjustment depending upon the Company’s performance. The Company concluded that it was appropriate to take advantage of the interest rate environment and fix the interest rate at a relatively low level for a five-year period.

Obligations and Commitments

The following tables represent our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees, as of January 1, 2005.

Payments Due by Period as of January 1, 2005 (amounts in thousands)

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt including interest (See Note 3)	$9,868	$2,427	$7,441	$—	$—
Operating leases (See Note 7)	8,664	1,473	3,973	1,708	1,510
Minimum royalty agreement (See Note 7)	20,859	386	1,159	773	18,541
Total contractual obligations	$39,391	$4,286	$12,573	$2,481	$20,051

Interest on long-term debt is computed using the interest rate in effect at January 1, 2005 and gives effect to the Swap Agreement. The interest amounts do not include estimated interest payments due under our revolving credit facility because future borrowings under this facility are unknown at this time.

Amounts of Commitment Expiration per Period as of January 1, 2005 (amounts in thousands)

Other Commercial Commitments	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Standby letters of credit	$2,010	$2,010	$—	$—	$—

Other than the anticipated funds to be provided to fund the tender offer discussed in Note 12, we believe that existing cash balances and anticipated cash flow, supplemented by seasonal borrowings against the revolving line of credit, will be sufficient to cover expected cash needs, including servicing debt and planned capital expenditures for at least the next twelve months.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that would be likely to have a material current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Operations:  Fiscal 2004 vs. 2003

Consolidated sales, at $126,940,000 in 2004, were $6,775,000, or 5.6%, higher than in 2003. The increase was realized by the construction materials segment where sales reached $80,398,000, 12.5% above the 2003 amount. Concrete volumes grew in all locations as construction activity along the Front Range in Colorado improved modestly. Prices improved in the Colorado Springs and Pueblo markets in response to increased cement and fuel costs. The Denver market remained highly competitive resulting in lower ready mix concrete prices in spite of the higher cement and fuel costs. Sales of construction aggregates declined slightly. Sales in the supply and door divisions were strong and exceeded the 2003 level by over 25%. Sales in the heating and air conditioning segment decreased $2,146,000 (4.4%). The decline was primarily due to lower evaporative cooler sales as a result of losing the window unit business at a large national home center account. Furnace sales were approximately the same as the prior year. Fan coil sales improved in a still weak market.

The Company experienced a high level of price competition in all of its product lines during 2004, especially in the Denver ready mix concrete market. During 2004, steel and fuel prices dramatically outpaced the general rate of inflation. The Company was able to recover a portion of the cost increases through higher selling prices. The rate of increase in health care costs subsided in 2004 compared to the prior year.

Cost of sales (exclusive of depreciation, depletion and amortization), as a percent of sales, increased from 78.0% to 81.4%. The decline in the heating and air conditioning segment was primarily due to increased steel costs during the year, an increase in workers’ compensation claims and the write-off of the remaining inventories associated with a product manufactured at our Phoenix plant. The decline in the construction materials segment was primarily in the Denver market due to lower prices for ready mix concrete exacerbated by higher cement and fuel costs and an increase in workers’ compensation claims.

Selling and administrative expenses decreased in 2004 despite the increase in sales. The decrease occurred in the heating and air conditioning segment as a result of a reduction in office staff, and reduced legal expenses. Commissions declined reflecting the decrease in evaporative cooler sales. The decrease in the heating and air conditioning segment was partially offset in the construction materials segment where selling and administrative expenses increased in response to the improved sales.

Depreciation, depletion and amortization declined reflecting the effect of reduced capital spending in recent years.

The gain on disposition of property and equipment increased due to the sales of two parcels of real estate in Colorado which generated gains of $489,000 in 2004.

The decline in operating income from $3,810,000 to $3,504,000 is primarily due to the increased raw material costs and lower evaporative cooler sales in the air conditioning segment partially offset by the increased sales, lower depreciation expense and the gain on sale of property in the construction materials segment.

Other income declined as a result of $176,000 of gain realized during 2003 on the settlement of property tax bills related to the Oracle Ridge Mining Partners property.

The Company’s 2004 effective income tax rate (24.0%) reflects federal and state statutory rates adjusted for non-deductible and other tax items. The effective rate in 2004 was reduced by 5.5% due to earned Colorado and California Enterprise Zone credits that resulted in either a refund of prior years’ taxes or that will benefit future tax years. A deduction for percentage depletion, the donation of appreciated property and the release of tax contingencies also reduced the tax rate by 3.1%, 1.3% and 4.2%, respectively. See Note 9.

Operations:  Fiscal 2003 vs. 2002

Consolidated sales in 2003 declined $8,136,000, or 6.3%, to $120,165,000. Sales declined $4,399,000 (5.8%) in the construction materials segment. The reduced level of construction activity along the Front Range in Colorado led to lower volumes and increased price competition resulting in lower ready mix concrete prices, most notably in the Denver metropolitan area. The reduced volume combined with the lower prices account for the diminished sales level. Sales in the heating and air conditioning segment decreased $3,919,000 (7.5%). Fan coil sales continue to reflect the nationwide slump in commercial construction, particularly hotel construction. The sharp decline in fan coil sales was only partially offset by improved evaporative cooler sales. The improved evaporative cooler sales were primarily driven by hot, dry weather that persisted later in the year than normal.

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

Gain on disposition of property and equipment increased in 2003 due to $155,000 realized from the sale of a not exploitable aggregate property in Colorado.

The decline in operating income from $5,766,000 to $3,810,000 is primarily due to the decreased sales, the heightened competition in Colorado and the aforementioned increased legal costs.

Other income increased in 2003 as a result of $176,000 of gain realized on the settlement of property tax bills related to the Oracle Ridge Mining Partners property.

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

Inventories

Inventories are priced at the lower of cost (76% at January 1, 2005 at last-in, first-out, with the remainder at first-in, first-out) or market. Inventories are reviewed annually for excess or obsolete stock with a provision recorded, where appropriate.

Intangibles

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized as a charge to earnings. We annually assess goodwill for potential impairment. This assessment requires us to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates, and growth rates. No impairment was indicated in the current year. If the assessment had indicated that the carrying value of goodwill was impaired, an impairment charge would have been recorded for the amount by which the carrying value of the goodwill exceeded its fair value. Management believes that the assumptions and estimates used to determine the estimated fair values are reasonable; however, changes in different assumptions and estimates could materially affect the estimated fair value.

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

Recently Issued Accounting Standards and Tax Law Changes

The Financial Accounting Standards Board (FASB) has recently issued the following statements and interpretations:

In November 2004, Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4,” was issued which amends the guidance in

Accounting Research Bulleting (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material.  Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current -period charges regardless of whether they meet the criteria of “so abnormal” as stated in ARB No. 143.  Additionally, SFAS 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS 151 is effective for fiscal years beginning after June 1, 2005.  The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition but does not expect SFAS 151 to have a material impact.

In December 2004, SFAS No. 123R, “Share-based Payment” was issued and replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires the measurement of all employee share-based payments, including grants of employee stock options, using a fair-value based model.  Deferred compensation calculated under the fair value method would then be amortized into income over the respective vesting period of the stock option. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. The adoption of SFAS 123R will not have an impact on the Company’s consolidated results of operations and financial condition as all stock options issued under the Company’s stock option plan are fully vested.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. The Company has not completed its analysis of the possible effect the phase out of the ETI and phase in of this new deduction may have on the Company.

Under the guidance in FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” the deduction will be treated as a “special deduction” as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction, if any, will be reported in the period in which the deduction is claimed on the Company’s tax return.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks related to commodity prices and interest rates. To manage interest rate risk, the Company has, from time to time, entered into interest rate swaps as cash flow hedges. These swaps are authorized by the Company’s policies and procedures. The Company does not use swaps or hedging instruments for trading purposes, and is not a party to any transaction involving leveraged derivatives. Effective December 17, 2001, the Company entered into an interest rate swap agreement (Swap Agreement) in order to minimize the adverse impact of the floating interest rate characteristic of most of the Company’s term loan borrowings. The Company’s current effective interest rate on the portion of the term loan covered by the Swap Agreement is 5.88%. Such rate is subject to adjustment depending upon the Company’s performance. Cash payments or receipts associated with this agreement are reflected in interest expense. The fixed rate under the Swap Agreement has exceeded the floating rate on the term loan during each of the years. The effect on operations was to reduce net income by $162,000, $257,000 and $239,000 for 2004, 2003 and 2002, respectively. The fair value of the Swap Agreement is recorded on the balance sheet with subsequent changes recorded as a separate component of accumulated other comprehensive income in shareholders’ equity. At January 1, 2005, the amount subject to this Swap Agreement is $7,500,000 which amount decreases by $1,500,000 each September and March, terminating on December 18, 2006. The pre-tax fair value of the Swap Agreement is $39,000 at March 31, 2005. Although the Company will benefit from the Swap Agreement as interest rates increase, the effect is not expected to be material during the either of the remaining two years. See paragraph below and above discussion under Financial Condition, Liquidity and Capital Resources. See Note 3.

Interest Rates

The Company utilizes revolving credit and term-loan facilities that bear interest at either prime or an adjusted LIBOR rate. The amount outstanding under these facilities aggregated $9,000,000 at January 1, 2005. The Company is not a party to any capital lease agreements as of January 1, 2005. See Note 3.

Commodities

The Company purchases commodities, such as steel, copper, aluminum, cement, fuel and cardboard for packaging, at market prices and does not currently use financial instruments to hedge commodity prices.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and Schedule of Continental Materials Corporation and report thereon:

Consolidated statements of operations and comprehensive income for fiscal years 2004, 2003 and 2002

Consolidated statements of cash flows for fiscal years ended 2004, 2003 and 2002

Consolidated balance sheets as of January 1, 2005 and January 3, 2004

Consolidated statements of shareholders’ equity for fiscal years ended 2004, 2003 and 2002

Notes to consolidated financial statements

Report of Independent Registered Public Accounting Firm

Continental Materials Corporation

Consolidated Statements of Operations and Comprehensive Income

For Fiscal Years 2004, 2003 and 2002

 (Amounts in thousands, except per share data)

	2004	2003	2002

Sales	$126,940	$120,165	$128,301
Costs and expenses
Cost of sales (exclusive of depreciation, depletion and amortization)	103,320	93,713	100,477
Depreciation, depletion and amortization	5,027	6,062	6,080
Selling and administrative	15,699	16,783	16,033
Gain on disposition of property and equipment	611	233	79
Operating income	3,505	3,840	5,790
Interest expense	(516)	(670)	(922)
Other income (expense), net	134	279	157
Income before income taxes	3,123	3,449	5,025
Income tax provision	750	1,100	1,750
Net income	$2,373	$2,349	$3,275

Basic earnings per share	$1.41	$1.34	$1.83
Weighted average shares outstanding	1,681	1,754	1,794
Diluted earnings per share	$1.38	$1.31	$1.79
Weighted average shares outstanding	1,725	1,791	1,830

Comprehensive income:
Net income	$2,373	$2,349	$3,275
Comprehensive income (loss) from interest rate swap, net of tax of $83, $90, and $214, respectively	198	139	(404)
Total comprehensive income	$2,571	$2,488	$2,871

The accompanying notes are an integral part of the financial statements.

Continental Materials Corporation Consolidated Statements of Cash Flows

For Fiscal Years 2004, 2003 and 2002

(Amounts in thousands)

	2004	2003	2002
Operating activities
Net income	$2,373	$2,349	$3,275
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	5,027	6,062	6,080
Deferred income tax provision	89	83	422
Provision for doubtful accounts	108	112	75
Gain on disposition of property and equipment	(611)	(233)	(79)
Write-off of investment in product line	—	—	102
Changes in operating assets and liabilities
Receivables	(1,472)	(425)	2,247
Inventories	(428)	(1,589)	2,158
Prepaid expenses	(28)	(176)	151
Prepaid royalties	(239)	3	(257)
Accounts payable and accrued expenses	735	146	(3,856)
Income taxes	88	1,132	(339)
Other	(123)	314	(226)
Net cash provided by operating activities	5,519	7,778	9,753

Investing activities
Acquisitions of subsidiaries, net of cash received	—	—	(2,125)
Capital expenditures	(4,267)	(2,880)	(7,561)
Proceeds from sale of property and equipment	917	345	139
Net cash used in investing activities	(3,350)	(2,535)	(9,547)

Financing activities
Repayment of long-term debt	(1,970)	(2,550)	(3,620)
Payment of amounts due former shareholders	—	—	(25)
Payments to acquire treasury stock	(1,980)	(1,620)	(604)
Net cash used in financing activities	(3,950)	(4,170)	(4,249)
Net (decrease) increase in cash and cash equivalents	(1,781)	1,073	(4,043)

Cash and cash equivalents
Beginning of year	4,609	3,536	7,579
End of year	$2,828	$4,609	$3,536
Supplemental disclosures of cash flow items Cash paid (received) during the year
Interest	$585	$799	$1,084
Income taxes	608	(137)	1,682

The accompanying notes are an integral part of the financial statements.

Continental Materials Corporation

Consolidated Balance Sheets As of January 1, 2005 and January 3, 2004

(Amounts in thousands except share data)

	January 1, 2005	January 3, 2004
ASSETS
Current assets
Cash and cash equivalents	$2,828	$4,609
Receivables less allowance of $325 and $436	18,418	17,054
Receivable for insured losses	4,466	709
Inventories	16,609	16,181
Prepaid expenses	1,268	1,260
Deferred income taxes	2,291	1,804
Total current assets	45,880	41,617

Property, plant and equipment
Land and improvements	2,776	3,128
Buildings and improvements	19,087	18,219
Machinery and equipment	70,048	69,660
Mining properties	5,250	5,175
Less accumulated depreciation and depletion	(67,128)	(65,309)
	30,033	30,873
Other assets
Goodwill	7,374	7,374
Non-compete agreements	953	1,178
Prepaid royalties	1,140	901
Other	503	592
	$85,883	$82,535
LIABILITIES
Current liabilities
Current portion of long-term debt	$2,000	$1,970
Accounts payable	4,575	4,688
Income taxes	767	700
Accrued expenses
Compensation	2,638	2,101
Reserve for self-insured losses	2,988	1,973
Liability for unpaid claims covered by insurance	4,466	709
Profit sharing	1,942	1,456
Reclamation	384	409
Other	1,712	2,877
Total current liabilities	21,472	16,883

Long-term debt	7,000	9,000
Deferred income taxes	3,796	3,219
Accrued reclamation	1,171	1,291
Other long-term liabilities	996	1,285
Commitments and contingencies (Notes 4 and 7)

SHAREHOLDERS’ EQUITY
Common shares, $.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,982	1,982
Retained earnings	62,573	60,200
Accumulated other comprehensive losses (interest rate swap adjustments)	(67)	(265)
Treasury shares, at cost	(13,683)	(11,703)
	51,448	50,857
	$85,883	$82,535

The accompanying notes are an integral part of the financial statements.

Continental Materials Corporation

Consolidated Statements of Shareholders’ Equity

For Fiscal Years 2004, 2003 and 2002

 (Amounts in thousands except share data)

		Common	Capital		Accum. other		Treasury
	Common	shares	in excess	Retained	comprehensive	Treasury	shares
	shares	amount	of par	earnings	income (loss)	shares	cost
Balance at December 29, 2001	2,574,264	$643	$1,982	$54,576		768,167	$9,479
Purchase of treasury shares	—	—	—	—		22,599	604
Net income	—	—	—	3,275		—	—
Comprehensive loss from interest rate swap, net of tax of $214	—	—	—	—	$(404)	—	—
Balance at December 28, 2002	2,574,264	643	1,982	57,851	(404)	790,766	10,083
Purchase of treasury shares	—	—	—	—	—	63,135	1,620
Net income	—	—	—	2,349	—	—	—
Comprehensive income from interest rate swap, net of tax of $90	—	—	—	—	139	—	—
Balance at January 3, 2004	2,574,264	643	1,982	60,200	(265)	853,901	11,703
Purchase of treasury shares	—	—	—	—	—	69,949	1,980
Net income	—	—	—	2,373	—	—	—
Comprehensive income from interest rate swap, net of tax of $83	—	—	—	—	198	—	—
Balance at January 1, 2005	2,574,264	$643	$1,982	$62,573	$(67)	923,850	$13,683

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

On April 1, 2002, the Company acquired MDHI for $2,125,000, net of cash received. The acquisition of MDHI has been accounted for as a purchase. The total purchase price and the fair value of liabilities assumed have been allocated to the tangible and intangible assets of MDHI based on respective fair values. The acquisition has resulted in an unallocated excess purchase price over fair value of net assets acquired of $900,000, which has been classified as goodwill.

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

The Consolidated Statements of Operations and Comprehensive Income for 2003 and 2002 have been revised to change the classification of gains on disposition of property and equipment from other income to operating income to conform to the current presentation. Certain other amounts have also been reclassified to conform to the current year presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AND TAX LAW CHANGES

The Financial Accounting Standards Board (FASB) has recently issued the following statements and interpretations:

In November 2004, Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4,” was issued which amends the guidance in Accounting Research Bulleting (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material.  Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current -period charges regardless of whether they meet the criteria of “so abnormal” as stated in ARB No. 143.  Additionally, SFAS 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS 151 is effective for fiscal years beginning after June 1, 2005.  The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition but does not expect SFAS 151 to have a material impact.

In December 2004, SFAS No. 123R, “Share-based Payment” was issued and replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires the measurement of all employee share-based payments, including grants of employee stock options, using a fair-value based model.  Deferred compensation calculated under the fair value method would then be amortized into income over the respective vesting period of the stock option. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. The adoption of SFAS 123R will not have an impact on the Company’s consolidated results of operations and financial condition as all stock options issued under the Company’s stock option plan are fully vested.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. The Company has not completed its analysis of the possible effect the phase out of the ETI and phase in of this new deduction may have on the Company.

Under the guidance in FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” the deduction will be treated as a “special deduction” as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction, if any, will be reported in the period in which the deduction is claimed on the Company’s tax return.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of January 1, 2005 and January 3, 2004 and the reported amounts of revenues and expenses during each of the three years in the period ended January 1, 2005. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 76% of total inventories at January 1, 2005 (76% at January 3, 2004). The cost of all other inventory is determined by the first-in, first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method as follows:

Buildings	10 to 31 years
Leasehold improvements	Shorter of the term of the lease or useful life
Machinery and equipment	3 to 10 years

Depletion of rock and sand deposits and amortization of deferred development costs are computed by the units-of-production method based upon estimated recoverable quantities of rock and sand. The estimated recoverable quantities are periodically reassessed.

The cost of property sold or retired and the related accumulated depreciation, depletion and amortization are removed from the accounts and the resulting gain or loss is reflected in operating income. Maintenance and repairs are charged to expense as incurred. Major renewals and betterments are capitalized and depreciated over their estimated useful lives.

OTHER ASSETS

Goodwill, all of which relates to the construction materials segment, is not amortized but rather assessed annually for impairment.

Identifiable intangible assets consist of the following (amounts in thousands):

	January 1, 2005		January 3, 2004
	Gross		Gross
	carrying	Accumulated	carrying	Accumulated
	amount	amortization	amount	amortization
Amortized intangible assets:
Pueblo non-compete	$500	$409	$500	$359
RMRM non-compete	1,250	500	1,250	375
MDHI non-compete	250	138	250	88
	$2,000	$1,047	$2,000	$822

The above non-compete agreements were signed at the time the Company acquired the Pueblo operations (October 21, 1996) and all of the stock of RMRM (December 31, 2000) and MDHI (April 1, 2002). Amortization of the agreements is computed on a straight-line basis over their agreement periods of 5 and 10 years. Amortization expense for these intangible non-compete agreements was $225,000, $225,000 and $213,000 for 2004, 2003 and 2002, respectively. The estimated amortization expense for the five subsequent fiscal years is as follows: 2005 — $225,000; 2006 — $216,000; 2007 — $137,000; 2008 — $125,000 and 2009 — $125,000.

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

RESERVE FOR SELF-INSURED AND INSURED LOSSES

The Company’s risk management program provides for certain levels of loss retention for workers’ compensation, automobile liability and general and product liability claims. The components of the reserve for self-insured losses have been recorded in accordance with the requirements of SFAS No. 5, “Accounting for Contingencies,” and represent management’s best estimate of the future liability related to these claims up to the associated deductible limit. FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts,” requires an entity to accrue the gross amount of a loss even if the entity has purchased insurance to cover the loss. Therefore the Company has recorded losses for workers’ compensation, automobile liability and general and product liability claims in excess of the deductible amounts, i.e., amounts covered by insurance contracts, in “Liability for unpaid claims covered by insurance” with a corresponding “Receivable for insured losses” on the balance sheet. The Company’s balance sheet as of January 3, 2004 has been reclassified to reflect this presentation. The components of the liability have been recorded in accordance with the requirements of SFAS No. 5, “Accounting for Contingencies,” and represent both unpaid settlements and management’s best estimate of the future liability related to open claims. Management has evaluated the credit worthiness of our insurance carriers and determined that recovery of the recorded losses is probable and, therefore, the receivable from insurance has been recorded for the full amount of the insured losses.

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

REVENUE RECOGNITION

The Company recognizes revenue as products are shipped to customers. The amount is recorded net of applicable provisions for discounts, volume incentives, returns and allowances. At the time of revenue recognition, the Company also provides an estimate of potential bad debt and warranty expense as well as an amount anticipated to be granted to customers under cooperative advertising programs based upon program terms and historical experience. The changes in the aggregated product warranty liability for the year 2004, all of which is associated with the heating and air conditioning segment, were as follows (amounts in thousands):

Beginning balance	$155
Warranty related expenditures	(357)
Warranty expense accrued	308
Ending balance	$106

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

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses based upon the aging of accounts receivable and historical experience and such losses have been within management’s expectations. See Note 11 for a description of the Company’s customer base and geographical location by segment.

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

FISCAL YEAR END

The Company’s fiscal year end is the Saturday nearest December 31. Fiscal 2004, 2003 and 2002 consist of 52, 53 and 52 weeks, respectively.

2. INVENTORIES

Inventories consisted of the following (amounts in thousands):

	January 1, 2005	January 3, 2004
Finished goods	$7,343	$7,163
Work in process	1,684	1,486
Raw materials and supplies	7,582	7,532
	$16,609	$16,181

If inventories valued on the LIFO basis were valued at current costs, inventories would be higher as follows: 2004 — $4,050,000, 2003 — $2,126,000, and 2002 — $2,052,000.

Reductions in inventory quantities during 2002 at two locations resulted in liquidation of LIFO inventory layers carried at costs that were lower than the costs of current purchases. The effect was not material.

3. LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	January 1, 2005	January 3, 2004
Unsecured term loan	$9,000	$10,750
Capital leases	—	220
	9,000	10,970
Less current portion	2,000	1,970
	$7,000	$9,000

The Company has a Revolving Credit and Term Loan Agreement (Credit Agreement) with two banks. The unsecured term loan is payable in escalating quarterly installments with final payment of all then unpaid principal on June 30, 2008. The loan, at the Company’s option, bears interest at either prime or an adjusted LIBOR rate. The Credit Agreement requires the Company to maintain certain levels of consolidated tangible net worth, to attain certain levels of cash flow (as defined) on a rolling four-quarter basis, and to maintain certain ratios including consolidated debt to cash flow (as defined). Additional borrowings, acquisition of stock of other companies, purchase of treasury shares and payment of cash dividends are either limited or require prior approval by the lenders.

The Company is exposed to market risks related to commodity prices and interest rates. To manage interest rate risk, the Company has, from time to time, entered into interest rate swaps as cash flow hedges. These swaps are authorized by the Company’s policies and procedures. The Company does not use swaps or hedging instruments for trading purposes, and is not a party to any transaction involving leveraged derivatives. Effective December 17, 2001, the Company entered into an interest rate swap agreement (Swap Agreement) in order to minimize the adverse impact of the floating interest rate characteristic of most of the Company’s term loan borrowings. The Company’s current effective interest rate on the portion of the term loan covered by the Swap Agreement is 5.88%. Such rate is subject to adjustment depending upon the Company’s performance. Cash payments or receipts associated with this agreement are reflected in interest expense. The fixed rate under the Swap Agreement has exceeded the floating rate on the term loan during each of the years. The effect on operations was to reduce net income by $162,000, $257,000 and $239,000 for 2004, 2003 and 2002, respectively. The fair value of the Swap Agreement is recorded on the balance sheet with subsequent changes recorded as a separate component of accumulated other comprehensive income in shareholders’ equity. At January 1, 2005, the amount subject to this Swap Agreement is $7,500,000 which amount decreases by $1,500,000 each September and March, terminating on December 18, 2006.

Aggregate long-term debt matures as follows (amounts in thousands):

2005	$2,000
2006	2,500
2007	3,000
2008	1,500
$9,000

Under the Credit Agreement, the Company had an unsecured revolving line of credit of $10,000,000 during 2004 and 2003. The line, which expires in July 2006, is used for short-term cash needs and standby letters of credit. Interest was charged at prime or adjusted LIBOR rates on cash borrowings during both years. The weighted average interest rate for all debt was 5.1% for fiscal 2004 and 5.6% for fiscal 2003. There was no balance outstanding against the line as of either January 1, 2005 or January 3, 2004.

At January 1, 2005, the Company had letters of credit outstanding totaling approximately $2,010,000 that collateralize the self-insured losses.

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

5. SHAREHOLDERS’ EQUITY

Under the Company’s Stock Option Plan (the Plan), officers and key employees may be granted options to purchase the Company’s common stock at option prices established by the Compensation Committee of the Board of Directors provided the option price is no less than the fair market value at the date of the grant. At January 1, 2005, there remained 227,600 shares available for future issuance under the Plan (excluding the 73,400 shares associated with options outstanding).

No options were exercised during 2004, 2003 or 2002. At January 1, 2005, there remain 73,400 options (all fully vested, 73,000 with an exercise price of $6.56 and 400 with an exercise price of $23.125) which will expire on September 25, 2005.

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its Plan. Accordingly, no compensation expense was recognized for its stock-based compensation Plan.

Four hundred thousand shares of preferred stock ($.50 par value) are authorized and unissued.

6. EARNINGS PER SHARE

The Company computes earnings per share (EPS) in accordance with SFAS No. 128, “Earnings Per Share.” The following is a reconciliation of the calculation of basic and diluted EPS for the years-ended 2004, 2003 and 2002 (dollars in thousands except per-share data).

		Weighted
	Net	average	Per-share
	Income	shares	earnings
2004
Basic EPS	$2,373	1,681	$1.41
Effect of dilutive options	—	44
Diluted EPS	$2,373	1,725	$1.38

2003
Basic EPS	$2,349	1,754	$1.34
Effect of dilutive options	—	37
Diluted EPS	$2,349	1,791	$1.31

2002
Basic EPS	$3,275	1,794	$1.83
Effect of dilutive options	—	36
Diluted EPS	$3,275	1,830	$1.79

7. RENTAL EXPENSE, LEASES AND COMMITMENTS

The Company leases certain of its facilities and equipment and is required to pay the related taxes, insurance and certain other expenses. Rental expense was $2,778,000, $2,922,000 and $3,737,000 for 2004, 2003 and 2002, respectively.

Future minimum rental commitments under non-cancelable operating leases for 2005 and thereafter are as follows: 2005 — $1,859,000; 2006 — $1,799,000; 2007 — $1,764,000; 2008 — $1,569,000; 2009 — $1,419,000 and thereafter — $21,113,000. Included in these amounts is $386,000 per year and approximately $18,928,000 in the “thereafter” amount related to minimum royalty payments due on an aggregates lease in conjunction with the Pueblo, Colorado operation. Also included in these amounts is $235,000 per year and approximately $412,000 in the “thereafter” amount related to a ground lease upon which the Company owns a building leased to a third party for approximately $344,000 per year. The ground lease runs through October 1, 2016 and contains a renewal clause. The building lease runs through January 31, 2013.

8. RETIREMENT PLANS

As discussed in Note 1, the Company maintains retirement benefit plans for eligible employees. Total plan expenses charged to operations were $1,606,000, $1,644,000 and $1,523,000 in 2004, 2003 and 2002, respectively.

9. INCOME TAXES

The provision (benefit) for income taxes is summarized as follows (amounts in thousands):

		2004	2003	2002
Federal:	Current	$665	$959	$1,201
	Deferred	53	56	541
State:	Current	(4)	58	126
	Deferred	36	27	(118)
		$750	$1,100	$1,750

The difference between the tax rate on income for financial statement purposes and the federal statutory tax rate was as follows:

	2004	2003	2002
Statutory tax rate	34.0%	34.0%	34.0%
Percentage depletion	(3.1)	(2.7)	(1.9)
State income taxes, net of federal benefit	2.9	1.9	2.2
Non-deductible expenses	1.2	.7	.4
Benefit of state tax credits	(5.5)	(5.3)	(1.9)
Donation of appreciated property	(1.3)	—	—
(Release) build tax contingency reserve	(4.2)	2.2	—
Other	—	1.1	2.0
	24.0%	31.9%	34.8%

For financial statement purposes, deferred tax assets and liabilities are recorded at a blend of the current statutory federal and states’ tax rates – 38%. The principal temporary differences and their related deferred taxes are as follows (amounts in thousands):

	2004	2003
Reserves for self-insured losses	$1,134	$763
Accrued reclamation	590	645
Deferred compensation	460	447
Asset valuation reserves	189	230
Future state tax credits	574	502
Other	249	191
Total deferred tax assets	3,196	2,778
Depreciation	3,664	3,072
Deferred development	588	612
Other	449	510
Total deferred tax liabilities	4,701	4,194
Net deferred tax liability	$(1,505)	$(1,416)

The net current deferred tax assets are $2,291,000 and $1,803,000 at year-end 2004 and 2003, respectively.

10. UNAUDITED QUARTERLY FINANCIAL DATA

The following table provides summarized unaudited fiscal quarterly financial data for 2003 and 2002 (amounts in thousands, except per share amounts):

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter
2004
Sales	$27,247	$34,577	$30,900	$34,216
Depreciation, depletion and amortization	1,368	1,251	1,421	987
Operating (loss) profit	(416)	1,467	1,011	1,443
Net (loss) income	(363)	839	586	1,311
Basic (loss) income per share	(.21)	.50	.35	.79
Diluted (loss) income per share	(.21)	.48	.34	.77

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter
2003
Sales	$23,681	$34,620	$30,139	$31,725
Depreciation, depletion and amortization	1,532	1,595	1,517	1,418
Operating (loss) profit	(2,136)	1,834	1,255	2,887
Net (loss) income	(1,396)	1,011	707	2,027
Basic (loss) income per share	(.78)	.57	.41	1.17
Diluted (loss) income per share	(.78)	.56	.40	1.15

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

The following table presents information about reported segments for the fiscal years 2004, 2003 and 2002 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands).

	Heating and	Construction	All	Unallocated
	air conditioning	materials (a)	other (b)	corporate (c)	Total
2004
Revenues from external customers	$46,196	$80,398	$344	$2	$126,940
Depreciation, depletion and amortization	1,077	3,887	—	63	5,027
Segment operating income (loss)	3,436	2,817	94	(2,842)	3,505
Segment assets	29,008	53,742	74	3,059	85,883
Expenditures for segment assets	1,217	3,017	—	33	4,267

2003
Revenues from external customers	$48,342	$71,493	$327	$3	$120,165
Depreciation, depletion and amortization	1,147	4,846	—	69	6,062
Segment operating income (loss)	5,012	1,702	17	(2,891)	3,840
Segment assets	27,829	49,063	157	5,486	82,535
Expenditures for segment assets	352	2,520	—	8	2,880

2002
Revenues from external customers	$52,261	$75,892	$145	$3	$128,301
Depreciation, depletion and amortization	1,256	4,756	—	68	6,080
Segment operating income (loss)	4,885	3,839	(150)	(2,784)	5,790
Segment assets	28,731	49,188	40	5,413	83,372
Expenditures for segment assets	1,624	5,908	—	29	7,561

(a)          The Construction Materials segment information for 2002 includes MDHI reflecting the purchase effective April 1, 2002.

(b)         All other represents segments below the quantitative thresholds. The segments include a small real estate operation and the holding costs for certain mining interests that remain from the period the Company maintained significant interests in mining operations.

(c)          Corporate assets consist primarily of cash and cash equivalents.

All long-lived assets are in the United States. During 2004, no customer in either segment accounted for 10% or more of total sales of the Company.

12. ADJUSTMENTS MADE DURING THE FOURTH QUARTER

The Company recorded two material adjustments during the fourth quarter of 2004. A $900,000 increase in workers’ compensation expense was recorded based upon an actuarial analysis. The second adjustment reduced the effective income tax rate reflecting certain income tax credits realized in the fourth quarter and the release of tax contingencies. The Company also wrote-off the remaining inventories associated with a product manufactured at the Phoenix plant.

13. SUBSEQUENT EVENTS

On March 24, 2005, the Company announced its intention to commence a modified Dutch auction tender offer for up to 400,000 shares of the Company’s common stock, at a purchase price no greater than $30.50 nor less than $27.50. Under the terms of the proposed offer, the Company will select the lowest purchase price that will allow it to purchase the lesser of (1) all of the shares validly tendered prior to the expiration date, or (2) 400,000 shares. The Company intends to fund the tender offer by increasing its borrowings under its revolving credit facility and term loan which was established pursuant to the Revolving Credit and Term Loan Agreement, dated as of September 5, 2003, as amended on May 29, 2004. The Company has received a commitment from its lenders to increase its borrowings under the term loan by $12.5 million to fund the tender offer.

THE COMPANY HAS NOT COMMENCED THE TENDER OFFER.  WHEN THE TENDER OFFER IS COMMENCED, IT WILL BE MADE IN ACCORDANCE WITH ALL APPLICABLE SECURITIES LAWS AND WILL INCLUDE THE FILING OF APPROPRIATE MATERIALS WITH THE SEC AND THE MAILING OF APPROPRIATE MATERIALS TO THE STOCKHOLDERS OF THE COMPANY. THE COMPANY’S STOCKHOLDERS AND OTHER INTERESTED PARTIES ARE URGED TO READ THE COMPANY’S TENDER OFFER STATEMENT AND RELATED EXHIBITS MAILED TO THEM AND FILED WITH THE SEC WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION. COMPANY STOCKHOLDERS WILL ALSO BE ABLE TO OBTAIN SUCH DOCUMENTS FREE OF CHARGE AT THE COMMISSION’S WEBSITE, WWW.SEC.GOV.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Continental Materials Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Continental Materials Corporation and its subsidiaries at January 1, 2005 and January 3, 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Chicago, Illinois

April 7, 2005

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes of accountants and/or disagreements on any matter of accounting principle or financial statement disclosure during fiscal year 2003 or 2004.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) are controls and other procedures that are designed to ensure that information required to be disclosed in Company files or that it submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC) and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards, subject to the deficiencies identified and discussed below. Additionally, in designing disclosure controls and procedures, our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of January 1, 2005, the Company carried out an evaluation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level due to the existence of the material weaknesses discussed below.

Description of Material Weaknesses in Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an effective system of internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. A material weakness is a control deficiency, or combination of significant deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of January 1, 2005, management has concluded that we have not maintained effective internal control over financial reporting as we have identified material weaknesses in the calculation of accrued liabilities for estimated workers’ compensation claims and related expense and the accounting for income taxes.

The Company’s policy for estimating the required reserve necessary to meet expected future workers’ compensation claims was based on a review and evaluation of each outstanding claim. The review was performed by management and the third party claims administrators as of January 1, 2005. Based upon an actuarial analysis, an adjustment was made to the Company’s 2004 consolidated financial statements. Management considers the adjustment to be material and has concluded that the process to develop an appropriate reserve for workers’ compensation claims contains a material weakness. In order to remediate this matter, management and the Audit Committee have agreed to engage an actuary to perform periodic actuarial evaluations of our claims activity for the purpose of establishing the reserve for workers’ compensation claims.

With regard to the calculation of the tax provision, a number of non-recurring events took place during the current year’s closing period that contributed to an error in the income tax calculation, including the move of the Corporate staff to new office space. Management has concluded that as of January 1, 2005, the Company had ineffective controls in place to review the accounting used to calculate the tax consequences of unusual or non-recurring transactions. This material weakness resulted in an audit adjustment to the 2004 consolidated financial statements. Management, in conjunction with the Audit Committee, is in the process of revising our procedures such that the income tax calculation will be completed and reviewed on a more timely and thorough basis.

We believe the measures identified above with regard to the workers’ compensation matter and those that will ultimately be in place for the following year regarding the tax provision calculation will appropriately address the material weaknesses.

As of January 1, 2005, the Company was not an “accelerated filer” as defined in Rule 12b-2 under the Exchange Act. Accordingly, pursuant to SEC rules and regulations, the Company is not required to provide, and we have not provided, Management’s Annual Report on Internal Control Over Financial Reporting or the associated report of our independent registered public accounting firm in this Annual Report on Form 10-K. We will be required to reassess our status as a “non-accelerated filer” as of the end of our 2005 fiscal year to determine whether we will be required to provide Management’s Annual Report on Internal Control Over Financial Reporting and the associated report of our independent registered public accounting firm in our Annual Report on Form 10-K for the year ended December 31, 2005. If we determine that we are not an “accelerated filer” as of the end of our 2005 fiscal year, then we will first need to provide Management’s Annual Report on Internal Control Over Financial Reporting and the associated report of our independent registered public accounting firm in our Annual Report on Form 10-K for the year ended December 30, 2006.

Management and our Audit Committee are continuing to review our internal control over financial reporting as part of our preparation for the need to provide Management’s Annual Report on Internal Control Over Financial Reporting and the associated report of our independent registered public accounting firm, complete phase-in of compliance standards under Section 404 of the Sarbanes-Oxley Act of 2002. Any further deficiencies identified by this review will be reported to the Audit Committee and we will take appropriate action to correct these deficiencies. The certifications of our Chief Executive Officer and Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Annual Report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning (i) the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications, and (ii) material weaknesses in the design or operation of our internal control over financial reporting, referred to in paragraph 5 of the certifications. These certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

Changes in Internal Control Over Financial Reporting

Except for those material weaknesses, there was no change in our internal control over financial reporting during the fourth quarter of fiscal 2004 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Registrant does not have any information, not already reported, that is required to be reported on Form 8-K during the fourth quarter of the year covered by this Form 10-K.

PART III

Items 10, 11, 12, 13 and 14 of Part III have been omitted from this 10-K Report because the registrant expects to file, not later than 120 days following the close of its fiscal year ended January 1, 2005, its definitive 2005 proxy statement.  The information required by Items 10, 11, 12, 13 and 14 of Part III will be included in that proxy statement and such information is hereby incorporated by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1	The following financial statements are included in Item 8 of Part II:
Consolidated statement of operations and comprehensive income for fiscal years 2004, 2003 and 2002
Consolidated statements of cash flows for fiscal years ended 2004, 2003 and 2002
Consolidated balance sheets as of January 1, 2005 and January 3, 2004
Consolidated statements of shareholders’ equity for fiscal years ended 2004, 2003 and 2002

(a) 2	The following is a list of financial statement schedules filed as part of this Report:

Schedule II Valuation and Qualifying Accounts & Reserves For the Fiscal Years 2004, 2003 and 2002

All other schedules are omitted because they are not applicable or the information is shown in the financial statements or notes thereto.

(a) 3	The following is a list of all exhibits filed as part of this Report:

Exhibit 3	Restated Certificate of Incorporation dated May 28, 1975, as amended on May 24, 1978, May 27, 1987 and June 3, 1999 (filed herewith).

Exhibit 3a	Registrant’s By-laws as amended September 19, 1975 filed as Exhibit 6 to Form 8-K for the month of September 1975, incorporated herein by reference.

Exhibit 10	Continental Materials Corporation Amended and Restated 1994 Stock Option Plan dated May 25, 1994 filed as Appendix A to the 1994 Proxy Statement, incorporated herein by reference.*

Exhibit 10a

Revolving Credit and Term Loan Agreement dated as of September 5, 2003, by and among the Company and LaSalle Bank National Association and Fifth Third Bank filed as Exhibit 10 to Form 10-Q for the quarterly period ending September 27, 2003, incorporated herein by reference.

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

Exhibit 10g

Continental Materials Corporation Employee Profit Sharing Retirement Plan Amended and Restated Generally Effective October 1, 1997 filed as Exhibit 99a to Form 10-K for the year ended January 1, 2000, incorporated herein by reference.*

Exhibit 10h

First Amendment To Revolving Credit And Term Loan Agreement dated as of May 29, 2004, by and among Continental Materials Corporation and LaSalle Bank National Association and Fifth Third Bank filed as Exhibit 10 to Form 10-Q for the quarterly period ending July 3, 2004, incorporated herein by reference.

Exhibit 14	Continental Materials Corporation Code of Business Conduct and Ethics filed as Exhibit 14 to Form 10-K/A (Amendment No. 1) for the year ended January 3, 2004, incorporated herein by reference.

Exhibit 21	Subsidiaries of Registrant (filed herewith).

Exhibit 23	Consent of Independent Registered Public Accounting Firm (filed herewith).

Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith).

Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith).

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith).

* - Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION
Registrant

By:	/S/Joseph J. Sum
Joseph J. Sum, Vice President and Chief Financial Officer

Date:  April 13, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		CAPACITY(IES)	DATE

/S/	James G. Gidwitz	Chief Executive Officer and a Director
	James G. Gidwitz	(Principal Executive Officer)	April 13, 2005

/S/	Joseph J. Sum	Vice President, Chief Financial Officer
	Joseph J. Sum	(Principal Financial Officer)	April 13, 2005

/S/	Mark S. Nichter	Secretary and Controller
	Mark S. Nichter	(Principal Accounting Officer)	April 13, 2005

/S/	William D. Andrews
	William D. Andrews	Director	April 13, 2005

/S/	Thomas H. Carmody
	Thomas H. Carmody	Director	April 13, 2005

/S/	Betsy R. Gidwitz
	Betsy R. Gidwitz	Director	April 13, 2005

/S/	Ralph W. Gidwitz
	Ralph W. Gidwitz	Director	April 13, 2005

/S/	Ronald J. Gidwitz
	Ronald J. Gidwitz	Director	April 13, 2005

/S/	Theodore R. Tetzlaff
	Theodore R. Tetzlaff	Director	April 13, 2005

/S/	Peter E. Thieriot
	Peter E. Thieriot	Director	April 13, 2005

/S/	Darrell M. Trent
	Darrell M. Trent	Director	April 13, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders

of Continental Materials Corporation:

Our audits of the consolidated financial statements referred to in our report dated April 7, 2005 appearing in the 2004 Annual Report to Shareholders of Continental Materials Corporation also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Chicago, Illinois

April 7, 2005

CONTINENTAL MATERIALS CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (c) (d)

for the fiscal years 2004, 2003 and 2002

COLUMN A	COLUMN B	COLUMN C(1)	COLUMN D		COLUMN E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions - Describe		Balance at End of Period

Year 2004
Allowance for doubtful accounts	$436,000	$108,000	$219,000	(a)	$325,000
Inventory valuation reserve	$171,000	$6,000	$4,000	(b)	$173,000

Year 2003
Allowance for doubtful accounts	$432,000	$112,000	$108,000	(a)	$436,000
Inventory valuation reserve	$205,000	$11,000	$45,000	(b)	$171,000

Year 2002
Allowance for doubtful accounts	$435,000	$147,000	$150,000	(a)	$432,000
Inventory valuation reserve (e)	$420,000	$—	$215,000	(b)	$205,000

Notes:

(a)	Accounts written off, net of recoveries.

(b)	Amounts written off upon disposal of assets.

(c)	Reserve deducted in the balance sheet from the asset to which it applies.

(d)	Column C(2) has been omitted as the answer would be “none”.

(e)	Beginning balance has been adjusted to reflect MDHI reserve on purchase date.