Form 10-Q
period 2005-04-02
CONTINENTAL MATERIALS CORP
filed 2005-05-17
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File number 1-3834

CONTINENTAL MATERIALS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-2274391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 South Wacker Drive, Suite 4000, Chicago, Illinois 60606

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

Yes    ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐      No  ☒

Number of common shares outstanding at May 5, 2005	1,647,914

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

APRIL 2, 2005 AND JANUARY 1, 2005

 (000’s omitted except share data)

	APRIL 2, 2005	JANUARY 1, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$2,828
Receivables, net	19,154	18,418
Receivable for insured losses	4,520	4,466
Inventories:
Finished goods	8,617	7,343
Work in process	1,547	1,684
Raw materials and supplies	8,764	7,582
Prepaid expenses	3,372	3,559
Total current assets	45,974	45,880

Property, plant and equipment, net	30,248	30,033

Goodwill	7,374	7,374
Non-compete agreements	897	953
Other assets	1,407	1,643

	$85,900	$85,883

LIABILITIES
Current liabilities:
Bank loan payable	$800	$—
Current portion of long-term debt	2,000	2,000
Accounts payable and accrued expenses	14,193	14,239
Liability for unpaid claims covered by insurance	4,520	4,466
Income taxes	344	767
Total current liabilities	21,857	21,472

Long-term debt	6,500	7,000
Deferred income taxes	3,796	3,796
Other long-term liabilities	2,623	2,167

SHAREHOLDERS’ EQUITY
Common shares, $0.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,982	1,982
Retained earnings	62,285	62,573
Accumulated other comprehensive losses net of tax of $12 and $41 (interest rate swap adjustments)	(27)	(67)
Treasury shares, 926,350 and 923,850, at cost	(13,759)	(13,683)
	51,124	51,448

	$85,900	$85,883

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE THREE MONTHS ENDED APRIL 2, 2005 AND APRIL 3, 2004

(Unaudited)

(000’s omitted except per-share amounts)

	APRIL 2, 2005	APRIL 3, 2004

Sales	$29,757	$27,247

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	24,765	22,171
Depreciation, depletion and amortization	1,216	1,368
Selling and administrative	4,181	4,124

Gain (loss) on disposition of property and equipment	67	(1)
	30,095	27,664

Operating loss	(338)	(417)

Interest	(131)	(156)
Other income, net	46	6

Loss before income taxes	(423)	(567)

Benefit from income taxes	(135)	(204)

Net loss	(288)	(363)

Retained earnings, beginning of period	62,573	60,200

Retained earnings, end of period	$62,285	$59,837

Basic loss per share	$(.17)	$(.21)

Average shares outstanding	1,648	1,714

Diluted loss per share	$(.17)	$(.21)

Average shares outstanding	1,648	1,714

Comprehensive income:
Net loss	$(288)	$(363)
Comprehensive income from interest rate swap, net of tax of $29 and $(15)	40	17
	$(248)	$(346)

See accompanying notes

CONSOLIDATED MATERIALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 2, 2005 AND APRIL 3, 2004

(Unaudited)

(000’s omitted)

	THREE MONTHS ENDED
	APRIL 2, 2005	APRIL 3, 2004

Net cash used in operating activities	$(1,745)	$(4,470)

Investing activities:
Capital expenditures	(1,374)	(1,011)
Proceeds from sale of property and equipment	67	1
Net cash used in investing activities	(1,307)	(1,010)

Financing activities:
Borrowings under revolving credit facility	800	1,900
Repayment of long term debt	(500)	(549)
Payment to acquire treasury stock	(76)	(480)
Net cash provided by financing activities	224	871

Net decrease in cash and cash equivalents	(2,828)	(4,609)
Cash and cash equivalents:
Beginning of period	2,828	4,609

End of period	$—	$—

Supplemental disclosures of cash flow items:
Cash paid (received) during the three months for:
Interest	$222	$166
Income taxes	287	501

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

NOTES TO THE QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED APRIL 2, 2005

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

2.               The 2005 provision for income taxes is based upon the estimated effective of tax rate of 32% for the year which includes the estimated impact of the American Jobs Creation Act of 2004.

3.               Operating results for the first three months of 2005 are not necessarily indicative of performance for the entire year.  Historically, sales of construction materials are higher in the second and third quarters.  Overall, sales of heating and air conditioning products have not shown strong seasonal fluctuations in recent years although product mix has historically yielded higher gross profit margins in the fourth quarter.  (See Note 10 of Notes to Consolidated Financial Statements in the Company’s 2004 Annual Report on Form 10-K.)

4.               The following is a reconciliation of the calculation of basic and diluted earnings per share (EPS) for the three months ended April 2, 2005 and April 3, 2004 (amounts in thousands, except per-share amounts):

	Income (Loss)	Shares	Per-share (loss) earnings
April 2, 2005
Basic EPS	$(288)	1,648	$(.17)
Effect of dilutive options	—	—
Diluted EPS	$(288)	1,648	$(.17)

April 3, 2004
Basic EPS	$(363)	1,714	$(.21)
Effect of dilutive options	—	—
Diluted EPS	$(363)	1,714	$(.21)

5.               The following table presents information about reported segments for the three months ended April 2, 2005 and April 3, 2004 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

	Heating and Air Conditioning	Construction Materials	All Other	Unallocated Corporate	Total
2005
Revenues from external customers	$10,693	$18,978	$86	$—	$29,757
Segment operating (loss) income	594	(136)	16	(812)	(338)
Segment assets	31,659	52,361	4	1,876	85,900

2004
Revenues from external customers	$11,669	$15,490	$86	$2	$27,247
Segment operating (loss) income	1,108	(665)	12	(872)	(417)
Segment assets	30,353	48,921	260	1,601	81,135

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last annual report.

6.               Identifiable intangible assets as of April 2, 2005 consist of three amortizable non-compete agreements that were carried at $897,000, net of $1,103,000 accumulated amortization.  The pre-tax amortization expense for intangible assets during the quarter ended April 2, 2005 was $57,000.  Based upon the intangible assets recorded on the balance sheet at April 2, 2005, amortization expense for the next five years is estimated to be as follows: 2005 – $225,000, 2006 – $216,000, 2007 – $138,000, 2008 – $125,000, and 2009 – $125,000.

7.               The interest rate swap agreement is reported consistent with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related amendment, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” which require recognition of derivatives as either assets or liabilities and measurement at fair value. The change in accumulated other comprehensive losses, net of taxes, from January 2, 2005 to April 2, 2005 was as follows (amounts in thousands):

Balance at January 2, 2005	$(67)
Comprehensive income from interest rate swap, net of tax effect of $29, for the three months ended April 2, 2005	40
Comprehensive net loss	$(27)

8.               SUBSEQUENT EVENTS

On April 22, 2005, the Company commenced its previously announced modified Dutch auction tender offer for up to 400,000 shares of the Company’s common stock (approximately 24 percent of the Company’s outstanding shares) at a purchase price no greater than $30.50 nor less than $27.50.  Under the terms of the proposed offer, the Company will select the lowest purchase price that will allow it to purchase the lesser of (1) all of the shares validly tendered prior to the expiration date, or (2) 400,000 shares.  All shares purchased by the Company will be purchased at the same price, even if stockholders have selected a lower price; however, the Company will not purchase any shares above the determined purchase price.  The offer will expire at 5:00 p.m., New York City time, on Friday, May 20, 2005, unless the Company extends the offer.  The Company’s stockholders and other interested parties are urged to read the Company’s tender offer statement which was mailed to them.  In addition, stockholders and other interested parties are encouraged to read any amendments thereto, and related exhibits filed with the SEC. The information is also available free of charge at the commission’s website, www.sec.gov.

On April 14, 2005, the Company entered into the Second Amendment (Amendment) to Revolving Credit and Term Loan Agreement dated September 5, 2003 as amended as of May 29, 2004 (Loan Agreement).  The Amendment increases the principal amount of the term loan portion of the Loan Agreement by $12,500,000.  The proceeds will be used to fund the purchase of the Company’s stock under the above tender offer and pay related fees and expenses.  The Amendment also reset the amount authorized for the repurchase of the Company’s own stock to $2,000,000, separate from purchases made in connection with the tender offer.  Principal and interest under the term loan are payable on a quarterly basis ending on June 28, 2008.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

The Company operates primarily in two industry segments, the heating and air conditioning segment and the construction materials segment.  The primary products manufactured by the heating and air conditioning segment are gas-fired wall furnaces, console heaters, evaporative coolers and fan coils.  Gas-fired wall furnaces, console heaters and fan coil products are manufactured at Williams Furnace Co., headquartered in Colton, California.  Evaporative coolers are manufactured at Phoenix Manufacturing, Inc., based in Phoenix, Arizona.  The primary products of the construction materials segment are ready mix concrete, construction aggregates, building supplies and doors, which are offered by Transit Mix Concrete Co. and Castle Concrete Company in Colorado Springs, Colorado and Transit Mix of Pueblo, Inc. and McKinney Door and Hardware, Inc. in Pueblo, Colorado.  Currently, Rocky Mountain Ready Mix Concrete, Inc. of Denver, Colorado, only offers ready mix concrete.

Financial Condition

A significant portion of the Company’s business tends to seasonally fluctuate.  Historically, the Company has experienced operating losses during the first quarter except when the weather is mild along the Front Range in Colorado.  Operating results typically improve in the second and third quarters reflecting more favorable weather conditions in Colorado and the seasonal sales of evaporative coolers.  Fourth quarter results can vary based on weather conditions in Colorado as well as in the principal markets for the Company’s heating equipment.  Sales of fan coils are generally not subject to seasonal variation.  The cash balance is normally depleted during the first or second quarter of the year reflecting operating results and the use of sales dating programs related to the evaporative cooler product line.  As a result, the Company’s borrowings against its revolving credit facility tend to peak during the second quarter and then decline over the remainder of the year. This trend has continued thus far in 2005.

As expected, the Company’s cash flow during the first quarter was negative due to the seasonality of sales, production schedules and the sales dating programs related to the evaporative cooler product line.  Operations for the first three months of 2005 used $1,745,000 of cash compared to $4,470,000 during the first three months of 2004.  By segment, operating cash flow was as follows:

	2005	2004
Construction materials segment	$1,466	$(710)
Heating and air conditioning	(2,564)	(2,456)
Corporate and Other	(647)	(1,304)
Total	$(1,745)	$(4,470)

The improved cash flow in the construction and materials segment was primarily the result of an increase in payables and accruals largely due to the timing of payments including the funding of the Company’s contribution to the profit sharing plan.  The payment of the 2004 Company contribution, normally made by the end of the first quarter, was deferred until after the expiration date of the tender offer.  The improved cash flow for the Corporate and Other group was due to a lower estimated tax payment during the first quarter of 2005 and the aforementioned timing of the Company’s 2004 profit sharing plan contribution.

The construction materials segment typically requires large capital investments, particularly when sales volume and demand are strong.  Reflecting the more modest demand in the construction materials segment during the past three years, capital spending was much lower during the first quarter of both 2005 and 2004 as compared to expenditures from the mid-1990’s through 2001.  The increase in capital expenditures was primarily due to the capitalization of subsidized leasehold improvements in the new office space leased for the Corporate office.

Scheduled debt repayments were made during the first quarter of both 2005 and 2004.  As expected, the Company, borrowed against its revolving credit facility during the 2005 first quarter.  The highest amount of Company borrowings outstanding under the revolving credit agreement during the first quarter of 2005 was the $800,000 outstanding at April 2, 2005 and the average amount outstanding during the first quarter was $14,000.

Other than the anticipated funds to be provided to fund the tender offer discussed in Note 8, we believe that the anticipated cash flow from operations, supplemented by seasonal borrowings available from the revolving line of credit, will be sufficient to cover expected cash needs, including servicing debt and planned capital expenditures for at least the next twelve months.

Results of Operations - Comparison of Quarter Ended April 2, 2005 to Quarter Ended April 3, 2004

A summary of operating information by segment for the quarters ended April 2, 2005 and April 3, 2004 is as follows:

	Quarter ended April 2, 2005	Quarter ended April 3, 2004
Revenues from external customers
Heating and air conditioning	$10,693	$11,669
Construction materials	18,978	15,490

Operating income (loss)
Heating and air conditioning	594	1,108
Construction materials	(136)	(664)

Assets
Heating and air conditioning	31,659	30,353
Construction materials	52,361	48,921

Operating income as a percent of sales
Heating and air conditioning	5.6%	9.5%
Construction materials	(.7)	(4.3)

Return on assets
Heating and air conditioning	1.9%	3.7%
Construction materials	(.3)	(1.4)

Consolidated sales during the first quarter of 2005 were $29,757,000 yielding a $338,000 operating loss.  In the first quarter of 2004 sales were $27,247,000 with an operating loss of $417,000.  Historically, the Company has experienced operating losses during the first quarter except when the construction activity is strong and the weather is mild along the Front Range in Colorado.

The heating and air conditioning segment reported a $976,000 decrease in sales, or 8.4%.  The sales decline was mostly due to depressed evaporative cooler sales as a result of rather cool weather in the markets served.  Cost of sales as a percentage of sales increased from 72.2% for the first quarter of 2004 to 76.6% for the 2005 quarter reflecting increased steel costs that the Company was unable to fully recover through higher selling prices for both evaporative coolers and furnaces.  Depreciation remained relatively constant between the first quarter of 2004 and first quarter of 2005.  Selling and administrative costs during the first quarter of 2005 declined as a result of a reduction in office staff as well as lower commissions related to the decreased evaporative cooler sales.  The decline in operating income was the result of the increased steel costs on both evaporative coolers and furnaces exacerbated by the decreased evaporative cooler sales volume.   Operating income as a percent of sales and the return on assets were both lower as a result of these factors.

Sales in the construction materials segment during the first quarter of 2005 increased $3,488,000, or 22.5%.  Sales improved due to higher volumes of concrete sold and price increases in response to higher cement and fuel costs.  Pricing in the Denver metropolitan market has improved, however, it remains depressed compared to the pricing in effect as recently as 2001, reflecting the intensely competitive market.  Volumes improved largely as a result of milder weather in Colorado during the 2005 quarter.  Cost of sales as a percentage of sales decreased from 88.4% for the first quarter of 2004 to 87.1% for the 2005 first quarter.  A higher portion of this segments costs are relatively fixed in nature and therefore cost of sales as a percentage of sales is highly sensitive to sales volume.  Depreciation, depletion and amortization declined reflecting the effect of reduced capital spending in recent years.  Selling and administrative costs increased in response to the improved sales.  The reduced operating loss was primarily due to the improved volumes.  Operating income as a percent of sales and the return on assets both improved as a result of these factors.

Net interest expense declined as a result of decreased levels of debt and a slightly reduced average interest rate for the 2005 first quarter compared to the first quarter of 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of April 2, 2005 and January 1, 2005 and affect the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates.

Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained on pages 13 and 14 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005.  In addition, the following information is provided:

The Company maintained insurance policies since March 31, 2003 with the following per incident deductibles and policy limits:

	Deductible	Policy Limits
Product and general liability	$250,000	$5,000,000
Workers’ compensation	350,000	1,000,000
Auto and truck liability	100,000	2,000,000

Should the aggregated out-of-pocket payments for the three policies exceed $3,400,000 during a policy year, deductibles on future claims are waived and the policies pay all amounts up to the policy limits.  Should any, or all policy limits be exceeded, an umbrella policy is maintained which covers the next $25,000,000 of claims.

Revenues received for shipping and handling are classified as sales. Costs associated with shipping and handling are classified as costs of sales.

The Company annually assesses goodwill for potential impairment as of the last day of its fiscal year.

OUTLOOK

The construction market in Colorado continues to show some signs of stabilizing but still remains considerably weaker than the conditions that prevailed three to five years ago.  Concrete prices in the Denver market, though improved in the first quarter of 2005 compared to the first quarter of 2004, are expected to remain very competitive.

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

Item 3.             Quantitative And Qualitative Disclosures About Market Risk

There have been no material changes in the market risks that the Company is exposed to since those discussed in the Company’s 2004 Annual Report on Form 10-K.  At April 2, 2005, the amount subject to the interest rate swap agreement was $6,000,000.  Also see Note 7 to the quarterly financial statements above.

Item 4.             Controls and Procedures

(a)            Disclosure Controls and Procedures.

The Company’s chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covering this report. Based on their evaluation, they have concluded that the Company’s disclosure controls and procedures were effective and were reasonably designed to ensure that all material information relating to the Company (including its subsidiaries) required to be disclosed in this quarterly report is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)           Changes in Internal Control Over Financial Reporting.

As of April 2, 2005, the Company has corrected the material weaknesses disclosed in its Form 10-K for the year ended January 1, 2005, regarding the Company’s design of internal control over financial reporting with respect to its calculation of accrued liabilities for estimated workers’ compensation claims and related expense and the accounting for income taxes.  The Audit Committee and management have engaged an actuary to perform periodic evaluations of the Company’s claims activity for the purpose of establishing the reserve for workers’ compensation claims.  The Audit Committee and management have also instituted review procedures with regard to the accounting for income taxes.  There have been no other significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as described above.

PART II - OTHER INFORMATION

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases made by the Company of its common stock to become treasury stock for the period January 2 through April 2, 2005.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of shares that May Yet Be Purchased Under the Plans or Programs
January 2 – January 29, 2005	2,500	$27.43	2,500	$1,437,360
January 30 – February 26, 2005	—	—	—	1,437,360
February 27 – April 2, 2005	—	—	—	1,437,360
Total	2,500	$27.43	2,500	$1,437,360

On January 19, 1999, the Company initiated purchases under the current open-ended program to repurchase its common stock. Purchases are made on the open market or in block trades at the discretion of management. The dollar amount authorized for the program has been periodically increased by the Board of Directors and approved by the Company’s two banks as required by the Company’s Revolving Credit and Term Loan Agreement. The April 14, 2005 amendment to the Loan Agreement provides that the Company may make purchases of its own stock in an amount not to exceed $2,000,000, separate from purchases made in connection with the tender offer.

Item 6.             Exhibits

Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION

Date:	May 17, 2005	By:	/S/ Joseph J. Sum
Joseph J. Sum, Vice President
and Chief Financial Officer