Form 10-Q
period 2005-07-02
CONTINENTAL MATERIALS CORP
filed 2005-08-16
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

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

Yes  ☐   No  ☒

Number of common shares outstanding at August 8, 2005 1,544,084

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

JULY 2, 2005 and JANUARY 1, 2005

(000’s omitted except share data)

	JULY 2, 2005	JANUARY 1, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34	$2,828
Receivables, net	22,661	18,418
Receivable for insured losses	1,552	4,466
Inventories:
Finished goods	7,923	7,343
Work in process	1,616	1,684
Raw materials and supplies	9,166	7,582
Prepaid expenses	3,493	3,559
Total current assets	46,445	45,880

Property, plant and equipment, net	29,649	30,033

Goodwill	7,374	7,374
Non-compete agreements	841	953
Other assets	1,559	1,643

	$85,868	$85,883

LIABILITIES
Current liabilities:
Bank loan payable	$1,300	$—
Current portion of long-term debt	2,000	2,000
Accounts payable and accrued expenses	15,057	14,239
Liability for unpaid claims covered by insurance	1,552	4,466
Income taxes	279	767
Total current liabilities	20,188	21,472

Long-term debt	11,000	7,000
Deferred income taxes	3,796	3,796
Other long-term liabilities	2,439	2,167

SHAREHOLDERS’ EQUITY
Common shares, $0.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,982	1,982
Retained earnings	63,230	62,573
Accumulated other comprehensive losses (interest rate swap adjustments)	(20)	(67)
Treasury shares, 1,030,180 and 923,850, at cost	(17,390)	(13,683)
	48,445	51,448

	$85,868	$85,883

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE THREE MONTHS ENDED JULY 2, 2005 AND JULY 3, 2004

(Unaudited)

(000’s omitted except per-share amounts)

	JULY 2, 2005	JULY 3, 2004

Sales	$38,273	$34,577

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	30,578	27,688
Depreciation, depletion and amortization	1,215	1,251
Selling and administrative	5,226	4,389

Gain (loss) on disposition of property and equipment	48	217
	36,971	33,111

Operating income	1,302	1,466

Interest	(159)	(155)
Other income, net	24	—

Income before income taxes	1,167	1,311

Provision for income taxes	222	472

Net income	945	839

Retained earnings, beginning of period	62,285	59,837

Retained earnings, end of period	$63,230	$60,676

Basic earnings per share	$.59	$.50

Average shares outstanding	1,592	1,695

Diluted earnings per share	$.58	$.48

Average shares outstanding	1,633	1,731

Comprehensive income:
Net income (loss)	$945	$839
Comprehensive income from interest rate swap, net of tax of $2 and $65	4	128
	$949	$967

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE SIX MONTHS ENDED JULY 2, 2005 AND JULY 3, 2004

(Unaudited)

(000’s omitted except per-share amounts)

	JULY 2, 2005	JULY 3, 2004

Sales	$68,030	$61,824

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	55,343	49,859
Depreciation, depletion and amortization	2,431	2,619
Selling and administrative	9,407	8,513

Gain on disposition of property and equipment	115	216
	67,066	60,775

Operating income	964	1,049

Interest	(290)	(311)
Other income, net	70	6

Income before income taxes	744	744

Provision for income taxes	87	268

Net income	657	476

Retained earnings, beginning of period	62,573	60,200

Retained earnings, end of period	$63,230	$60,676

Basic earnings per share	$.41	$.28

Average shares outstanding	1,620	1,704

Diluted earnings per share	$.40	$.27

Average shares outstanding	1,660	1,740

Comprehensive income:
Net income	$657	$476
Comprehensive income from interest rate swap, net of tax of $28 and $50	47	145
	$704	$621

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 2, 2005 AND JULY 3, 2004

(Unaudited)

(000’s omitted)

	JULY 2, 2005	JULY 3, 2004

Net cash used in operating activities	$(2,568)	$(3,576)

Investing activities:
Capital expenditures	(1,946)	(2,347)
Proceeds from sale of property and equipment	127	320
Net cash used in investing activities	(1,819)	(2,027)

Financing activities:
Borrowings under revolving credit facility	1,300	3,400
Long-term borrowings	5,000	—
Repayment of long-term debt	(1,000)	(970)
Payment to acquire treasury stock	(3,707)	(1,436)
Net cash provided by financing activities	1,593	994

Net decrease in cash and cash equivalents	(2,794)	(4,609)
Cash and cash equivalents:
Beginning of period	2,828	4,609

End of period	$34	$—

Supplemental disclosures of cash flow items:
Cash paid during the six months for:
Interest	$406	$271
Income taxes	575	494

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

NOTES TO THE QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED JULY 2, 2005

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

2.               The 2005 provision for income taxes is based upon the estimated effective tax rate of 29% for the year which includes the estimated impact of the American Jobs Creation Act of 2004. The tax rate for the quarter ended July 2, 2005 was 19% reflecting the effect of the release of certain tax contingencies during the second quarter related to the closure of ongoing income tax audits.

3.               Operating results for the first six months of 2005 are not necessarily indicative of performance for the entire year. Historically, sales of construction materials are higher in the second and third quarters. Overall, sales of heating and air conditioning products have not shown strong seasonal fluctuations in recent years although product mix has historically yielded higher gross profit margins in the fourth quarter. (See Note 10 of Notes to Consolidated Financial Statements in the Company’s 2004 Annual Report on Form 10-K.)

4.               The following is a reconciliation of the calculation of basic and diluted earnings (loss) per share (EPS) for the three and six months ended July 2, 2005 and July 3, 2004 (amounts in thousands except per-share data).

	Three months ended			Six months ended
	Income	Shares	Per- share earnings	Income (loss)	Shares	Per-share earnings (loss)
July 2, 2005
Basic EPS	$945	1,592	$.59	$657	1,620	$.41
Effect of dilutive options	—	41		—	40
Diluted EPS	$945	1,633	$.58	$657	1,660	$.40

July 3, 2004
Basic EPS	$839	1,695	$.50	$476	1,704	$.28
Effect of dilutive options	—	36		—	36
Diluted EPS	$839	1,731	$.48	$476	1,740	$.27

5.               On June 28, 2005, the Company entered into the Third Amendment (Amendment) to Revolving Credit and Term Loan Agreement (Loan Agreement) dated September 5, 2003, as amended as of May 29, 2004 and April 14, 2005. The Amendment increases the principal amount of the term loan portion of the Loan Agreement by $5 million. With the increase in the term loan amount, the total loan commitment is $23.5 million.

The Loan Agreement provides that, at the Company’s option, the term loan and revolving credit facility will bear interest at prime or a performance-based LIBOR rate. Based on the terms of the Amendment, the increase in the term loan and the Company’s performance for the twelve months ended July 2, 2005, the performance based rates would be LIBOR plus

1.50% for the term loan and LIBOR plus 1.25% for borrowings under the revolving credit facility. Payment of accrued interest is due and payable quarterly by the Company. Payments of principal under the term loan are payable on a quarterly basis, ending on March 31, 2011.

The proceeds of the term loan facility were primarily used to fund the purchase of the Company’s stock under the recently completed modified Dutch auction tender offer and to pay related fees and expenses. The Amendment also reset the amount authorized for the repurchase of the Company’s own stock to $1,438,000, separate from purchases made in connection with the tender offer. All other material terms of the Loan Agreement remain in force, except to the extent they have been modified by the Amendment.

6.               The following table presents information about the Company’s reported segments for the six- and three-month periods ended July 2, 2005 and July 3, 2004 (segment assets presented as of July 2, 2005 and July 3, 2004) along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands).

	Heating and Air Conditioning	Construction Materials	All Other	Unallocated Corporate	Total
2005
Six Months
Revenues from external customers	$24,505	$43,353	$172	$—	$68,030
Segment operating income (loss)	1,032	1,731	43	(1,842)	964
Segment assets	31,655	52,113	4	2,096	85,868
Three Months
Revenues from external customers	13,812	24,375	86	—	38,273
Segment operating income (loss)	438	1,867	27	(1,030)	1,302

2004
Six Months
Revenues from external customers	$24,112	$37,538	$172	$2	$61,824
Segment operating (loss) income	1,557	1,294	39	(1,841)	1,049
Segment assets	30,257	52,825	264	1,941	85,287
Three Months
Revenues from external customers	12,443	22,048	86	—	34,577
Segment operating income (loss)	449	1,959	27	(969)	1,466

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the 2004 Annual Report.

7.               The interest rate swap agreement is reported consistent with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related amendment, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” which require recognition of derivatives as either assets or liabilities and measurement at fair value. The change in accumulated other comprehensive losses net of taxes from January 2, 2005 to July 2, 2005 was as follows (amounts in thousands):

Balance at January 2, 2005	$(67)
Comprehensive income from interest rate swap, net of tax of $29	40
Balance at April 2, 2005	(27)
Comprehensive income from interest rate swap, net of tax of ($1)	7
Balance at July 2, 2005	$(20)

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

Financial Condition

The Company’s heating and air conditioning businesses are seasonal and weather sensitive except for sales of fan coils. Revenues in the Company’s construction materials segment are influenced by weather conditions along the Front Range of Colorado. Historically, the Company has experienced operating losses during the first quarter except when the weather is mild along the Front Range. Operating results typically improve in the second and third quarters reflecting more favorable weather conditions in Colorado and the seasonal sales of evaporative coolers. Fourth quarter results can vary based on weather conditions in Colorado as well as in the principal markets for the Company’s heating equipment. The Company typically experiences operating cash flow deficits during the first and second quarter of the year reflecting operating results, payments of the prior year’s accrued incentive bonuses and company profit-sharing contributions, and the use of sales dating programs (extended payment terms) related to the evaporative cooler product line. As a result, the Company’s borrowings against its revolving credit facility tend to peak during the second quarter and then decline over the remainder of the year. This trend has continued thus far in 2005.

Operations for the first six months of 2005 used $2,568,000 of cash compared to $3,576,000 during the first six months of 2004. By segment, operating cash flow was as follows (amounts in thousands):

	2005	2004
Construction materials segment	$1,366	$(666)
Heating and air conditioning	(2,101)	(1,158)
Corporate and Other	(1,833)	(1,752)
Total	$(2,568)	$(3,576)

The improved cash flow in the construction and materials segment was primarily the result of a smaller increase in accounts receivable during the first six months of 2005 compared to the increase during the comparable 2004 period. The construction materials segment closed the 2004 year with a high level of receivables reflecting the strong fourth quarter sales level.

The increased use of cash by the heating and air conditioning segment was primarily due to a larger increase in accounts receivable during the first six months of 2005 compared to the increase during the comparable 2004 period. Accounts receivable increased during the second quarter of 2005 reflecting increased sales at both Williams Furnace and Phoenix Manufacturing.

The construction materials segment typically requires significant capital investments, particularly when sales volume and demand are strong. Capital expenditures during the first six months of 2005 were primarily in the construction materials segment and included the completion of a batch plant in Pueblo and a fines recovery system for the Colorado Springs’ sand operation. Expenditures during 2005 also included the capitalization of subsidized leasehold improvements in the new office space leased for the Corporate office.

As more fully discussed in Note 5, the principal amount of the term loan was increased by $5 million. Approximately $3.5 million of the proceeds were used to fund the purchase of the Company’s stock under the modified Dutch auction tender offer and to pay related fees and expenses. The balance of the additional term loan proceeds has been earmarked for potential capital projects in the construction materials segment. Scheduled debt repayments were made during the first six months of both 2005 and 2004.

As expected, the Company continued to borrow against its revolving credit facility during the 2005 second quarter. During the first six months of 2005, the highest amount of Company borrowings outstanding under the revolving credit agreement was $4,400,000 and the average amount outstanding was $1,413,000.

The Company believes that anticipated cash flow from operations, supplemented by seasonal borrowings against the revolving line of credit, (of which $1,300,000 was outstanding at July 2, 2005) will be sufficient to cover expected cash needs, including servicing debt and planned capital expenditures for at least the next twelve months.

Operations – Comparison of Quarter Ended July 2, 2005 to Quarter Ended July 3, 2004

Historically, the Company has experienced improved operating results during the second quarter as sales in the construction materials segment increase reflecting weather more conducive to construction activity. The 2005 operating results were consistent with this trend. A summary of operating information by segment for the quarters ended July 2, 2005 and July 3, 2004 is as follows (amounts in thousands):

	Quarter ended July 2, 2005	Quarter ended July 3, 2004
Revenues from external customers
Heating and air conditioning	$13,812	$12,443
Construction materials	24,375	22,048

Operating income (loss)
Heating and air conditioning	438	449
Construction materials	1,867	1,959

Assets
Heating and air conditioning	31,655	30,144
Construction materials	52,113	51,677

Operating income as a percent of sales
Heating and air conditioning	3.2%	3.6%
Construction materials	7.7	8.9

Return on assets
Heating and air conditioning	1.4%	1.5%
Construction materials	3.6	3.8

The heating and air conditioning segment reported a $1,369,000 increase in sales, or 11%. The increased sales were reported for all three product lines; evaporative coolers, furnaces and fan coils. The increases represent increased volumes for wall furnaces and fan coils and price increases for all products reflecting the pass through of increased steel costs. Cost of sales as a percentage of sales decreased slightly from 78.3% for the second quarter of 2004 to 78% for the 2005 quarter. Within the segment the cost of sales percentage for the furnace line declined as 2005 pricing recovered the increased steel costs compared to the 2004 quarter during which steel costs began to increase. Although fan coil volume was higher reflecting a slight improvement in overall demand, pricing in the fan coil line was unable to fully recover the higher steel prices reflecting competitive pressures and the still soft market. Pricing in the evaporative cooler line encountered similar competitive pressures on selling prices. Depreciation remained relatively constant between the second quarter of 2004 and the second quarter of 2005. Selling and administrative costs during the second quarter of 2005 increased as a result of costs incurred related to the replacement of the general manager at Williams Furnace Co., including severance pay. The slight decline in operating income was primarily the result of the narrower margins in the evaporative cooler line combined with the increased administrative costs discussed above. Operating income as a percent of sales was lower as a result of these factors while the return on assets showed less change.

Sales in the construction materials segment during the second quarter of 2005 increased $2,327,000, or 10.6%. Sales improved due to higher volumes of concrete sold and price increases in response to higher cement and fuel costs. Pricing in the Denver metropolitan market has improved, however, the increase in concrete prices were substantially equal to the higher cost of cement, aggregates and fuel. The Denver ready mix concrete market remains very competitive. Volumes improved largely as a result of increased construction activity along the Front Range of Colorado. Sales at McKinney Door and Hardware declined by $679,000 compared to the second quarter of 2004. The lower sales reflect the deferral of delivery by McKinney’s customers due to construction schedules. McKinney’s sales order input has remained stable. Cost of sales in the construction materials segment as a percentage of sales decreased slightly from 81.2% for the second quarter of 2004 to 80.9% for the 2005 second quarter reflecting the competitive market conditions which prevented sales price increases in excess of the material and fuel cost increases. Depreciation, depletion and amortization declined slightly reflecting the effect of reduced capital spending in recent years. Selling and administrative costs increased in response to the improved sales. The gain on disposition of property and equipment decreased due to the inclusion of a $180,000 gain on the sale of a west Pueblo property during the quarter ended July 3, 2004. The reduced operating profit during the second quarter of 2005 compared to 2004 was largely due to the reduced profit at McKinney Door and Hardware resulting from the reduced sales. Operating income as a percent of sales declined as a result of these factors as did the return on assets, although to a lesser extent.

Net interest expense was about the same as the effect of decreased average levels of debt was mostly offset by an increase in the average interest rate for the 2005 first quarter compared to the first quarter of 2004.

The 2005 provision for income taxes is based upon the estimated effective tax rate of 29% for the year which includes the estimated impact of the American Jobs Creation Act of 2004. The tax rate for the quarter ended July 2, 2005 was 19% reflecting the effect of the release of certain tax contingencies during the second quarter related to the closure of ongoing income tax audits.

Operations - Comparison of Six Months Ended July 2, 2005 to Six Months Ended July 3, 2004

A summary of operating information by segment for the six month periods ended July 2, 2005 and July 3, 2004 is as follows (amounts in thousands):

	Six Months ended July 2, 2005	Six Months ended July 3, 2004
Revenues from external customers
Heating and air conditioning	$24,505	$24,112
Construction materials	43,353	37,538

Operating income
Heating and air conditioning	1,032	1,557
Construction materials	1,731	1,294

Assets
Heating and air conditioning	31,655	30,144
Construction materials	52,113	51,677

Operating income as a percent of sales
Heating and air conditioning	4.2%	6.5%
Construction materials	4.0	3.4

Return on assets
Heating and air conditioning	3.2%	5.2%
Construction materials	3.3	2.5

Consolidated sales during the first half of 2005 were $68,030,000 yielding operating profit of $964,000. In the first half of 2004, sales were $61,824,000 with operating income of $1,049,000.

The heating and air conditioning segment reported a modest $393,000 increase in sales, or 1.6%. The sales increase reflects the improved sales of the second quarter, noted above, more than offsetting the weak first quarter sales that were primarily the result of depressed evaporative cooler sales as a result of rather cool weather in the markets served. Overall, for the six months, the fan coil product line reported a slight increase in sales while furnace and cooler revenues were stable. For the six month periods, cost of sales as a percentage of sales increased from 75.4% in 2004 to 77.4% for 2005 reflecting a lower level of cooler production and the increase in steel costs discussed above. Depreciation remained relatively constant between the first six months of 2005 compared to the comparable 2004 period. Selling and administrative costs increased slightly during the first six months of 2005 as reductions in office staff during the first quarter were offset by the additional costs during the second quarter discussed above. The decline in operating income was the result of the increased steel costs on evaporative coolers and competitive conditions noted above. Operating income as a percent of sales and the return on assets were both lower as a result of these factors.

Sales in the construction materials segment during the first six months of 2005 increased $5,815,000, or 15.5%. Sales improved due to the reasons noted above as well as milder weather in Colorado during the first quarter of 2005. Cost of sales as a percentage of sales decreased from 84.2% for the first six months of 2004 to 83.6% for the comparable 2005 period reflecting the competitive market conditions which prevented sales price increases in excess of the material and fuel cost increases. Depreciation, depletion and amortization declined reflecting the effect of reduced capital spending in recent years as noted above. Selling and administrative costs increased in response to the improved sales. The gain on disposition of property and equipment decreased due to the sale of property during the second quarter of 2004 noted above. The increase in operating income was primarily due to the improved volumes. Operating income as a percent of sales and the return on assets both improved as a result of these factors.

Net interest expense declined slightly as the effect of decreased average levels of debt exceeded the effect of an increase in the average interest rate for the first six months of 2005 compared to the comparable period of 2004.

The tax rate for the six months ended July 2, 2005 was 12% primarily reflecting the release of certain tax contingencies during the second quarter as noted above.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of July 2, 2005 and January 1, 2005 and affect the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates.

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

The Company maintained insurance policies since March 31, 2005 with the following per incident deductibles and policy limits:

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

OUTLOOK

The level of construction in the Denver market appears to have stabilized, however, concrete prices, though improved in 2005 compared to the first half of 2004, are depressed and expected to remain very competitive. The construction markets in Colorado Springs and Pueblo are relatively strong and stable. Increases in interest rates, particularly mortgage interest rates, could slow the level of construction in all markets.

The demand for fan coil products has shown some improvement this year from the rather depressed levels of the past three years. Sales of furnaces and evaporative coolers are not expected to grow significantly and will remain weather sensitive.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Company discusses recently issued accounting standards and tax law changes in the Critical Accounting Policies section under Item 7 and in Note 1 to Consolidated Financial Statements in Item 8 of the Company’s 2004 Annual Report on Form 10-K. Other than as discussed in those sections, the Company does not currently have any transactions or circumstances that have been addressed by recently issued accounting pronouncements. Therefore, adoption of any of these statements or pronouncements would not have a material impact on the Company’s results of operations, financial position or liquidity. The Company has determined that it qualifies for certain deductions that the American Jobs Creation Act of 2004 provides for income from qualified domestic production activities. Although the effect of the deduction is not expected to have a material effect on the tax provision for 2005, a preliminary estimate of the deduction was included in the determination of the tax provision.

FORWARD-LOOKING STATEMENTS

The foregoing discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements are based on the beliefs of the Company’s management as well as on assumptions made by and information available to the Company at the time such statements were made.  When used in this Report, words such as “anticipates,” “believes,” “contemplates,” “estimates,” “expects,” “plans,” “projects,” and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of factors including but not limited to: weather, interest rates, availability of raw materials and their related costs, national and local economic conditions and competitive forces. Some of these factors are discussed in more detail in the Company’s 2004 Annual Report on Form 10-K. Changes in accounting pronouncements could also alter projected results. Forward-looking statements speak only as of the date they were made, and the Company undertakes no obligation to publicly update them.

Item 3              Quantitative And Qualitative Disclosures About Market Risk

There have been no material changes in the market risks that the Company is exposed to since those discussed in the Company’s 2004 Annual Report on Form 10-K. At July 2, 2005, the amount subject to the interest rate swap agreement was $6,000,000. Also see Note 7 to the quarterly financial statements above.

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

The following table presents information with respect to purchases made by the Company of its common stock to become treasury stock for the period April 3 through July 2, 2005.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of shares that May Yet Be Purchased Under the Plans or Programs
April 2 – April 30, 2005	—	—	—	$1,437,360
May 1 – May 28, 2005	—	—	—	1,437,360
May 29 – July 2, 2005	103,830	$35.04	103,830	1,437,360
Total	103,830	$35.04	103,830	$1,437,360

On January 19, 1999, the Company initiated purchases under the current open-ended program to repurchase its common stock. Purchases are made on the open market or in block trades at the discretion of management. The dollar amount authorized for the program has been periodically increased by the Board of Directors and approved by the Company’s two banks as required by the Company’s Revolving Credit and Term Loan Agreement. Effective May 29, 2003, the Board increased the permitted amount to a total not to exceed $2,750,000 for purchases on or after May 29, 2004, separate from purchases made in connection with the tender offer. All shares purchased during fiscal June were under the tender offer. The price paid was $30.50 per share. The $35.04 average price noted in the above table includes approximately $471,000, or $4.04 per share, of related expenses.

Item 4.	Submission of Matters to a Vote of Security Holders

	(a)	The 2005 Annual Meeting of the Stockholders of the Company was held on May 25, 2005.

	(b)	At that meeting, three individuals, all of whom are current directors, were nominated and elected to serve until the 2008 Annual Meeting by the following votes:

Director	Shares For	Shares Against	Shares Withheld
Ralph W. Gidwitz	1,572,741	—	22,674
Theodore R. Tetzlaff	1,452,264	—	143,151
Peter E. Thieriot	1,576,615	—	18,800

There were no broker non-votes.

The following directors’ terms of office continued after the 2005 Meeting until the Annual Meetings of the years as noted:

Directors	Expiration of Term
Thomas H. Carmody	2006
Ronald J. Gidwitz	2006
Darrell M. Trent	2006
William D. Andrews	2007
Betsy R. Gidwitz	2007
James G. Gidwitz	2007

(c)	In addition to the above election, the appointment of the independent auditing firm of PricewaterhouseCoopers LLP was ratified by the following vote:

For	Against	Abstain
1,590,675	3,600	1,140

There were no broker non-votes.

(d)	Not applicable.

Item 6.	Exhibits

Exhibits

	Exhibit No.	Description

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

	32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION

Date:	August 16, 2005	By:	/S/ Joseph J. Sum
Joseph J. Sum, Vice President
and Chief Financial Officer