Form 10-Q
period 2005-10-01
CONTINENTAL MATERIALS CORP
filed 2005-11-14
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR

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

☒   Yes       ☐   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☐   Yes       ☒   No

Indicate by  check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐   Yes       ☒   No

Number of common shares outstanding at November 7, 2005                                                                                                                                                                                                                                                                                                                                             1,605,461

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

OCTOBER 1, 2005 and JANUARY 1, 2005

(Unaudited)

(000’s omitted except share data)

	OCTOBER 1,	JANUARY 1,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$2,497	$2,828
Receivables, net	20,293	18,418
Receivable for insured losses	2,118	4,466
Inventories:
Finished goods	8,206	7,343
Work in process	1,362	1,684
Raw materials and supplies	8,819	7,582
Prepaid expenses	3,909	3,559
Total current assets	47,204	45,880

Property, plant and equipment, net	29,796	30,033

Goodwill	7,374	7,374
Non-compete agreements	784	953
Other assets	1,393	1,643

	$86,551	$85,883

LIABILITIES
Current liabilities:
Current portion of long-term debt	$2,000	$2,000
Accounts payable and accrued expenses	15,506	14,239
Liability for unpaid claims covered by insurance	2,118	4,466
Income taxes	—	767
Total current liabilities	19,624	21,472

Long-term debt	10,500	7,000
Deferred income taxes	3,796	3,796
Other long-term liabilities	2,361	2,167

SHAREHOLDERS’ EQUITY
Common shares, $0.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,874	1,982
Retained earnings	64,268	62,573
Accumulated other comprehensive losses (interest rate swap adjustments)	(2)	(67)
Treasury shares, 968,803 and 923,850, at cost	(16,513)	(13,683)
	50,270	51,448

	$86,551	$85,883

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE THREE MONTHS ENDED OCTOBER 1, 2005 AND OCTOBER 2, 2004

(Unaudited)

(000’s omitted except per-share amounts)

	OCTOBER 1, 2005	OCTOBER 2, 2004

Sales	$36,415	$30,900

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	29,325	24,736
Depreciation, depletion and amortization	1,201	1,421
Selling and administrative	4,337	3,756

Gain on disposition of property and equipment	—	24
	34,863	29,889

Operating income	1,552	1,011

Interest	(225)	(154)
Other income, net	37	59

Income before income taxes	1,364	916

Provision for income taxes	326	330

Net income	1,038	586

Retained earnings, beginning of period	63,230	60,676

Retained earnings, end of period	$64,268	$61,262

Basic earnings per share	$.66	$.35

Average shares outstanding	1,563	1,663

Diluted earnings per share	$.65	$.34

Average shares outstanding	1,596	1,699

Comprehensive income:
Net income (loss)	$1,038	$586
Comprehensive income from interest rate swap, net of tax of $2 and $6	18	8
	$1,056	$594

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE NINE MONTHS ENDED OCTOBER 1, 2005 AND OCTOBER 2, 2004

(Unaudited)

(000’s omitted except per-share amounts)

	OCTOBER 1,	OCTOBER 2,
	2005	2004

Sales	$104,445	$92,724

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	84,668	74,595
Depreciation, depletion and amortization	3,632	4,040
Selling and administrative	13,744	12,269

Gain on disposition of property and equipment	115	242
	101,929	90,662

Operating income	2,516	2,062

Interest	(515)	(465)
Other income, net	107	63

Income before income taxes	2,108	1,660

Provision for income taxes	413	598

Net income	1,695	1,062

Retained earnings, beginning of period	62,573	60,200

Retained earnings, end of period	$64,268	$61,262

Basic earnings per share	$1.06	$.63

Average shares outstanding	1,601	1,690

Diluted earnings per share	$1.03	$.62

Average shares outstanding	1,643	1,726

Comprehensive income:
Net income	$1,695	$1,062
Comprehensive income from interest rate swap, net of tax of $41 and $56	65	153
	$1,760	$1,215

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 1, 2005 AND OCTOBER 2, 2004

(Unaudited)

(000’s omitted)

	OCTOBER 1, 2005	OCTOBER 2, 2004

Net cash provided by operating activities	$2,869	$1,413

Investing activities:
Capital expenditures	(3,239)	(3,178)
Proceeds from sale of property and equipment	130	346
Net cash used in investing activities	(3,109)	(2,832)

Financing activities:
Borrowings under revolving credit facility	—	100
Long-term borrowings	5,000	—
Repayment of long-term debt	(1,500)	(1,470)
Proceeds from exercise of stock options	488	—
Payment to acquire treasury stock	(4,079)	(1,820)
Net cash used in financing activities	(91)	(3,190)

Net decrease in cash and cash equivalents	(331)	(4,609)
Cash and cash equivalents:
Beginning of period	2,828	4,609

End of period	$2,497	$—

Supplemental disclosures of cash flow items:
Cash paid during the nine months for:
Interest	$626	$516
Income taxes	573	695

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

NOTES TO THE QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED OCTOBER 1, 2005

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

2.               The provision for income taxes for fiscal 2005 is projected to be 24% which includes the estimated impact of the American Jobs Creation Act of 2004. The effective tax rate for the quarter ended October 1, 2005 was 24% reflecting the effect of the release of certain tax contingencies during the third quarter related to the closure of income tax audits. The effective tax rate for the nine months ended October 1, 2005 was 20% primarily due to the release of certain tax contingencies during the second and third quarters related to the closure of income tax audits.

3.               Operating results for the first nine months of 2005 are not necessarily indicative of performance for the entire year. Historically, sales of construction materials are higher in the second and third quarters. Overall, sales of heating and air conditioning products have not shown strong seasonal fluctuations in recent years although product mix has historically yielded higher gross profit margins in the fourth quarter. (See Note 10 of Notes to Consolidated Financial Statements in the Company’s 2004 Annual Report on Form 10-K.)

4.               The following is a reconciliation of the calculation of basic and diluted earnings (loss) per share (EPS) for the three and nine months ended October 1, 2005 and October 2, 2004 (amounts in thousands except per-share data).

	Three months ended			Nine months ended
	Income	Shares	Per-share earnings	Income	Shares	Per-share earnings
October 1, 2005
Basic EPS	$1,038	1,563	$.66	$1,695	1,601	$1.06
Effect of dilutive options	—	33		—	42
Diluted EPS	$1,038	1,596	$.65	$1,695	1,643	$1.03

October 2, 2004
Basic EPS	$586	1,663	$.35	$1,062	1,690	$.63
Effect of dilutive options	—	36		—	36
Diluted EPS	$586	1,699	$.34	$1,062	1,726	$.62

5.               On June 28, 2005, the Company entered into the Third Amendment (Amendment) to Revolving Credit and Term Loan Agreement (Loan Agreement) dated September 5, 2003, as amended as of May 29, 2004 and April 14, 2005. The Amendment increases the principal amount of the term loan portion of the Loan Agreement by $5 million. With the increase in the term loan amount, the total loan commitment was $23.5 million.

The Loan Agreement provides that, at the Company’s option, the term loan and revolving credit facility will bear interest at prime or a performance-based LIBOR rate. Based on the terms of the Amendment, the increase in the term loan and the Company’s performance for the twelve months ended October 1, 2005, the performance based rates would be LIBOR plus 1.50% for the term loan and LIBOR plus 1.25% for borrowings under the revolving credit facility. Payment of accrued interest is due and payable quarterly by the Company. Payments of principal under the term loan are payable on a quarterly basis, ending on March 31, 2011.

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

6.               The following table presents information about the Company’s reported segments for the nine- and three-month periods ended October 1, 2005 and October 2, 2004 (segment assets presented as of October 1, 2005 and October 2, 2004) along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands).

	Heating and Air	Construction		Unallocated
	Conditioning	Materials	All Other	Corporate	Total
2005
Nine Months
Revenues from external customers	$35,376	$68,811	$258	$—	$104,445
Segment operating income (loss)	1,536	3,504	70	(2,594)	2,516
Segment assets	28,505	53,139	4	4,903	86,551
Three Months
Revenues from external customers	10,871	25,458	86	—	36,415
Segment operating income (loss)	504	1,773	27	(752)	1,552

2004
Nine Months
Revenues from external customers	$33,182	$59,282	$258	$2	$92,724
Segment operating (loss) income	1,767	2,835	66	(2,606)	2,062
Segment assets	27,956	51,498	264	1,917	81,635
Three Months
Revenues from external customers	9,070	21,744	86	—	30,900
Segment operating income (loss)	210	1,539	27	(765)	1,011

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the 2004 Annual Report.

7.               The interest rate swap agreement is reported consistent with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related amendment, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” which require recognition of derivatives as either assets or liabilities and measurement at fair value. The change in accumulated other comprehensive losses net of taxes from January 2, 2005 to October 1, 2005 was as follows (amounts in thousands):

Balance at January 2, 2005	$(67)
Comprehensive income from interest rate swap, net of tax of $29	40
Balance at April 2, 2005	(27)
Comprehensive income from interest rate swap, net of tax of ($1)	7
Balance at July 2, 2005	(20)
Comprehensive income from interest rate swap, net of tax of ($13)	18
Balance at October 1, 2005	$2

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

Financial Condition

The Company’s heating and air conditioning businesses are seasonal and weather sensitive except for sales of fan coils. Revenues in the Company’s construction materials segment are influenced by weather conditions along the Front Range of Colorado. Historically, the Company has experienced operating losses during the first quarter except when the weather is mild along the Front Range. Operating results typically improve in the second and third quarters reflecting more favorable weather conditions in Colorado and the seasonal sales of evaporative coolers. Fourth quarter results can vary based on weather conditions in Colorado as well as in the principal markets for the Company’s heating equipment. The Company typically experiences operating cash flow deficits during the first and second quarters of the year reflecting operating results, payments of the prior year’s accrued incentive bonuses and company profit-sharing contributions, and the use of sales dating programs (extended payment terms) related to the evaporative cooler product line. As a result, the Company’s borrowings against its revolving credit facility tend to peak during the second quarter and then decline over the remainder of the year. This trend has continued thus far in 2005.

Operations for the first nine months of 2005 provided $2,869,000 of cash compared to $1,413,000 during the first nine months of 2004. By segment, operating cash flow was as follows (amounts in thousands):

	2005	2004
Construction materials segment	$3,391	$1,752
Heating and air conditioning	1,826	2,506
Corporate and Other	(2,348)	(2,845)
Total	$2,869	$1,413

The improved cash flow in the construction materials segment was primarily the result of the improved operating results, a smaller increase in accounts receivable during the first nine months of 2005 compared to the increase during the comparable 2004 period and an increase in accruals and payables during the first nine months of 2005 compared to a small decrease in payables during the comparable 2004 period.

The decrease in cash provided by the heating and air conditioning segment was primarily due to reduced operating results as well as a smaller decrease in accounts receivable during the first nine months of 2005 compared to the decrease in accounts receivable during the comparable 2004 period.

The construction materials segment typically requires significant capital investments, particularly when sales volume and demand are strong. Cash spent on capital expenditures during the first nine months of 2005 was comparable to the 2004 period and was primarily in the construction materials segment. Current year expenditures included the completion of a batch plant in Pueblo and a fines recovery system for the Colorado Springs’ sand operation. Expenditures during 2005 also included the capitalization of subsidized leasehold improvements in the new office space leased for the Corporate office.

As more fully discussed in Note 5, the principal amount of the term loan was increased by $5 million. Approximately $3.5 million of the proceeds were used to fund the purchase of the Company’s stock under the modified Dutch auction tender offer completed during the second quarter, and to pay related fees and expenses. The balance of the additional term loan proceeds has been earmarked for potential capital projects in the construction materials segment. Scheduled debt repayments were made during the first nine months of both 2005 and 2004.

As expected, the Company paid off its revolving credit facility during the 2005 third quarter. During the first nine months of 2005, the highest amount of Company borrowings outstanding under the revolving credit agreement was $4,400,000 and the average amount outstanding was $1,061,000.

The Company believes that anticipated cash flow from operations, supplemented by seasonal borrowings against the revolving line of credit, (which was unused at October 1, 2005) will be sufficient to cover expected cash needs, including servicing debt and planned capital expenditures for at least the next twelve months.

Operations – Comparison of Quarter Ended October 1, 2005 to Quarter Ended October 2, 2004

Historically, the Company has experienced improved operating results during the third quarter as sales in the construction materials segment increase reflecting weather more conducive to construction activity. The 2005 operating results were consistent with this trend. A summary of operating information by segment for the quarters ended October 1, 2005 and October 2, 2004 is as follows (amounts in thousands):

	Quarter ended October 1, 2005	Quarter ended October 2, 2004
Revenues from external customers
Heating and air conditioning	$10,871	$9,070
Construction materials	25,458	21,744

Operating income (loss)
Heating and air conditioning	504	210
Construction materials	1,773	1,539

Assets
Heating and air conditioning	28,505	27,956
Construction materials	53,139	51,498

Operating income as a percent of sales
Heating and air conditioning	4.6%	2.3%
Construction materials	7.0	7.1

Return on assets
Heating and air conditioning	1.8%	.8%
Construction materials	3.3	3.0

The heating and air conditioning segment reported a $1,801,000 increase in sales for the third quarter of 2005 compared to the 2004 quarter, or 19.9%. Increased sales were reported for evaporative coolers and fan coils while furnaces reported a small decline due to warm weather during the current quarter, which is the early part of their season. The increases represent increased volumes for evaporative coolers and fan coils and price increases for all products reflecting the pass through of increased steel costs. The increase in evaporative coolers during the 2005 quarter is attributable to favorable weather conditions extending into August. Cost of sales as a percentage of sales decreased slightly from 78.9% for the third quarter of 2004 to 77.5% for the 2005 quarter. Within the segment the cost of sales percentage for the furnace line declined as 2005 pricing recovered the increased steel costs compared to the 2004 quarter in which prior year pricing did not anticipate rising steel costs which began during the second quarter of 2004. Although fan coil sales volume was higher, reflecting a slight improvement in overall demand, pricing in the fan coil line did not fully recover the higher steel prices due to competitive pressures and the still soft market. Pricing in the evaporative cooler line encountered similar competitive pressures on selling prices. Depreciation remained relatively constant between the third quarter of 2004 and the second quarter of 2005. Selling and administrative costs during the third quarter of 2005 increased as a result of costs incurred related to the replacement of the general manager at Williams Furnace Co. and the addition of personnel in the sales and engineering departments. The improved operating income was primarily the result of the higher margins in the furnace line. Both operating income as a percent of sales and the return on assets improved as a result of the improved furnace margin.

Sales in the construction materials segment during the third quarter of 2005 increased $3,714,000, or 17.1%, over the comparable 2004 quarter. Despite a cement shortage in the Colorado ready mix concrete market during the month of September, sales improved due to higher volumes of concrete sold and price increases in response to higher cement and fuel costs. Pricing in the Denver metropolitan market has improved. However, the increase in concrete prices were substantially equal to the higher cost of cement, aggregates and fuel. The Denver ready mix concrete market remains very competitive. Volumes improved largely as a result of increased construction activity along the Front Range of Colorado. The decline in sales at McKinney Door and Hardware during the second quarter of 2005 compared to the second quarter of 2004 was more than made up for during the third quarter of 2005. The sales of this company’s products can vary significantly from month-to-month reflecting the acceleration or deferral of delivery by McKinney’s customers due to construction schedules. McKinney’s sales order input has remained stable. Cost of sales in the construction materials segment as a percentage of sales increased slightly from 80.6% for the third quarter of 2004 to 81.9% for the 2005 third quarter reflecting the competitive market conditions which prevented sales price increases in excess of the material and fuel cost increases. Depreciation, depletion and amortization declined slightly reflecting the effect of reduced capital spending in recent years. Selling and administrative costs increased in response to the improved sales. The improved operating profit during the third quarter of 2005 compared to 2004 was due to the increased profit at McKinney Door and Hardware resulting from their higher sales. Operating income as price increases largely represented the pass through of increased costs. The return on assets improved slightly as the percentage increase in operating income was higher than the percentage increase in assets related to the construction materials segment.

Net interest expense was higher due to increased average levels of debt as well as an increase in the average interest rate for the 2005 third quarter compared to the third quarter of 2004.

The provision for income taxes for fiscal 2005 is projected to be 24% which includes the estimated impact of the American Jobs Creation Act of 2004. The effective tax rate for the quarter ended October 1, 2005 was 24% reflecting primarily the release of certain tax contingencies during the third quarter related to the closure of income tax audits.

Operations - Comparison of Nine Months Ended October 1, 2005 to Nine Months Ended October 2, 2004

A summary of operating information by segment for the nine month periods ended October 1, 2005 and October 2, 2004 is as follows (amounts in thousands):

	Nine Months ended October 1, 2005	Nine Months ended October 2, 2004
Revenues from external customers
Heating and air conditioning	$35,376	$33,182
Construction materials	68,811	59,282

Operating income
Heating and air conditioning	1,536	1,767
Construction materials	3,504	2,835

Assets
Heating and air conditioning	28,505	27,956
Construction materials	53,139	51,498

Operating income as a percent of sales
Heating and air conditioning	4.3%	5.3%
Construction materials	5.1	4.8

Return on assets
Heating and air conditioning	5.4%	6.3%
Construction materials	6.6	5.5

Consolidated sales during the first nine months of 2005 were $104,445,000 yielding operating profit of $2,516,000. In the first nine months of 2004, sales were $92,724,000 with operating income of $2,062,000.

The heating and air conditioning segment reported a $2,194,000 increase in sales, or 6.6%. The sales increase is largely due to the improved sales of the third quarter discussed above. For the first nine months of 2005, all product lines reported increased sales primarily due to price increases reflecting the pass through of increased steel costs. The fan coil product line reported an increase in volume; however the furnace product line reported a decrease in volume due to warm weather during the third quarter (the early part of their season), while cooler volumes were stable. For the nine month periods, cost of sales as a percentage of sales increased from 77.1% in 2004 to 77.5% for 2005 reflecting a lower level of cooler production and the increase in steel costs discussed above. Depreciation remained relatively constant between the first six months of 2005 compared to the comparable 2004 period. Selling and administrative costs increased during the first nine months of 2005 as a result of costs incurred related to the replacement of the general manager at Williams Furnace Co., including severance pay, and the addition of personnel in the sales and engineering departments. The decline in operating income was primarily the result of the narrower margins in the evaporative cooler and fan coil lines combined with the increased administrative costs discussed above. Operating income as a percent of sales and the return on assets were both lower as a result of these factors.

Sales in the construction materials segment during the first nine months of 2005 increased $9,529,000, or 16.1%. Sales improved due to the reasons noted above as well as milder weather in Colorado during the first quarter of 2005. Cost of sales as a percentage of sales for the first nine months of 2005 remained steady at 82.9%, the same as for the comparable 2004 period. Depreciation, depletion and amortization declined reflecting the effect of reduced capital spending in recent years as noted above. Selling and administrative costs increased as a result of the improved sales. The gain on disposition of property and equipment decreased due to the inclusion of a $180,000 gain on the sale of a west Pueblo property during the quarter ended July 3, 2004. The increase in operating income was primarily due to the improved volumes. Operating income as a percent of sales and the return on assets both improved as a result of these factors.

Net interest expense increased primarily due to an increase in the average interest rate for the first nine months of 2005 compared to the comparable period of 2004.

The effective tax rate for the nine months ended October 1, 2005 was 20% primarily due to the release of certain tax contingencies during the second and third quarters related to the closure of income tax audits.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of October 1, 2005 and January 1, 2005 and affect the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates.

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

OUTLOOK

The level of construction in the Denver market appears to have stabilized, however, concrete prices, though improved in 2005 compared to the first nine months of 2004, are depressed and expected to remain very competitive. The construction markets in Colorado Springs and Pueblo are relatively strong and stable. The shortage of cement availability during September has eased, however there has been a tight supply of cement nationwide in recent months that may again affect our operations. Additionally, increases in interest rates, particularly mortgage interest rates, could slow the level of construction in all markets.

The demand for fan coil products has shown some improvement this year from the rather depressed levels of the past three years. Sales of furnaces and evaporative coolers are not expected to grow significantly and will remain weather sensitive.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Company discusses recently issued accounting standards and tax law changes in the Critical Accounting Policies section under Item 7 and in Note 1 to Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year 2004. Other than as discussed in those sections, the Company does not currently have any transactions or circumstances that have been addressed by recently issued accounting pronouncements. Therefore, adoption of any of these statements or pronouncements would not have a material impact on the Company’s results of operations, financial position or liquidity. The Company has determined that it qualifies for certain deductions that the American Jobs Creation Act of 2004 provides for income from qualified domestic production activities. Although the effect of the deduction is not expected to have a material effect on the tax provision for 2005, a preliminary estimate of the deduction was included in the determination of the tax provision.

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

Item 3.                                       Quantitative And Qualitative Disclosures About Market Risk

There have been no material changes in the market risks that the Company is exposed to since those discussed in the Company’s fiscal 2004 Annual Report on Form 10-K. At October 1, 2005, the amount subject to the interest rate swap agreement was $4,500,000. See Note 7 of the Notes to Consolidated Financial Statements.

Item 4.                                       Controls and Procedures

(a)                          Disclosure Controls and Procedures.

The Company’s chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covering this report. Based on their evaluation, they have concluded that the Company’s disclosure controls and procedures as of such date are effective and are reasonably designed to ensure that all material information relating to the Company (including its subsidiaries) required to be disclosed in this quarterly report is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

PART II – OTHER INFORMATION

Item 2.                                                Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases made by the Company of its common stock to become treasury stock for the period July 3 through October 1, 2005.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of shares that May Yet Be Purchased Under the Plans or Programs
July 3 – July 30, 2005	623	$30.59	623	$1,418,303
July 31 – August 27, 2005	—	—	—	1,418,303
August 28 – October 1, 2005	—	—	—	1,418,303
Total	623	$30.59	623	$1,418,303

On January 19, 1999, the Company initiated purchases under the current open-ended program to repurchase its common stock. Purchases are made on the open market or in block trades at the discretion of management. The dollar amount authorized for the program has been periodically increased by the Board of Directors and approved by the Company’s two banks as required by the Company’s Revolving Credit and Term Loan Agreement. Effective May 29, 2003, the Board increased the permitted amount to a total not to exceed $2,750,000 for purchases on or after May 29, 2004, separate from purchases made in connection with the June 2005 tender offer and shares acquired as part of a cashless exercise of stock options.

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

CONTINENTAL MATERIALS CORPORATION

Date:	November 11, 2005	By:	/S/ Joseph J. Sum
Joseph J. Sum, Vice President
and Chief Financial Officer