Form 10-K
period 2005-12-31
CONTINENTAL MATERIALS CORP
filed 2006-06-30
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________  to  ______________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐   No ☒

The aggregate market value (based on July 2, 2005 closing price) of voting stock held by non-affiliates of registrant: Approximately $20,730,000.

Number of common shares outstanding at June 27, 2006: 1,605,461.

Incorporation by reference: Portions of registrant’s definitive proxy statement for the 2006 Annual Meeting of stockholders into Part III of this Form 10-K. The definitive proxy statement is expected to be filed with the Securities and Exchange Commission as soon as practicable and the date of the Annual Meeting will be publicly announced when established.

PART I

Item 1.             BUSINESS

Continental Materials Corporation is a Delaware corporation, incorporated in 1954. There have been no significant changes in the Company’s line of business during the past five years other than the acquisition of all of the stock of McKinney Door and Hardware, Inc. (MDHI), a refabricator and distributor of metal doors and related hardware in Pueblo, Colorado on April 1, 2002 for $2,125,000, net of cash received. Accordingly, results for 2002 and on include the activity of MDHI since April 1, 2002. The Door segment of the Construction Products group consists of the activities of MDHI.

The Company operates primarily within two industry groups, HVAC (Heating, Ventilation and Air Conditioning) and Construction Products. Prior to the 2005 fiscal year, the Company reported its financial results in two reportable segments, essentially along the lines of these two industry groups. The reportable segments were titled the Heating and Air Conditioning segment and the Construction Materials segment. Prior to filing the annual report on Form 10-K for the 2005 fiscal year, management determined that its accounting for segments did not comply with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131). As a result, the financial information presented for 2004 and 2003 in Note 11 to the Consolidated Financial Statements has been restated and Management’s Discussion and Analysis has been revised to reflect this restatement in segment reporting.

Prior to filing the annual report on Form 10-K for the 2005 fiscal year, management concluded that there are four reportable segments within its two principal industry groups; the Heating and Cooling segment and the Evaporative Cooling segment in the HVAC industry group and the Concrete, Aggregates and Construction Supplies segment and the Door segment in the Construction Products industry group.

The Heating and Cooling segment produces and sells gas-fired wall furnaces, console heaters and fan coils from the Company’s wholly-owned subsidiary, Williams Furnace Co. (WFC) of Colton, California. The Evaporative Cooling segment produces and sells evaporative coolers from the Company’s wholly-owned subsidiary, Phoenix Manufacturing, Inc. (PMI) of Phoenix, Arizona. Concrete, Aggregates and Construction Supplies are offered from numerous locations along the Front Range of Colorado operated by the Company’s wholly-owned subsidiaries Castle Concrete Company and Transit Mix Concrete Co., of Colorado Springs, Transit Mix of Pueblo, Inc. of Pueblo and Rocky Mountain Ready Mix Concrete, Inc. (RMRM) of Denver. Doors are fabricated and sold along with the related hardware from the Company’s wholly-owned subsidiary, MDHI of Pueblo, Colorado.

In addition to the above reporting segments, an “Unallocated Corporate” classification is used to report the unallocated expenses of the corporate office which provides treasury, insurance and tax services as well as strategic business planning and general management services and an “Other” classification is used to report a small real estate operation. Expenses related to the corporate information technology group are allocated to all locations, including the corporate office.

Financial information relating to industry segments appears in Note 11 on pages 33 and 34 of this Form 10-K. References to a “Note” are to the “Notes to Consolidated Financial Statements” included on pages 26 through 35 of this Annual Report on Form 10-K.

MARKETING

The HVAC products group markets its products throughout North America through plumbing, heating and air conditioning wholesale distributors as well as directly to major retail home-centers and other retail outlets. Some of the products are also sold to HVAC installing contractors and equipment manufacturers for commercial applications. The Company contracts independent manufacturers’ representatives for all of its products while also employing and utilizing a staff of sales and sales support personnel. Sales of furnaces and evaporative coolers are predominantly in the United States and are concentrated in the Western and Southwestern states. Sales of furnaces and console heaters usually increase in the months of August through January. Sales of evaporative coolers have historically been higher in the months of March through July. Sales of the fan coil product line are throughout the United States, Canada and the Caribbean and are more evenly distributed throughout the year although the highest volume typically occurs during the late spring and summer. In order to enhance sales of wall furnaces and evaporative coolers during the off season, extended payment terms are offered to some customers.

The Construction Products group markets its products primarily through its own direct sales personnel and, except for doors and related hardware, confines its sales to the Front Range area in Colorado. Sales are primarily made to general and sub-contractors, government entities and individuals. Sales are affected by the general economic conditions and weather conditions in the areas serviced (as it relates to construction). Revenues usually decline in the winter months as the pace of construction slows. Sales of doors and the related hardware are made throughout the United States although sales are primarily within Colorado and adjacent states.

During 2005, no customer accounted for 10% or more of the total sales of the Company.

CUSTOMER SERVICE AND SUPPORT

The HVAC group maintains parts departments and help lines to assist contractors, distributors and end users in servicing the products. The Company does not currently perform installation services, nor are maintenance or service contracts offered. In addition, training and product information sessions for the furnace, fan coil and evaporative cooler product lines are offered at our plants and other sites for distributors, contractors, engineers, utility company employees and other customers. The HVAC group does not derive any revenue from after-sales service and support other than from parts sales.

The personnel in the Concrete, Aggregates and Construction Supplies segment routinely take a leadership role in formulation of the products to meet the specifications of customers. The Company is not involved in setting forms or performing finishing work on any of its concrete products. Beginning in 2006, the Door segment will offer and install electronic access systems. The doors, frames and hardware are installed by independent contractors engaged by the general contractor or building owner.

BACKLOG

At December 31, 2005, the Heating and Cooling segment had a backlog of approximately $447,000 ($778,000 at January 1, 2005) primarily relating to orders that are expected to be filled during the first quarter of 2006. The decline is due to the timing of orders rather than indicative of a change in demand.

The Evaporative Cooling segment did not have a backlog at either December 31, 2005 or January 1, 2005 due to the seasonal nature of the product.

At December 31, 2005, the Concrete, Aggregates and Construction Supplies segment had a backlog of approximately $20,846,000 ($10,459,000 at January 1, 2005) primarily relating to construction contracts awarded and expected to be filled during 2006 including two large projects, a cement mill and a power plant. The increase is more due to the timing of orders rather than indicative of increased demand.

At December 31, 2005, the Door segment had a backlog of approximately $3,496,000 ($3,760,000 at January 1, 2005) primarily relating to orders that are expected to be filled during the first half of 2006. The decline is more due to the timing of the shipment of completed jobs and the receipt of orders than indicative of any change in demand.

Management does not believe that any of the above backlogs represent a trend but rather are indicative only of the timing of orders received or contracts awarded.

RESEARCH AND DEVELOPMENT/PATENTS

In general, the Company relies upon, and intends to continue to rely upon, unpatented proprietary technology and information. However, research and development activities in the HVAC group have resulted in a patent being issued to PMI related to the Power Cleaning System (expiring January 2014) used in evaporative coolers and a patent issued to WFC entitled “Wall Furnace With Side Vented Draft Hood” (expiring November 2011) for a process that increased the heat transference efficiency in our furnaces above that previously offered by the Company and its competitors. The amounts expended on research and development are not material and are expensed as incurred. The Company believes its interests in its patents, as well as its proprietary knowledge, are sufficient for its businesses as currently conducted.

MANUFACTURING

The Company conducts its manufacturing operations through a number of facilities as more completely described in Item 2, Properties, below.

Due to the seasonality of the businesses and to balance production throughout the year, furnaces and evaporative coolers are built during their off seasons in order to have adequate supplies to sell during the season. Although sales are made throughout the year, sales volume is generally higher from August through January for furnaces while sales volume of evaporative coolers is generally higher from March through July.

In general, the Company can obtain the raw materials required by our operations in all segments from various sources in the quantities desired. The Company’s Concrete, Aggregates and Construction Supplies segment has historically purchased most of its cement requirements from a single supplier in order to obtain favorable volume related pricing. During the late third and early fourth quarter of 2005, the Company did experience some cement shortage due to production problems at its principal supplier’s cement mill. While the situation has been corrected, the Company expects that there will be a tight supply of cement until a cement mill, presently under construction near Pueblo, Colorado is completed. The company building the cement mill expects the mill to be operational some time during 2007. The Company has no long-term supply contracts and does not consider itself to be dependent on any individual supplier. The Door segment has historically purchased the majority of its hardware primarily from a single supplier in order to obtain favorable volume related pricing, however, other suppliers are available.

The Company mines aggregates (rock, gravel and sand) from various owned and leased properties  in Colorado. Colorado mining permits require permit holders to perform reclamation work to stabilize the mined areas. These requirements are similar in nature to those included in the mining permits of our competitors. In recent years, reclamation costs have increased compared to prior years as the Company has engaged in enhanced reclamation projects that exceed the stated requirements. The enhanced reclamation efforts are being performed, in part, to establish community goodwill. The Company performs the majority of the reclamation work using existing production employees and equipment primarily at times when production is curtailed due to inclement weather or decreased demand for our products. Consequently, the reclamation work has a minimal impact on our capital expenditures.

COMPETITIVE CONDITIONS

Heating and Cooling — The Company is one of three principal companies producing wall furnaces (excluding units sold to the recreational vehicle industry) and gas fired console heaters. The wall furnace and console heater markets are only a small component of the heating industry. The Company serves these market areas from a plant in Colton, California. The sales force consists of in-house sales personnel and independent manufacturers’ representatives. The heating industry is dominated by a few manufacturers which are substantially larger than the Company. These manufacturers sell diversified lines of heating and air conditioning units directed primarily toward central heating and cooling systems. All of the producers, including the Company, compete primarily on a basis of price, service and timeliness of delivery.

Fan coils are also produced at the Colton plant. The Company generally obtains contracts for larger jobs based upon a competitive bidding process. The contracts are typically awarded based upon the competitive factors noted below. International Environmental Corp., a subsidiary of LSB Industries, Inc. is the largest manufacturer and competitor in this market. There are four other large competitors as well as a number of smaller companies that produce fan coils. All of the producers compete primarily on the basis of price, ability to meet customers’ specific design and performance requirements and timeliness of delivery.

Evaporative Cooling — The Company manufactures evaporative air coolers at a plant in Phoenix, Arizona. The cooler market is dominated by Adobe Air. The other principal competitor is Champion/Essick. All producers of evaporative air coolers typically compete aggressively on the basis of price, product features and product availability during the cooling season.

Concrete, Aggregates and Construction Supplies — The Company is one of five companies producing ready mix concrete in the Colorado Springs area, one of three companies producing ready mix concrete in the Pueblo area and one of eleven companies producing ready mix concrete in the Denver area. Although we are the largest producer in the Colorado Springs and Pueblo markets served, the other competitors in these areas compete on the basis of price, service and product features. In Denver, three of the producers are significantly larger than RMRM. This market is currently experiencing aggressive competition based on price and service.

The Company is one of eight producers of aggregates in the Colorado Springs and Pueblo marketing areas. All producers compete on the basis of price, quality of material and service.

The Company’s sales of rebar and other construction supplies in the Colorado Springs and Pueblo metropolitan areas are subject to intense competition from three larger companies from Denver, two large companies in Colorado Springs and a number of small local competitors. However, the Company believes it can compete effectively because many of our customers also purchase concrete and aggregates from us whereas our competitors for these particular product lines do not offer concrete or aggregates. In addition, the Company believes its Pueblo location has a slight competitive advantage with respect to the two Denver companies based upon delivery costs.

Door — The Company sells hollow metal doors, door frames and other hardware throughout the United States although sales are primarily in Colorado and adjacent states. There are numerous competitors which compete aggressively based on price and delivery times.

EMPLOYEES

The Company employed 665 people as of December 31, 2005. Employment varies throughout the year due to the seasonal nature of the businesses. A breakdown of the prior three years employment at year-end by segment was:

	2005	2004	2003
Heating and Cooling	166	149	187
Evaporative Cooling	119	128	140
Concrete, Aggregates and Construction Supplies	346	340	358
Door	21	20	19
Corporate Office	13	13	13
Total	665	650	717

The reduction in the Heating and Cooling segment during 2004 was due to the combination of a lower direct labor force as a result of reduced sales and a reduction in office staff. During 2005 some of these positions were refilled. The reduction in the Evaporative Cooling segment reflects the combination of a lower direct labor force as a result of reduced sales during 2004 and a reduction in office staff. The 2005 decrease reflects a further decrease in direct labor due to changes in production scheduling. The 2004 reduction in the Concrete, Aggregates and Construction Supplies segment similarly reflects a small reduction in direct labor and a small reduction in office personnel as some functions were centralized in the Colorado Springs office. The slight increase during 2005 was in response to increased sales.

The factory employees at the Colton, California plant are represented by the Carpenters Local 721 Union under a contract that expires in April 2008. The Company considers relations with its employees and with their union to be good. There are no unions at any of the Company’s other operations.

AVAILABLE INFORMATION

The Company electronically files various reports and other information with the Securities and Exchange Commission (SEC) including this annual report on Form 10-K, our reports on Form 10-Q and our current reports on Form 8-K. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding the Company. Access to this information is available free of charge at the SEC’s website at http://www.sec.gov. The Company does not maintain a corporate website, however, we will provide electronic or paper copies of our filings, free of charge, upon electronic request to InvRel@contmtl.com or written request to Mark S. Nichter, Secretary and Corporate Controller, Continental Materials Corporation, 200 South Wacker Drive, Suite 4000, Chicago, Illinois 60606.

Item 1A.         RISK FACTORS

An investment in our common stock involves risks and uncertainties. The factors set out below may have material adverse effects on our business, financial condition, results of operations and cash flows or on the value of our stock. There may be other risks which are not known to us.

Low trading volume in our common stock may adversely affect the ability to purchase or sell in a timely manner and may adversely affect the trading price of our common stock.

Our common stock is traded on the American Stock Exchange under the symbol “CUO.” In addition to the customary business factors affecting the price of a publicly traded company’s common stock, such as financial condition, results of operations and cash flows, the concentration of ownership of the Company is a factor that should be considered before deciding to purchase, sell or hold our stock. Approximately 84% of the Company’s common stock is owned by the Gidwitz family, other officers and directors of the Company, employees of the Company and by two institutional fund groups. On days that the American Stock Exchange is open, the stock is often not traded at all and the average daily trading volume for 2005 was less than 500 shares. The low volume traded on any given day could have an adverse effect on a shareholder’s ability to purchase or sell shares of the Company in a timely manner and/or adversely affect the trading price.

We depend heavily on construction sector activity levels which tend to be cyclical and which differ throughout the regions in which we operate.
Our results depend heavily on residential, commercial and infrastructure construction activity and spending levels. The construction industry in our markets tends to be cyclical. Construction activity and spending levels vary across our markets and are influenced by interest rates, inflation, consumer spending habits, demographic shifts, environmental laws and regulations, employment levels and the availability of funds for public infrastructure projects. Economic downturns may lead to recessions in the construction industry on a whole and, specifically, in our markets.

Adverse weather lessens demand for our products, which is seasonal.
Construction activity, and thus demand for our concrete, aggregates and construction supplies, decreases substantially during periods of cold weather, when it snows or when heavy or sustained rains fall. Consequently, demand for these products is significantly lower during the winter. Sales of concrete, aggregates and construction supplies are generally stronger during the second and third quarters of the year because weather conditions are normally more favorable during these periods. Sales of furnaces and console heaters usually increase in the months of August through January in response to colder weather in areas served. Sales of the fan coil product line are throughout the United States, Canada and the Caribbean and are more evenly distributed throughout the year although the highest volume typically occurs during the late spring and summer, particularly in Canada and in the Northern United States, where winter weather significantly reduces our first quarter sales. Evaporative coolers are marketed predominantly in geographic areas that experience hot and dry weather conditions. Sales are usually higher in the months of March through July. Sales of all of our products are, therefore, affected by adverse weather conditions in their market locations. Such adverse weather conditions can materially and adversely affect our results of operations and profitability if they occur with unusual intensity, during abnormal periods, or last longer than usual in our major markets.

Competition in our industry could adversely affect our results of operations.
Substantially all the markets we operate in are highly competitive. In all of our business segments, we compete with several other domestic suppliers some of which are substantially larger than us. Many factors affect the competitive environments we face in our markets. Among others, they include the number of competitors in the market, the pricing policies of those competitors, the financial strength of those competitors, the total production capacity serving the market, the barriers that potential competitors face to enter the market, the proximity of natural resources to the market, as well as economic conditions and product demand within the market. Such factors come together in each of our markets in varying ways, sometimes in ways that adversely impact demand for our products and our results of operations.

Increased energy and fuel costs may have a material adverse effect on our results.
Our operations consume significant amounts of energy. The price and availability of energy are subject to political, economic and market factors that are generally outside our control. In addition, delivery of required raw materials and distribution of our products are made by truck or rail (primarily required raw materials). Because of this, both the availability as well as the cost of energy and fuel have significantly affected, and may continue to affect, our financial condition, results of operations and liquidity.

Litigation could affect our profitability.
The nature of all of our business segments exposes us to various litigation matters including product liability claims, employment, health and safety matters, environmental matters, regulatory and administrative proceedings, governmental investigations, tort claims and contract disputes. We contest these matters vigorously and make insurance claims where appropriate. However, litigation is inherently costly and unpredictable, making it difficult to accurately estimate the outcome of existing or future litigation or the cost of our legal representation. Although we make accruals as we believe warranted, the amounts that we accrue could vary significantly from any amounts we ultimately pay due to the inherent uncertainties in the estimation process.

Governmental policies and laws, particularly those relating to protection of the environment, could significantly impact our operations.
As described more fully within “Manufacturing” in Item 1 Business, our operations require numerous governmental approvals and permits. Additionally, our HVAC products must meet various industry performance tests which are strictly monitored. These approvals, permits and testing standards often require us to make significant capital and maintenance expenditures to comply with the appropriate laws and regulations. Stricter laws and regulations including reclamation requirements, or stricter interpretation of existing laws or regulations, may impose new liabilities on us, require additional investment by us, such as for pollution control equipment, or impede our opening new or expanding existing plants or facilities. The Company also has, on occasion, been the target of public pressure to exceed the legal requirements for reclamation contained in its mining permits. Such incidents in the future may cause the Company to expend additional amounts for reclamation not currently foreseen.

Changes in the cost or availability of raw materials supplied by third parties may adversely affect our operating and financial performance.
We obtain certain raw materials from third parties who produce such materials as cement, aggregates (in the Denver market), fly ash and other additives as well as steel, motors, electronic components, copper tubing and other items. Should our existing suppliers cease operations, reduce or eliminate production of these products or experience work stoppages for whatever reason, our costs to procure these materials may increase significantly or we may be obliged to procure alternatives to replace these materials.

Providing healthcare and workers’ compensation benefits to our employees is a significant cost of operation. Continuing increases in such costs could negatively affect our earnings.
The costs of providing healthcare and workers’ compensation benefits to our employees have increased substantially over the past several years. We have instituted measures to control these costs, however many factors affecting these costs are not in our control. Should these costs continue to rise, this could have an adverse effect on our consolidated results of operations, cash flows or financial condition.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired.
In designing and evaluating our internal controls, management recognizes that internal controls, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal controls are met. Our internal controls have been designed to meet, and management believes that they meet, reasonable assurance standards. Additionally, in designing internal controls, our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible internal controls. The design of any internal controls are based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any control will succeed in achieving its stated goals under all potential future conditions. We annually assess the effectiveness of our internal controls. During this process, we may identify material weaknesses or significant deficiencies in our internal controls, or areas for further attention or improvement. Any failure to maintain that adequacy or our ability to produce accurate financial statements (including the proper application of our critical accounting policies) on a timely basis could increase our operating costs and materially impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are subject to material weaknesses or significant deficiencies, or are otherwise inadequate, or that we are unable to produce accurate financial statements may adversely affect our stock price.

We may be adversely affected by disruptions in our information technology systems.
Our operations are dependent upon our information technology systems, which encompass all of our major business functions. We rely upon such information technology systems to manage and replenish inventory, fill and ship customer orders on a timely basis, bill customers and coordinate our sales activities across our products and services. A substantial disruption in our information technology systems for any prolonged time period could result in delays in receiving inventory and supplies or filling customer orders and adversely affect our customer service and relationships.

A substantial amount of the Company’s common stock is controlled by a small number of investors and could delay or prevent a change of control.
Approximately 84% of the Company’s common stock is owned by the Gidwitz family, other officers and directors of the Company, employees of the Company and two institutional fund groups. As such, these stockholders will exercise substantial control over our future direction and operation and such concentration of control may have the effect of discouraging, delaying or preventing a change in control and may also have an adverse effect on the market price of our common stock.

Item 2.              PROPERTIES

The Heating and Cooling segment operates out of an owned facility in Colton, California. This facility is, in the opinion of management, in good condition and sufficient for the Company’s current needs. Production capacity exists at the Colton plant such that the Company could exceed the highest volumes achieved in prior years or expected in the foreseeable future and maintain timely delivery.

The Evaporative Cooling segment operates out of a leased facility in Phoenix, Arizona. This facility is also, in the opinion of management, in good condition and sufficient for the Company’s current needs. Production capacity exists at the Phoenix plant such that the Company could exceed the highest volumes achieved in prior years or expected in the foreseeable future and maintain timely delivery.

The Concrete, Aggregates and Construction Supplies segment serves the Colorado ready-mix concrete market from ten owned batch plants. In addition, the Company currently operates aggregate processing facilities on three owned and four leased mining properties. These properties presently provide the aggregate requirements of our Colorado Springs and Pueblo ready mix concrete business as well as selling product to independent customers. The Denver area batch plants currently purchase their aggregate needs from sources located closer to that market. In general, the leased mining properties are on long-term leases with payment based upon the number of tons mined. The lease of an aggregates property in Pueblo, Colorado also requires minimum annual royalty payments. See Note 7 on page 31 for the schedule of future minimum payments. Constuction supplies are sold from owned facilities adjacent to the main batch plants in Colorado Springs and Pueblo. All of the Concrete, Aggregate and Construction Supplies segment’s facilities are located along the Front Range in Colorado and, in the opinion of management, are in good condition and sufficient for the Company’s current needs. The Company also leases or owns other aggregate deposits along the Front Range that are not currently in production. In the opinion of management, the owned and leased properties contain permitted and minable reserves sufficient to service customers’ and our own sand, rock and gravel requirements for the foreseeable future.

The Door segment operates out of a leased facility in Pueblo, Colorado. The facility is, in the opinion of management, in good condition and sufficient for the Company’s current needs.

The corporate office operates out of leased office space in Chicago, Illinois.

Product volumes at all of the facilities of the Company are subject to seasonal fluctuations, but in the opinion of management, the facilities are generally well utilized.

Item 3.              LEGAL PROCEEDINGS

The Company is involved in litigation matters related to its continuing business, principally product liability matters related to the gas-fired heating products in the Heating and Cooling segment. In the Company’s opinion, none of these proceedings, when concluded, will have a material adverse effect on the Company’s consolidated results of operations or financial condition as the Company has established adequate reserves for known occurrences. See Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 11 through 20 and Note 4 on page 30 of this Annual Report on Form 10-K.

Item 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2005.

PART II

Item 5.               MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS           AND ISSUER PURCHASES OF EQUITY SECURITIES

Continental Materials Corporation shares are traded on the American Stock Exchange under the symbol CUO. Market sales prices for the fiscal quarters of the past two years are:

		High	Low
2005	Fourth Quarter	$30.95	$29.10
	Third Quarter	31.25	29.95
	Second Quarter	31.49	29.67
	First Quarter	30.60	27.29

2004	Fourth Quarter	$28.70	$26.40
	Third Quarter	29.25	27.80
	Second Quarter	29.40	28.35
	First Quarter	29.40	27.40

At May 31, 2006, the Company had approximately 300 shareholders of record (including non-objecting beneficial owners).

The Company has never paid, nor does it currently intend to declare, any dividends. The Company’s policy of reinvesting earnings from operations is reviewed periodically by the Board of Directors.

The following table presents information with respect to purchases made by the Company of its common stock to become treasury stock for the period October 2, 2005 through December 31, 2005:

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of shares that May Yet Be Purchased Under the Plans or Programs
October 2 — October 29, 2005	—	$—	—	$1,418,303
October 30 — November 26, 2005	—	—	—	1,418,303
November 27 — December 31, 2005	—	—	—	1,418,303
Total	—	$—	—	$1,418,303

On January 19, 1999, the Company initiated purchases under the current open-ended program to repurchase its common stock. Purchases are made on the open market or in block trades at the discretion of management. The dollar amount authorized for the program has been periodically increased by the Board of Directors and approved by the Company’s two banks as required by the Company’s Revolving Credit and Term Loan Agreement. Effective May 29, 2004, the Board increased the permitted amount to a total not to exceed $2,750,000 for purchases on or after May 29, 2004, separate from purchases made in connection with the June 2005 tender offer and shares acquired as part of a cashless exercise of stock options. There were no shares purchased during the period presented above.

With the exercise of all then remaining outstanding options during 2005, the Company’s Stock Option Plan (the Plan) was terminated. Reinstatement of the Plan requires the consent of the Company’s stockholders.

Item 6.       SELECTED FINANCIAL DATA (See note below chart)
(Amounts in thousands, except per share amounts)

	2005	2004	2003	2002	2001
Summary of Operations
Sales	$138,999	$126,940	$120,165	$128,301	$130,211

Net income	$2,758	$2,373	$2,349	$3,275	$6,438

Per Share Data
Basic earnings per share	$1.72	$1.41	$1.34	$1.83	$3.55
Weighted average shares outstanding	1,602	1,681	1,754	1,794	1,812

Diluted earnings per share	$1.69	$1.38	$1.31	$1.79	$3.49
Weighted average shares outstanding	1,632	1,725	1,791	1,830	1,845

Cash dividends declared per common share	$0	$0	$0	$0	$0

Financial Condition
Current ratio	2.4:1	2.1:1	2.5:1	2.3:1	2.2:1

Total assets	$87,060	$85,883	$81,826	$82,634	$86,063

Long-term debt, including current portion	12,000	9,000	10,970	13,520	17,140

Shareholders’ equity	51,307	51,448	50,857	49,989	47,722

Long-term debt to shareholders’ equity ratio	.23:1	.17:1	.22:1	.27:1	.36:1

Book value per diluted share	$31.96	$31.09	$29.52	$28.01	$26.40
(Book value is shareholders’ equity adjusted for exercise of options using end of year stock price and shares outstanding)

Tangible book value per diluted share	$26.91	$26.15	$24.65	$23.19	$22.13
(Same as above calculation except Book value reduced by unamortized Goodwill and Non-compete covenants of $8,102, $8,327, $8,552, $8,777, and $7,840 for 2005, 2004, 2003, 2002 and 2001, respectively)

Cash Flows
Net cash provided by (used in):
Operating activities	$7,741	$5,519	$7,778	$9,753	$13,219
Investing activities	(3,159)	(3,350)	(2,535)	(9,547)	(19,215)
Financing activities	(581)	(3,950)	(4,170)	(4,249)	7,359
Net increase (decrease) in cash and cash equivalents	$4,001	$(1,781)	$1,073	$(4,043)	$1,363

Note: Above figures include the activity of MDHI since April 1, 2002, the date it was acquired.

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULT S OF OPERATIONS

(References to a “Note” are to the Notes to Consolidated Financial Statements contained elsewhere in this report)

COMPANY OVERVIEW

As discussed in Item 1, Business, the Company operates primarily in two industry groups, HVAC and Construction Products. Prior to the 2005 fiscal year, the Company reported its financial results in two reportable segments, essentially along the lines of these two industry groups. The reportable segments were titled the Heating and Air Conditioning segment and the Construction Materials segment. Prior to filing the annual report on Form 10-K for the 2005 fiscal year, management determined that its accounting for segments did not comply with SFAS No. 131. As a result, the financial information presented for 2004 and 2003 in Note 11 to the Consolidated Financial Statements has been restated and Management’s Discussion and Analysis has been revised to reflect this restatement in segment reporting. The Company also continues to report “Unallocated Corporate” and “Other” amounts.

Prior to filing the annual report on Form 10-K for the 2005 fiscal year, management concluded that there are four reportable segments within its two principal industry groups; the Heating and Cooling segment and the Evaporative Cooling segment in the HVAC industry group and the Concrete, Aggregates and Construction Supplies segment and the Door segment in the Construction Products industry group.

The Heating and Cooling segment produces and sells gas-fired wall furnaces, console heaters and fan coils from the Company’s wholly-owned subsidiary, Williams Furnace Co. (WFC) of Colton, California. The Evaporative Cooling segment produces and sells evaporative coolers from the Company’s wholly-owned subsidiary, Phoenix Manufacturing, Inc. (PMI) of Phoenix, Arizona. The operations of these two segments were previously combined and reported as the Heating and Air Conditioning segment. Sales of these two segments are nationwide, but are concentrated in the southwestern United States. Concrete, Aggregates and Construction Supplies are offered from numerous locations along the Front Range of Colorado operated by the Company’s wholly-owned subsidiaries Castle Concrete Company and Transit Mix Concrete Co., of Colorado Springs, Transit Mix of Pueblo, Inc. of Pueblo and Rocky Mountain Ready Mix Concrete, Inc. of Denver. Doors are fabricated and sold along with the related hardware from the Company’s wholly-owned subsidiary, McKinney Door and Hardware, Inc. of Pueblo, Colorado. The operations of these two segments were previously combined and reported as the Construction Materials segment. Sales of these two segments are highly concentrated in the Front Range area in Colorado although door sales are also made throughout the United States.

In addition to the above reporting segments, an “Unallocated Corporate” classification is used to report the unallocated expenses of the corporate office which provides treasury, insurance and tax services as well as strategic business planning and general management services and an “Other” classification is used to report a small real estate operation. Expenses related to the corporate information technology group are allocated to all locations, including the corporate office.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Sales of the Company’s HVAC products are seasonal and weather sensitive except for fan coils. Revenues in the Company’s Concrete, Aggregates and Construction Supplies segment are influenced by the level of construction activity and weather conditions along the Front Range of Colorado. Sales for the Door segment are not as strongly seasonal nor are they much affected by weather conditions. Historically, the Company has experienced operating losses during the first quarter except when the weather is mild along the Front Range. Operating results typically improve in the second and third quarters reflecting more favorable weather conditions in Colorado and the seasonal sales of Evaporative Cooling segment. Fourth quarter results can vary based on weather conditions in Colorado as well as in the principal markets for the Company’s heating equipment. The Company typically experiences operating cash flow deficits during the first half of the year reflecting operating results, the use of sales dating programs (extended payment terms) related to the Evaporative Cooling segment and payments of the prior year’s accrued incentive bonuses and Company profit-sharing contributions. As a result, the Company’s borrowings against its revolving credit facility tend to peak during the second quarter and then decline over the remainder of the year. This trend has continued in 2005.

Cash and cash equivalents were $6,829,000 at the end of 2005 compared to $2,828,000 at the prior year-end. Operations in 2005 provided $7,741,000 of cash compared to $5,519,000 in 2004 and $7,778,000 generated in 2003. The increase in net cash generated by operating activities in 2005 compared to 2004 was due to changes in net working capital. The decrease in net cash generated by operating activities in 2004 compared to 2003 was largely due to a lower level of earnings before non-cash expenses. Net working capital increased by $1,467,000 in 2004  compared to an increase of $595,000 in 2003.

Net cash used in investing activities was $3,159,000 in 2005, $3,350,000 in 2004 and $2,535,000 in 2003. Capital expenditures for 2005, 2004 and 2003 were $3,776,000, $4,267,000 and $2,880,000, respectively. Current year expenditures were predominantly in the Concrete, Aggregates and Construction Supplies segment and included the completion of a batch plant in Pueblo and a fines recovery system for the Colorado Springs sand operation.

Expenditures during 2005 also included the capitalization of subsidized leasehold improvements in the new office space leased for the Corporate office. The capital expenditures in 2004 included a new batch plant in Pueblo West and a truck tracking system. The capital expenditures in 2003 included the construction of a maintenance facility in Pueblo and completion of the Brighton batch plant begun in 2002. Proceeds from the sale of property and equipment were $617,000, $917,000 and $345,000 during 2005, 2004 and 2003, respectively. The sales of an excess parcel of land adjacent to one of the Colorado Springs batch plants and the site of the closed Pueblo West plant accounted for $383,000 of the 2005 cash proceeds. In addition, during 2005 the Company received a note for $788,000 related to one of the property sales. Sales of two parcels of real estate generated $695,000 of the 2004 proceeds.

Budgeted capital expenditures for 2006 are approximately $5,928,000, which is approximately $523,000 more than planned depreciation, depletion and amortization. The expenditures are primarily for routine replacement and upgrades. The Company expects that the 2006 expenditures will be funded from existing cash balances and operating cash flow.

During 2005, cash of $581,000 was used in financing activities. The principal amount of the term loan was increased by $5,000,000 during 2005. See additional discussion of the term loan under Revolving Credit and Term Loan Agreement, below. Approximately $3,629,000 of the proceeds were used to fund the purchase of the Company’s stock under the modified Dutch auction tender offer completed during the second quarter, and to pay related fees and expenses. Under the Company’s ongoing share repurchase program, an additional $348,000 was used to acquire shares during 2005. A total of 115,353 shares were acquired during 2005. Scheduled long-term debt payments of $2,000,000 were made during the year. During 2005, the remaining outstanding options were exercised for 73,400 shares (70,400 shares net of 3,000 shares tendered as payment of option price) which generated proceeds of $396,000 for the Company and resulted in a $608,000 tax benefit (the tax benefit is classified as an operating activity in the Consolidated Statement of Cash Flows). During 2004, cash of $3,950,000 was used in financing activities. Scheduled long-term debt payments of $1,970,000 were made during the year including the final $220,000 due on capital lease obligations. Under the Company’s ongoing share repurchase program, cash of $1,980,000 was used to acquire 69,949 shares during 2004. During 2003, cash of $4,170,000 was used in financing activities. Scheduled long-term debt payments of $2,550,000 were made during the year including $300,000 against capital lease obligations. Cash of $1,620,000 was used to acquire 63,135 shares of treasury stock.

Revolving Credit and Term Loan Agreement

The Company signed a Revolving Credit and Term Loan Agreement (Credit Agreement) with LaSalle Bank National Association and Fifth Third Bank in September 2003. On June 28, 2005, the Company entered into the Third Amendment to the Credit Agreement. The Third Amendment increased the initial principal amount of the term loan to $13,500,000, an increase of $5,000,000 over the then current balance. The proceeds of the term loan facility were primarily used to fund the purchase of the Company’s stock under the modified Dutch auction tender offer and to pay related fees and expenses. The revolving credit portion of the Credit Agreement remained at $10,000,000. The Third Amendment also reset the amount authorized for the repurchase of the Company’s own stock to $1,438,000, separate from purchases made in connection with the tender offer. Both credit facilities are unsecured.

The Credit Agreement provides that, at the Company’s option, the term loan and revolving credit facility will bear interest at prime or a performance-based LIBOR rate. Based on the terms of the Third Amendment, the increase in the term loan and the Company’s performance for the twelve months ended December 31, 2005, the performance based rates would be LIBOR plus 1.50% for the term loan and LIBOR plus 1.25% for borrowings under the revolving credit facility. Such rate is subject to adjustment depending upon the Company’s performance. Payment of accrued interest is due and payable quarterly by the Company. Payments of principal under the term loan are payable on a quarterly basis, ending on March 31, 2011.

At December 31, 2005, $12,000,000 was outstanding on the term loan. There were no borrowings against the revolving credit facility leaving $6,665,000 available after reserving $3,335,000 for the outstanding stand-by letters of credit. The revolving credit facility is available at the discretion of management. It is primarily used for funding the seasonal sales programs related to the furnace and evaporative cooler product lines. As noted, the line is also used to secure stand-by letters of credit to insurance carriers in support of self-insured amounts under the Company’s risk management program. During the 2005 fiscal year, the highest amount of Company borrowings outstanding under the revolving credit agreement, not including the amount securing stand-by letters of credit, was $4,400,000 and the average amount outstanding was $797,000.

Subsequent to the 2005 year-end, the Company entered into a Fourth Amendment to the Credit Agreement. This Fourth Amendment, signed June 8, 2006, increases the principal amount of the term loan portion of the Credit Agreement by $5,000,000. The additional proceeds may be drawn in whole or in part on or before July 31, 2006 for business expansion. As of the date of the filing of this report on Form 10-K, the Company had not drawn any of the additional $5,000,000 and the amount outstanding on the term loan was $11,500,000. The revolving credit facility was also increased from $10,000,000 to $15,000,000 under the terms of the Fourth Amendment primarily due to increased stand-by letters of credit requirements to insurance carriers in support of self-insured amounts under the Company’s risk management program and to provide additional liquidity. The Company has not drawn any of this additional amount as of the date of the filing of this report on Form 10-K. All other material terms of the Credit Agreement remain in force, except to the extent they have been modified by the Fourth Amendment as described in this paragraph. See Note 12 on page 35 of this Form 10-K.

Effective December 17, 2001, the Company entered into an interest rate swap agreement (Swap Agreement) in order to minimize the adverse impact of the floating interest rate characteristic of most of the Company’s term loan borrowings. The Company’s current effective interest rate on the portion of the outstanding term loan covered by the Swap Agreement is 5.88%. The Company concluded that it was appropriate to take advantage of the interest rate environment and fix the interest rate at a relatively low level for a five-year period. At December 31, 2005, the amount subject to this Swap Agreement is $4,500,000 which amount decreases by $1,500,000 each September and March, terminating on December 18, 2006.

The Company believes that its existing cash balance and anticipated cash flow from operations, supplemented by seasonal borrowings against the revolving line of credit, will be sufficient to cover expected cash needs, including servicing debt and planned capital expenditures for the next twelve months.

Insurance Policies

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

Obligations and Commitments

The following tables represent our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments as of December 31, 2005.

Payments Due by Period as of December 31, 2005 (amounts in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt including interest (See Note 3)	$14,086	$2,674	$5,364	$5,414	$634
Operating leases (See Note 7)	9,839	1,703	3,125	2,081	2,930
Minimum royalty agreement (See Note 7)	20,473	386	773	773	18,541
Total contractual obligations	$44,398	$4,763	$9,262	$8,268	$22,105

Interest on long-term debt is computed using the interest rate in effect at December 31, 2005 and gives effect to the Swap Agreement. The interest amounts do not include estimated interest payments due under our revolving credit facility because future borrowings under this facility are unknown at this time.

Amounts of Commitment Expiration per Period as of December 31, 2005 (amounts in thousands):

Other Commercial Commitments	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Standby letters of credit	$3,335	$3,335	$—	$—	$—

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that would be likely to have a material current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

RESULTS OF OPERATIONS

Consolidated sales were $138,999,000 in 2005, $126,940,000 in 2004 and $120,165,000 in 2003. The increase in 2005 over the 2004 sales was realized primarily by the Concrete, Aggregates and Construction Supplies segment although the Door and Evaporative Cooling segments also reported gains. The increased sales in the Concrete, Aggregates and Construction Supplies segment was the result of both volume increases due to construction activity along the Front Range of Colorado as well as price increases in response to higher cement and fuel costs. The sales volume declined modestly in the Heating and Cooling segment where warmer than usual weather in California throughout most of the year depressed sales. Although all of the segments experienced a high level of price competition during 2005, some price improvements were introduced in response to higher costs. The increase in sales for 2004 compared to 2003 was also primarily realized by the Concrete, Aggregates and Construction Supplies segment although the Heating and Cooling and the Door segments also reported gains. The higher sales in the Concrete, Aggregates and Construction Supplies segment was primarily due to higher volume driven by increased construction activity along the Front Range in Colorado. Concrete prices also improved in response to increased cement and fuel costs except in the Denver market which remained highly competitive. The Company experienced a high level of price competition in all of its product lines during 2004, especially in the Denver ready mix concrete market. During 2004, steel and fuel prices dramatically outpaced the general rate of inflation. The Company was able to recover a portion of the cost increases through higher selling prices.

Cost of sales (exclusive of depreciation, depletion and amortization) increased as a percentage of sales from 81.4% for 2004 to 82.1% for 2005. The increase in percentage was due to competitive market conditions which prevented sales price increases from fully recovering the material and fuel cost increases. An increase in workers’ compensation claims also added to the costs during 2005. Cost of sales (exclusive of depreciation, depletion and amortization) increased as a percentage of sales from 78.0% for 2003 to 81.4% for 2004. The increase in percentage is due to the above noted increases in steel and fuel as well as higher cement costs. An increase in workers’ compensation claims and the write-off of $196,000 of remaining inventories associated with a product manufactured at our Phoenix plant also increased costs. The rate of increase in health care costs, noted as a problem during 2003, subsided in 2004.

Depreciation, depletion and amortization declined from 2003 to 2004 and again from 2004 to 2005 reflecting the effect of reduced capital spending in recent years.

Selling and administrative costs increased during 2005 as compared to 2004 primarily due to the increased sales volume. As a percentage of sales, these costs declined modestly as compared to 2004. The administrative costs at the corporate office increased largely due to compensation. Selling and administrative costs within the segments varied and are discussed below. Selling and administrative expenses decreased in 2004 as compared to 2003 despite the increase in sales. The decrease occurred as a result of a reduction in office staff and reduced legal expenses. Commissions related to the evaporative cooler sales declined reflecting the decrease in sales of coolers.

The gain on disposition of property and equipment increased during 2005 primarily due to a gain of $721,000 on the sales of property in Colorado Springs and Pueblo during 2005 compared to the $489,000 gain generated by sales of two parcels of real estate in Colorado during 2004. There were no similar large gains during 2003.

Operating income increased from $3,505,000 for 2004 to $4,052,000 for 2005 primarily as a result of the increased sales volume, the decrease in depreciation expense and the increased gain on the sale of property and equipment. These positive factors were partially offset by higher material and fuel costs. The decline in operating income from $3,840,000 for 2003 to $3,505,000 for 2004 was primarily due to the increased raw material costs and lower evaporative cooler sales partially offset by the increased sales in the Concrete, Aggregates and Construction Supplies segment, lower overall depreciation expense and the gain on sale of property in the Concrete, Aggregates and Construction Supplies segment.

Net interest expense increased during 2005 as compared to 2004 due to the increase in the amount outstanding under the term loan during 2005 and higher average interest rates during the year. Net interest expense declined during 2004 as compared to 2003 due to the lower debt balance as well as lower average interest rates during the year.

Other income declined in 2004 from 2003 as a result of $176,000 of gain realized during 2003 on the settlement of property tax bills related to the Oracle Ridge Mining Partners property.

The Company’s effective income tax rates reflect federal and state statutory rates adjusted for non-deductible and other tax items. The effective rates for 2005 (22.5%) and 2004 (24.0%) were reduced by 8.1% and 4.2%, respectively, for adjustments made to the accrual for tax contingencies as a result of the closure of tax years subject to audits by taxing authorities. The 2004 rate was also reduced by 5.5% for state tax credits. The Company’s effective rate for 2003 (31.9%) was higher by 2.2% due to an increase in the accrual for tax contingencies. The Company reviews its tax positions on a quarterly basis and accrues amounts for potential tax contingencies. Based on these reviews and the closure of tax years subject to tax audit, reserves are adjusted as necessary. Reserves for these tax matters are included in income taxes payable on the consolidated balance sheets. See Note 9.

As discussed above, the Company operates primarily in two industry groups both of which are somewhat seasonal, weather sensitive and subject to cyclical factors. The following addresses various aspects of operating performance focusing on the reportable segments within each of the two industry groups.

Construction Products
The table below presents a summary of operating information for the two reportable segments within the Construction Products group for the fiscal years 2005, 2004 and 2003 (amounts in thousands).

	Concrete, Aggregates and Construction Supplies	Doors
2005
Revenues from external customers	$82,644	$8,727
Segment operating income	3,805	777
Operating income as a percent of sales	4.6%	8.9%
Segment assets	$47,180	$2,914
Return on assets	8.1%	26.7%

2004
Revenues from external customers	$73,311	$7,087
Segment operating income	2,331	486
Operating income as a percent of sales	3.2%	6.9%
Segment assets	$50,778	$2,964
Return on assets	4.6%	16.4%

2003
Revenues from external customers	$64,907	$6,586
Segment operating income	1,121	581
Operating income as a percent of sales	1.7%	8.8%
Segment assets	$46,588	$2,475
Return on assets	2.4%	23.5%

Concrete, Aggregates and Construction Supplies Segment

Sales in the Concrete, Aggregates and Construction Supplies segment improved to $82,644,000 in 2005, an increase of $9,333,000, or 12.7% over the 2004 amount of $73,311,000. Concrete volume increased in Colorado Springs and Denver while Pueblo saw a small decline. Volumes improved primarily as a result of increased construction activity along the Front Range of Colorado. Pricing improved at all locations largely in response to the higher cost of cement and fuel. The Denver operations also experienced an increase in their cost of aggregates. Although prices in the Denver ready mix concrete market rose for the first time in three years, conditions remain very competitive. The market-wide cement shortage during the months of September and October 2005 has eased but management estimates that it resulted in lost concrete volume of 3% to 4% for the year. We have since been able to obtain sufficient quantities of cement to accommodate our demand; however, the cement suppliers that currently service the Front Range have little excess manufacturing capacity. Aggregates sales improved as demand for concrete rose. Sales of construction supplies mirrored the increases experienced by the other products. Concrete, Aggregates and Construction Supplies segment sales for 2004 were $73,311,000, 12.9% above the 2003 amount of $64,907,000. Concrete volumes grew in all locations as construction activity along the Front Range in Colorado improved modestly. Prices improved in the Colorado Springs and Pueblo markets in response to increased cement and fuel costs. Price competition in the Denver market remained high resulting in lower ready mix concrete prices despite higher cement and fuel costs. Sales of aggregates declined slightly due to a small decline in sales to third parties. Sales of construction supplies were strong and exceeded the 2003 level by over 25% as a result of increased sales prices which passed through higher steel costs and increased volume which was the result of strategically timed purchases at a time of a tight industry supply of rebar.

Operating income is highly sensitive to sales volume in the Concrete, Aggregates and Construction Supplies segment. This segment has also historically required a sizable investment in capital assets resulting in a large portion of its costs being relatively fixed in nature. Operating income as a percent of sales, therefore, generally increases and decreases at a higher rate but in tandem with sales changes.

Operating income was $3,805,000 during 2005 and increased at a greater rate than sales as compared to the 2004 results of $2,331,000. Cost of sales as a percentage of sales, however, increased from 84.7% during 2004 to 85.4% for 2005. The increased percentage was the result of a highly competitive market. A higher level of workers’ compensation claims also increased costs at our Colorado Springs operations during 2005. The effect of the increased cost of sales dampened the effect of increased sales on operating profit. There were several other factors that increased operating income during 2005. Selling and administrative costs increased at a lesser rate than the improved sales primarily due to office staff reductions in Denver. Depreciation, depletion and amortization declined reflecting the effect of reduced capital spending in recent years. Finally, the 2005 gain on disposition of property and equipment increased from the 2004 level primarily due to the transactions noted above in the discussion of consolidated results. Operating income as a percent of sales improved as a result of these factors.

The improvement in 2004’s operating income of $2,331,000 as a percent of sales as compared to the 2003 results reflects the above noted sensitivity to sales volume as well as the gain of $489,000 from the sale of two parcels of real estate in Colorado. The improvement, however, was partially offset by an increase in the cost of sales, as a percent of sales, from 83.4% in 2003 to 84.7% in 2004. This increase was due primarily to the intense competition in the Denver market where sales prices continued to decline despite the increase in costs. Over the three fiscal years in the period ended January 1, 2005, the ready mix concrete prices in the Denver market have declined despite the aforementioned increases in fuel, cement and other costs. This situation was further exacerbated by an increase in workers’ compensation claims. The construction supplies operations were affected by the rise in steel costs; however, the above noted strategically timed steel purchases during 2004 largely offset the higher prices.

The return on assets in 2005 was enhanced by the $2,890,000 decrease in assets that related to this segment’s portion of the receivable for insured losses. This asset, which we are required to record by Financial Accounting Standards Board (FASB) Interpretation 39, “Offsetting of Amounts Related to Certain Contracts,” is offset by an equal liability for unpaid claims covered by insurance. A change in this asset between years distorts the return on assets percentage. The percentage return on assets improved in 2004 compared to 2003 primarily for the reasons set forth for the increase in operating income, although the improvement was dampened by the $3,307,000 increase in assets that related to this segment’s portion of the receivable for insured losses discussed in the comparison of 2005 to 2004 above.

Door Segment

Sales in the Door segment were $8,727,000, an increase of $1,640,000, or 23.1 % over the 2004 amount of $7,087,000. The increase was the result of a slightly stronger market and, to some extent, higher sales prices resulting from increased costs. The 2004 sales figure was $501,000, or 7.6% above the 2003 amount of $6,586,000. The increase in 2004 was primarily due to higher sales prices although they did not fully recover increased steel costs.

Operating income was $777,000 during 2005 compared to $486,000 for 2004. The improvement was the result of the increased sales. Operating income for 2004 declined from 2003’s $581,000 despite increased sales as a result of our inability raise sales prices to fully recapture steel price increases.

The increase in operating income during 2005 is reflected in the improved operating income as a percent of sales as compared to the 2004 amounts. The decline in operating income as a percent of sales for 2004 as compared to 2003, despite the increase in sales, is due to the increased cost of sales in 2004 resulting from the increase in steel prices. The return on assets for the three years reflects the changes in operating income as discussed above, however, the return for 2004 is further negatively impacted by the increase in segment assets. This increase is primarily in accounts receivable which is the result of increased sales late in the year. The increased sales during 2005 were achieved more ratably over the year resulting in little change in the year-end receivables and total segment assets compared to 2004.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products group for the fiscal years 2005, 2004 and 2003 (amounts in thousands).

	Heating and Cooling	Evaporative Cooling
2005
Revenues from external customers	$26,736	$20,545
Segment operating income (loss)	2,777	(177)
Operating income (loss) as a percent of sales	10.4%	(.9)%
Segment assets	$16,986	$12,544
Return on assets	16.3%	(1.4)%

2004
Revenues from external customers	$27,598	$18,598
Segment operating income	3,170	266
Operating income as a percent of sales	11.5%	1.4%
Segment assets	$15,927	$13,081
Return on assets	19.9%	2.0%

2003
Revenues from external customers	$26,046	$22,296
Segment operating income	3,621	1,391
Operating income as a percent of sales	13.9%	6.2%
Segment assets	$15,240	$12,589
Return on assets	23.8%	11.0%

Heating and Cooling Segment

Sales in the Heating and Cooling segment declined to $26,736,000, a decrease of $862,000 or 3.1% from the 2004 amount of $27,598,000. A decline in furnace sales was partially offset by an increase in fan coil sales. The decline in furnace sales was largely due to the loss of business to a large national home center account in one geographic location and warmer than usual weather in California throughout most of the year. Fan coil sales improved in a still weak market as the result of more competitive pricing. Sales for 2004 of $27,598,000 were $1,552,000, or 6.0%, above the 2003 amount of $26,046,000. Fan coil sales improved in a still weak market due to pricing decisions. Furnace sales were approximately the same as the prior year.

Operating income declined from $3,170,000 for 2004 to $2,777,000 for 2005 partially due to the decrease in sales. Cost of sales, as a percent of sales, decreased from 74.5% to 72.0%. Margins improved as current year selling prices were adjusted to recover most of the increase in steel costs incurred during 2004; however this recovery was partially offset by pricing decisions made from time to time in response to competition. Selling and administrative expenses increased during 2005 as a result of costs related to the replacement of the general manager at Williams Furnace Co., including severance pay, and the addition of personnel in the sales and engineering departments.

The decline in operating income from $3,621,000 for 2003 to $3,170,000 for 2004 is primarily due to increased raw material costs. Cost of sales, as a percent of sales, increased from 67.5% to 74.5%. The increased percentage was primarily due to increased steel costs during the year as noted above and an increase in workers’ compensation claims. The increase in steel costs began during the second quarter of 2004. Selling prices are generally established prior to the heating season which resulted in the increase in steel costs being absorbed by the Company until the 2004/2005 selling prices became effective and partially recovered the increased costs. Selling and administrative expenses decreased in 2004 as compared to 2003. The decrease was the result of a reduction in office staff and reduced legal expenses.

Operating income as a percent of sales and the return on assets were both lower in 2005 compared to 2004 as a result of the lower operating income. The factors that resulted in the reduced operating income are discussed above. The decline in the return on assets was slightly higher as an increase in receivables and inventories raised the year-end assets level at the same time that operating income declined. The increase in both items is primarily a function of timing. The change in the receivable for insured losses had an immaterial affect on the return on assets calculation for the Heating and Cooling segment when comparing 2005 to 2004.

The decline in operating income as a percentage of sales for 2004 as compared to 2003 was due to the above noted reasons for the decline in the operating income for 2004. The decline in the return on assets was also due to these reasons in conjunction with an increase in the segment’s assets at the 2004 year end. As with the Concrete, Aggregates and Construction Supplies segment, part of the increase in assets for 2004 was an increase of $448,000 over the 2003 amount related to the Heating and Cooling segment’s portion of the receivable for insured losses. Similar to the Concrete, Aggregates and Construction Supplies segment, this asset is offset by an equal liability for unpaid claims covered by insurance.

Evaporative Cooling Segment

Sales in the Evaporative Cooling segment improved to $20,545,000, an increase of $1,947,000 or 10.5% over the 2004 amount of $18,598,000. Sales of evaporative coolers increased as a result of the partial recapture of the window unit business at a large national home center account and favorable weather that extended into August. Sales for 2004 were $18,598,000, $3,698,000 or 16.6% below the 2003 amount of $22,296,000. The decline was primarily due to losing the window unit business at a large national home center account.

Operating results declined from $266,000 for 2004 to a loss of  $177,000 for 2005 despite the increase in sales. Cost of sales, as a percent of sales, increased from 80.1% to 85.4%. The increased percentage was due to pricing decisions made in response to pricing introduced by our largest competitor. Higher workers’ compensation claims and lower production volume also contributed to the higher cost ratio.

The decline in operating income from $1,391,000 for 2003 to $266,000 for 2004 is primarily due to the increased raw material costs and lower evaporative cooler sales. Cost of sales, as a percent of sales, increased from 76.0% to 80.1%. The increased percentage was primarily due to increased steel costs during the year as noted above and the $196,000 write-off of the remaining inventories associated with a product manufactured at our Phoenix plant. The increase in steel costs began during the second quarter of 2004.

Operating results as a percent of sales and the return on assets for 2005 are not meaningful due to the operating loss incurred during the year. The factors that resulted in the loss are discussed above. The decline in operating income as a percentage of sales for 2004 as compared to 2003 was due to the above noted reasons for the decline in the operating income for 2004. The decline in the return on assets was slightly larger as the effect of the lower operating income was exacerbated by an increase in the segment’s assets, primarily inventory as a result of the lower sales volume, at the 2004 year end.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, issued by the Securities and Exchange Commission, requires all registrants, including the Company, to include a discussion of “critical” accounting policies or methods used in the preparation of financial statements. We believe the following are our critical accounting policies and methods.

Inventories

Inventories are priced at the lower of cost (78% at December 31, 2005 at last-in, first-out, with the remainder at first-in, first-out) or market. Inventories are reviewed periodically for excess or obsolete stock with a provision recorded, where appropriate.

Intangibles

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized as a charge to earnings. The Company annually assesses goodwill for potential impairment as of the last day of its fiscal year. In addition, to the extent that events occur, either involving the relevant Company subsidiaries or in their industries, the Company revisits its assessment of the recorded goodwill to determine if impairment has occurred and should be immediately recognized. This assessment requires us to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates, and growth rates. No impairment was indicated in the current year. If the assessment had indicated that the carrying value of goodwill was impaired, an impairment charge would have been recorded for the amount by which the carrying value of the goodwill exceeded its fair value. Management believes that the assumptions and estimates used to determine the estimated fair values are reasonable; however, changes in the aforementioned assumptions and estimates, as well as the effects of unknown future events or circumstances could materially affect the estimated fair value.

Liabilities

The Company purchases insurance coverage for workers’ compensation, general product and automobile liability, retaining certain levels of risk (self-insured portion). Provision for workers’ compensation claims is estimated with the assistance of an independent expert who applies actuarial methodology to information provided by the Company’s independent claims administrator. Provision for automobile claims is estimated based upon information provided by the Company’s independent claims administrator and the Company’s own experience. With regard to product liability, provisions for both claims and unasserted claims that would be covered under the self-insured portion of the policies are recorded in accordance with the requirements of SFAS No. 5, “Accounting for Contingencies,” and are reviewed at least annually for revisions in estimates.

The Company records a reserve for future reclamation work to be performed at its various aggregate operations based upon estimates of the recoverable quantities of rock and sand available in each location combined with an estimate of the total expense that will be incurred to reclaim a property. Provision is made based upon the units-of-production method. Actual reclamation costs are charged against the reserve. The adequacy of the recorded reserve is assessed annually. The assessment may be done more frequently if events or circumstances arise that may indicate a change in estimated costs, recoverable material or the period of mining activity. The Company periodically engages an independent professional to assist in reevaluating the estimates of both the quantities of recoverable material and the cost of reclamation. In a similar manner, depletion of rock and sand deposits and amortization of deferred development costs are computed by the units-of-production method based upon estimated recoverable quantities of rock and sand.

Sales

The Company recognizes revenue as products are shipped to customers. Sales are recorded net of estimates of applicable provisions for discounts, volume incentives, returns and allowances based upon current program terms and historical experience. At the time of revenue recognition, the Company also provides an estimate of potential bad debt and warranty expense as well as an amount anticipated to be granted to customers under cooperative advertising programs based upon current program terms and historical experience.

Recently Issued Accounting Standards and Tax Law Changes

The Financial Accounting Standards Board (FASB) has recently issued the following statements and interpretations:

In November 2004, Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4,” was issued which amends the guidance in Accounting Research Bulletin

(“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current -period charges regardless of whether they meet the criteria of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 1, 2005. The Company does not expect the adoption of SFAS 151 to have a material impact on its consolidated results of operations, cash flows or financial condition.

In December 2004, SFAS No. 123R, “Share-Based Payment” was issued and replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires using a fair-value based model for the measurement of all employee share-based payments, including grants of employee stock options. Deferred compensation calculated under the fair value method would then be amortized into income over the respective vesting period of the stock option. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. There are no stock options or other share based payments outstanding as of December 31, 2005 therefore the adoption of SFAS 123R will not have an impact on the Company’s consolidated results of operations, cash flows or financial condition.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 and requires retrospective application to prior period financial statements of voluntary changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. The consolidated results of operations, cash flows or financial condition will only be impacted by SFAS 154 if the Company implements a voluntary change in accounting principle or identifies and corrects accounting errors in future periods.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The adoption of FIN 47 did not have a material effect on our consolidated results of operations, cash flows or financial condition.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions,” as part of its short-term international convergence project with the International Accounting Standards Board. Under SFAS 153, nonmonetary exchanges are required to be accounted for at fair value, recognizing any gains or losses, if their fair value is determinable within reasonable limits and the transaction has commercial substance. SFAS 153 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS 153 to have a material impact on the Company’s consolidated results of operations, cash flows or financial condition.

In March 2005, the Emerging Issues Task Force reached a consensus on Issue 04-6, “Accounting for Stripping Costs in the Mining Industry” (EITF 04-6) which is effective on January 1, 2006. EITF 04-6 states that stripping costs incurred after the first saleable minerals are extracted from the mine (i.e. post-production stripping costs) should be considered costs of the extracted minerals and recognized as a component of inventory to be recognized in costs of sales in the same period as the revenue from the sale of the inventory. The Company does not expect the adoption of EITF 04-6 to have a material impact on the Company’s consolidated results of operations, cash flows or financial condition as the Company currently treats post-production stripping costs in the manner proscribed by EITF 04-6.

Tax Law Changes include:

The American Jobs Creation Act of 2004 (the “Act”) was signed by the President on October 22, 2004. The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. The Company does not expect the phase-out of the ETI to have a material impact on the Company’s consolidated results of operations, cash flows or financial condition. Following the guidance in FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, “ the deduction has been treated as a “special deduction” as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction is reported in the period in which the deduction is claimed on the Company’s tax return. The deduction for 2005 did not have a material impact on the tax provision, however, the effect in the future may be significant depending upon the level of future income from qualified domestic production activities.

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements are based on the beliefs of the Company’s management as well as on assumptions made by and information available to the Company at the time such statements were made. When used in this Report, words such as “anticipates,” “believes,” “contemplates,” “estimates,”  “expects,” “plans,” “projects” and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of factors including but not limited to: weather, interest rates, availability of raw materials and their related costs, economic conditions and competitive forces in the regions where the Company does business, and the ability of the Company to obtain credit on commercially reasonable terms. Changes in accounting pronouncements could also alter projected results. Forward-looking statements speak only as of the date they were made and we undertake no obligation to publicly update them.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks related to commodity prices and interest rates. To manage interest rate risk, the Company has, from time to time, entered into interest rate swaps as cash flow hedges. These swaps are authorized by the Company’s policies and procedures. The Company does not use swaps or hedging instruments for trading purposes, and is not a party to any transaction involving leveraged derivatives. Effective December 17, 2001, the Company entered into an interest rate swap agreement (Swap Agreement) in order to minimize the adverse impact of the floating interest rate characteristic of most of the Company’s term loan borrowings. The Company’s current effective interest rate on the portion of the term loan covered by the Swap Agreement is 5.88%. Such effective rate is subject to adjustment depending upon the Company’s performance. Cash payments or receipts associated with this agreement are reflected in interest expense. The fixed rate under the Swap Agreement has exceeded the floating rate on the term loan during each of the years. The effect on operations was to reduce net income by $31,000, $162,000 and $257,000 for 2005, 2004 and 2003, respectively. The fair value of the Swap Agreement is recorded on the balance sheet with subsequent changes recorded as a separate component of accumulated other comprehensive income in shareholders’ equity. At December 31, 2005, the amount subject to this Swap Agreement is $4,500,000 which amount decreases by $1,500,000 each September and March, terminating on December 18, 2006. The pre-tax fair value of the Swap Agreement is $13,000 at February 28, 2006. Although the Company will benefit from the Swap Agreement as interest rates increase, the effect is not expected to be material during the remaining term of the SWAP Agreement. See paragraph below and above discussion under Financial Condition, Liquidity and Capital Resources. See Note 3.

Interest Rates

The Company utilizes revolving credit and term-loan facilities that bear interest at either prime or an adjusted LIBOR rate. The amount outstanding under these facilities aggregated $12,000,000 at December 31, 2005. The Company is not a party to any capital lease agreements as of December 31, 2005. See Note 3.

Commodities

The Company purchases commodities, such as steel, copper, aluminum, cement, fuel and cardboard for packaging, at market prices and does not currently use financial instruments to hedge commodity prices.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PAGE
Financial Statements and Schedule of Continental Materials Corporation and report thereon:

Consolidated statements of operations and comprehensive income for fiscal years 2005, 2004 and 2003	22

Consolidated statements of cash flows for fiscal years ended 2005, 2004 and 2003	23

Consolidated balance sheets as of December 31, 2005 and January 1, 2005	24

Consolidated statements of shareholders’ equity for fiscal years ended 2005, 2004 and 2003	25

Notes to consolidated financial statements	26-35

Reports of Independent Registered Public Accounting Firms	35-36

Continental Materials Corporation
Consolidated Statements of Operations and Comprehensive Income
For Fiscal Years 2005, 2004 and 2003
(Amounts in thousands, except per share data)

	2005	2004	2003
Sales	$138,999	$126,940	$120,165
Costs and expenses
Cost of sales (exclusive of depreciation, depletion and amortization)	114,065	103,320	93,713
Depreciation, depletion and amortization	4,729	5,027	6,062
Selling and administrative	17,095	15,699	16,783
Gain on disposition of property and equipment	942	611	233
Operating income	4,052	3,505	3,840
Interest expense	(565)	(516)	(670)
Other income, net	71	134	279
Income before income taxes	3,558	3,123	3,449
Income tax provision	800	750	1,100
Net income	$2,758	$2,373	$2,349

Basic earnings per share	$1.72	$1.41	$1.34
Weighted average shares outstanding	1,602	1,681	1,754
Diluted earnings per share	$1.69	$1.38	$1.31
Weighted average shares outstanding	1,632	1,725	1,791

Comprehensive income:
Net income	$2,758	$2,373	$2,349
Comprehensive income from interest rate
swap, net of tax of $44, $83, and
$90, respectively	73	198	139
Total comprehensive income	$2,831	$2,571	$2,488

The accompanying notes are an integral part of the financial statements.

Continental Materials Corporation Consolidated Statements of Cash Flows
For Fiscal Years 2005, 2004 and 2003
(Amounts in thousands)

	2005	2004	2003
Operating activities
Net income	$2,758	$2,373	$2,349
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	4,729	5,027	6,062
Deferred income tax provision	(179)	89	83
Provision for doubtful accounts	94	108	112
Gain on disposition of property and equipment	(942)	(611)	(233)
Tax benefit from exercise of stock options	608	—	—
Changes in operating assets and liabilities
Receivables	671	(1,472)	(425)
Inventories	(846)	(428)	(1,589)
Prepaid expenses	(287)	(28)	(176)
Prepaid royalties	(115)	(239)	3
Accounts payable and accrued expenses	1,509	735	146
Income taxes	(425)	88	1,132
Other	166	(123)	314
Net cash provided by operating activities	7,741	5,519	7,778

Investing activities
Capital expenditures	(3,776)	(4,267)	(2,880)
Cash proceeds from sale of property and equipment	617	917	345
Net cash used in investing activities	(3,159)	(3,350)	(2,535)

Financing activities
Long-term borrowings	5,000	—	—
Repayment of long-term debt	(2,000)	(1,970)	(2,550)
Proceeds from exercise of stock options	396	—	—
Payments to acquire treasury stock	(3,977)	(1,980)	(1,620)
Net cash used in financing activities	(581)	(3,950)	(4,170)
Net increase (decrease) in cash
and cash equivalents	4,001	(1,781)	1,073

Cash and cash equivalents
Beginning of year	2,828	4,609	3,536
End of year	$6,829	$2,828	$4,609

Supplemental disclosures of cash flow items
Cash paid (received) during the year
Interest	$806	$585	$799
Income taxes	795	608	(137)
Supplemental disclosures of noncash investing and
financing activities
Note received as consideration for sale of property	$788	—	—
Value of shares tendered as payment related to exercise of stock options	93	—	—

The accompanying notes are an integral part of the financial statements.

Continental Materials Corporation
Consolidated Balance Sheets As of December 31, 2005 and January 1, 2005
(Amounts in thousands except share data)

	December 31, 2005	January 1, 2005
Assets
Current assets
Cash and cash equivalents	$6,829	2,828
Receivables less allowance of $310 and $325	17,678	18,418
Receivable for insured losses	1,718	4,466
Inventories	17,455	16,609
Prepaid expenses	1,555	1,268
Deferred income taxes	2,355	2,291
Total current assets	47,590	45,880

Property, plant and equipment
Land and improvements	2,348	2,776
Buildings and improvements	19,125	19,087
Machinery and equipment	72,529	70,048
Mining properties	5,501	5,250
Less accumulated depreciation and depletion	(70,659)	(67,128)
	28,844	30,033
Other assets
Goodwill	7,374	7,374
Non-compete agreements	728	953
Prepaid royalties	1,255	1,140
Long-term note receivable	762	—
Other	507	503
	$87,060	$85,883
Liabilities
Current liabilities
Current portion of long-term debt	$2,000	$2,000
Accounts payable	4,401	4,575
Income taxes	342	767
Accrued expenses
Compensation	3,039	2,638
Reserve for self-insured losses	4,033	2,988
Liability for unpaid claims covered by insurance	1,718	4,466
Profit sharing	1,758	1,942
Reclamation	508	384
Other	2,009	1,712
Total current liabilities	19,808	21,472

Long-term debt	10,000	7,000
Deferred income taxes	3,681	3,796
Accrued reclamation	827	1,171
Other long-term liabilities	1,437	996
Commitments and contingencies (Notes 4 and 7)

Shareholders’ Equity
Common shares, $.25 par value; authorized
3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,830	1,982
Retained earnings	65,331	62,573
Accumulated other comprehensive income (losses)	6	(67)
Treasury shares, at cost	(16,503)	(13,683)
	51,307	51,448
	$87,060	$85,883

The accompanying notes are an integral part of the financial statements.

Continental Materials Corporation
Consolidated Statements of Shareholders’ Equity
For Fiscal Years 2005, 2004 and 2003
(Amounts in thousands except share data)

		Common	Capital		Accum. other		Treasury
	Common	shares	in excess	Retained	comprehensive	Treasury	shares
	shares	amount	of par	earnings	income (loss)	shares	cost
Balance at December 28, 2002	2,574,264	$643	$1,982	$57,851	$(404)	790,766	$10,083
Purchase of treasury shares	—	—	—	—	—	63,135	1,620
Net income	—	—	—	2,349	—	—	—
Comprehensive income from interest
rate swap, net of tax of $90	—	—	—	—	139	—	—
Balance at January 3, 2004	2,574,264	$643	$1,982	$60,200	$(265)	853,901	$11,703
Purchase of treasury shares	—	—	—	—	—	69,949	1,980
Net income	—	—	—	2,373	—	—	—
Comprehensive income from interest rate swap, net of tax of $83	—	—	—	—	198	—	—
Balance at January 1, 2005	2,574,264	$643	$1,982	$62,573	$(67)	923,850	$13,683
Purchase of treasury shares	—	—	—	—	—	115,353	3,977
Common shares issued under the Stock Option Plan (from Treasury)	—	—	(760)	—	—	(70,400)	(1,157
Tax benefit from exercise of options	—	—	608	—	—	—	—
Net income	—	—	—	2,758	—	—	—
Comprehensive income from interest rate swap, net of tax of $44	—	—	—	—	73	—	—
Balance at December 31, 2005	2,574,264	$643	$1,830	$65,331	$6	968,803	$16,503

The accompanying notes are an integral part of the financial statements.

Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include Continental Materials Corporation and all of its subsidiaries (the Company). Intercompany transactions and balances have been eliminated.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AND TAX LAW CHANGES
The Financial Accounting Standards Board (FASB) has recently issued the following statements and interpretations:

In November 2004, Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4,” was issued which amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current -period charges regardless of whether they meet the criteria of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 1, 2005. The Company does not expect the adoption of SFAS 151 to have a material impact on its consolidated results of operations, cash flows or financial condition.

In December 2004, SFAS No. 123R, “Share-Based Payment” was issued and replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires using a fair-value based model for the measurement of all employee share-based payments, including grants of employee stock options. Deferred compensation calculated under the fair value method would then be amortized into income over the respective vesting period of the stock option. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. There are no stock options outstanding as of December 31, 2005 therefore the adoption of SFAS 123R will not have an impact on the Company’s consolidated results of operations, cash flows or financial condition.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 and requires retrospective application to prior period financial statements of voluntary changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. The consolidated results of operations, cash flows or financial condition will only be impacted by SFAS 154 if the Company implements a voluntary change in accounting principle or identifies and corrects accounting errors in future periods.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The adoption of FIN 47 did not have a material effect on our consolidated results of operations, cash flows or financial condition.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions,” as part of its short-term international convergence project with the International Accounting Standards Board. Under SFAS 153, nonmonetary exchanges are required to be accounted for at fair value, recognizing any gains or losses, if their fair value is determinable within reasonable limits and the transaction has commercial substance. SFAS 153 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS 153 to have a material impact on the Company’s consolidated results of operations, cash flows or financial condition.

In March 2005, the Emerging Issues Task Force reached a consensus on Issue 04-6, “Accounting for Stripping Costs in the Mining Industry” (EITF 04-6) which is effective on January 1, 2006. EITF 04-6 states that stripping costs incurred after the first saleable minerals are extracted from the mine (i.e. post-production stripping costs) should be considered costs of the extracted minerals and recognized as a component of inventory to be recognized in costs of sales in the same period as the revenue from the sale of the inventory. The Company does not expect the adoption of EITF 04-6 to have a material impact on the Company’s consolidated results of operations, cash flows or financial condition as the Company currently treats post-production stripping costs in the manner proscribed by EITF 04-6.

Tax Law Changes include:
The American Jobs Creation Act of 2004 (the “Act”) was signed by the President on October 22, 2004. The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. The Company does not expect the phase-out of the ETI to have a material impact on the Company’s consolidated results of operations, cash flows or financial condition. Following the guidance in FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, “ the deduction has been treated as a “special deduction” as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction is reported in the period in which the deduction is claimed on the Company’s tax return. The deduction for 2005 did not have a material impact on the tax provision.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2005 and January 1, 2005 and the reported amounts of revenues and expenses during each of the three years in the period ended December 31, 2005. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

INVENTORIES
Inventories are valued at the lower of cost or market and are reviewed periodically for excess or obsolete stock with a provision recorded, where appropriate. Cost for inventory in the HVAC products group (see Note 11) is determined using the last-in, first-out (LIFO) method. These inventories represent approximately 78% of total inventories at December 31, 2005 (76% at January 1, 2005). The cost of all other inventory is determined by the first-in, first-out (FIFO) method.

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

OTHER ASSETS
Goodwill, of which $6,474,000 relates to the Concrete, Aggregates and Construction Supply segment and $900,000 relates to the Door segment, is not amortized but rather assessed annually for impairment. To the extent that events occur, either involving the relevant Company subsidiaries or in their industries, the Company revisits its assessment of the recorded goodwill to determine if impairment has occurred and should be immediately recognized. No impairment was recognized in either 2005 or 2004.

Identifiable intangible assets consist of the following (amounts in thousands):

	December 31, 2005		January 1, 2005
	Gross		Gross
	carrying	Accumulated	carrying	Accumulated
	amount	amortization	amount	amortization
Amortized intangible assets:
Pueblo non-compete	$500	$459	$500	$409
RMRM non-compete	1,250	625	1,250	500
MDHI non-compete	250	188	250	138
	$2,000	$1,272	$2,000	$1,047

The above intangible assets are non-compete agreements that were signed at the time the Company acquired the Pueblo operations (October 21, 1996) and all of the stock of RMRM (December 31, 2000) and MDHI (April 1, 2002). Amortization of the agreements is computed on a straight-line basis over their agreement periods of 5 years for MDHI and 10 years for Pueblo and RMRM. Amortization expense for these intangible non-compete agreements was $225,000, $225,000 and $225,000 for 2005, 2004 and 2003, respectively. The estimated amortization expense for the five subsequent fiscal years is as follows: 2006 — $216,000; 2007 — $137,000; 2008 — $125,000; 2009 — $125,000 and 2010 — $125,000.

The Company is party to an aggregates lease in conjunction with the Pueblo Colorado operations of the Concrete, Aggregates and Construction Supplies segment which requires royalty payments based upon tons mined. The lease calls for the annual royalty to be paid on a minimum tonnage. Prepaid royalties relate to payments made for tons not yet mined.

RETIREMENT PLANS
The Company and certain subsidiaries have various contributory profit sharing retirement plans for specific employees. The plans allow qualified employees to make tax deferred contributions pursuant to Internal Revenue Code Section 401(k). Beginning in August 2005, the Company matched employee contributions up to 3%. In addition, the Company makes annual contributions, at its discretion, based primarily on profitability. Costs under the plans are charged to operations as incurred.

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

RECLAMATION
In connection with permits to mine properties in Colorado, the Company is obligated to reclaim the mined areas whether the property is owned or leased. The Company records a reserve for future reclamation work to be performed at its various aggregate operations based upon estimates of the recoverable quantities of rock and sand available in each location combined with an estimate of the total expense that will be incurred to reclaim a property. Provision is made based upon the units-of-production method. Reclamation costs are charged to operations as the properties are mined. Actual reclamation costs are charged against the reserve. The adequacy of the recorded reserve is assessed quarterly. The assessment may be done more frequently if events or circumstances arise that may indicate a change in estimated costs, recoverable material or period of mining activity. The Company periodically engages an independent professional to assist in reevaluating the estimates of both the quantities of recoverable material and the cost of reclamation. Most of the reclamation on any mining property is generally performed soon after each section of the deposit is mined. The Company’s reserve for reclamation activities was $1,335,000 at December 31, 2005 and $1,555,000 at January 1, 2005.

REVENUE RECOGNITION
The Company recognizes revenue as products are shipped to customers. Sales are recorded net of applicable provisions for discounts, volume incentives, returns and allowances. At the time of revenue recognition, the Company also provides an estimate of potential bad debt and warranty expense as well as an amount anticipated to be granted to customers under cooperative advertising programs based upon current program terms and historical experience. In accordance with the Emerging Issues Task Force Issue 00-10, “Accounting for Shipping and Handling Revenues and Costs,” revenues received for shipping and handling are included in sales while the costs associated with shipping and handling are reported as cost of sales.

The Company is responsible for warranty related to the manufacture of its HVAC products. The Company does not perform installation services, nor are maintenance or service contracts offered. Changes in the aggregated product warranty liability for the fiscal years 2005 and 2004 were as follows (amounts in thousands):

	2005	2004
Beginning balance	$106	$155
Warranty related expenditures	(366)	(357)
Warranty expense accrued	366	308
Ending balance	$106	$106

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

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses based upon the aging of accounts receivable and historical experience and such losses have been within management’s expectations. See Note 11 for a description of the Company’s customer base.

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

FISCAL YEAR END
The Company’s fiscal year end is the Saturday nearest December 31. Fiscal 2005 and 2004 consist of 52 weeks and 2003 consists of 53 weeks.

2. INVENTORIES
Inventories consisted of the following (amounts in thousands):

	December 31, 2005	January 1, 2005
Finished goods	$7,650	$7,343
Work in process	1,907	1,684
Raw materials and supplies	7,898	7,582
	$17,455	$16,609

If inventories valued on the LIFO basis were valued at current costs, inventories would be higher as follows: 2005 — $4,306,000 and 2004 — $4,050,000.

Reductions in inventory quantities during 2005 at one location resulted in liquidation of LIFO inventory layers carried at costs that were lower than the costs of current purchases. The effect was not material.

3. LONG-TERM DEBT
Long-term debt consisted of the following (amounts in thousands):

	December 31, 2005	January 1, 2005
Unsecured term loan	$12,000	$9,000
Less current portion	2,000	2,000
Total long-term debt	$10,000	$7,000

The Company has an unsecured Revolving Credit and Term Loan Agreement (Credit Agreement), dated September 5, 2003, with LaSalle Bank National Association and Fifth Third Bank. On June 28, 2005, the Company entered into the Third Amendment (Amendment) to the Credit Agreement, as amended as of May 29, 2004 and April 14, 2005. The Amendment increased the principal amount of the term loan portion of the Credit Agreement by $5,000,000. With the increase in the term loan amount, at the time of signing, the total loan commitment was $23,500,000. The proceeds of the Amendment were primarily used to fund the purchase of the Company’s stock under the modified Dutch auction tender offer and to pay related fees and expenses. The remaining funds were used to fund capital expenditures.

The Credit Agreement provides that, at the Company’s option, the term loan and revolving credit facility will bear interest at prime or a performance-based LIBOR rate. Based on the terms of the Amendment, the increase in the term loan and the Company’s performance for the twelve months ended December 31, 2005, the performance based rates are LIBOR plus 1.50% for the term loan and LIBOR plus 1.25% for borrowings under the revolving credit facility. The Credit Agreement also requires the Company to maintain certain levels of consolidated tangible net worth, to attain certain levels of cash flow (as defined) on a rolling four-quarter basis, and to maintain certain ratios including consolidated debt to cash flow (as defined). The Company is in compliance with all debt covenants as of December 31, 2005. The Company failed to provide audited financial statements to the two banks within 120 days after its fiscal year-end as required by the Credit Agreement. However, this default was waived by the two banks. Additional borrowings, acquisition of stock of other companies, purchase of treasury shares and payment of cash dividends are either limited or require prior approval by the lenders. Payment of accrued interest is due and paid quarterly by the Company. Principal payments under the term loan are due quarterly through March 31, 2011.

The Company is exposed to market risks related to commodity prices and interest rates. To manage interest rate risk, the Company has, from time to time, entered into interest rate swaps as cash flow hedges. These swaps are authorized by the Company’s policies and procedures. The Company does not use swaps or hedging instruments for trading purposes, and is not a party to any transaction involving leveraged derivatives. Effective December 17, 2001, the Company entered into an interest rate swap agreement (Swap Agreement) in order to minimize the adverse impact of the floating interest rate characteristic of most of the Company’s term loan borrowings. The Company’s current effective interest rate on the portion of the term loan covered by the Swap Agreement is 5.88%. Such rate is subject to adjustment depending upon the Company’s performance. Cash payments or receipts associated with this agreement are reflected in interest expense. The fixed rate under the Swap Agreement has exceeded the floating rate on the term loan during each of the years. The effect on operations was to reduce net income by $31,000, $162,000 and $257,000 for 2005, 2004 and 2003, respectively. The fair value of the Swap Agreement is recorded on the balance sheet with subsequent changes recorded as a separate component of accumulated other comprehensive income in shareholders’ equity. At December 31, 2005, the amount subject to this Swap Agreement is $4,500,000 which amount decreases by $1,500,000 each September and March, terminating on December 18, 2006.

Aggregate long-term debt matures as follows (amounts in thousands):

2006	$2,000
2007	2,000
2008	2,375
2009	2,500
2010	2,500
2011	625
$12,000

Under the Credit Agreement, the Company had an unsecured revolving line of credit of $10,000,000 during 2005 and 2004. The line, which expires in July 2006, is used for short-term cash needs and standby letters of credit. At December 31, 2005, the Company had outstanding stand-by letters of credit to insurance carriers totaling approximately $3,335,000 that collateralize the self-insured amounts under the Company’s risk management program. The weighted average interest rate for all debt was 5.5% for fiscal 2005 and 5.1% for fiscal 2004. There was no balance outstanding against the line as of either December 31, 2005 or January 1, 2005. Subsequent to year-end, the Company entered into a Fourth Amendment to the Credit Agreement. See Note 12.

4. COMMITMENTS AND CONTINGENCIES
The Company is involved in litigation matters related to its continuing business, principally product liability matters related to the gas-fired heating products in the Heating and Cooling segment. In the Company’s opinion, none of these proceedings, when concluded, will have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial condition as the Company has established adequate reserves for known occurrences.

5. SHAREHOLDERS’ EQUITY
During 2005, the remaining options granted under the Company’s Stock Option Plan (the “Plan”) for 73,400 shares of common stock (70,400 shares net of 3,000 shares tendered as payment of option price) were exercised. No options were exercised during 2004 or 2003. With the exercise of all then remaining outstanding options during 2005, the Plan was terminated. Reinstatement of the Plan requires the consent of the Company’s stockholders.

Four hundred thousand shares of preferred stock ($.50 par value) are authorized and unissued.

6. EARNINGS PER SHARE
The Company computes earnings per share (EPS) in accordance with SFAS No. 128, “Earnings Per Share.” The following is a reconciliation of the calculation of basic and diluted EPS for the years-ended 2005, 2004 and 2003 (dollars in thousands except per-share data).

	Net	Weighted average	Per-share
	Income	shares	earnings
2005
Basic EPS	$2,758	1,602	$1.72
Effect of dilutive options	—	30
Diluted EPS	$2,758	1,632	$1.69

2004
Basic EPS	$2,373	1,681	$1.41
Effect of dilutive options	—	44
Diluted EPS	$2,373	1,725	$1.38

2003
Basic EPS	$2,349	1,754	$1.34
Effect of dilutive options	—	37
Diluted EPS	$2,349	1,791	$1.31

7. RENTAL EXPENSE, LEASES AND COMMITMENTS
The Company leases certain of its facilities and equipment and is required to pay the related taxes, insurance and certain other expenses. Rental expense was $2,993,000, $2,778,000 and $2,922,000 for 2005, 2004 and 2003, respectively.

Future minimum rental commitments under non-cancelable operating leases for 2006 and thereafter are as follows: 2006 — $2,089,000; 2007 — $2,025,000; 2008 — $1,872,000; 2009 — $1,638,000; 2010 — $1,216,000 and thereafter — $21,472,000. Included in these amounts is $386,000 per year and approximately $18,541,000 in the “thereafter” amount related to minimum royalty payments due on an aggregates property lease in conjunction with the Pueblo, Colorado operation. Also included in these amounts is $235,000 per year and approximately $1,353,000 in the “thereafter” amount related to a ground lease upon which the Company owns a building leased to a third party for approximately $344,000 per year. The ground lease runs through October 1, 2016 and contains a renewal clause. The building lease runs through January 31, 2013.

8. RETIREMENT PLANS
As discussed in Note 1, the Company maintains defined contribution retirement benefit plans for eligible employees. Total plan expenses charged to operations were $1,827,000, $1,606,000 and $1,644,000 in 2005, 2004 and 2003, respectively.

9. INCOME TAXES
The provision (benefit) for income taxes is summarized as follows (amounts in thousands):

		2005	2004	2003
Federal:	Current	$1,147	$665	$959
	Deferred	(54)	53	56
State:	Current	(168)	(4)	58
	Deferred	(125)	36	27
		$800	$750	$1,100

The difference between the tax rate on income for financial statement purposes and the federal statutory tax rate was as follows:

	2005	2004	2003
Statutory tax rate	34.0%	34.0%	34.0%
Percentage depletion	(2.4)	(3.1)	(2.7)
State income taxes, net of federal benefit	1.1	2.9	1.9
Non-deductible expenses	—	1.2	.7
Benefit of state tax credits	—	(5.5)	(5.3)
Donation of appreciated property	—	(1.3)	—
(Release) build tax contingency reserve	(8.1)	(4.2)	2.2
Other	(2.1)	—	1.1
	22.5%	24.0%	31.9%

The Company quarterly reviews its potential liability for income tax contingencies resulting from positions taken on certain items of income or deduction when filing its federal and state income tax returns. Amounts are accrued based upon management’s assessment of the exposure on these items. Conversely, such previously accrued amounts are reversed either when the items are resolved in favor of the Company or the audit periods for the applicable returns are closed. During the 2005 fiscal year, approximately $287,000 was released as certain situations were resolved in favor of the Company. During fiscal 2004, approximately $131,000 was released while during fiscal 2003, approximately $76,000 was accrued for identified contingencies.

For financial statement purposes, deferred tax assets and liabilities are recorded at a blend of the current statutory federal and states’ tax rates — 36.5%. The principal temporary differences and their related deferred taxes are as follows (amounts in thousands):

	2005	2004
Reserves for self-insured losses	$1,359	$1,134
Accrued reclamation	495	590
Deferred compensation	544	460
Asset valuation reserves	174	189
Future state tax credits	555	574
Other	78	249
Total deferred tax assets	3,205	3,196

Depreciation	3,185	3,664
Deferred development	630	588
Other	716	449
Total deferred tax liabilities	4,531	4,701
Net deferred tax liability	$(1,326)	$(1,505)

The net current deferred tax assets are $2,355,000 and $2,291,000 at year-end 2005 and 2004, respectively.

10. UNAUDITED QUARTERLY FINANCIAL DATA
The following table provides summarized unaudited fiscal quarterly financial data for 2005 and 2004 (amounts in thousands, except per share amounts):

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter
2005
Sales	$29,757	$38,273	$36,415	$34,554
Depreciation, depletion and amortization	1,216	1,215	1,201	1,097
Operating (loss) profit	(338)	1,302	1,552	1,536
Net (loss) income	(288)	945	1,038	1,063
Basic (loss) income per share	(.17)	.59	.66	.66
Diluted (loss) income per share	(.17)	.58	.65	.66

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter
2004
Sales	$27,247	$34,577	$30,900	$34,216
Depreciation, depletion and amortization	1,368	1,251	1,421	987
Operating (loss) profit	(416)	1,467	1,011	1,443
Net (loss) income	(363)	839	586	1,311
Basic (loss) income per share	(.21)	.50	.35	.79
Diluted (loss) income per share	(.21)	.48	.34	.77

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

11. INDUSTRY SEGMENT INFORMATION (RESTATED)
The Company operates primarily in two industry groups, HVAC and Construction Products. Prior to the 2005 fiscal year, the Company reported its financial results in two reportable segments, essentially along the lines of these two industry groups. The reportable segments were titled the Heating and Air Conditioning segment and the Construction Materials segment. Prior to filing the annual report on Form 10-K for the 2005 fiscal year, management determined that its accounting for segments did not comply with SFAS No. 131. As a result, the financial information presented for 2004 and 2003 in the table below has been restated.

Prior to filing the annual report on Form 10-K for the 2005 fiscal year, management concluded that there are four reportable segments within its two principal industry groups; the Heating and Cooling segment and the Evaporative Cooling segment in the HVAC industry group and the Concrete, Aggregates and Construction Supplies segment and the Door segment in the Construction Products industry group. The Heating and Cooling segment produces and sells gas-fired wall furnaces, console heaters and fan coils from the Company’s wholly-owned subsidiary, Williams Furnace Co. of Colton, California. The Evaporative Cooling segment produces and sells evaporative coolers from the Company’s wholly-owned subsidiary, Phoenix Manufacturing, Inc. of Phoenix, Arizona. The operations of these two segments were previously combined and reported as the Heating and Air Conditioning segment. Sales of these two segments are nationwide, but are concentrated in the southwestern United States. Concrete, Aggregates and Construction Supplies are offered from numerous locations along the Front Range of Colorado operated by the Company’s wholly-owned subsidiaries Castle Concrete Company and Transit Mix Concrete Co., of Colorado Springs, Transit Mix of Pueblo, Inc. of Pueblo and Rocky Mountain Ready Mix Concrete, Inc. of Denver. Doors are fabricated and sold along with the related hardware from the Company’s wholly-owned subsidiary, McKinney Door and Hardware, Inc. of Pueblo, Colorado. The operations of these two segments were previously combined and reported as the Construction Materials segment. Sales of these two segments are highly concentrated in the Front Range area in Colorado although door sales are also made throughout the United States.

The Company evaluates the performance of its segments and allocates resources to them based on a number of criteria including operating income, return on investment and other strategic objectives. Operating income is determined by deducting operating expenses from all revenues. In computing operating income, none of the following has been added or deducted: unallocated corporate expenses, interest, other income or loss or income taxes.

In addition to the above reporting segments, an “Unallocated Corporate” classification is used to report the unallocated expenses of the corporate office which provides treasury, insurance and tax services as well as strategic business planning and general management services and an “Other” classification is used to report a small real estate operation. Expenses related to the corporate information technology group are allocated to all locations, including the corporate office.

The following table presents information about reported segments for the fiscal years 2005, 2004 and 2003 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

	Construction Products			HVAC Products
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products (c)	Heating and Cooling	Evaporative Cooling	Combined HVAC Products (c)	Unallocated Corporate (a)	Other (b)	Total
2005
Revenues from external customers	$82,644	$8,727	$91,371	$26,736	$20,545	$47,281	$3	$344	$138,999
Depreciation, depletion and amortization	3,560	93	3,653	392	613	1,005	71	—	4,729
Operating income (loss)	3,805	777	4,582	2,777	(177)	2,600	(3,227)	97	4,052
Segment assets	47,180	2,914	50,094	16,986	12,544	29,530	7,373	63	87,060
Capital expenditures	2,553	30	2,583	427	442	869	324	—	3,776

	Construction Products			HVAC Products
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products (c)	Heating and Cooling	Evaporative Cooling	Combined HVAC Products (c)	Unallocated Corporate (a)	Other (b)	Total
2004
Revenues from external customers	$73,311	$7,087	$80,398	$27,598	$18,598	$46,196	$2	$344	$126,940
Depreciation, depletion and amortization	3,804	83	3,887	480	597	1,077	63	—	5,027
Operating income (loss)	2,331	486	2,817	3,170	266	3,436	(2,842)	94	3,505
Segment assets	50,778	2,964	53,742	15,927	13,081	29,008	3,059	74	85,883
Capital expenditures	2,969	48	3,017	428	789	1,217	33	—	4,267

	Construction Products			HVAC Products
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products (c)	Heating and Cooling	Evaporative Cooling	Combined HVAC Products (c)	Unallocated Corporate (a)	Other (b)	Total
2003
Revenues from external customers	$64,907	$6,586	$71,493	$26,046	$22,296	$48,342	$3	$327	$120,165
Depreciation, depletion and amortization	4,775	71	4,846	565	582	1,147	69	—	6,062
Operating income (loss)	1,121	581	1,702	3,621	1,391	5,012	(2,891)	17	3,840
Segment assets	46,588	2,475	49,063	15,240	12,589	27,829	5,486	157	82,535
Capital expenditures	2,475	45	2,520	111	241	352	8	—	2,880

(a)             Includes unallocated corporate office expenses and assets which consist primarily of cash and cash equivalents.

(b)            Includes a small real estate operation and the holding costs for certain mining interests that remain from the period the Company maintained significant interests in mining operations.

(c)             Column for 2004 and 2003 represents the segments as reported in prior years.

All long-lived assets are in the United States. No customer accounted for 10% or more of total sales of the Company in 2005, 2004 or 2003.

12. SUBSEQUENT EVENT
On June 8, 2006, the Company entered into the Fourth Amendment to Revolving Credit and Term Loan Agreement amending the Company’s existing Credit Agreement. The Fourth Amendment increases the principal amount of the term loan portion of the Credit Agreement by $5,000,000 and increases the revolving credit facility by $5,000,000. With the increase in the term loan and revolving credit amounts, the total loan commitment, at the time of the signing, was $31,500,000.

The additional proceeds of the term loan facility may be drawn in whole or in part on or before July 31, 2006. If drawn, the proceeds will primarily be used for business expansion. The amount available under the revolving credit facility of the Credit Agreement was increased primarily due to increased stand-by letters of credit requirements to insurance carriers in support of self-insured amounts under the Company’s risk management program and to provide additional liquidity. All other material terms of the Credit Agreement remain in force, except to the extent they have been modified by the Fourth Amendment as described in this paragraph.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Continental Materials Corporation:

We have audited the accompanying consolidated balance sheet of Continental Materials Corporation and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of operations and comprehensive income, cash flows and shareholders’ equity for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of January 1, 2005 and for the years ended January 1, 2005 and January 3, 2004 were audited by other auditors whose report, dated April 7, 2005, except for Note 11, as to which the date is June 29, 2006, expressed an unqualified opinion and included an explanatory paragraph related to the restatement of segment disclosures as discussed in Note 11.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2005 consolidated financial statements present fairly, in all material respects, the financial position of Continental Materials Corporation and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Chicago, Illinois
June 29, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Continental Materials Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of shareholders’ equity and of cash flows, present fairly, in all material respects, the financial position of Continental Materials Corporation and its subsidiaries at January 1, 2005, and the results of their operations and their cash flows for each of the two years in the period ended January 1, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 11 to the consolidated financial statements, the Company has restated its segment disclosures for 2004 and 2003.

PricewaterhouseCoopers LLP

Chicago, Illinois

April 7, 2005, except for Note 11 as to which the date is June 29, 2006

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

On August 3, 2005, the Board of Directors of Continental Materials Corporation, on the recommendation of the Audit Committee, dismissed PricewaterhouseCoopers LLP as its independent registered public accounting firm and appointed Deloitte & Touche LLP as the Company’s independent registered public accounting firm to audit its consolidated statements for the year ending December 31, 2005. With regard to PricewaterhouseCoopers, during the two most recent fiscal years and through August 3, 2005, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K) except as follows. As of January 1, 2005, management identified two material weaknesses related to the Company’s internal control over financial reporting. The control weaknesses related to the method used to calculate the accrued liabilities for estimated workers’ compensation claims and related expense and the calculation of the tax provision. For a more complete discussion, see Item 9A in the 2004 Annual Report on Form 10-K and Item 4 in the Form 10-Q for the three months ended April 2, 2005. With regard to the above, the information specified by Item 304 of Regulation S-K was provided to the Securities and Exchange Commission under Item 4.01 of Form 8-K filed by the Company on August 10, 2005.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) are controls and other procedures that are designed to ensure that information required to be disclosed in Company filings or that it submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC) and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of December 31, 2005, the Company carried out an evaluation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in that the Company lacked a process to ensure that all relevant information specified in SFAS 131 was evaluated to ensure that its segment reporting included in the Notes to the Consolidated Financial Statements was presented in accordance with SFAS 131.

Subsequent to the filing of the annual report on Form 10-K for the 2004 fiscal year, management determined that its prior conclusions on segment reporting which resulted in disclosure of two reportable segments, the Construction Materials segment and the Heating and Air Conditioning segment, did not comply with the provisions of SFAS 131. Management concluded that there were four reportable segments within its two principal industry groups; the Heating and Air Conditioning segment and the Evaporative Cooling segment in the HVAC industry group and the Concrete, Aggregates and Construction Supplies segment and the Door segment in the Construction Products industry group. The lack of a process to evaluate all relevant information specified in SFAS 131, including internal management reporting, changes in economic characteristics and other factors is considered a material weakness as defined under standards established by the Public Company Accounting Oversight Board (United States).

As of December 31, 2005, the Company was not an “accelerated filer” as defined in Rule 12b-2 under the Exchange Act. Accordingly, pursuant to SEC rules and regulations, the Company is not required to complete or provide, and we have not completed or provided, Management’s Annual Report on Internal Control Over Financial Reporting or the associated report of our independent registered public accounting firm in this Annual Report on Form 10-K. We are required to annually reassess our status as a “non-accelerated filer” as of the end of our fiscal year to determine whether we will be required to provide Management’s Annual Report on Internal Control Over Financial Reporting and the associated report of our independent registered public accounting firm in our annual report on Form 10-K.

Changes in Internal Controls

The Company will implement a process to evaluate and analyze changes in internal management reporting, economic characteristics and other factors specified in SFAS 131 as they occur to determine whether any of the changes would affect segment reporting on a quarterly basis in accordance with SFAS 131. We believe that such measures will appropriately address the material weakness related to the determination of reporting segments in accordance with SFAS 131.

No changes in the Company’s internal controls over financial reporting occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	OTHER INFORMATION

Registrant does not have any information, not already reported, that is required to be reported on Form 8-K during the fourth quarter of the year covered by this Form 10-K.

PART III

Items 10, 11, 12, 13 and 14 of Part III have been omitted from this 10-K Report because the registrant expects to file its definitive 2006 proxy statement on or about July 14 , 2006. The information required by Items 10, 11, 12, 13 and 14 of Part III will be included in that proxy statement and such information is hereby incorporated by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1	The following financial statements are included in Item 8 of Part II:
Consolidated statement of operations and comprehensive income for fiscal years 2005, 2004 and 2003
Consolidated statements of cash flows for fiscal years ended 2005, 2004 and 2003
Consolidated balance sheets as of December 31, 2005 and January 1, 2005
Consolidated statements of shareholders’ equity for fiscal years ended 2005, 2004 and 2003

(a) 2	The following is a list of financial statement schedules filed as part of this Report:

Schedule II Valuation and Qualifying Accounts & Reserves For the Fiscal Years 2005, 2004 and 2003

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
Exhibit 10

Revolving Credit and Term Loan Agreement dated as of September 5, 2003, by and among the Company and LaSalle Bank National Association and Fifth Third Bank filed as Exhibit 10 to Form 10-Q for the quarterly period ending September 27, 2003, First Amendment thereto dated as of May 29, 2004 filed as Exhibit 10 to Form 10-Q for the quarterly period ending July 3, 2004, Second Amendment thereto dated April 14, 2005 filed as Exhibit 10.1 to Form 8-K for the month of April 2005, Third Amendment thereto dated as of June 28, 2005 filed as Exhibit 10.1 to Form 8-K filed July 7, 2005, and Fourth Amendment thereto dated as of June 8, 2006 filed as Exhibit 99.1 to Form 8-K filed June 13, 2006, incorporated herein by reference.

Exhibit 10a	Acquisition Agreement Between Valco Properties, Ltd. And Continental Materials Corporation filed as Exhibit 2A to Form 8-K for the month October 1996, incorporated herein by reference.
Exhibit 10b

Non-Competition and Non-Disclosure Agreement by Valco, Inc. And Thomas E. Brubaker in favor of Continental Materials Corporation filed as Exhibit 2B to Form 8-K filed November 4, 1996, incorporated herein by reference.

Exhibit 10c	Fee Sand and Gravel Lease Between Valco, Inc. And Continental Materials Corporation filed as Exhibit 2C to Form 8-K filed November 4, 1996, incorporated herein by reference.
Exhibit 10d	Form of Supplemental Deferred Compensation Agreement filed as Exhibit 10 to Form 10-Q for the quarter ended July 1, 1983, incorporated herein by reference.*
Exhibit 10e

Stock Purchase Agreement By and Among Continental Materials Corporation, Rocky Mountain Ready Mix Concrete, Inc. and The Shareholders of Rocky Mountain Ready Mix Concrete, Inc. Filed as Exhibit 2A to Form 8-K filed January 12, 2001, incorporated herein by reference.

Exhibit 10f

Continental Materials Corporation Employee Profit Sharing Retirement Plan Amended and Restated Generally Effective October 1, 1997 filed as Exhibit 99a to Form 10-K for the year ended January 1, 2000, incorporated herein by reference.*

Exhibit 14	Continental Materials Corporation Code of Business Conduct and Ethics filed as Exhibit 14 to Form 10-K/A (Amendment No. 1) for the year ended January 3, 2004, incorporated herein by reference.
Exhibit 21	Subsidiaries of Registrant (filed herewith).
Exhibit 23	Consent of Independent Registered Public Accounting Firm (filed herewith).
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) and Rule 13a-14(d)/15d-14(d) Certification of Chief Executive Officer (filed herewith).
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) and Rule 13a-14(d)/15d-14(d) Certification of Chief Financial Officer (filed herewith).
Exhibit 32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith).

* - Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION
Registrant

	By:	/s/ Joseph J. Sum
Joseph J. Sum, Vice President and
Chief Financial Officer
Date: June 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY(IES)	DATE

/S/ James G. Gidwitz	Chief Executive Officer and a Director
James G. Gidwitz	(Principal Executive Officer)	June 30, 2006

/S/ Joseph J. Sum	Vice President, Chief Financial Officer
Joseph J. Sum	(Principal Financial Officer)	June 30, 2006

/S/ Mark S. Nichter	Secretary and Controller
Mark S. Nichter	(Principal Accounting Officer)	June 30, 2006

/S/ William D. Andrews
William D. Andrews	Director	June 30, 2006

/S/ Thomas H. Carmody
Thomas H. Carmody	Director	June 30, 2006

/S/ Betsy R. Gidwitz
Betsy R. Gidwitz	Director	June 30, 2006

/S/ Ralph W. Gidwitz
Ralph W. Gidwitz	Director	June 30, 2006

/S/ Ronald J. Gidwitz
Ronald J. Gidwitz	Director	June 30, 2006

/S/ Theodore R. Tetzlaff
Theodore R. Tetzlaff	Director	June 30, 2006

/S/ Peter E. Thieriot
Peter E. Thieriot	Director	June 30, 2006

/S/ Darrell M. Trent
Darrell M. Trent	Director	June 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders

of Continental Materials Corporation:

We have audited the consolidated financial statements of Continental Materials Corporation as of December 31, 2005, and for the year then ended and have issued our report thereon dated June 29, 2006. Such consolidated financial statements and report are included in this Annual Report on Form 10-K of Continental Materials Corporation for the year ended December 31, 2005. Our audit also included the consolidated financial statement schedule for the Company listed in Item 15 (a) as it relates to the year ended December 31, 2005. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, the financial statement schedule as it relates to the year ended December 31, 2005, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. The 2004 and 2003 Financial Statement Schedule was audited by other auditors whose report dated April 7, 2005, expressed an unqualified opinion on that schedule.

Deloitte & Touche LLP

Chicago, Illinois

June 29, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Continental Materials Corporation:

Our audits of the consolidated financial statements referred to in our report dated April 7, 2005, except for Note 11 as to which the date is June 29, 2006, appearing in the 2005 Annual Report to Shareholders of Continental Materials Corporation (which report and consolidated financial statements are included in this Annual Report on From 10-K) also included an audit of the 2004 and 2003 financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Chicago, Illinois

April 7, 2005

CONTINENTAL MATERIALS CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (c) (e)

for the fiscal years 2005, 2004 and 2003

COLUMN A	COLUMN B	COLUMN C(1)	COLUMN D	COLUMN E

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions - Describe	Balance at End of Period

Year 2005
Allowance for doubtful accounts(c)	$325,000	$94,000	$109,000	$310,000	(a)
Inventory valuation reserve(c)	$173,000	$223,000	$246,000	$150,000	(b)
Reserve for self-insured losses	$2,988,000	$6,790,000	$5,745,000	$4,033,000	(d)

Year 2004
Allowance for doubtful accounts(c)	$436,000	$108,000	$219,000	$325,000	(a)
Inventory valuation reserve(c)	$171,000	$202,000	$200,000	$173,000	(b)
Reserve for self-insured losses	$1,973,000	$2,312,000	$1,297,000	$2,988,000	(d)

Year 2003
Allowance for doubtful accounts(c)	$432,000	$112,000	$108,000	$436,000	(a)
Inventory valuation reserve(c)	$205,000	$11,000	$45,000	$171,000	(b)
Reserve for self-insured losses	$2,310,000	$877,000	$1,214,000	$1,973,000	(d)

Notes:

(a)	Accounts written off, net of recoveries.	(d)	Payments of self-insured claims.

(b)	Amounts written off upon disposal of assets.	(e)	Column C(2) has been omitted as the answer would be
“none”.
(c)	Reserve deducted in the balance sheet from
the asset to which it applies.