Form 10-Q
period 2006-04-01
CONTINENTAL MATERIALS CORP
filed 2006-07-14
CIK 24104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐  No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act). ☐  No  ☒

Number of common shares outstanding at July 7, 2006	1,605,461

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CONTINENTAL MATERIALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
APRIL 1, 2006 AND DECEMBER 31, 2005
(Unaudited)
 (000’s omitted except share data)

	APRIL 1,	DECEMBER 31,
ASSETS	2006	2005
Current assets:
Cash and cash equivalents	$—	$6,829
Receivables, net	22,163	17,678
Receivable for insured losses	1,681	1,718
Inventories:
Finished goods	8,394	7,650
Work in process	1,655	1,907
Raw materials and supplies	8,991	7,898
Prepaid expenses	3,401	3,910
Total current assets	46,285	47,590

Property, plant and equipment, net	29,132	28,844

Goodwill	7,474	7,374
Non-compete agreements	766	728
Other assets	2,428	2,524

	$86,085	$87,060
LIABILITIES
Current liabilities:
Bank loan payable	$1,000	$—
Current portion of long-term debt	2,000	2,000
Accounts payable and accrued expenses	15,698	15,748
Liability for unpaid claims covered by insurance	1,681	1,718
Income taxes	—	342
Total current liabilities	20,379	19,808

Long-term debt	9,500	10,000
Deferred income taxes	3,680	3,681
Other long-term liabilities	1,517	2,264

SHAREHOLDERS’ EQUITY
Common shares, $0.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,830	1,830
Retained earnings	65,030	65,331
Accumulated other comprehensive gains net of tax of $4 and $3 (interest rate swap adjustments)	9	6
Treasury shares, 968,803, at cost	(16,503)	(16,503
	51,009	51,307

	$86,085	$87,060

See accompanying notes

CONTINENTAL MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, RETAINED EARNINGS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED APRIL 1, 2006 AND APRIL 2, 2005
(Unaudited)
(000’s omitted except per-share amounts)

	APRIL 1, 2006	APRIL 2, 2005

Sales	$33,684	$29,757

Costs and expenses:
Cost of sales (exclusive of depreciation,
depletion and amortization)	27,981	24,765
Depreciation, depletion and amortization	1,190	1,216
Selling and administrative	5,007	4,181

Gain on disposition of property and equipment	74	67
	34,104	30,095

Operating loss	(420)	(338)

Interest	(96)	(131)
Other income, net	61	46

Loss before income taxes	(455)	(423)

Benefit from income taxes	(154)	(135)

Net loss	(301)	(288)

Retained earnings, beginning of period	65,331	62,573

Retained earnings, end of period	$65,030	$62,285

Basic loss per share	$(.19)	$(.17)

Average shares outstanding	1,605	1,648

Diluted loss per share	$(.19)	$(.17)

Average shares outstanding	1,605	1,648

Comprehensive (loss) income:
Net loss	$(301)	$(288)
Comprehensive income from interest rate swap, net of tax of $1 and $29	3	40
	$(298)	$(248)

See accompanying notes

CONTINENTAL MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 1, 2006 AND APRIL 2, 2005
(Unaudited)
(000’s omitted)

	APRIL 1, 2006	APRIL 2, 2005

Net cash used in operating activities	$(5,684)	$(1,745)

Investing activities:
Purchase of CSSL	(352)	—
Capital expenditures	(1,411)	(1,374)
Proceeds from sale of property and equipment	118	67
Net cash used in investing activities	(1,645)	(1,307)

Financing activities:
Borrowings under revolving credit facility	1,000	800
Repayment of long term debt	(500)	(500)
Payment to acquire treasury stock	—	(76)
Net cash provided by financing activities	500	224

Net decrease in cash and cash equivalents	(6,829)	(2,828)
Cash and cash equivalents:
Beginning of period	6,829	2,828

End of period	$—	$—

Supplemental disclosures of cash flow items:
Cash paid during the three months for:
Interest	$18	$222
Income taxes	215	287

See accompanying notes

CONTINENTAL MATERIALS CORPORATION
SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
NOTES TO THE QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED APRIL 1, 2006
(Unaudited)

1.               The unaudited interim condensed consolidated financial statements included herein are prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual consolidated financial statements have been omitted. The interim condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K including any amendments thereto. For reasons more fully discussed in Note 5, the segment information for the first quarter of 2005 has been restated. In the opinion of management, the condensed consolidated financial statements include all adjustments (none of which were other than normal recurring adjustments) necessary for a fair statement of the results for the interim periods.

2.               The provision for income taxes for the quarter ended April 1, 2006 of 34% is the same as the estimated effective tax rate of 34% for the year.

3.               Operating results for the first three months of 2006 are not necessarily indicative of performance for the entire year. Historically, sales of the Evaporative Cooling segment are higher in the first and second quarters, sales of the Concrete, Aggregates and Construction Supplies segment are higher in the second and third quarters and sales of the Heating and Cooling segment are higher in the third and fourth quarters. The sales of the Door segment have not shown strong seasonal fluctuations in recent years.

4.               The following is a reconciliation of the calculation of basic and diluted earnings per share (EPS) for the three months ended April 1, 2006 and April 2, 2005 (amounts in thousands, except per-share amounts):

	Income (Loss)	Shares	Per-share (loss) earnings
April 1, 2006
Basic EPS	$(301)	1,605	$(.19)
Effect of dilutive options	—	—
Diluted EPS	$(301)	1,605	$(.19)

April 2, 2005
Basic EPS	$(288)	1,648	$(.17)
Effect of dilutive options	—	—
Diluted EPS	$(288)	1,648	$(.17)

5.               The Company operates primarily in two industry groups, HVAC and Construction Products. Prior to the 2005 fiscal year, the Company reported its financial results in two reportable segments, essentially along the lines of these two industry groups. The reporting segments were titled the Heating and Air Conditioning segment and the Construction Materials segment. Prior to filing the annual report on Form 10-K for the 2005 fiscal year, management determined that its segment disclosures did not comply with SFAS No. 131. As a result, the financial information presented for 2005 in the table below has been restated.

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

The following table presents information about reported segments for the three months ended April 1, 2006 and April 2, 2005 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

	Construction Products			HVAC Products
Quarter ended April 1, 2006	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Other	Total

Revenues from external customers	$20,085	$2,139	$22,224	$6,586	$4,788	$11,374	$—	$86	$33,684
Depreciation, depletion and amortization	890	34	924	98	150	248	18	—	1,190
Operating income (loss)	75	138	213	205	(27)	178	(838)	27	(420)
Segment assets	48,387	3,854	52,241	16,134	15,832	31,966	1,874	4	86,085
Capital expenditures	1,214	65	1,279	5	125	130	2	—	1,411

	Construction Products			HVAC Products
Quarter ended April 2, 2005 as restated	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products (a)	Heating and Cooling	Evaporative Cooling	Combined HVAC Products (a)	Unallocated Corporate	Other	Total
Revenues from external customers	$17,010	$1,968	$18,978	$6,237	$4,456	$10,693	$—	$86	$29,757
Depreciation, depletion and amortization	906	22	928	125	144	269	19	—	1,216
Operating income (loss)	(365)	229	(136)	602	(8)	594	(812)	16	(338)
Segment assets (b)	47,180	2,914	50,094	16,986	12,544	29,530	7,373	63	87,060
Capital expenditures	887	25	912	53	125	178	284	—	1,374

(a)            Columns for 2005 represent the segments as reported in the April 2, 2005 Form 10-Q.

(b)           Segment assets are as of December 31, 2005.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last annual report.

6.               On January 1, 2006 the Company purchased the assets of Colorado State Safe & Lock Co. (CSSL), a company in Colorado Springs offering electronic access and locking capabilities, for $352,000. The assets were acquired by MDHI in the Door segment. The purchase price allocation included $100,000 of goodwill, which represents the only change to the Company’s recorded goodwill during the quarter, and $100,000 for a non-compete agreement. The non-compete agreement is being amortized over its four year term.

7.               Identifiable intangible assets as of April 1, 2006 consist of four amortizable non-compete agreements, including the non-compete agreement related to CSSL acquired during the first quarter of 2006 (see Note 6), that were carried at $766,000, net of $1,334,000 accumulated amortization. The pre-tax amortization expense for intangible assets during the quarter ended April 2, 2005 was $62,000. Based upon the intangible assets recorded on the balance sheet at April 1, 2006, amortization expense for the next five years is estimated to be as follows: 2006 — $241,000, 2007 — $162,000, 2008 — $150,000, 2009 — $150,000, and 2010 — $125,000.

8.               The interest rate swap agreement is reported consistent with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related amendment, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” which require recognition of derivatives as either assets or liabilities and measurement at fair value. The change in accumulated other comprehensive gains, net of taxes, from December 31, 2005 to April 1, 2006 was as follows (amounts in thousands):

Balance at December 31, 2005	$ 6
Comprehensive income from interest rate swap, net of tax effect of $1, for the three months ended April 1, 2006	3
Comprehensive net gain	$ 9

9.               SUBSEQUENT EVENTS

Fourth Amendment to Revolving Credit and Term Loan Agreement

On June 8, 2006, the Company entered into the Fourth Amendment to Revolving Credit and Term Loan Agreement amending the Company’s existing Credit Agreement. The Fourth Amendment increases the principal amount of the term loan portion of the Credit Agreement by $5,000,000 and increases the revolving credit facility by $5,000,000. With the increase in the term loan and revolving credit amounts, the total loan commitment, at the time of the signing, was $31,500,000. At the filing date of this Form 10-Q, the commitment had been reduced to $31,000,000 due to a term loan repayment of $500,000, as scheduled.

The additional $5,000,000 proceeds of the term loan facility was drawn at the close of business, June 30, 2006 in conjunction with the acquisition discussed below. The amount available under the revolving credit facility of the Credit Agreement was increased primarily due to increased stand-by letters of credit requirements to insurance carriers in support of self-insured amounts under the Company’s risk management program and to provide additional liquidity. All other material terms of the Credit Agreement remain in force, except to the extent they have been modified by the Fourth Amendment as described in this paragraph.

Acquisition

The Company completed the purchase of certain assets of a concrete producer in Colorado Springs at the close of business, June 30, 2006 for $2,100,000 of cash and a $1,000,000 Note.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis gives effect to the restatement discussed in Note 5.

Company Overview

The Company operates in four reportable segments within its two principal industry groups; the Heating and Cooling segment and the Evaporative Cooling segment in the HVAC industry group and the Concrete, Aggregates and Construction Supplies segment and the Door segment in the Construction Products industry group.

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

Financial Condition

Sales of the Company’s HVAC products are seasonal and weather sensitive except for fan coils. Revenues in the Company’s Concrete, Aggregates and Construction Supplies segment are influenced by the level of construction activity and weather conditions along the Front Range of Colorado. Sales for the Door segment are not as strongly seasonal nor are they much affected by weather conditions. Historically, the Company has experienced operating losses during the first quarter except when the weather is mild along the Front Range. Operating results typically improve in the second and third quarters reflecting more favorable weather conditions in Colorado and the seasonal sales of Evaporative Cooling segment. Fourth quarter results can vary based on weather conditions in Colorado as well as in the principal markets for the Company’s heating equipment. The Company typically experiences operating cash flow deficits during the first half of the year reflecting operating results, the use of sales dating programs (extended payment terms) related to the Evaporative Cooling segment and payments of the prior year’s accrued incentive bonuses and Company profit-sharing contributions. As a result, the Company’s borrowings against its revolving credit facility tend to peak during the second quarter and then decline over the remainder of the year. This trend has continued thus far in 2006.

As expected, the Company’s cash flow during the first quarter was negative due to the seasonality of sales, production schedules and the sales dating programs related to the evaporative cooler product line. Operations for the first three months of 2006 used $5,684,000 of cash compared to $1,745,000 during the first three months of 2005.

The reduced cash flow was primarily the result of an increase in receivables as a result of the increased sales during the first quarter of 2006 as compared to the comparable 2005 quarter.

On January 1, 2006 the Company purchased the assets of CSSL, a company in Colorado Springs offering electronic access and locking capabilities, for $352,000 in cash. The assets were acquired by MDHI in the Door segment. The purchase price allocation included $100,000 of goodwill and $100,000 for a non-compete agreement. Capital expenditures, primarily for the Concrete, Aggregates and Construction Supplies segment, were comparable in amount to the prior year’s quarter and included an office building in Pueblo and routine equipment replacements.

Scheduled debt repayments were made during the first quarter of both 2006 and 2005. As expected, the Company, borrowed against its revolving credit facility during the 2006 first quarter. The highest amount of Company borrowings outstanding under the revolving credit agreement during the first quarter of 2006 was the $1,000,000 outstanding at April 1, 2006 and the average amount outstanding during the first quarter was $27,000.

We believe that the anticipated cash flow from operations, supplemented by funds as provided by the Fourth Amendment to Revolving Credit and Term Loan Agreement (see Note 9), will be sufficient to cover expected cash needs, including business expansion, servicing debt and planned capital expenditures for at least the next twelve months.

Results of Operations - Comparison of Quarter Ended April 1, 2006 to Quarter Ended April 2, 2005

Consolidated sales during the first quarter of 2005 were $33,684,000 resulting in a $420,000 operating loss. In the first quarter of 2005 sales were $29,757,000 with an operating loss of $338,000. Historically, the

Company has experienced operating losses during the first quarter except when the construction activity is strong and the weather is mild along the Front Range in Colorado.

Although all segments reported increased sales, the Concrete, Aggregates and Construction Supplies segment was responsible for most of the increase. Cost of sales as a percentage of sales decreased slightly from 83.2% to 83.1% primarily due to concrete price increases that slightly outpaced increased costs of cement and fuel. Selling and administrative costs increased $826,000 largely due to additional personnel in the sales and engineering departments of the Heating and Cooling segment. Some of the increase was also related to the increased sales level. The resulting operating loss of $420,000 exceeded the prior year’s operating loss of $338,000.

A discussion of operations by segment follows.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products group for the quarters ended April 1, 2006 and April 2, 2005 (amounts in thousands):

	Concrete, Aggregates and Construction Supplies	Doors
Quarter ended April 1, 2006
Revenues from external customers	$20,085	$2,139
Segment operating income	75	138
Operating income as a percent of sales	.4%	6.5%
Segment assets as of April 1, 2006	$48,387	$3,854
Return on assets	.2%	3.6%

Quarter ended April 2, 2005
Revenues from external customers	$17,010	$1,968
Segment operating (loss) income	(365)	229
Operating income as a percent of sales	(2.1)%	11.6%
Segment assets as of April 2, 2005	$49,082	$3,513
Return on assets	(.7)%	6.5%

Concrete, Aggregates and Construction Supplies Segment

Sales in the Concrete, Aggregates and Construction Supplies segment for the first quarter of 2006 increased 18.1% over the prior year’s comparable quarter as a result of increased volume and improved pricing. Concrete and aggregates volumes improved as construction activity increased along the Front Range of Colorado; weather was favorable during the first quarter of 2006. Although concrete pricing improved during the first quarter of 2006, the increases were instituted to offset increased cement and fuel costs. Cement supplies remained tight during the 2006 quarter; however, we were able to obtain sufficient quantities to service our customers. Construction supplies volume and margins declined in the 2006 quarter compared to the 2005 quarter primarily due to an increased level of competition.

Operating income improved in the 2006 quarter over the 2005 quarter as a result of the increase in volumes combined with pricing increases that slightly outpaced increased costs. Depreciation, depletion and amortization as well as selling and administrative costs declined as a percentage of sales during the first quarter of 2006 as compared to the 2005 quarter reflecting the fixed nature of some of these costs, adding to the improved operating income. As a result, both operating income as a percent of sales and return on assets improved in the 2006 quarter over the prior year’s quarter.

Door Segment

Sales during the first quarter of 2006 in the Door segment rose 8.7% over the comparable 2005 quarter primarily due to additional business resulting from the acquisition of the assets of CSSL. Sales prices increased in response to increased costs, however, margins declined as a result of pricing decisions made in response to more competitive bidding on available jobs.

Operating income declined from $229,000 during the first quarter of 2005 to $138,000 for the 2006 quarter as a result of the tighter margins and slight increases in both depreciation and amortization and selling and administrative costs. As a result, both operating income as a percent of sales and return on assets declined in the 2006 quarter from the prior year’s quarter.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products group for the quarters ended April 1, 2006 and April 2, 2005 (amounts in thousands):

	Heating and Cooling	Evaporative Cooling
Quarter ended April 1, 2006
Revenues from external customers	$6,586	$4,788
Segment operating income (loss)	205	(27)
Operating income (loss) as a percent of sales	3.1%	(.6)%
Segment assets as of April 1, 2006	$16,134	$15,832
Return on assets	1.3%	(.2)%

Quarter ended April 2, 2005
Revenues from external customers	$6,237	$4,456
Segment operating income	602	(8)
Operating income as a percent of sales	9.7%	(.2)%
Segment assets as of April 2, 2005	$14,181	$17,242
Return on assets	4.2%	—%

Heating and Cooling Segment

Sales in the Heating and Cooling segment increased $349,000, or 5.6%, during the first quarter of 2006 over the comparable 2005 quarter. Furnace volume was responsible for the increase as sales remained strong through March. Fan coil volume declined as a result of restructuring the sales representative network over the past six months which caused some short-term disruption in bidding on jobs. Pricing remained relatively constant.

Operating income declined from $602,000 during the first quarter of 2005 to $205,000 for the 2006 quarter as a result of increased selling and administrative expenses. These costs were higher due to the addition of personnel in the sales and engineering departments and the opening of a sales and service center in Oklahoma City, Oklahoma. As a result, both operating income as a percent of sales and return on assets declined in the 2006 quarter from the prior year’s quarter.

Evaporative Cooling Segment

Sales in the Evaporative Cooling segment increased $332,000, or 7.5%, during the first quarter of 2006 over the comparable 2005 quarter. Hot, dry weather in the markets served prompted the improved sales.

The operating loss grew slightly during the 2006 quarter as the cost of sales percentage increased from the comparable 2005 quarter. A decrease in labor efficiency, largely due to the use of more temporary workers, resulted in higher production costs. Depreciation and amortization and selling and administrative expenses increased modestly during the 2006 quarter but declined as a percentage of sales compared to the first quarter of 2005. As a result, both operating income as a percent of sales and return on assets declined in the 2006 quarter from the prior year’s quarter.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of April 1, 2006 and December 31, 2005 and affect the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates.

Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained  in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

OUTLOOK

Concrete prices throughout our Colorado markets have improved compared to 2005 although a substantial portion of the price increase was in response to higher prices paid for cement and fuel. We expect the Denver concrete market to remain very competitive and a small new concrete producer in Colorado Springs is pursuing large home-builders with an aggressive pricing strategy. Commercial and industrial construction seems to be improving. There is some concern that new home construction may slow throughout Colorado, in part due to higher mortgage interest rates. The sales volume and backlog for the door segment remains strong.

Sales of the heating and cooling segment and the evaporative cooling segment are not expected to grow significantly and will remain weather sensitive. However, the demand for fan coil products in the heating and cooling segment is expected to show some improvement from the rather depressed levels of recent years.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Company discusses recently issued accounting standards and tax law changes in the Critical Accounting Policies section under Item 7 and in Note 1 to Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year 2005. Other than as discussed in those sections, or as noted below, the Company does not currently have any transactions or circumstances that have been addressed by recently issued accounting pronouncements. Therefore, adoption of any of these statements or pronouncements would not have a material impact on the Company’s results of operations, financial position or liquidity.

In November 2004, Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4,” was issued which amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current -period charges regardless of whether they meet the criteria of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 1, 2005. The Company adopted this standard in the first quarter of fiscal 2006 and such adoption did not have a material impact on its consolidated results of operations, cash flows or financial condition.

In March 2005, the Emerging Issues Task Force reached a consensus on Issue 04-6, “Accounting for Stripping Costs in the Mining Industry” (EITF 04-6) which became effective on January 1, 2006. EITF 04-6 states that stripping costs incurred after the first saleable minerals are extracted from the mine (i.e. post-production stripping costs) should be considered costs of the extracted minerals and recognized as a component of inventory to be recognized in costs of sales in the same period as the revenue from the sale of the inventory. As disclosed in the Company’s 2005 Annual Report on Form 10-K, the Company has historically treated post-production stripping costs in the manner prescribed by EITF 04-6 and, therefore, adoption of EITF 04-6 in the first quarter of fiscal 2006 did not have a material impact on the Company’s consolidated results of operations, cash flows or financial condition.

The Company has determined that it qualifies for certain deductions that the American Jobs Creation Act of 2004 provides for income from qualified domestic production activities. Although the effect of the deduction is not expected to have a material effect on the tax provision for 2006, a preliminary estimate of the deduction was included in the determination of the tax provision.

FORWARD-LOOKING STATEMENTS

The foregoing discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements are based on the beliefs of the Company’s management as well as on assumptions made by and information available to the Company at the time such statements were made. When used in this Report, words such as “anticipates,” “believes,” “contemplates,” “estimates,” “expects,” “plans,” “projects,” and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of factors including but not limited to: weather, interest rates, availability of raw materials and their related costs, national and local economic conditions and competitive forces. Some of these factors are discussed in more detail in the Company’s 2005 Annual Report on Form 10-K. Changes in accounting pronouncements could also alter projected results. Forward-looking statements speak only as of the date they were made, and the Company undertakes no obligation to publicly update them.

Item 3.        Quantitative And Qualitative Disclosures About Market Risk

There have been no material changes in the market risks that the Company is exposed to since those discussed in the Company’s 2005 Annual Report on Form 10-K. At April 1, 2006, the amount subject to the interest rate swap agreement was $3,000,000. Also see Note 8 to the quarterly financial statements above.

Item 4.        Controls and Procedures

(a)            Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of April 1, 2006. Based on that evaluation, they have concluded that the Company’s disclosure controls and procedures were not effective because the Company lacked a process to ensure that all relevant information specified in Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131) was evaluated to ensure that its segment reporting included in the Notes to the Consolidated Financial Statements was presented in accordance with SFAS 131. Due to the fact that this process did not exist as of April 1, 2006, the Company performed additional procedures subsequent to April 1, 2006 to ensure that its segment disclosures included in this quarterly report are in compliance with SFAS 131. Such procedures included evaluating and analyzing internal management reporting, economic characteristics and other factors specified in SFAS 131.

The process noted above related to segment reporting did not exist as of December 31, 2005 and, as a result, the Company disclosed in its 2005 Annual Report on Form 10-K that a material weakness existed in the Company’s design of internal control over financial reporting. To address this material weakness, the Company designed and implemented a process during the second quarter in which the Company’s Chief Financial Officer and Chief Accounting Officer discuss, evaluate and analyze changes in internal management reporting, economic characteristics and other factors specified in SFAS 131 as they occur to determine whether any of the changes affect segment reporting on a quarterly basis in accordance with SFAS 131.

(b)           Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as described above.

PART II - OTHER INFORMATION

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases made by the Company of its common stock to become treasury stock for the period January 1 through April 1, 2006.

On January 19, 1999, the Company initiated purchases under the current open-ended program to repurchase its common stock. Purchases are made on the open market or in block trades at the discretion of management. The dollar amount authorized for the program has been periodically increased by the Board of Directors and approved by the Company’s two banks as required by the Company’s Revolving Credit and Term Loan Agreement. The June 28, 2005 amendment to the Loan Agreement provides that the Company may make purchases of its own stock in an amount not to exceed $1,438,000, separate from purchases made in connection with the 2005 tender offer and the exercise of cash-less stock options. At April 1, 2006, the maximum dollar value of shares that may yet be purchased under the program was $1,418,942.

Item 6.        Exhibits

Exhibits

Exhibit No.	Description

31.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and Rule 13a-14(d)/15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and Rule 13a-14(d)/15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION

Date: July 14, 2006	By:	/s/ JOSEPH J. SUM
Joseph J. Sum, Vice President
and Chief Financial Officer