Form 10-Q
period 2006-07-01
CONTINENTAL MATERIALS CORP
filed 2006-08-15
CIK 24104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

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

Yes     X                                                No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ___                 Accelerated filer ___                           Non-accelerated filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act).

Yes                         No   X

Number of common shares outstanding at August 8, 2006	1,605,461

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

CONTINENTAL MATERIALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
JULY 1, 2006 and DECEMBER 31, 2005
(Unaudited)
 (000’s omitted except share data)

	JULY 1,	DECEMBER 31,
ASSETS	2006	2005
Current assets:
Cash and cash equivalents	$4,251	$6,829
Receivables, net	25,123	17,678
Receivable for insured losses	1,672	1,718
Inventories:
Finished goods	7,478	7,650
Work in process	1,438	1,907
Raw materials and supplies	9,821	7,898
Prepaid expenses	3,536	3,910
Total current assets	53,319	47,590

Property, plant and equipment, net	31,905	28,844

Goodwill	8,439	7,374
Non-compete agreements	1,104	728
Other assets	2,267	2,524

	$97,034	$87,060

LIABILITIES
Current liabilities:
Bank loan payable	$1,000	$—
Current portion of long-term debt	2,000	2,000
Accounts payable and accrued expenses	19,022	15,748
Liability for unpaid claims covered by insurance	1,672	1,718
Income taxes	707	342
Total current liabilities	24,401	19,808

Long-term debt	14,500	10,000
Deferred income taxes	3,681	3,681
Other long-term liabilities	2,014	2,264

SHAREHOLDERS’ EQUITY
Common shares, $0.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,830	1,830
Retained earnings	66,460	65,331
Accumulated other comprehensive gains net of tax of $3 and $3 (interest rate swap adjustments)	8	6
Treasury shares, 968,803, at cost	(16,503)	(16,503)
	52,438	51,307

	$97,034	$87,060

See accompanying notes

CONTINENTAL MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, RETAINED EARNINGS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JULY 1, 2006 AND JULY 2, 2005
(Unaudited)
(000’s omitted except per-share amounts)

	JULY 1,	JULY 2,
	2006	2005

Sales	$43,704	$38,273

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	34,957	30,578
Depreciation, depletion and amortization	1,249	1,215
Selling and administrative	5,194	5,226

Gain on disposition of property and equipment	72	48
	41,328	36,971

Operating income	2,376	1,302

Interest	(202)	(159)
Other (expense) income, net	(9)	24

Income before income taxes	2,165	1,167

Provision for income taxes	735	222

Net income	1,430	945

Retained earnings, beginning of period	65,030	62,285

Retained earnings, end of period	$66,460	$63,230

Basic earnings per share	$.89	$.59

Average shares outstanding	1,605	1,592

Diluted earnings per share	$.89	$.58

Average shares outstanding	1,605	1,633

Comprehensive income:
Net income	$1,430	$945
Comprehensive (loss) income from interest rate swap, net of tax of $0 and $2	(1)	4
	$1,429	$949

See accompanying notes

CONTINENTAL MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED JULY 1, 2006 AND JULY 2, 2005
(Unaudited)
(000’s omitted except per-share amounts)

	JULY 1,	JULY 2,
	2006	2005

Sales	$77,388	$68,030

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	62,938	55,343
Depreciation, depletion and amortization	2,439	2,431
Selling and administrative	10,201	9,407

Gain on disposition of property and equipment	146	115
	75,432	67,066

Operating income	1,956	964

Interest	(298)	(290)
Other income, net	52	70

Income before income taxes	1,710	744

Provision for income taxes	581	87

Net income	1,129	657

Retained earnings, beginning of period	65,331	62,573

Retained earnings, end of period	$66,460	$63,230

Basic earnings per share	$.70	$.41

Average shares outstanding	1,605	1,620

Diluted earnings per share	$.70	$.40

Average shares outstanding	1,605	1,660

Comprehensive income:
Net income	$1,129	$657
Comprehensive income from interest rate swap, net of tax of $1 and $28	2	47
	$1,131	$704

See accompanying notes

CONTINENTAL MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 1, 2006 AND JULY 2, 2005
(Unaudited)
(000’s omitted)

	JULY 1, 2006	JULY 2, 2005

Net cash used in operating activities	$(2,183)	$(2,568)

Investing activities:
Cash paid for acquisitions of assets of certain businesses	(2,452)	—
Capital expenditures	(3,609)	(1,946)
Proceeds from sale of property and equipment	166	127
Net cash used in investing activities	(5,895)	(1,819)

Financing activities:
Borrowings under revolving credit facility	1,000	1,300
Long-term borrowings	5,000	5,000
Repayment of long-term debt	(500)	(1,000)
Payment to acquire treasury stock	—	(3,707)
Net cash provided by financing activities	5,500	1,593

Net decrease in cash and cash equivalents	(2,578)	(2,794)
Cash and cash equivalents:
Beginning of period	6,829	2,828

End of period	$4,251	$34

Supplemental disclosures of cash flow items:
Cash paid during the six months for:
Interest	$237	$406
Income taxes	215	575
Supplemental disclosures of noncash investing and financing activities
Note issued as partial consideration for asset purchase	$1,000	—

See accompanying notes

CONTINENTAL MATERIALS CORPORATION
SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
NOTES TO THE QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED JULY 1, 2006
(Unaudited)

1.               The unaudited interim condensed consolidated financial statements included herein are prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual consolidated financial statements have been omitted. The interim condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K. For reasons more fully discussed in Note 6, the segment information for the second quarter of 2005 has been restated. In the opinion of management, the condensed consolidated financial statements includes all adjustments (none of which were other than normal recurring adjustments) necessary for a fair statement of the results for the interim periods.

2.               The provision for income taxes for the quarter ended July 1, 2006 of 34% is the same as that used for the quarter ended April 1, 2006 and the estimated effective rate of 34% for the year.

3.               Operating results for the first six months of 2006 are not necessarily indicative of performance for the entire year. Historically, sales of the Evaporative Cooling segment are higher in the first and second quarters, sales of the Concrete, Aggregates and Construction Supplies segment are higher in the second and third quarters and sales of the Heating and Cooling segment are higher in the third and fourth quarters. Sales of the Door segment have not shown strong seasonal fluctuations in recent years.

4.               The following is a reconciliation of the calculation of basic and diluted earnings per share (EPS) for the three and six months ended July 1, 2006 and July 2, 2005 (amounts in thousands except per-share data).

	Three months ended			Six months ended
	Income	Shares	Per-share earnings	Income	Shares	Per-share earnings
July 1, 2006
Basic EPS	$1,430	1,605	$.89	$1,129	1,605	$.70
Effect of dilutive options	—	—		—	—
Diluted EPS	$1,430	1,605	$.89	$1,129	1,605	$.70

July 2, 2005
Basic EPS	$945	1,592	$.59	$657	1,620	$.41
Effect of dilutive options	—	41		—	40
Diluted EPS	$945	1,633	$.58	$657	1,660	$.40

5.               On June 8, 2006, the Company entered into the Fourth Amendment to Revolving Credit and Term Loan Agreement amending the Company’s existing Credit Agreement. The Fourth Amendment increases the principal amount of the term loan portion of the Credit Agreement by $5,000,000 and increases the revolving credit facility by $5,000,000. With the increase in the term loan and revolving credit amounts, the total loan commitment, at the time of the signing, was $31,500,000. At the filing date of this Form 10-Q, the commitment had been reduced to $31,000,000 due to a term loan repayment of $500,000, as scheduled.

The additional $5,000,000 proceeds of the term loan facility were drawn at the close of business, June 30, 2006 in conjunction with the acquisition discussed in Note 7. The amount available under the revolving credit facility of the Credit Agreement was increased primarily due to increased stand-by letters of credit requirements to insurance carriers in support of self-insured amounts under the Company’s risk management program and to provide additional liquidity. All other material terms of the Credit Agreement remain in force, except to the extent they have been modified by the Fourth Amendment as described in this paragraph.

6.               The Company operates primarily in two industry groups, HVAC and Construction Products. Prior to the 2005 fiscal year, the Company reported its financial results in two reportable segments, essentially along the lines of these two industry groups. The reporting segments were titled the Heating and Air Conditioning segment and the Construction Materials segment. Prior to filing the annual report on Form 10-K for the 2005 fiscal year, management determined that its segment disclosures did not comply with Statement of Financial Accounting

Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As a result, the financial information presented for 2005 in the table below has been restated.

Prior to filing the annual report on Form 10-K for the 2005 fiscal year, management concluded that there are four reportable segments within its two principal industry groups; the Heating and Cooling segment and the Evaporative Cooling segment in the HVAC industry group and the Concrete, Aggregates and Construction Supplies segment and the Door segment in the Construction Products industry group. The Heating and Cooling segment produces and sells gas-fired wall furnaces, console heaters and fan coils from the Company’s wholly-owned subsidiary, Williams Furnace Co. of Colton, California. The Evaporative Cooling segment produces and sells evaporative coolers from the Company’s wholly-owned subsidiary, Phoenix Manufacturing, Inc. of Phoenix, Arizona. The operations of these two segments were previously combined and reported as the Heating and Air Conditioning segment. Sales of these two segments are nationwide, but are concentrated in the southwestern United States. Concrete, Aggregates and Construction Supplies are offered from numerous locations along the Front Range of Colorado operated by the Company’s wholly-owned subsidiaries Castle Concrete Company and Transit Mix Concrete Co. (TMC), of Colorado Springs, Transit Mix of Pueblo, Inc. of Pueblo and Rocky Mountain Ready Mix Concrete, Inc. of Denver. Doors are fabricated and sold along with the related hardware from the Company’s wholly-owned subsidiary, McKinney Door and Hardware, Inc. (MDHI) of Pueblo, Colorado. The operations of these two segments were previously combined and reported as the Construction Materials segment.  Sales of these two segments are highly concentrated in the Front Range area in Colorado although door sales are also made throughout the United States.

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

The following table presents information about reported segments for the six month and three month periods ended July 1, 2006 and July 2, 2005 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands except in footnotes):

	Construction Products			HVAC Products
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Other	Total
2006
Six Months
Revenues from external customers	$47,206	$4,417	$51,623	$11,631	$13,959	$25,590	$3	$172	$77,388
Depreciation, depletion and amortization	1,836	67	1,903	198	300	498	38	—	2,439
Operating income (loss)	3,110	295	3,405	(149)	331	182	(1,685)	54	1,956
Segment assets	56,857	3,507	60,364	17,418	14,563	31,981	4,685	4	97,034
Capital expenditures (a)	5,067	65	5,132	102	162	264	2	—	5,398
Three Months
Revenues from external customers	$27,121	$2,278	$29,399	$5,045	$9,171	$14,216	$3	$86	$43,704
Depreciation, depletion and amortization	946	33	979	100	150	250	20	—	1,249
Operating income (loss)	3,035	157	3,192	(354)	358	4	(847)	27	2,376
Segment assets	56,857	3,507	60,364	17,418	14,563	31,981	4,685	4	97,034
Capital expenditures (a)	3,799	—	3,799	97	37	134	—	—	3,933

(a)          Capital expenditures for the Concrete, Aggregates and Construction Supplies segment include $1.735 million purchased on June 30, 2006 as part of the purchase of certain assets of a concrete producer in Colorado Springs. Capital expenditures for the Door segment include $54 thousand purchased on January 1, 2006 as part of the purchase of the assets of Colorado State Safe & Lock Co. (CSSL). Also see Note 7.

	Construction Products			HVAC Products
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products (a)	Heating and Cooling	Evaporative Cooling	Combined HVAC Products (a)	Unallocated Corporate	Other	Total
2005
Six Months as restated
Revenues from external customers	$39,681	$3,672	$43,353	$11,473	$13,032	$24,505	$—	$172	$68,030
Depreciation, depletion and amortization	1,807	44	1,851	249	288	537	43	—	2,431
Operating income (loss)	1,471	260	1,731	722	310	1,032	(1,842)	43	964
Segment assets (b)	47,180	2,914	50,094	16,986	12,544	29,530	7,373	63	87,060
Capital expenditures	1,240	29	1,269	87	298	385	292	—	1,946
Three Months as restated
Revenues from external customers	$22,671	$1,704	$24,375	$5,236	$8,576	$13,812	$—	$86	$38,273
Depreciation, depletion and amortization	901	22	923	124	144	268	24	—	1,215
Operating income (loss)	1,836	31	1,867	120	318	438	(1,030)	27	1,302
Segment assets (b)	47,180	2,914	50,094	16,986	12,544	29,530	7,373	63	87,060
Capital expenditures	353	4	357	34	173	207	8	—	572

(a)          Columns for 2005 represent the segments as reported in the July 2, 2005 Form 10-Q.

(b)         Segment assets are as of December 31, 2005.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last annual report.

7.               On January 1, 2006 the Company purchased the assets of Colorado State Safe & Lock Co. (CSSL), a company in Colorado Springs offering electronic access and locking capabilities, for $352,000. The assets were acquired by MDHI in the Door segment. The preliminary purchase price allocation included $100,000 of goodwill and $100,000 for a non-compete agreement. The non-compete agreement is being amortized over its four year term.

On June 30, 2006 the Company purchased certain assets of a concrete producer in Colorado Springs for $2,100,000 of cash and a $1,000,000 Note. The assets were acquired by TMC in the Concrete, Aggregates and Construction Supplies segment. The preliminary purchase price allocation included $1,735,000 of plant and equipment, $965,000 of goodwill, $300,000 for a non-compete agreement and $100,000 for a restriction of use agreement. The non-compete and the restriction of use agreements are being amortized over their terms of five years and ten year, respectively.

Both purchases were accounted for as acquisitions of a business under SFAS No. 141, “Standards of Accounting for Business Combinations.” The goodwill related to the above two purchases represents the only changes to the Company’s recorded goodwill during the first and second fiscal quarters of 2006.

The following unaudited pro forma summary financial information summarizes the estimated combined results of operations of the Company, ASCI and CSSL assuming that the acquisitions of ASCI and CSSL had taken place on January 2, 2005. The unaudited pro forma combined results of operations were prepared on the basis of information provided to the Company by the former management of ASCI and CSSL and no representation is made by the Company with respect to the accuracy of such information. The pro forma combined results of operations reflect adjustments for interest expense, additional depreciation based on the fair market value of plant and equipment, amortization of identifiable intangibles and income tax expense.

The pro forma financial information presented below for the year ended December 31, 2005 includes the full year results for ASCI and CSSL, as adjusted for the items noted above. The pro forma financial information for the six months ended July 1, 2006 includes the results of ASCI from January 1, 2006 through April 30, 2006, as adjusted for the items noted above. Interim financial information for the six month periods ended July 1, 2006 and July 2, 2005 was not made available to the Company. Amounts are in thousands except per share amounts.

	Six Months Ended July 1, 2006	Year Ended December 31, 2005
Net sales	$79,684	$149,022
Net income	1,156	3,079
Basic earnings per share	.72	1.92
Diluted earnings per share	.72	1.89

The unaudited pro forma combined results of operations are not necessarily indicative of, and do not purport to represent, what the Company’s results of operations or financial condition actually would have been had the acquisitions been made as of January 2, 2005. Due to competitive conditions, the Company does not expect to retain all of the concrete volume or market share previously attained by ASCI.

8.               Identifiable intangible assets as of July 1, 2006 consisted of five amortizable non-compete agreements, including the non-compete agreements related to CSSL acquired during the first fiscal quarter of 2006 and the purchase of certain assets of a concrete producer in Colorado Springs during the second fiscal quarter of 2006 (see Note 7). The non-compete agreements were carried at $1,104,000, net of $1,396,000 accumulated amortization. The pre-tax amortization expense for intangible assets during the quarter ended July 1, 2006 was $63,000. Based upon the intangible assets recorded on the balance sheet at July 1, 2006, amortization expense for the next five years is estimated to be as follows: 2006 — $277,000, 2007 — $233,000, 2008 — $220,000, 2009 — $220,000, and 2010 — $195,000.

9.               The interest rate swap agreement is reported consistent with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related amendment, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” which require recognition of derivatives as either assets or liabilities and measurement at fair value. The change in accumulated other comprehensive income net of taxes from January 1, 2006 to July 1, 2006 was as follows (amounts in thousands):

Balance at January 1, 2006	$6
Comprehensive income, net of tax of $1	3
Balance at April 1, 2006	9
Comprehensive loss, net of tax of $0	(1)
Balance at July 1, 2006	$8

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis gives effect to the restatement discussed in Note 6.

Company Overview

The Company operates in four reportable segments within its two principal industry groups; the Heating and Cooling segment and the Evaporative Cooling segment in the HVAC industry group and the Concrete, Aggregates and Construction Supplies segment and the Door segment in the Construction Products industry group.

The Heating and Cooling segment produces and sells gas-fired wall furnaces, console heaters and fan coils from the Company’s wholly-owned subsidiary, Williams Furnace Co. of Colton, California. The Evaporative Cooling segment produces and sells evaporative coolers from the Company’s wholly-owned subsidiary, Phoenix Manufacturing, Inc. of Phoenix, Arizona. Concrete, Aggregates and Construction Supplies are offered from numerous locations along the Front Range of Colorado operated by the Company’s wholly-owned subsidiaries Castle Concrete Company and Transit Mix Concrete Co. (TMC), of Colorado Springs, Transit Mix of Pueblo, Inc. of Pueblo and Rocky Mountain Ready Mix Concrete, Inc. of Denver.

Doors are fabricated and sold along with the related hardware from the Company’s wholly-owned subsidiary, McKinney Door and Hardware, Inc. (MDHI) of Pueblo, Colorado.

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

As expected, the Company’s cash flow during the first six months of 2006 was negative due to the seasonality of sales, production schedules and the sales dating programs related to the evaporative cooler product line. Operations used $2,183,000 of cash compared to the $2,568,000 of cash used during the first six months of 2005. The improved cash flow was primarily due to the improved operating income as discussed below. Changes in working capital accounts largely offset each other when comparing the first six months of 2006 to the comparable 2005 period.

On January 1, 2006 the Company purchased the assets of CSSL, a company in Colorado Springs offering electronic access and locking capabilities, for $352,000 in cash. The assets were acquired by MDHI in the Door segment. The preliminary purchase price allocation included $100,000 of goodwill and $100,000 for a non-compete agreement. On June 30, 2006 the Company purchased certain assets of a concrete producer in Colorado Springs for $2,100,000 of cash and a $1,000,000 Note. The assets were acquired by TMC in the Concrete, Aggregates and Construction Supplies segment. The preliminary purchase price allocation included $965,000 of goodwill, $300,000 for a non-compete agreement and $100,000 for a restriction of use agreement. The $3,609,000 of capital expenditures, primarily for the Concrete, Aggregates and Construction Supplies segment, consisted primarily of routine equipment replacements.

As more fully discussed in Note 5, the principal amount of the term loan was increased by $5 million. Approximately $2.1 million of the proceeds were used to fund the purchase of certain assets of a concrete producer in Colorado Springs discussed above. The balance of the additional term loan proceeds will be used for business expansion. Scheduled debt repayments are automatically withdrawn from our account by the bank. All scheduled debt repayments for the first six months of 2006 and 2005 have been made as of the filing of this report on Form 10-Q, however, the second $500,000 payment for 2006 was not withdrawn from our account until after the close of the Company’s second fiscal quarter.

As expected, the Company continued to borrow against its revolving credit facility during the 2006 second quarter. During the first six months of 2006, the highest amount of Company borrowings outstanding under the revolving credit agreement was $4,500,000 and the average amount outstanding was $1,334,000.

The Company believes that anticipated cash flow from operations, supplemented by seasonal borrowings against the revolving line of credit, (of which $1,000,000 was outstanding at July 1, 2006) will be sufficient to cover expected cash needs, including servicing debt and planned capital expenditures for at least the next twelve months.

Operations — Comparison of Quarter Ended July 1, 2006 to Quarter Ended July 2, 2005

Historically, the Company has experienced improved operating results during the second quarter as sales in the Concrete, Aggregates and Construction Supplies segment increase due to weather more conducive to construction activity. The 2006 operating results were consistent with this trend. Consolidated sales during the second quarter of 2006 were $43,704,000 compared to $38,273,000 in the second quarter of 2005.

All segments except Heating and Cooling reported increased sales for the quarter lead by a 19.6% increase from the Concrete, Aggregates and Construction Supplies segment. Cost of sales as a percentage of sales increased slightly form 79.9% to 80.0% due to narrower margins in the Heating and Cooling segment. Selling and administrative costs decreased both in amount and as a percentage of sales. The reduction was primarily due to the continuing consolidation of functions in the Concrete, Aggregates and Construction Supplies segment into the Colorado Springs office and the timing of some contributions at the Corporate office. The resulting operating income of $2,376,000 exceeded the $1,302,000 reported for the second quarter of 2005.

Interest expense increased from $159,000 for the second quarter of 2005 to $202,000 in the 2006 quarter due to increased average debt and higher interest rates.

A discussion of operations by segment follows.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products group for the quarters ended July 1, 2006 and July 2, 2005 (amounts in thousands):

	Concrete, Aggregates and Construction Supplies	Doors
Quarter ended July 1, 2006
Revenues from external customers	$27,121	$2,278
Segment operating income	3,110	157
Operating income as a percent of sales	11.5%	6.9%
Segment assets as of July 1, 2006	$56,857	$3,507
Return on assets	5.5%	4.5%

Quarter ended July 2, 2005
Revenues from external customers	$22,671	$1,704
Segment operating income	1,836	31
Operating income as a percent of sales	8.1%	1.8%
Segment assets as of July 2, 2005	$49,001	$3,092
Return on assets	3.7%	1.0%

Concrete, Aggregates and Construction Supplies Segment

Sales in the Concrete, Aggregates and Construction Supplies segment for the second quarter of 2006 increased 19.6% over the prior year’s comparable quarter as a result of increased volume and improved pricing. Concrete and aggregates volumes improved as construction activity remained relatively strong along the Front Range of Colorado. The increase in concrete volume was primarily due to two large jobs in the southern section of our service area. Concrete pricing improved during the second quarter of 2006 although the increases were again largely instituted to offset increased cement and fuel costs. Cement supplies remained tight during the second quarter of 2006; however, we were able to obtain sufficient quantities to service our customers. Construction supplies sales volume improved in the second quarter of 2006 compared to the second quarter of 2005.

Operating income improved in the 2006 quarter over the 2005 quarter as a result of the increase in volumes, pricing increases that slightly outpaced increased costs, primarily in the Denver area, and delivery efficiencies on the two large concrete jobs noted above. A reduction in selling and administrative costs during the second quarter of 2006 compared to the 2005 quarter also contributed to the improved operating income. These reductions were achieved through the continuing consolidation of functions into the Colorado Springs office. As a result, both operating income as a percent of sales and return on assets improved in the 2006 quarter over the prior year’s quarter.

Door Segment

Sales during the second quarter of 2006 in the Door segment increased $574,000 over the comparable 2005 quarter. Sales from the recently acquired electronic access product line and some sales price increases contributed to the added sales volume. In addition, last year’s second quarter sales were weakened by customer requests to delay shipment on some jobs until later in the year.

Operating income improved from $31,000 during the second quarter of 2005 to $157,000 for the 2006 quarter as a result of the higher sales volume and increased prices. Selling and administrative costs increased during the 2006 quarter but declined as a percentage of sales when compared to the 2005 quarter primarily due to the increased sales in the 2006 quarter and the unusually low sales level of the 2005 quarter as noted above. As a result, both operating income as a percent of sales and return on assets improved in the 2006 quarter from the prior year’s quarter.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products group for the quarters ended July 1, 2006 and July 2, 2005 (amounts in thousands):

	Heating and Cooling	Evaporative Cooling
Quarter ended July 1, 2006
Revenues from external customers	$5,045	$9,171
Segment operating (loss) income	(354)	358
Operating (loss) income as a percent of sales	(7.0)%	3.9%
Segment assets as of July 1, 2006	$17,418	$14,563
Return on assets	(2.0)%	2.5%

Quarter ended July 2, 2005
Revenues from external customers	$5,236	$8,576
Segment operating income	120	318
Operating income as a percent of sales	2.3%	3.7%
Segment assets as of July 2, 2005	$15,609	$16,066
Return on assets	.8%	2.0%

Heating and Cooling Segment

Sales in the Heating and Cooling segment were $5,045,000 for the second quarter of 2006, a decrease of $191,000, or 3.6%, from the comparable 2005 quarter. Lower furnace volume was responsible for the decrease as strong sales in March resulted in lower sales volume in April and May. Cost of sales as a percentage of sales increased during the second quarter of 2006 as compared to the comparable quarter of 2005 due to pricing decisions made to retain a national home center account. Fan coil volume improved as the restructured sales representative network began to take hold. Pricing improved slightly primarily in response to higher material costs.

Operating income declined from $120,000 during the second quarter of 2005 to a loss of $354,000 for the 2006 quarter as a result of the lower sales volume, narrower margins and increased selling and administrative expenses. Selling and administrative expenses were higher due to the addition of personnel in the sales and engineering departments and the opening of a sales and service center in Oklahoma City, Oklahoma. As a result, both operating income as a percent of sales and return on assets declined in the 2006 quarter from the prior year’s quarter.

Evaporative Cooling Segment

Sales in the Evaporative Cooling segment increased $595,000, or 6.9%, during the second quarter of 2006 over the comparable 2005 quarter. Hot, dry weather in the markets served prompted the improved sales.

Operating income improved slightly during the 2006 quarter due to the increased sales volume as cost of sales as a percentage of sales remained relatively constant compared to the 2005 second quarter. Depreciation and amortization and selling and administrative expenses increased modestly during the 2006 quarter but declined as a percentage of sales compared to the first quarter of 2005. As a result, both operating income as a percent of sales and return on assets improved in the 2006 quarter from the prior year’s quarter.

Operations — Comparison of Six Months Ended July 1, 2006 to Six Months Ended July 2, 2005

Consolidated sales during the first half of 2006 were $77,388,000 compared to $68,030,000 during the first half of 2005. All segments reported increased sales for the six months ended July 1, 2006 compared to the six months ended July 2, 2005 lead by a 19.0% increase from the Concrete, Aggregates and Construction Supplies segment. Cost of sales as a percentage of sales was largely unchanged between the two six month periods. Selling and administrative costs increased, however they declined as a percentage of sales. The resulting operating income of $1,956,000 exceeded the $964,000 reported for the first six months of 2005.

A discussion of operations by segment follows.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products group for the six months ended July 1, 2006 and July 2, 2005 (amounts in thousands):

	Concrete, Aggregates and Construction Supplies	Doors
Six Months ended July 1, 2006
Revenues from external customers	$47,206	$4,417
Segment operating income	3,110	295
Operating income as a percent of sales	6.6%	6.7%
Segment assets as of July 1, 2006	$56,857	$3,507
Return on assets	5.5%	8.4%

Six Months ended July 2, 2005
Revenues from external customers	$39,681	$3,672
Segment operating income	1,471	260
Operating income as a percent of sales	3.7%	7.1%
Segment assets as of July 2, 2005	$49,001	$3,092
Return on assets	3.0%	8.4%

Concrete, Aggregates and Construction Supplies Segment

Sales in the Concrete, Aggregates and Construction Supplies segment for the first six months of 2006 increased 19.0% over the prior year’s comparable period due to the reasons noted above and favorable weather during the first quarter of 2006.

Operating income improved to $3,110,000 during the 2006 period from $1,471,000 for the 2005 period due to the improved margins and reduction of selling and administrative costs as a percentage of sales discussed above. As a result, both operating income as a percent of sales and return on assets improved for the six months ended July 1, 2006 compared to the six months ended July 2, 2005.

Door Segment

Sales in the Door segment for the first six months of 2006 increased $745,000 over the comparable 2005 period due to reasons noted above. Sales from the recently acquired electronic access product line contributed to the added sales volume for the entire six month period in 2006.

Operating income improved from $260,000 during the first half of 2005 to $295,000 for the 2006 period chiefly due to the improved results of the second quarter of 2006 over the comparable 2005 quarter as discussed above. The operating income for the first quarter of 2006 lagged the 2005 first quarter results due to tighter margins resulting from pricing decisions made in response to more competitive bidding on available jobs and slight increases in both depreciation and selling and administrative costs. As a result, operating income as a percent of sales declined while the return on assets was unchanged in the six months ended July 1, 2006 compared to the six months ended July 2, 2005.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products group for the six months ended July 1, 2006 and July 2, 2005 (amounts in thousands):

	Heating and Cooling	Evaporative Cooling
Six Months ended July 1, 2006
Revenues from external customers	$11,631	$13,959
Segment operating (loss) income	(149)	331
Operating (loss) income as a percent of sales	(1.3)%	2.4%
Segment assets as of July 1, 2006	$17,418	$14,563
Return on assets	(.9)%	2.3%

Six Months ended July 2, 2005
Revenues from external customers	$11,473	$13,032
Segment operating income	722	310
Operating income as a percent of sales	6.3%	2.4%
Segment assets as of July 2, 2005	$15,609	$16,066
Return on assets	4.6%	1.9%

Heating and Cooling Segment

Sales in the Heating and Cooling segment increased $158,000, or 1.4%, during the first six months of 2006 over the comparable 2005 period. Furnace volume was slightly higher as first quarter sales remained strong through March then declined resulting in little change for the first six months of 2006 compared to the first six months of 2005. Similarly, lower fan coil volume during the first quarter of 2006 blunted the increased sales of the second quarter resulting in a slight increase in sales for the first six months of 2006 compared to the first six months of 2005. The lower fan coil volume of the first quarter of 2006 was attributed to the restructuring of the sales representative network over the prior six months which caused some short-term disruption in bidding on jobs.

Operating income declined from $722,000 during the first six months of 2005 to a loss of $149,000 for the 2006 period. The decrease was the result of lower margins due to the pricing decisions discussed above and higher material costs not fully recaptured by higher selling prices, and increased selling and administrative expenses.  Selling and administrative costs were higher due to the above noted addition of personnel and opening of a sales and service center in Oklahoma City, Oklahoma. As a result, both operating income as a percent of sales and the return on assets declined for the first six months of 2006 from the prior year’s period.

Evaporative Cooling Segment

Sales in the Evaporative Cooling segment increased $927,000, or 7.1%, during the first six months of 2006 over the comparable 2005 period. Hot, dry weather in the markets served prompted the improved sales.

The operating profit grew modestly from $310,000 during the first six months of 2005 to $331,000 for the first six months of 2006. Cost of sales as a percentage of sales increased slightly in 2006 due to a decrease in labor efficiency, principally the result of the using more temporary workers, and increased supervision and maintenance costs. Depreciation and amortization and selling and administrative expenses, although modestly higher during the first six months of 2006 compared to the 2005 period, declined as a percentage of sales. As a result, operating income as a percent of sales was unchanged. The return on assets improved for the 2006 period largely due to a decrease in segment assets resulting from lower inventory levels at July 1, 2006.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of July 1, 2006 and December 31, 2005 and affect the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates.

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

In November 2004, SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4,” was issued which amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material.  Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current -period charges regardless of whether they meet the criteria of “so abnormal” as stated in ARB No. 43.  Additionally, SFAS 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS 151 is effective for fiscal years beginning after June 1, 2005.  The Company adopted this standard in the first quarter of fiscal 2006 and such adoption did not have a material impact on its consolidated results of operations, cash flows or financial condition.

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

In June 2006 FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” was issued which clarifies the application of SFAS No. 109, “Accounting for Income Taxes” by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in financial statements. In addition to recognition, Interpretation No. 48 provides guidance on measurement, derecognition, classification and disclosure of tax positions. Interpretation No. 48 is effective for fiscal years beginning after

December 15, 2006, with earlier adoption permitted as of the beginning of a fiscal year for which annual or interim financial statements have not yet been issued. The Company has not had sufficient time to evaluate what impact Interpretation No. 48 might have on the Company’s consolidated results of operations or financial condition.

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

Item 3.                          Quantitative And Qualitative Disclosures About Market Risk

There have been no material changes in the market risks that the Company is exposed to since those discussed in the Company’s 2005 Annual Report on Form 10-K. At July 1, 2006, the amount subject to the interest rate swap agreement was $3,000,000. Also see Note 9 to the quarterly financial statements above.

Item 4.                          Controls and Procedures

(a)  Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 1, 2006. Based on that evaluation, they have concluded that the Company’s disclosure controls and procedures as of such date are effective and are reasonably designed to ensure that all material information relating to the Company (including its subsidiaries) required to be disclosed in this quarterly report is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)  Changes in Internal Control Over Financial Reporting.

As of July 1, 2006, the Company has corrected the material weakness disclosed in its Form 10-K for the fiscal year ended December 31, 2005, regarding the Company’s design of internal control over financial reporting with respect to its lack of a process to evaluate all relevant information specified in Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131) to ensure that its segment reporting included in the Notes to the Consolidated Financial Statements is presented in accordance with SFAS 131. To address this material weakness, the Company designed and implemented a process during the second quarter in which the Company’s Chief Financial Officer and Chief Accounting Officer discuss, evaluate and analyze changes in internal management reporting, economic characteristics and other factors specified in SFAS 131 as they occur to determine whether any of the changes affect segment reporting on a quarterly basis in accordance with SFAS 131. There have been no other significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as described above.

PART II—OTHER INFORMATION

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases made by the Company of its common stock to become treasury stock for the period April 2 through July 1, 2006.

On January 19, 1999, the Company initiated purchases under the current open-ended program to repurchase its common stock. Purchases are made on the open market or in block trades at the discretion of management. The dollar amount authorized for the program has been periodically increased by the Board of Directors and approved by the Company’s two banks as required by the Company’s Revolving Credit and Term Loan Agreement. The June 28, 2005 amendment to the Loan Agreement provides that the Company may make purchases of its own stock in an amount not to exceed $1,438,000, separate from purchases made in connection with the 2005 tender offer and the exercise of cash-less stock options. At July 1, 2006, the maximum dollar value of shares that may yet be purchased under the program was $1,418,942.

Item 6. Exhibits

Exhibits Exhibit No.	Description
31.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and Rule 13a-14(d)/15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and Rule 13a-14(d)/15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION

Date:	August 15, 2005	By:	/s/ Joseph J. Sum
Joseph J. Sum, Vice President and Chief Financial Officer