Form 10-Q
period 2006-09-30
CONTINENTAL MATERIALS CORP
filed 2006-11-13
CIK 24104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act).

Yes  ☐   No  ☒

Number of common shares outstanding at November 8, 2006	1,605,461

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

CONTINENTAL MATERIALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 and DECEMBER 31, 2005
(Unaudited)
 (000’s omitted except share data)

	SEPTEMBER 30,	DECEMBER 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$2,614	$6,829
Receivables, net	23,526	17,678
Receivable for insured losses	1,708	1,718
Inventories:
Finished goods	8,420	7,650
Work in process	1,834	1,907
Raw materials and supplies	8,777	7,898
Prepaid expenses	4,628	3,910
Total current assets	51,507	47,590

Property, plant and equipment, net	32,202	28,844

Goodwill	8,439	7,374
Non-compete agreements	1,023	728
Other assets	2,236	2,524

	$95,407	$87,060

LIABILITIES
Current liabilities:
Current portion of long-term debt	$2,000	$2,000
Accounts payable and accrued expenses	19,109	15,748
Liability for unpaid claims covered by insurance	1,708	1,718
Income taxes	539	342
Total current liabilities	23,356	19,808

Long-term debt	13,500	10,000
Deferred income taxes	3,681	3,681
Other long-term liabilities	1,908	2,264

SHAREHOLDERS’ EQUITY
Common shares, $0.25 par value; authorized
3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,830	1,830
Retained earnings	66,989	65,331
Accumulated other comprehensive gains net of tax of $1 and $3 (interest rate swap adjustments)	3	6
Treasury shares, 968,803, at cost	(16,503)	(16,503)
	52,962	51,307

	$95,407	$87,060

See accompanying notes

CONTINENTAL MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, RETAINED EARNINGS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND OCTOBER 1, 2005
(Unaudited)
(000’s omitted except per-share amounts)

	SEPTEMBER 30,	OCTOBER 1,
	2006	2005

Sales	$40,924	$36,415

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	33,731	29,325
Depreciation, depletion and amortization	1,212	1,201
Selling and administrative	5,113	4,337

Gain on disposition of property and equipment	47	—
	40,009	34,863

Operating income	915	1,552

Interest expense	(250)	(225)
Other income, net	137	37

Income before income taxes	802	1,364

Provision for income taxes	273	326

Net income	529	1,038

Retained earnings, beginning of period	66,460	63,230

Retained earnings, end of period	$66,989	$64,268

Basic earnings per share	$.33	$.66

Average shares outstanding	1,605	1,563

Diluted earnings per share	$.33	$.65

Average shares outstanding	1,605	1,596

Comprehensive income:
Net income	$529	$1,038
Comprehensive (loss) income from interest rate swap, net of tax of $(3) and $2	(5)	18
	$524	$1,056

See accompanying notes

CONTINENTAL MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND OCTOBER 1, 2005
(Unaudited)
(000’s omitted except per-share amounts)

	SEPTEMBER 30,	OCTOBER 1,
	2006	2005

Sales	$118,312	$104,445

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	96,669	84,668
Depreciation, depletion and amortization	3,651	3,632
Selling and administrative	15,314	13,744

Gain on disposition of property and equipment	193	115
	115,441	101,929

Operating income	2,871	2,516

Interest expense	(548)	(515)
Other income, net	189	107

Income before income taxes	2,512	2,108

Provision for income taxes	854	413

Net income	1,658	1,695

Retained earnings, beginning of period	65,331	62,573

Retained earnings, end of period	$66,989	$64,268

Basic earnings per share	$1.03	$1.06

Average shares outstanding	1,605	1,601

Diluted earnings per share	$1.03	$1.03

Average shares outstanding	1,605	1,643

Comprehensive income:
Net income	$1,658	$1,695
Comprehensive (loss) income from interest rate swap, net of tax of $(2) and $41	(3)	65
	$1,655	$1,760

See accompanying notes

CONTINENTAL MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND OCTOBER 1, 2005
(Unaudited)
(000’s omitted)

	SEPTEMBER 30, 2006	OCTOBER 1, 2005

Net cash (used in) provided by operating activities	$(274)	$2,869

Investing activities:
Cash paid for acquisitions of assets of certain businesses	(2,452)	—
Capital expenditures	(5,036)	(3,239)
Proceeds from sale of property and equipment	214	130
Net cash used in investing activities	(7,274)	(3,109)

Financing activities:
Long-term borrowings	5,000	5,000
Repayment of long-term debt	(1,500)	(1,500)
Payment on note issued for acquisition	(167)	—
Proceeds from exercise of stock options	—	488
Payment to acquire treasury stock	—	(4,079)
Net cash provided by (used in) financing activities	3,333	(91)

Net decrease in cash and cash equivalents	(4,215)	(331)
Cash and cash equivalents:
Beginning of period	6,829	2,828

End of period	$2,614	$2,497

Supplemental disclosures of cash flow items:
Cash paid during the nine months for:
Interest	$734	$626
Income taxes	656	573
Supplemental disclosures of noncash investing and financing activities
Note issued as partial consideration for ASCI purchase	$1,000	$—
Value of shares tendered as payment related to exercise of stock options	—	93

See accompanying notes

CONTINENTAL MATERIALS CORPORATION
SECURITIES AND EXCHANGE COMMISSION FORM 10-Q
NOTES TO THE QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED SEPTEMBER 30, 2006
(Unaudited)

1.               The unaudited interim condensed consolidated financial statements included herein are prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual consolidated financial statements have been omitted. The interim condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K. For reasons more fully discussed in Note 6, the segment information for the third quarter of 2005 has been restated. In the opinion of management, the condensed consolidated financial statements includes all adjustments (none of which were other than normal recurring adjustments) necessary for a fair statement of the results for the interim periods.

2.               The provision for income taxes for the quarter ended September 30, 2006 of 34% is the same as the estimated effective rate of 34% for the year.

3.               Operating results for the first nine months of 2006 are not necessarily indicative of performance for the entire year. Historically, sales of the Evaporative Cooling segment are higher in the first and second quarters, sales of the Concrete, Aggregates and Construction Supplies segment are higher in the second and third quarters and sales of the Heating and Cooling segment are higher in the third and fourth quarters. Sales of the Door segment have not shown strong seasonal fluctuations in recent years.

4.               The following is a reconciliation of the calculation of basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2006 and October 1, 2005 (amounts in thousands except per-share data).

	Three months ended			Nine months ended
	Income	Shares	Per-share earnings	Income	Shares	Per-share earnings
September 30, 2006
Basic EPS	$529	1,605	$.33	$1,658	1,605	$1.03
Effect of dilutive options	—	—		—	—
Diluted EPS	$529	1,605	$.33	$1,658	1,605	$1.03

October 1, 2005
Basic EPS	$1,038	1,563	$.66	$1,695	1,601	$1.06
Effect of dilutive options	—	33		—	42
Diluted EPS	$1,038	1,596	$.65	$1,695	1,643	$1.03

5.               On June 8, 2006, the Company entered into the Fourth Amendment to Revolving Credit and Term Loan Agreement amending the Company’s existing Credit Agreement. The Fourth Amendment increased the principal amount of the term loan portion of the Credit Agreement by $5,000,000 and increased the revolving credit facility by $5,000,000. With the increase in the term loan and revolving credit amounts, the total loan commitment, at the time of the signing, was $31,500,000. At the filing date of this Form 10-Q, the commitment had been reduced to $30,500,000 due to term loan repayments of $1,000,000, as scheduled.

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

The following table presents information about reported segments for the nine month and three month periods ended September 30, 2006 and October 1, 2005 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands except in footnotes):

	Construction Products			HVAC Products
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Other	Total
2006
Nine Months
Revenues from external customers	$74,442	$6,816	$81,258	$18,628	$18,163	$36,791	$5	$258	$118,312
Depreciation, depletion and amortization	2,748	101	2,849	296	450	746	56	—	3,651
Operating income (loss)	5,179	504	5,683	(570)	250	(320)	(2,573)	81	2,871
Segment assets	57,547	3,412	60,959	19,660	10,048	29,708	4,677	63	95,407
Capital expenditures (a)	6,388	70	6,458	158	207	365	2	—	6,825
Three Months
Revenues from external customers	$27,236	$2,399	$29,635	$6,997	$4,204	$11,201	$2	$86	$40,924
Depreciation, depletion and amortization	912	34	946	98	150	248	18	—	1,212
Operating income (loss)	2,069	209	2,278	(421)	(81)	(502)	(888)	27	915
Segment assets	57,547	3,412	60,959	19,660	10,048	29,708	4,677	63	95,407
Capital expenditures	1,321	5	1,326	56	45	101	—	—	1,427

(a)                                  Capital expenditures for the Concrete, Aggregates and Construction Supplies segment include $1.735 million purchased on June 30, 2006 as part of the purchase of certain assets of ASCI, a concrete producer in Colorado Springs. Capital expenditures for the Door segment include $54 thousand purchased on January 1, 2006 as part of the purchase of the assets of Colorado State Safe & Lock Co. (CSSL). Also see Note 7.

	Construction Products				HVAC Products
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products (a)	Heating and Cooling	Evaporative Cooling	Combined HVAC Products (a)	Unallocated Corporate	Other	Total
2005
Nine Months as restated
Revenues from external customers	$62,383	$6,428	$68,811	$18,428	$16,948	$35,376	$—	$258	$104,445
Depreciation, depletion and amortization	2,709	68	2,777	357	432	789	66	—	3,632
Operating income (loss)	2,884	620	3,504	1,275	261	1,536	(2,594)	70	2,516
Segment assets (b)	47,180	2,914	50,094	16,986	12,544	29,530	7,373	63	87,060
Capital expenditures	2,354	29	2,383	170	365	535	321	—	3,239
Three Months as restated
Revenues from external customers	$22,702	$2,756	$25,458	$6,955	$3,916	$10,871	$—	$86	$36,415
Depreciation, depletion and amortization	902	24	926	108	144	252	23	—	1,201
Operating income (loss)	1,413	360	1,773	553	(49)	504	(752)	27	1,552
Segment assets (b)	47,180	2,914	50,094	16,986	12,544	29,530	7,373	63	87,060
Capital expenditures	1,114	—	1,114	83	67	150	29	—	1,293

(a)          Columns for 2005 represent the segments as reported in the Form 10-Q for the period ended October 1, 2005.

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

On June 30, 2006 the Company purchased certain assets of ASCI, a concrete producer in Colorado Springs for $2,100,000 of cash and a $1,000,000 Note. The assets were acquired by TMC in the Concrete, Aggregates and Construction Supplies segment. The preliminary purchase price allocation included $1,735,000 of plant and equipment, $965,000 of goodwill, $300,000 for a non-compete agreement and $100,000 for a restriction of use agreement. The non-compete and the restriction of use agreements are being amortized over their terms of five years and ten years, respectively.

Both purchases were accounted for as acquisitions of a business under SFAS No. 141, “Standards of Accounting for Business Combinations.” The goodwill related to the above two purchases represents the only changes to the Company’s recorded goodwill during 2006.

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

The pro forma financial information presented below for the year ended December 31, 2005 includes the full year results for ASCI and CSSL, as adjusted for the items noted above. The pro forma financial information for the nine months ended September 30, 2006 includes the results of ASCI from January 1, 2006 through April 30, 2006, as adjusted for the items noted above. ASCI’s interim financial information for May and June of 2006 were not made available to the Company. Amounts are in thousands except per share amounts.

	Nine Months Ended September 30, 2006	Year Ended December 31, 2005
Net sales	$120,608	$149,022
Net income	1,685	3,079
Basic earnings per share	1.05	1.92
Diluted earnings per share	1.05	1.89

The unaudited pro forma combined results of operations are not necessarily indicative of, and do not purport to represent, what the Company’s results of operations or financial condition actually would have been had the acquisitions been made as of January 2, 2005. Due to competitive conditions, the Company did not expect to, and has not, retained all of the concrete volume or market share previously attained by ASCI.

8.               Identifiable intangible assets as of September 30, 2006 consisted of five amortizable non-compete agreements, including the non-compete agreements related to CSSL acquired during the first fiscal quarter of 2006 and the purchase of ASCI during the second fiscal quarter of 2006 (see Note 7). The non-compete agreements were carried at $1,023,000, net of $1,477,000 accumulated amortization. The pre-tax amortization expense for intangible assets during the quarter ended September 30, 2006 was $81,000. Based upon the intangible assets recorded on the balance sheet at September 30, 2006, amortization expense for the next five years is estimated to be as follows: 2006 — $277,000, 2007 — $233,000, 2008 — $220,000, 2009 — $220,000, and 2010 — $195,000.

9.               The interest rate swap agreement is reported consistent with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related amendment, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” which require recognition of derivatives as either assets or liabilities and measurement at fair value. The change in accumulated other comprehensive income net of taxes from January 1, 2006 to September 30, 2006 was as follows (amounts in thousands):

Balance at January 1, 2006	$6
Comprehensive income, net of tax of $1	3
Balance at April 1, 2006	9
Comprehensive loss, net of tax of $0	(1)
Balance at July 1, 2006	8
Comprehensive loss, net of tax of $(3)	(5)
Balance at September 30, 2006	$3

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

As expected, the Company’s cash flow from operations during the quarter ended September 30, 2006 was positive ($1,909,000) allowing the payoff of the revolving credit facility balance. The seasonality of sales, production schedules and the sales dating programs related to the evaporative cooler product line have historically produced strong cash flow in the third quarter of each year. For the nine months ended September 30, 2006, operations used $274,000 of cash compared to the $2,869,000 of cash provided during the first nine months of 2005. The decline in cash flow was primarily due to a significant increase in receivables ($3,974,000 relative to year-end) resulting from the increase in sales of $4,509,000 during the third quarter of 2006 as compared to the 2005 quarter.

On January 1, 2006 the Company purchased the assets of CSSL, a company in Colorado Springs offering electronic access and locking capabilities, for $352,000 in cash. The assets were acquired by MDHI in the Door segment. The purchase price allocation included $100,000 of goodwill and $100,000 for a non-compete agreement. On June 30, 2006 the Company purchased certain assets of ASCI, a concrete producer in Colorado Springs, for $2,100,000 of cash and a $1,000,000 Note (remaining balance due on the Note at September 30, 2006 is $833,000). The assets were acquired by TMC in the Concrete, Aggregates and Construction Supplies segment. The preliminary purchase price allocation included $965,000 of goodwill, $300,000 for a non-compete agreement and $100,000 for a restriction of use agreement. The $5,036,000 of capital expenditures, primarily for the Concrete, Aggregates and Construction Supplies segment, consisted primarily of routine equipment replacements.

As more fully discussed in Note 5, the principal amount of the term loan was increased by $5 million. Approximately $2.1 million of the proceeds were used to fund the purchase of ASCI discussed above. The balance of the additional term loan proceeds will be used for business expansion. Scheduled debt repayments of $1,500,000 were made during the first nine months of 2006.

As expected, the Company paid off its revolving credit facility during the 2006 third quarter. During the first nine months of 2006, the highest amount of Company borrowings outstanding under the revolving credit agreement was $4,500,000 and the average amount outstanding was $900,000.

The Company believes that anticipated cash flow from operations, supplemented by seasonal borrowings against the revolving line of credit, (which was unused at September 30, 2006) will be sufficient to cover expected cash needs, including servicing debt and planned capital expenditures for at least the next twelve months.

Operations — Comparison of Quarter Ended September 30, 2006 to Quarter Ended October 1, 2005

Historically, the Company has experienced strong operating results during the third quarter as sales in the Concrete, Aggregates and Construction Supplies segment peak due to weather more conducive to construction activity. The 2006 operating results were consistent with this trend. Consolidated sales during the third quarter of 2006 were $40,924,000 compared to $36,415,000 in the third quarter of 2005.

All segments except Door reported increased sales for the quarter lead by a 20.0% increase from the Concrete, Aggregates and Construction Supplies segment. Cost of sales as a percentage of sales increased from 80.5% to 82.4% due to narrower margins principally in the Heating and Cooling and Evaporative Cooling segments. Increased copper, aluminum and steel costs were the predominant reasons for the decline in margins. Selling and administrative costs increased in all segments both in amount and as a percentage of sales except for the Concrete, Aggregates and Construction Supplies segment where the expenses as a percentage of sales declined. Sales and administrative costs were significantly higher in the Heating and Cooling segment. The reasons for the changes in these costs are discussed by segment, below. The resulting operating income of $915,000 trailed the $1,552,000 reported for the third quarter of 2005.

Interest expense increased from $225,000 for the third quarter of 2005 to $250,000 in the 2006 quarter due to increased average debt and higher interest rates.

A discussion of operations by segment follows.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products group for the quarters ended September 30, 2006 and October 1, 2005 (amounts in thousands):

	Concrete, Aggregates and Construction Supplies	Doors
Quarter ended September 30, 2006
Revenues from external customers	$27,236	$2,399
Segment operating income	2,069	209
Operating income as a percent of sales	7.6%	8.7%
Segment assets as of September 30, 2006	$57,547	$3,412
Return on assets	3.6%	6.1%

Quarter ended October 1, 2005
Revenues from external customers	$22,702	$2,756
Segment operating income	1,413	360
Operating income as a percent of sales	6.2%	13.1%
Segment assets as of October 1, 2005	$49,101	$4,018
Return on assets	2.9%	9.0%

Concrete, Aggregates and Construction Supplies Segment

Sales in the Concrete, Aggregates and Construction Supplies segment for the third quarter of 2006 increased 20.0% over the prior year’s comparable quarter as a result of increased volume and improved pricing. Concrete and aggregates volumes improved despite the beginning of a slowdown in construction activity along the Front Range of Colorado. The increase in our concrete volume was due to continuing work on three large jobs in the Pueblo area. Concrete pricing improved during the third quarter of 2006 although the increases were again largely instituted to offset increased cement and fuel costs. Cement supplies eased during the third quarter of 2006 as overall construction activity declined along the Front Range of Colorado. Construction supplies sales volume declined approximately 5.8% in the third quarter of 2006 compared to the third quarter of 2005. The decline reflects the slowdown in construction activity while also being affected by the timing of shipments.

Operating income improved in the 2006 quarter over the 2005 quarter as a result of the increase in volumes, pricing increases that slightly outpaced increased costs and delivery efficiencies on the three large concrete jobs noted above. Operating results for the aggregates operations during the 2006 quarter were depressed due to flooding of our two Arkansas River operations in July and a second flood at our Pueblo East pit in late August. Both were the result of heavy rains in the area. All expenses incurred to date to repair the damage and resume production have been expensed in operating expenses. Full recovery from the flood damage had not been completed as of the end of the quarter. Management is in the process of documenting the property and business losses to determine whether either of the claims will exceed our insurance policy deductibles. Selling and administrative costs increased during the third quarter of 2006 compared to the 2005 quarter due to sales increases; however these costs declined as a percentage of sales from 6.9% for the 2005 quarter to 6.2% for the 2006 quarter. The percentage decline was achieved through the continuing consolidation of administrative functions into the Colorado Springs office as well as the fixed nature of some expenses which did not increase proportionately to sales. As a result, both operating income as a percent of sales and return on assets improved in the 2006 quarter over the prior year’s quarter.

Door Segment

Sales during the third quarter of 2006 in the Door segment declined $357,000 from the comparable 2005 quarter primarily due to the timing of shipments as order backlog remains strong. Sales during a specific quarter can be heavily influenced by customer requests to either accelerate or delay shipments of jobs to better coincide with their own construction schedule.

Operating income declined from $360,000 during the third quarter of 2005 to $209,000 for the 2006 quarter as a result of the lower sales and increased costs of sales. Steel prices as well as pricing decisions in response to competitive conditions contributed to the decline in margin. Selling and administrative costs during the third quarter of 2006 remained relatively constant in terms of dollars as compared to the 2005 quarter; however they increased as a percentage of sales when compared to the 2005 quarter due to the decline in sales in the 2006 quarter. As a result, both operating income as a percent of sales and return on assets declined in the 2006 quarter from the prior year’s quarter.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products group for the quarters ended September 30, 2006 and October 1, 2005 (amounts in thousands):

	Heating and Cooling	Evaporative Cooling
Quarter ended September 30, 2006
Revenues from external customers	$6,997	$4,204
Segment operating income	(421)	(81)
Operating income as a percent of sales	(6.0)%	(1.9)%
Segment assets as of September 30, 2006	$19,660	$10,048
Return on assets	(2.1)%	(.8)%

Quarter ended October 1, 2005
Revenues from external customers	$6,955	$3,916
Segment operating income (loss)	553	(49)
Operating income as a percent of sales	8.0%	(1.3)%
Segment assets as of October 1, 2005	$17,808	$10,717
Return on assets	3.1%	(.5)%

Heating and Cooling Segment

Sales in the Heating and Cooling segment remained relatively constant during the third quarter of 2006 at $6,997,000 as compared to the 2005 quarter. An increase in fan coil sales was largely offset by lower furnace volume. Management believes the lower furnace volume is probably due to the timing of sales while the increase in fan coil volume is attributable to the Company’s restructuring of its sales representative network and the addition of internal sales and support staff. Cost of sales as a percentage of sales increased during the third quarter of 2006 as compared to the comparable quarter of 2005 due to pricing decisions made to retain a national home center account and increases in copper, aluminum and steel costs.

Operating income declined from $553,000 during the third quarter of 2005 to a loss of $421,000 for the 2006 quarter as a result of the narrower margins discussed above and increased selling and administrative expenses. Selling and administrative expenses were higher due to the addition of personnel in the sales and engineering departments and the opening of a sales and service center in Oklahoma City, Oklahoma. As a result, both operating income as a percent of sales and return on assets declined in the 2006 quarter compared to the prior year’s quarter.

Evaporative Cooling Segment

Sales in the Evaporative Cooling segment increased $288,000, or 7.4%, during the third quarter of 2006 over the comparable 2005 quarter. A shift of product mix to larger industrial units prompted the improved sales despite the overall decline in cooler unit volume.

The operating loss increased slightly during the 2006 quarter due to an increase in cost of sales as a percentage of sales attributable to higher material and utility costs. Selling and administrative expenses, primarily compensation costs, were reduced partially offsetting the effect of the rising material and utility costs on operating results. As a result, both operating income as a percent of sales and return on assets declined in the 2006 quarter compared to the prior year’s quarter.

Operations - Comparison of Nine Months Ended September 30, 2006 to Nine Months Ended October 1, 2005

Consolidated sales during the first nine months of 2006 were $118,312,000 compared to $104,445,000 during the first nine months of 2005. All segments reported increased sales for the nine months ended September 30, 2006 compared to the nine months ended October 1, 2005 lead by a 19.3% increase from the Concrete, Aggregates and Construction Supplies segment. Cost of sales as a percentage of sales increased during the nine months ended September 30, 2006 compared to the prior year’s period. Similar to the quarter’s results, the increase was due to higher copper, aluminum and steel costs in the Heating and Cooling, Evaporative Cooling and Door segments. Selling and administrative costs increased in dollars; however they declined as a percentage of sales. Operating results by segment are discussed below. Unallocated Corporate and Other operating results for 2006 remained unchanged from the prior year. The resulting operating income of $2,871,000 exceeded the $2,516,000 reported for the first nine months of 2005.

A discussion of operations by segment follows.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products group for the nine months ended September 30, 2006 and October 1, 2005 (amounts in thousands):

	Concrete, Aggregates and Construction Supplies	Doors
Nine Months ended September 30, 2006
Revenues from external customers	$74,442	$6,816
Segment operating income	5,179	504
Operating income as a percent of sales	7.0%	7.4%
Segment assets as of September 30, 2006	$57,547	$3,412
Return on assets	9.0%	14.8%

Nine Months ended October 1, 2005
Revenues from external customers	$62,383	$6,428
Segment operating income	2,884	620
Operating income as a percent of sales	4.6%	9.6%
Segment assets as of October 1, 2005	$49,101	$4,018
Return on assets	5.9%	15.4%

Concrete, Aggregates and Construction Supplies Segment

Sales in the Concrete, Aggregates and Construction Supplies segment for the first nine months of 2006 increased 19.3% over the prior year’s comparable period due to the reasons noted above and favorable weather during the first quarter of 2006.

Operating income improved to $5,179,000 during the 2006 period from $2,884,000 for the 2005 period due to the improved margins and reduction of selling and administrative costs as a percentage of sales as discussed above. The flooding, also discussed above, negatively impacted the overall results. As a result, both operating income as a percent of sales and return on assets improved for the nine months ended September 30, 2006 compared to the nine months ended October 1, 2005.

Door Segment

Sales in the Door segment for the first nine months of 2006 increased $388,000 over the comparable 2005 period primarily due to the electronic access product line acquired at the beginning of the 2006 year.

Operating income declined from $620,000 during the first nine months of 2005 to $504,000 for the 2006 period chiefly due to tighter margins resulting from higher steel prices and pricing decisions made in response to more competitive bidding on available jobs. Increases in both depreciation and selling and administrative costs also depressed operating income. As a result, operating income as a percent of sales declined in 2006 compared to the 2005 period. The return on assets was less affected by the decline in operating income as segment assets at September 30, 2006 were lower than the prior year’s balance as a result of a reduced receivables balance attributed to the timing of collections.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products group for the nine months ended September 30, 2006 and October 1, 2005 (amounts in thousands):

	Heating and Cooling	Evaporative Cooling
Nine Months ended September 30, 2006
Revenues from external customers	$18,628	$18,163
Segment operating (loss) income	(570)	250
Operating income as a percent of sales	(3.1)%	1.4%
Segment assets as of September 30, 2006	$19,660	$10,048
Return on assets	(2.9)%	2.5%

Nine Months ended October 1, 2005
Revenues from external customers	$18,428	$16,948
Segment operating income	1,275	261
Operating income as a percent of sales	6.9%	1.5%
Segment assets as of October 1, 2005	$17,808	$10,717
Return on assets	7.2%	2.4%

Heating and Cooling Segment

Sales in the Heating and Cooling segment increased $200,000, or 1.1%, during the first nine months of 2006 over the comparable 2005 period. While furnace volume was slightly lower during the first nine months of 2006, fan coil sales more than made up the difference. The reasons for the changes are the same as described in the discussion of the third quarter’s results, above.

Operating income declined from $1,275,000 during the first nine months of 2005 to a loss of $570,000 for the 2006 period. The decrease was the result of lower margins due to the pricing decisions made to retain a national home center account, higher copper, aluminum and steel material costs not fully recaptured by higher selling prices, and increased selling and administrative expenses.  Selling and administrative costs were higher due to the above noted addition of personnel and opening of a sales and service center in Oklahoma City, Oklahoma. As a result, both operating income as a percent of sales and the return on assets declined for the first nine months of 2006 from the prior year’s period.

Evaporative Cooling Segment

Sales in the Evaporative Cooling segment increased $1,215,000, or 7.2%, during the first nine months of 2006 over the comparable 2005 period. Hot, dry weather in the markets served prompted the improved sales. The change in product mix to larger industrial units during the third quarter also contributed to the improved sales.

The operating profit declined modestly from $261,000 during the first nine months of 2005 to $250,000 for the first nine months of 2006. Cost of sales as a percentage of sales increased in 2006 due to the higher

Materials costs and continued competitive pressures on selling prices discussed above. Selling and administrative expenses during 2006 were held to the prior year’s level. As a result, operating income as a percent of sales declined slightly. The return on assets improved for the 2006 period largely due to a decrease in segment assets resulting from lower inventory levels and net property, plant and equipment at September 30, 2006.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 2006 and December 31, 2005 and affect the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates.

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

OUTLOOK

Concrete prices throughout our Colorado markets have improved compared to 2005 although a substantial portion of the price increase was in response to higher prices paid for cement and fuel. The slow-down in new home construction along the Front Range in Colorado will likely affect future volume and may result in more competitive pricing and lower profit margins. Commercial and industrial construction seems to be steady. The sales volume and backlog for the door segment remains strong.

Sales of the Heating and Cooling segment and the Evaporative Cooling segment are not expected to grow significantly and will remain weather sensitive. However, the demand for fan coil products in the heating and cooling segment is expected to continue to improve as a result of the restructured sales representative network and the addition of sales and support staff. Improved margins are dependent on a number of factors including competitive conditions and commodity costs.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Company discusses recently issued accounting standards and tax law changes in the Critical Accounting Policies section under Item 7 and in Note 1 to Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year 2005. Other than as discussed in those sections, or as noted below, the Company does not currently have any transactions or circumstances that have been addressed by recently issued accounting pronouncements. Adoption of any of these statements or pronouncements are not expected to have a material impact on the Company’s results of operations, financial position or liquidity.

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

In March 2005, the Emerging Issues Task Force reached a consensus on Issue 04-6, “Accounting for Stripping Costs in the Mining Industry” (EITF 04-6) which became effective on January 1, 2006. EITF 04-6 states that stripping costs incurred after the first saleable minerals are extracted from the mine (i.e. post-production stripping costs) should be considered costs of the extracted minerals and recognized as a component of inventory to be recognized in costs of sales in the same period as the revenue from the sale of the inventory. As disclosed in the Company’s 2005 Annual Report on Form 10-K, the Company has historically treated post-

production stripping costs in the manner prescribed by EITF 04-6 and, therefore, adoption of EITF 04-6 in the first quarter of fiscal 2006 did not have a material impact on the Company’s consolidated results of operations, cash flows or financial condition.

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

FORWARD-LOOKING STATEMENTS

The foregoing discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements are based on the beliefs of the Company’s management as well as on assumptions made by and information available to the Company at the time such statements were made.  When used in this Report, words such as “anticipates,” “believes,” “contemplates,” “estimates,” “expects,” “plans,” “projects,” and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of factors including but not limited to: weather, interest rates, availability of raw materials and their related costs, the Company’s ability to timely resume operations after the flooding at its two Arkansas River aggregates sites, national and local economic conditions and competitive forces. Some of these factors are discussed in more detail in the Company’s 2005 Annual Report on Form 10-K. Changes in accounting pronouncements could also alter projected results. Forward-looking statements speak only as of the date they were made, and the Company undertakes no obligation to publicly update them.

Item 3.        Quantitative And Qualitative Disclosures About Market Risk

There have been no material changes in the market risks that the Company is exposed to since those discussed in the Company’s 2005 Annual Report on Form 10-K. At September 30, 2006, the amount subject to the interest rate swap agreement was $1,500,000. Also see Note 9 to the quarterly financial statements above.

Item 4.        Controls and Procedures

(a)       Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2006. Based on that evaluation, they have concluded that the Company’s disclosure controls and procedures as of such date are effective and are reasonably designed to ensure that all material information relating to the Company (including its subsidiaries) required to be disclosed in this quarterly report is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

PART II - OTHER INFORMATION

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases made by the Company of its common stock to become treasury stock for the period July 1 through September 30, 2006.

On January 19, 1999, the Company initiated purchases under the current open-ended program to repurchase its common stock. Purchases are made on the open market or in block trades at the discretion of management. The dollar amount authorized for the program has been periodically increased by the Board of Directors and approved by the Company’s two banks as required by the Company’s Revolving Credit and Term Loan Agreement. The June 28, 2005 amendment to the Loan Agreement provides that the Company may make purchases of its own stock in an amount not to exceed $1,438,000, separate from purchases made in connection with the 2005 tender offer and the exercise of cash-less stock options. At September 30, 2006, the maximum dollar value of shares that may yet be purchased under the program was $1,418,942. Since the 2005 tender offer, management has not actively sought to repurchase shares.

Item 4.        Submission of Matters to a Vote of Security Holders

(a)                                  The 2006 Annual Meeting of the Stockholders of the Company was held on September 13, 2006.

(b)                                 At that meeting, three individuals, all of whom are current directors, were elected to serve until the 2009 Annual Meeting by the following votes:

Director	Shares For	Shares Against	Shares Withheld
Thomas H. Carmody	1,457,907	—	103,844
Ronald J. Gidwitz	1,446,076	—	115,675
Darrell M. Trent	1,457,947	—	103,804

There were no broker non-votes.

The following directors’ terms of office continued after the 2006 Meeting until the Annual Meetings of the respective years as set forth opposite their names below:

Directors	Expiration of Term
William D. Andrews	2007
Betsy R. Gidwitz	2007
James G. Gidwitz	2007
Ralph W. Gidwitz	2008
Peter E. Thieriot	2008
Theodore R. Tetzlaff	2008

(c)                                  In addition to the above election, the appointment of the independent registered public accounting firm of Deloitte & Touche LLP was ratified by the following vote:

For	Against	Abstain
1,559,487	2,264	—

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

CONTINENTAL MATERIALS CORPORATION

Date: November 13, 2006	By:	/S/ Joseph J. Sum
Joseph J. Sum, Vice President
and Chief Financial Officer