Form 10-K
period 2006-12-30
CONTINENTAL MATERIALS CORP
filed 2007-03-30
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006

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
Yes ☐ No ☒

The aggregate market value (based on July 1, 2006 closing price) of voting stock held by non-affiliates of registrant: Approximately $18,791,000.

Number of common shares outstanding at March 23, 2007: 1,603,747.

Incorporation by reference: Portions of registrant’s definitive proxy statement for the 2007 Annual Meeting of stockholders to be held May 23, 2007 into Part III of this Form 10-K. The definitive proxy statement is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.

PART I

Item 1.             BUSINESS

Continental Materials Corporation (the Company) is a Delaware corporation, incorporated in 1954. The Company operates primarily within two industry groups, Heating, Ventilation and Air Conditioning (HVAC) and Construction Products. The Company has identified two reportable segments in each of the two industry groups: the Heating and Cooling segment and the Evaporative Cooling segment in the HVAC industry group and the Concrete, Aggregates and Construction Supplies segment and the Door segment in the Construction Products industry group.

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

In addition to the above reporting segments, an “Unallocated Corporate” classification is used to report the unallocated expenses of the corporate office which provides treasury, insurance and tax services as well as strategic business planning and general management services and an “Other” classification is used to report a real estate operation. Expenses related to the corporate information technology group are allocated to all locations, including the corporate office.

During the past five years the company acquired:

•                  all of the stock of MDHI, a refabricator and distributor of metal doors and related hardware in Pueblo, Colorado on April 1, 2002 for $2,125,000, net of cash received;

•                  the assets of CSSL, a company in Colorado Springs offering electronic access and locking capabilities on January 1, 2006 for $352,000; and

•                  certain assets of ASCI, a concrete producer in Colorado Springs on June 30, 2006 for $2,100,000 of cash and a $1,000,000 Note.

The Door segment of the Construction Products industry group consists of the activities of MDHI. The CSSL assets were purchased by MDHI. The assets of ASCI were acquired by Transit Mix Concrete Co. in the Concrete, Aggregates and Construction Supplies segment. Accordingly, the results of operations include these activities since their respective acquisition dates.

Financial information relating to industry segments appears in Note 13 of this Form 10-K. References to a “Note” are to the “Notes to Consolidated Financial Statements.”

MARKETING

The HVAC industry group markets its products throughout North America through plumbing, heating and air conditioning wholesale distributors as well as directly to major retail home-centers and other retail outlets. Some of the products are also sold to HVAC installing contractors and equipment manufacturers for commercial applications. The Company contracts independent manufacturers’ representatives for all of its products while also employing and utilizing a staff of sales and sales support personnel. Sales of furnaces and evaporative coolers are predominantly in the United States and are concentrated in the Western and Southwestern states. Sales of furnaces and console heaters usually increase in the months of August through January. Sales of evaporative coolers have historically been higher in the months of March through July. Sales of the fan coil product line are throughout the United States, Canada and the Caribbean and are more evenly distributed throughout the year although the highest volume typically occurs during the late spring and summer. In order to enhance sales of wall furnaces and evaporative coolers during the off season, extended payment terms are offered to some customers.

The Construction Products industry group markets its products primarily through its own direct sales personnel and, except for doors and related hardware, confines its sales to the Front Range area in Colorado. Sales are primarily made to general and sub-contractors, government entities and individuals. Sales are affected by the general economic conditions and weather conditions in the areas serviced (as it relates to construction). Revenues usually decline in the winter months as the pace of construction slows. Sales of doors and the related hardware are made throughout the United States although sales are primarily within Colorado and adjacent states.

During 2006, no customer accounted for 10% or more of the total sales of the Company.

CUSTOMER SERVICE AND SUPPORT

The HVAC industry group maintains parts departments and help lines to assist contractors, distributors and end users in servicing the products. The Company does not currently perform installation services, nor are maintenance or service contracts offered. In addition, training and product information sessions for the furnace, fan coil and evaporative cooler product lines are offered at our plants and other sites for distributors, contractors, engineers, utility company employees and other customers. The HVAC industry group does not derive any revenue from after-sales service and support other than from parts sales.

The personnel in the Concrete, Aggregates and Construction Supplies segment routinely take a leadership role in formulation of the products to meet the specifications of customers. The Company is not involved in setting forms or performing finishing work on any of its concrete products. Beginning in 2006, the Door segment offers and installs electronic access systems. The doors, frames and hardware are installed by independent contractors engaged by the general contractor or building owner.

BACKLOG

At December 30, 2006, the Heating and Cooling segment had a backlog of approximately $837,000 ($447,000 at December 31, 2005) primarily relating to orders that are expected to be filled during the first quarter of 2007. The increase is due to increased fan coil bid activity.

At December 30, 2006, the Evaporative Cooling segment had a backlog of approximately $857,000 primarily due to preseason orders placed prior to year end. This backlog is expected to be filled during the first quarter of 2007. At December 31, 2005 there was no backlog due to the timing of orders and the seasonal nature of the product.

At December 30, 2006, the Concrete, Aggregates and Construction Supplies segment had a backlog of approximately $12,815,000 ($20,846,000 at December 31, 2005) primarily relating to construction contracts awarded and expected to be filled during 2007. Although the remaining work on two of the large projects in the Pueblo area, a cement mill and a power plant, will be completed during 2007, the entire amount of the projects, as well as a third large municipal project, was included in the backlog at December 31, 2005. While an increase or decrease in backlog is normally more due to the timing of orders rather than indicative of changes in demand, the entire Front Range of Colorado is experiencing a slowdown of construction, especially in the housing sector.

At December 30, 2006, the Door segment had a backlog of approximately $6,208,000 ($3,496,000 at December 31, 2005) primarily relating to orders that are expected to be filled during 2007. The increase is more due to the timing of the shipment of completed jobs and the receipt of orders than indicative of any change in demand.

Other than the increase in bidding activity for fan coils, Management does not believe that any of the above backlogs represent a trend but rather are indicative only of the timing of orders received or contracts awarded.

RESEARCH AND DEVELOPMENT/PATENTS

In general, the Company relies upon, and intends to continue to rely upon, unpatented proprietary technology and information. However, research and development activities in the HVAC industry group have resulted in a patent being issued to PMI related to the Power Cleaning System (expiring January 2014) used in evaporative coolers and a patent issued to WFC entitled “Wall Furnace With Side Vented Draft Hood” (expiring November 2011) for a process that increased the heat transference efficiency in our furnaces above that previously offered by the Company and its competitors. The amounts expended on research and development are not material and are expensed as incurred. The Company believes its interests in its patents, as well as its proprietary knowledge, are sufficient for its businesses as currently conducted.

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

The Company mines aggregates (rock, gravel and sand) from various owned and leased properties in Colorado. Colorado mining permits require permit holders to perform reclamation work in order to return the mined areas to a beneficial use. These requirements are similar in nature to those included in the mining permits of our competitors. Reclamation costs have increased since the mid-1990’s, compared to prior years, as the Company has engaged in enhanced reclamation projects that exceed the stated requirements. The enhanced reclamation efforts are being performed, in part, to establish community goodwill. The Company performs the majority of the reclamation work using existing production employees and equipment primarily at times when production is curtailed due to inclement weather or decreased demand for our products. Consequently, the reclamation work has a minimal impact on our capital expenditures.

COMPETITIVE CONDITIONS

Heating and Cooling — The Company is one of three principal companies producing wall furnaces (excluding units sold to the recreational vehicle industry) and gas fired console heaters. The wall furnace and console heater markets are only a small component of the heating industry. The Company serves these market areas from a plant in Colton, California.  The sales force consists of in-house sales personnel and independent manufacturers’ representatives. The heating industry is dominated by a few manufacturers which are substantially larger than the Company. These manufacturers sell diversified lines of heating and air conditioning units directed primarily toward central heating and cooling systems. All of the producers, including the Company, compete primarily on a basis of price, product features and performance, service and timeliness of delivery.

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

Concrete, Aggregates and Construction Supplies — The Company is one of four companies producing ready mix concrete in the Colorado Springs area, one of three companies producing ready mix concrete in the Pueblo area and one of eleven companies producing ready mix concrete in the Denver area. Although we are the largest producer in the Colorado Springs and Pueblo markets served, the other competitors in these areas compete on the basis of price, service and product features. In Denver, three of the producers are significantly larger than RMRM. This market continues to experience aggressive competition based on price and service.

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

EMPLOYEES

The Company employed 802 people as of December 30, 2006. Employment varies throughout the year due to the seasonal nature of the businesses. A breakdown of the prior three years employment at year-end by segment was:

	2006	2005	2004
Heating and Cooling	265	166	149
Evaporative Cooling	139	119	128
Concrete, Aggregates and Construction Supplies	352	346	340
Door	33	21	20
Corporate Office	13	13	13
Total	802	665	650

The increase in the Heating and Cooling segment over the past two years is due to filling a number of direct labor positions and office staff as production and sales have increased. The opening of a sales office in Oklahoma City during 2005 also accounts for some of the increase. The increase in the Door segment reflects the acquisition of CSSL on January 1, 2006. Other increases are in response to increased sales.

The factory employees at the Colton, California plant are represented by the Carpenters Local 721 Union under a contract that expires in April 2008. The Company considers relations with its employees and with their union to be good. There are no unions at any of the Company’s other operations.

ENVIRONMENTAL MATTERS

Our operations involve the use, release, discharge, disposal and clean up of substances regulated under federal, state and/or local environmental protection laws and regulations, including those related to reclamation of mined areas. We strive not only to maintain compliance with all applicable environmental laws and regulations, but to exceed those laws and regulations where feasible.

In 2006, our capital expenditures and remediation expenses for environmental matters, except those expenses related to our mining reclamation efforts, were not material to our financial condition. Because of the complexity and ever-changing nature of environmental laws and regulations, we cannot predict whether capital expenditures and remediation expenses for future environmental matters will materially affect our financial condition, results of operations or liquidity.

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

Our common stock is traded on the American Stock Exchange under the symbol “CUO.” In addition to the customary business factors affecting the price of a publicly traded company’s common stock, such as financial condition, results of operations and cash flows, the concentration of ownership of the Company is a factor that should be considered before deciding to purchase, sell or hold our stock. Approximately 84% of the Company’s common stock is owned by the Gidwitz family, other officers and directors of the Company, employees of the Company and by two institutional fund groups. On days that the American Stock Exchange is open, the stock is often not traded at all and the average daily trading volume for 2006 was less than 200 shares. The low volume traded on any given day could have an adverse effect on a shareholder’s ability to purchase or sell shares of the Company in a timely manner and/or adversely affect the trading price.

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

Construction activity, and thus demand for our concrete, aggregates and construction supplies, decreases substantially during periods of cold weather, when it snows or when heavy or sustained rains fall. Consequently, demand for these products is significantly lower during the winter. Sales of concrete, aggregates and construction supplies are generally stronger during the second and third quarters of the year because weather conditions are normally more favorable for construction during these periods. Sales of furnaces and console heaters usually increase in the months of August through January in response to colder weather in areas served. Sales of the fan coil product line are throughout the United States, Canada and the Caribbean and are more evenly distributed throughout the year although the highest volume typically occurs during the late spring and summer, particularly in Canada and in the Northern United States, where winter weather significantly reduces our first quarter sales. Evaporative coolers are marketed predominantly in geographic areas that experience hot and dry weather conditions. Sales are usually higher in the months of March through July. Sales of all of our products are, therefore, affected by adverse weather conditions in their market locations. Such adverse weather conditions can materially and adversely affect our results of operations and profitability if they occur with unusual intensity, during abnormal periods, or last longer than usual in our major markets.

Competition in our industry could adversely affect our results of operations.

Substantially all of the markets we operate in are highly competitive. In all of our business segments, we compete with several other domestic suppliers some of which are substantially larger than us. Many factors affect the competitive environments we face in our markets. Among others, they include the number of competitors in the market, the pricing policies of those competitors, the financial strength of those competitors, the total production capacity serving the market, the barriers that potential competitors face to enter the market, the proximity of natural resources to the market, as well as economic conditions and product demand within the market. Such factors come together in each of our markets in varying ways, sometimes in ways that adversely impact demand for our products and our results of operations.

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

The costs of providing healthcare and workers’ compensation benefits to our employees have increased substantially over the past several years. We have instituted measures to control these costs, however, many factors affecting these costs are not in our control. Should these costs continue to rise, this could have an adverse effect on our consolidated results of operations, cash flows or financial condition.

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

Our operations are dependent upon our information technology systems, which encompass all of our major business functions. We rely upon such information technology systems to manage and replenish inventory, fill and ship customer orders on a timely basis, bill customers and coordinate our sales activities for our products and services. A substantial disruption in our information technology systems for any prolonged time period could result in delays in receiving inventory and supplies or filling customer orders and adversely affect our customer service and relationships.

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

The Concrete, Aggregates and Construction Supplies segment serves the Colorado ready-mix concrete market from ten owned batch plants. In addition, the Company currently operates aggregate processing facilities on three owned and four leased mining properties. These properties presently provide the aggregate requirements of our Colorado Springs and Pueblo ready mix concrete business as well as selling product to independent customers. The Denver area batch plants currently purchase their aggregate needs from sources located closer to that market. In general, the leased mining properties are on long-term leases with payment based upon the number of tons mined. The lease of an aggregates property in Pueblo, Colorado also requires minimum annual royalty payments. See Note 9 for the schedule of future minimum payments. Constuction supplies are sold from owned facilities adjacent to the main batch plants in Colorado Springs and Pueblo. All of the Concrete, Aggregate and Construction Supplies segment’s facilities are located along the Front Range in Colorado and, in the opinion of management, are in good condition and sufficient for the Company’s current needs. The Company also leases or owns other aggregate deposits along the Front Range that are not currently in production. In the opinion of management, the owned and leased properties contain permitted and minable reserves sufficient to service customers’ and our own sand, rock and gravel requirements for the foreseeable future.

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

Item 3.              LEGAL PROCEEDINGS

The Company is involved in litigation matters related to its continuing business, principally product liability matters related to the gas-fired heating products in the Heating and Cooling segment. In the Company’s opinion, none of these proceedings, when concluded, will have a material adverse effect on the Company’s consolidated results of operations or financial condition as the Company has established adequate reserves for known occurrences. See Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 6.

Item 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2006.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Continental Materials Corporation shares are traded on the American Stock Exchange under the symbol CUO. Market sales prices for the fiscal quarters of the past two years are:

		High	Low
2006	Fourth Quarter	$26.85	$26.10
	Third Quarter	27.60	26.20
	Second Quarter	28.60	26.60
	First Quarter	29.40	28.00
2005	Fourth Quarter	$30.95	$29.10
	Third Quarter	31.25	29.95
	Second Quarter	31.49	29.67
	First Quarter	30.60	27.29

At March 23, 2007, the Company had approximately 300 shareholders of record (including non-objecting beneficial owners).

The Company has never paid, nor does it currently intend to declare, any dividends. The Company’s policy of reinvesting earnings from operations is reviewed periodically by the Board of Directors.

The following table presents information with respect to purchases made by the Company of its common stock to become treasury stock for the period September 30, 2006 through December 30, 2006:

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of shares that May Yet Be Purchased Under the Plans or Programs
September 30 – October 28, 2006	—	$—	—	$1,418,303
October 29 – November 25, 2006	—	—	—	1,418,303
November 26 – December 30, 2006	—	—	—	1,418,303
Total	—	$—	—	$1,418,303

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

COMPARISON OF TOTAL STOCKHOLDER RETURN

The following graph compares the yearly percentage change in the Company’s cumulative total stockholder return on its common stock for a five-year period (December 31, 2001 to December 31, 2006), with the cumulative total return of the American Stock Exchange Market Value Index (“ASEMVI”), and a peer group of companies selected by the Company. The “Peer Group” is more fully described below. Dividend reinvestment has been assumed with respect to the ASEMVI and the Peer Group. The companies in the Peer Group are weighted by market capitalization as of the beginning of the measurement period. The Company has never paid a dividend.

The Company manufactures and markets products in two separate industries. These industries are (i) HVAC (Heating, Ventilation and Air Conditioning) primarily gas-fired wall furnaces, fan coils and evaporative coolers and (ii) Construction Products, primarily concrete, aggregates, construction supplies and doors. The Company’s principal activities have occurred exclusively in these two industries for over 15 years. The Peer Group selected by the Company for the above graph is a combination of companies from these two industries. The companies included in the Peer Group are: Devcon International Corp.; Eagle Materials, Inc; Fedders Corporation; Florida Rock Industries, Inc.; Hanson PLC; Lafarge North America, Inc. (Included through 2005. Acquired by LaFarge SA – ADR during May 2006); LSB Industries, Inc.; Martin Industries, Inc. (Included through 2002. Liquidated during August 2003), Martin Marietta Materials, Inc.; Mesteck, Inc.; and York International Corp. (Included through 2005. Acquired by Johnson Controls during December 2005).

Item 6.	SELECTED FINANCIAL DATA (See note below chart)

(Amounts in thousands, except per share amounts)

	2006	2005	2004	2003	2002
SUMMARY OF OPERATIONS
Sales	$158,767	$138,999	$126,940	$120,165	$128,301
Net income	$2,115	$2,758	$2,373	$2,349	$3,275
PER SHARE DATA
Basic earnings per share	$1.27	$1.72	$1.41	$1.34	$1.83
Weighted average shares outstanding	1,605	1,602	1,681	1,754	1,794
Diluted earnings per share	$1.27	$1.69	$1.38	$1.31	$1.79
Weighted average shares outstanding	1,605	1,632	1,725	1,791	1,830
Cash dividends declared per common share	$0	$0	$0	$0	$0
FINANCIAL CONDITION
Current ratio	2.2:1	2.4:1	2.1:1	2.5:1	2.3:1
Total assets	$93,705	$87,060	$85,883	$81,826	$82,634
Long-term debt, including current portion	15,666	12,000	9,000	10,970	13,520
Shareholders’ equity	53,343	51,307	51,448	50,857	49,989
Long-term debt to shareholders’ equity ratio	.29:1	.23:1	.17:1	.22:1	.27:1
Book value per diluted share	$33.23	$31.96	$31.09	$29.52	$28.01
(Book value is shareholders’ equity adjusted for exercise of options using end of year stock price and shares outstanding)
Tangible book value per diluted share	$27.40	$26.91	$26.15	$24.65	$23.19
(Same as above calculation except Book value reduced by unamortized Goodwill and Intangibles of $9,346, $8,102, $8,327, $8,552, and $8,777 for 2006, 2005, 2004, 2003 and 2002, respectively)
CASH FLOWS
Net cash provided by (used in):
Operating activities	$1,933	$7,741	$5,519	$7,778	$9,753
Investing activities	(8,658)	(3,159)	(3,350)	(2,535)	(9,547)
Financing activities	2,666	(581)	(3,950)	(4,170)	(4,249)
Net increase (decrease) in cash and cash equivalents	$4,059	$4,001	$(1,781)	$1,073	$(4,043)

Note: Above figures include the activity of MDHI since April 1, 2002, the activity of CSSL since January 1, 2006 and the activity of ASCI since June 30, 2006, the respective dates each was acquired.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(References to a “Note” are to the Notes to Consolidated Financial Statements contained elsewhere in this report)

COMPANY OVERVIEW

As discussed in Item 1, Business, the Company operates primarily in two industry groups, HVAC and Construction Products. Within these two industry groups, the Company has identified two reportable segments in each of the two industry groups: the Heating and Cooling segment and the Evaporative Cooling segment in the HVAC industry group and the Concrete, Aggregates and Construction Supplies segment and the Door segment in the Construction Products industry group.

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

In addition to the above reporting segments, an “Unallocated Corporate” classification is used to report the unallocated expenses of the corporate office which provides treasury, insurance and tax services as well as strategic business planning and general management services and an “Other” classification is used to report a real estate operation. Expenses related to the corporate information technology group are allocated to all locations, including the corporate office.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Sales of the Company’s HVAC products are seasonal and weather sensitive except for fan coils. Revenues in the Company’s Concrete, Aggregates and Construction Supplies segment are influenced by the level of construction activity and weather conditions along the Front Range of Colorado. Sales for the Door segment are not as strongly seasonal nor are they much affected by weather conditions. Historically, the Company has experienced operating losses during the first quarter except when the weather is mild along the Front Range. Operating results typically improve in the second and third quarters reflecting more favorable weather conditions in Colorado and the seasonal sales of the Evaporative Cooling segment. Fourth quarter results can vary based on weather conditions in Colorado as well as in the principal markets for the Company’s heating equipment. The Company typically experiences operating cash flow deficits during the first half of the year reflecting operating results, the use of sales dating programs (extended payment terms) related to the Evaporative Cooling segment and payments of the prior year’s accrued incentive bonuses and Company profit-sharing contributions. As a result, the Company’s borrowings against its revolving credit facility tend to peak during the second quarter and then decline over the remainder of the year. This seasonal pattern has prevailed in 2006 and is expected to continue in 2007.

Cash and cash equivalents were $2,770,000 at the end of 2006 compared to $6,829,000 at the prior year-end. Operations in 2006 provided $1,933,000 of cash compared to $7,741,000 in 2005 and $5,519,000 generated in 2004. The decrease in net cash generated by operating activities in 2006 was due to changes in working capital, principally an increase in receivables of $6,783,000 during 2006 compared to a decrease in receivables of $671,000 during 2005. The increase in receivables was largely due to the increased sales in all segments during the fourth quarter of 2006 compared to 2005 and to some slowing of collections at our Colorado businesses. The increase in net cash generated by operating activities in 2005 compared to 2004 was due to changes in net working capital.

Net cash used in investing activities was $8,658,000 in 2006, $3,159,000 in 2005, and $3,350,000 in 2004. Capital expenditures for 2006, 2005 and 2004 were $6,553,000, $3,776,000 and $4,267,000, respectively, exclusive of those assets purchased as part of the ASCI and CSSL acquisitions. Current year expenditures were predominantly in the Concrete, Aggregates and Construction Supplies segment. The expenditures included $724,000 for the first outlay on an industrial sand plant while the remaining additions consisted primarily of routine equipment replacements. Expenditures during 2005 included completion of a batch plant in Pueblo and fines recovery system for the Colorado Springs sand operation as well as the capitalization of subsidized leasehold improvements in the new office space leased for the Corporate office. The capital expenditures in 2004 included a new batch plant in Pueblo West and a truck tracking system. An additional $2,452,000 was used in 2006 for the purchase of the ASCI and CSSL assets. On January 1, 2006 the Company purchased the assets of CSSL for $352,000 in cash including $100,000 of goodwill and $100,000 for a non-compete agreement. On June 30, 2006, the Company purchased certain assets of ASCI for $2,100,000 of cash and a $1,000,000 Note (remaining balance due on the Note at December 30, 2006 is $666,000). In addition to the $1,735,000 of trucks, equipment and concrete plant, the ASCI purchase price included $290,000 for a non-compete agreement, $350,000 for a restrictive land covenant, $370,000 for existing customer relations and $355,000 of goodwill. Investing activities provided cash from the proceeds from the sale of property and equipment amounting to $347,000, $617,000 and $917,000 during 2006, 2005 and 2004, respectively. The 2006 sales were mainly of equipment replaced during the year. The sales of an excess parcel of land adjacent to one of the Colorado Springs batch plants and the site of the closed Pueblo West plant accounted for $383,000 of the 2005 cash proceeds. In addition, during 2005 the Company received a note for $788,000 related to one of the property sales. Sales of two parcels of real estate generated $695,000 of the 2004 proceeds.

Budgeted capital expenditures for 2007 are approximately $7,365,000, which is approximately $2,118,000 more than planned depreciation, depletion and amortization. The budget includes $1,500,000 for a new door fabrication facility in Colorado Springs. The purchase of equipment to increase production in the Heating and Cooling segment is also planned. The remaining expenditures are primarily for routine replacement and upgrades. The Company expects that the 2007 expenditures will be funded from existing cash balances and operating cash flow.

During 2006, cash of $2,666,000 was provided by financing activities. As more fully discussed in Note 3, the principal amount of the term loan was increased by $5,000,000 during 2006, primarily to fund the acquisition of the assets of ASCI. The balance of the additional term loan proceeds will be used for business expansion. See additional discussion of the term loan under Revolving Credit and Term Loan Agreement, below. Scheduled debt repayments of $2,000,000 were made during the year. In addition, scheduled payments of $334,000 were made against the $1,000,000 Note issued as part of the purchase price of ASCI leaving a balance due of $666,000 at December 30, 2006. During 2005, cash of $581,000 was used in financing activities. The principal amount of the term loan was increased by $5,000,000 during 2005. Approximately $3,629,000 of the proceeds were used to fund the purchase of the Company’s stock under the modified Dutch auction tender offer completed during the second quarter, and to pay related fees and expenses. Under the Company’s ongoing share repurchase program, an additional $348,000 was used to acquire shares during 2005. A total of 115,353 shares were acquired during 2005. Scheduled long-term debt payments of $2,000,000 were made during the year. During 2005, the remaining outstanding options were exercised for 73,400 shares (70,400 shares net of 3,000 shares tendered as payment of option price) which generated proceeds of $396,000 for the Company and resulted in a $608,000 tax benefit (the tax benefit is classified as an operating activity in the Consolidated Statement of Cash Flows). During 2004, cash of $3,950,000 was used in financing activities. Scheduled long-term debt payments of $1,970,000 were made during the year including the final $220,000 due on capital lease obligations. Under the Company’s ongoing share repurchase program, cash of $1,980,000 was used to acquire 69,949 shares during 2004.

Revolving Credit and Term Loan Agreement

The Company signed a Revolving Credit and Term Loan Agreement (Credit Agreement) with LaSalle Bank National Association and Fifth Third Bank during September 2003. On June 8, 2006, the Company entered into a Fourth Amendment to the Credit Agreement. This Fourth Amendment increased the principal amount of the term loan portion of the Credit Agreement by $5,000,000. The revolving credit facility was also increased from $10,000,000 to $15,000,000 under the terms of the Fourth Amendment primarily due to increased stand-by letters of credit requirements to insurance carriers in support of self-insured amounts under the Company’s risk management program and to provide additional liquidity. All other material terms of the Credit Agreement remain in force, except to the extent they have been modified by the Fourth Amendment as described in this paragraph.

The Credit Agreement provides that, at the Company’s option, the term loan and revolving credit facility will bear interest at prime or a performance-based LIBOR rate. Based on the terms of the Fourth Amendment, the increase in the term loan and the Company’s performance for the twelve months ended December 30, 2006, the performance based rates would be LIBOR plus 1.50% for the term loan and LIBOR plus 1.25% for borrowings under the revolving credit facility. Such rate is subject to adjustment depending upon the Company’s performance. Payment of accrued interest is due and payable quarterly by the Company. Payments of principal under the term loan are payable on a quarterly basis, ending on March 31, 2011. The Fourth Amendment extends the Revolving Credit facility until July 31, 2008.

At December 30, 2006, $15,000,000 was outstanding on the term loan. There were no borrowings against the revolving credit facility leaving $10,415,000 available after reserving $4,585,000 for the outstanding stand-by letters of credit. The revolving credit facility is available at the discretion of management. It is primarily used for funding the seasonal sales programs related to the furnace and evaporative cooler product lines. As noted, the line is also used to secure stand-by letters of credit to insurance carriers in support of self-insured amounts under the Company’s risk management program. During the 2006 fiscal year, the highest amount of Company borrowings outstanding under the revolving credit agreement, not including the amount securing stand-by letters of credit, was $4,500,000 and the average amount outstanding was $685,000. At December 30, 2006, the Company was not in compliance with the Cash Flow Ratio as defined in the loan agreement. The Company has obtained waivers of the requirement for the 2006 year-end and the first quarter of 2007. The Company expects to be in compliance with the covenant at the end of the second quarter of 2007. A principal reason for not meeting the required ratio was the high level of capital expenditures during 2006.

During fiscal 2001, the Company entered into an interest rate swap agreement (Swap Agreement) covering the period December 17, 2001 through December 18, 2006 in order to minimize the adverse impact of the floating interest rate characteristic of some of the Company’s term loan borrowings. The Company’s effective interest rate on the portion of the outstanding term loan covered by the Swap Agreement was 5.88% during 2006. The effect on the 2006 operations was to increase net income by approximately $21,000.

The Company believes that its existing cash balance and anticipated cash flow from operations, supplemented by seasonal borrowings against the revolving line of credit, will be sufficient to cover expected cash needs, including servicing debt and planned capital expenditures for the next twelve months.

Insurance Policies

The Company maintained insurance policies since March 31, 2006 with the following per incident deductibles and policy limits:

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

Obligations and Commitments

The following tables represent our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments as of December 30, 2006.

Payments Due by Period as of December 30, 2006 (amounts in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt including interest (See Note 5)	$18,003	$3,176	$6,269	$8,558	$—
Operating leases (See Note 9)	9,502	1,901	3,176	1,883	2,542
Minimum royalty agreement (See Note 9)	22,674	436	872	872	20,494
Total contractual obligations	$50,179	$5,513	$10,317	$11,313	$23,036

Interest on long-term debt is computed using the interest rate in effect at December 30, 2006. The interest amounts do not include estimated interest payments due under our revolving credit facility because future borrowings under this facility are unknown at this time.

Amounts of Commitment Expiration per Period as of December 30, 2006 (amounts in thousands):

Other Commercial Commitments	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Standby letters of credit	$4,585	$4,585	$—	$—	$—

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that would be likely to have a material current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

RESULTS OF OPERATIONS

This section discusses consolidated results. The following sections discuss the results of the reporting segments and contain more detail. Consolidated sales were $158,767,000 in 2006, $138,999,000 in 2005 and $126,940,000 in 2004. The increase in 2006 over 2005 was realized by all four segments as virtually all products ended the year with higher volumes than achieved in 2005. The primary driver of the sales increase was the Concrete, Aggregates and Construction Supplies segment as a result of both volume and price increases. The increase in 2005 over the 2004 sales was realized primarily by the Concrete, Aggregates and Construction Supplies segment although the Door and Evaporative Cooling segments also reported gains. The increased sales in the Concrete, Aggregates and Construction Supplies segment was the result of both volume increases due to construction activity along the Front Range of Colorado as well as price increases in response to higher cement and fuel costs. The sales volume declined modestly in the Heating and Cooling segment where warmer than usual weather in California throughout most of the year depressed sales. Although all of the segments experienced a high level of price competition during 2005, some price improvements were introduced in response to higher costs.

Cost of sales (exclusive of depreciation, depletion and amortization) remained relatively constant at 82.1% for both 2006 and 2005. The effect of flooding at two of our aggregates operations in July and August of 2006 reduced the effect of price increases and operating efficiencies in the Concrete, Aggregates and Construction Supplies segment. Door margins declined due to lower margins in the newly acquired electronic access business. Price competition and some dramatic material cost increases narrowed the margins of the Heating and Cooling segment while the Evaporative Cooling segment improved margins primarily due to a shift in product mix to larger industrial units. Cost of sales (exclusive of depreciation, depletion and amortization) increased as a percentage of sales from 81.4% for 2004 to 82.1% for 2005. The increase in percentage was due to competitive market conditions which prevented sales price increases from fully recovering the material and fuel cost increases. An increase in workers’ compensation claims also added to the costs during 2005.

Depreciation, depletion and amortization increased from 2005 to 2006 due to increased capital expenditures during 2006 and amortization of intangible assets associated with the ASCI and CSSL acquitions. Depreciation, depletion and amortization had declined from 2004 to 2005 reflecting the effect of reduced capital spending in the prior three years.

Selling and administrative costs increased both in dollars and as a percentage of sales, although the latter only modestly from 12.3% in 2005 to 12.4% in 2006. While much of the increase was due to the increased sales volume, a substantial increase in the Heating and Cooling segment as well as additional costs of approximately $163,000 associated with the redefinition of our segments and related late filing of the 2005 Form 10-K also drove these costs higher. Selling and administrative costs at the corporate office declined largely due to lower incentive based compensation. Selling and administrative costs increased during 2005 as compared to 2004 primarily due to the increased sales volume. As a percentage of sales, these costs declined modestly as compared to 2004. The administrative costs at the corporate office increased largely due to compensation. Selling and administrative costs within the segments varied and are discussed below.

The gain on disposition of property and equipment decreased during 2006 compared to 2005. Current year sales primarily related to the disposition of equipment that was replaced during the year. The 2005 amount includes gains of $721,000 on the sales of property in Colorado Springs and Pueblo while the 2004 gain includes $489,000 generated by sales of two parcels of real estate in Colorado.

Operating income declined from $4,052,000 in 2005 to $3,849,000 in 2006 despite the increase in sales largely due to the margin decline and increased selling and administrative costs in the Heating and Cooling segment. The expenses related to the flooding at two of our aggregate operations as well as the decrease in gains on the sale of property and equipment also reduced operating income in 2006. Operating income increased from $3,505,000 for 2004 to $4,052,000 for 2005 primarily as a result of the increased sales volume, the decrease in depreciation expense and the increased gain on the sale of property and equipment. These positive factors were partially offset by higher material and fuel costs.

Net interest expense increased over the prior year in both 2006 and 2005 due to increased borrowings as well as higher average interest rates during both years.

The Company’s effective income tax rates reflect federal and state statutory rates adjusted for non-deductible and other tax items. The effective rate for 2006 (35.3%) was increased by 6.1% for adjustments made to state taxes and reduced by 5.4% for the benefit realized from percentage depletion. The effective rate for 2005 (22.5%) was reduced by 8.1% for adjustments made to the accrual for tax contingencies as a result of the closure of tax years subject to audits by taxing authorities. The 2005 effective rate was also reduced by 2.4% for percentage depletion. The effective rate for 2004 (24.0%) was reduced by 4.2% for adjustments made to the accrual for tax contingencies. The 2004 rate was also reduced by 5.5% for state tax credits and 3.1% for percentage depletion. The Company reviews its tax positions on a quarterly basis and accrues amounts for potential tax contingencies. Based on these reviews and the closure of tax years subject to tax audit, reserves are adjusted as necessary. Reserves for these tax matters are included in income taxes payable on the consolidated balance sheets. See Note 9.

As discussed above, the Company operates primarily in two industry groups both of which are somewhat seasonal, weather sensitive and subject to cyclical factors. The following addresses various aspects of operating performance focusing on the reportable segments within each of the two industry groups.

Construction Products Industry Group

The table below presents a summary of operating information for the two reportable segments within the Construction Products industry group for the fiscal years 2006, 2005 and 2004 (amounts in thousands).

	Concrete, Aggregates and Construction Supplies	Doors
2006
Revenues from external customers	$96,862	$9,452
Segment operating income	5,723	657
Operating income as a percent of sales	5.9%	7.0%
Segment assets	$55,713	$3,507
Return on assets	10.3%	18.7%

2005
Revenues from external customers	$82,644	$8,727
Segment operating income	3,805	777
Operating income as a percent of sales	4.6%	8.9%
Segment assets	$47,180	$2,914
Return on assets	8.1%	26.7%

2004
Revenues from external customers	$73,311	$7,087
Segment operating income	2,331	486
Operating income as a percent of sales	3.2%	6.9%
Segment assets	$50,778	$2,964
Return on assets	4.6%	16.4%

Concrete, Aggregates and Construction Supplies Segment

Sales in the Concrete, Aggregates and Construction Supplies segment improved to $96,862,000 in 2006, an increase of $14,218,000, or 17.2% over the 2005 amount of $82,644,000. The improvement was primarily due to three large commercial jobs in the Pueblo area, the relatively strong construction market during the first half of 2006 coupled with favorable weather conditions during the first quarter of the year as compared to the 2005 quarter and concrete price increases. Although the housing market slowed midyear, continued work on the three large industrial jobs allowed us to increase sales volume for 2006 despite volume declines in Denver and Colorado Springs for the year. The purchase of ASCI on June 30, 2006 also helped offset some of the effect of the slowing market in Colorado Springs. Concrete pricing improved during 2006 althought the increases were largely instituted to offset increased cement and fuel cost. Aggregates sales improved in combination with the concrete volume. Sales of the supplies division declined in a slower, more price competitive market.

Sales for 2005 in the Concrete, Aggregates and Construction Supplies segment increased $9,333,000, or 12.7% over the 2004 amount of $73,311,000. Concrete volume increased in Colorado Springs and Denver while Pueblo saw a small decline. Volumes improved primarily as a result of increased construction activity along the Front Range of Colorado. Pricing improved at all locations largely in response to the higher cost of cement and fuel. The Denver operations also experienced an increase in their cost of aggregates. Although prices in the Denver ready mix concrete market rose for the first time in three years, conditions remain very competitive. Management estimates that the market-wide cement shortage during the months of September and October 2005 resulted in lost concrete volume of 3% to 4% for the year. Aggregates sales improved as demand for concrete rose. Sales of construction supplies mirrored the increases experienced by the other products.

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

Operating income was $5,723,000 for 2006 and increased at a greater rate than sales as compared to the 2005 results of $3,805,000. Cost of sales as a percentage of sales declined from 85.4% in 2005 to 83.9% in 2006. The improvement is the result of some price increases in excess of the higher cement and fuel costs, delivery cost efficiencies on the large industrial jobs, lower workers’ compensation claims, and the relatively fixed nature of some costs that rose at a lower rate than the sales increases. Selling and administrative costs increased but declined as a percentage of sales due to the fixed nature of some of the costs. Partially offsetting these improvements were the $726,000 decrease in the 2006 gain on dispositions of property and equipment from the 2005 level in this segment and the effect of flooding at our two Arkansas River operations in July and a second flood at our Pueblo East pit in late August. Both were the result of heavy rains in the area. All expenses incurred to repair the damage and resume production have been recognized in 2006 cost of sales. Both quarries are back in operation although some measures to mitigate future vulnerability have not yet been finalized. Management estimates that the effect of the flooding added over $1,000,000 in expenses at the two gravel operations. The Company has filed insurance claims. The claims, which are subject to policy deductibles, are currently being reviewed by the insurance companies. No recovery has been anticipated or recorded in the 2006 results of operations.

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

The return on assets for 2006 increased as a result of the higher sales and improved profit margins partially offset by the investment related to the ASCI acquisition and a higher level of receivables. The return on assets in 2005 as compared to the return for 2004 was enhanced by the $2,890,000 decrease in assets that related to this segment’s portion of the receivable for insured losses.  This asset, which we are required to record by Financial Accounting Standards Board (FASB) Interpretation 39, “Offsetting of Amounts Related to Certain Contracts,” is offset by an equal liability for unpaid claims covered by insurance. A change in this asset between years distorts the return on assets percentage.

Door Segment

Sales in the Door segment for 2006 increased $725,000 or 8.3% over 2005 primarily due to the acquisition of CSSL at the beginning of the year. Sales in the Door segment for 2005 were $8,727,000, an increase of $1,640,000, or 23.1% over the 2004 amount of $7,087,000. The increase was the result of a slightly stronger market and, to some extent, higher sales prices resulting from increased costs.

Operating income was $657,000 during 2006 compared to $777,000 during 2005 despite the increase in sales resulting from the acquisition of CSSL. Narrower margins in the electronic access business and expenses associated with the assimilation of the businesses contributed to the decline. Operating income was $777,000 during 2005 compared to $486,000 for 2004. The improvement was the result of the increased sales.

Operating income as a percentage of sales for 2006 returned to the 2004 level due to the narrower margins in the newly acquired CSSL electronic access business noted above. The higher percentage of operating income to sales achieved during 2005 was due to the higher operating income resulting from the increase in sales. Similarly, the return on assets for 2006 also declined from the 2005 level although it remained above the 2004 return. The decline in 2006 as compared to 2005 was the result of both the decreased operating income in 2006 combined with an increase in the segment assets, primarily receivables and inventories which are higher due to the increase in sales. The return on assets for 2005 was much higher than during 2004 due to the higher operating income while the segment assets declined slightly. The increase in sales for 2005 as compared to 2004 did not result in a higher receivable balance at year-end 2005 as the increase was achieved more ratably over the year while the increased sales in 2004 came more heavily at the year-end.

HVAC Industry Group

The table below presents a summary of operating information for the two reportable segments within the HVAC industry group for the fiscal years 2006, 2005 and 2004 (amounts in thousands).

	Heating and Cooling	Evaporative Cooling
2006
Revenues from external customers	$29,930	$22,167
Segment operating income	161	267
Operating income as a percent of sales	.5%	1.2%
Segment assets	$18,303	$12,651
Return on assets	.9%	2.1%

2005
Revenues from external customers	$26,736	$20,545
Segment operating income	2,777	(177)
Operating income as a percent of sales	10.4%	(.9)%
Segment assets	$16,986	$12,544
Return on assets	16.3%	(1.4)%

2004
Revenues from external customers	$27,598	$18,598
Segment operating income	3,170	266
Operating income as a percent of sales	11.5%	1.4%
Segment assets	$15,927	$13,081
Return on assets	19.9%	2.0%

Heating and Cooling Segment

Sales in the Heating and Cooling segment increased to $29,930,000, an increase of $3,194,000 or 11.9%, from the 2005 amount of $26,736,000. Sales of both furnaces and fan coils rose during the year. Furnace volume increased due to the recapture of all of the business of a large national home center account. The fan coil sales increase is attributable to the Company’s restructuring of its sales representative network and the addition of internal sales  and support staff.

Sales for 2005 declined $862,000 or 3.1% from the 2004 amount of $27,598,000. A decline in furnace sales was partially offset by an increase in fan coil sales. The decline in furnace sales was largely due to the loss of business to a large national home center account in one geographic location and warmer than usual weather in California throughout most of the year. Fan coil sales improved in a still weak market as the result of more competitive pricing.

Operating income declined from $2,777,000 for 2005 to $161,000 during 2006. The decline is the result of numerous factors, all reducing income. Pricing decisions made to retain and expand our furnace business with a national home center account reduced our selling price and the related margin. A substantial price increase in copper prices coupled with increases in aluminum and steel narrowed margins for both product lines although the primary effect was on the fan coil line due to its considerable copper content. Furnace prices are established at the beginning of the season. Fan coil pricing is generally determined and fixed at the time the contract is awarded. The period of time from the awarding of a contract and the production and delivery of the product can vary. During this intervening period in 2006, we experienced significant increases in copper prices which were the principal contributor to the lower fan coil margins. The Company has not used financial instruments to hedge copper or other commodity prices. The addition of sales, engineering and support staff and the opening of a sales and service center in Oklahoma City made to increase fan coil sales increased selling and administrative expenses. Expenditures for computer system upgrades and product configuration software and the cost of general business consultants engaged to review all aspects of the business and organization also increased selling and administrative costs. Finally, our earthquake insurance premiums increased by approximately $100,000.

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

Operating income as a percent of sales and the return on assets were both much lower in 2006 compared to 2005 due to the lower operating income. The factors that resulted in the reduced operating income are discussed above. Operating income as a percent of sales and the return on assets were both lower in 2005 compared to 2004 as a result of the lower operating income as discussed above. The decline in the return on assets was slightly higher as an increase in receivables and inventories raised the 2005 year-end assets level at the same time that operating income declined.

Evaporative Cooling Segment

Sales in the Evaporative Cooling segment improved to $22,167,000, an increase of $1,622,000 or 7.9%, over the 2005 amount of $20,545,000. Unit volume increased notably for the larger industrial applications. Sales for 2005 increased $1,947,000 or 10.5% over the 2004 amount of $18,598,000. Sales of evaporative coolers increased as a result of the partial recapture of the window unit business at a large national home center account and favorable weather that extended into August.

Operating results improved from the loss of $177,000 for 2005 to a profit of $267,000 in 2006. The overall increased sales volume combined with the shift to the larger industrial units improved the margins. Reduced workers’ compensation claims also aided the return to profitability. Operating results for 2005 declined from $266,000 for 2004 to a loss of  $177,000 for 2005 despite the increase in sales. Cost of sales, as a percent of sales, increased from 80.1% to 85.4%. The increased percentage was due to pricing decisions made in response to pricing introduced by our largest competitor. Higher workers’ compensation claims and lower production volume also contributed to the higher cost ratio.

Operating results as a percent of sales are still very low due to the modest amount of operating income but it has returned to a level approaching 2004’s level after the loss incurred during 2005. The return on assets slightly exceeded the 2004 level due to the decrease in segment assets, the result of lower inventory levels and the reduced net book value of property, plant and equipment. Operating results as a percent of sales and the return on assets for 2005 are not meaningful due to the operating loss incurred during the year. The factors that resulted in the loss are discussed above.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, issued by the Securities and Exchange Commission, requires all registrants, including the Company, to include a discussion of “critical” accounting policies or methods used in the preparation of financial statements. We believe the following are our critical accounting policies and methods.

Intangibles

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized as a charge to earnings. The Company annually assesses goodwill for potential impairment as of the last day of its fiscal year. In addition, to the extent that events occur, either involving the relevant Company subsidiaries or in their industries, the Company revisits its assessment of the recorded goodwill to determine if impairment has occurred and should be immediately recognized. This assessment requires us to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates, growth rates and costs. In addition, the terms of recent industry transactions/mergers are considered. No impairment was indicated in the current year. If the assessment had indicated that the carrying value of goodwill was impaired, an impairment charge would have been recorded for the amount by which the carrying value of the goodwill exceeded its fair value. Management believes that the assumptions and estimates used to determine the estimated fair values are reasonable; however, changes in the aforementioned assumptions and estimates, as well as the effects of unknown future events or circumstances could materially affect the estimated fair value.

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

The Company records a reserve for future reclamation work to be performed at its various aggregate operations based upon an estimate of the total expense that will be incurred to reclaim the disturbed areas. Actual reclamation costs are charged against the reserve. The adequacy of the recorded reserve is assessed annually. The assessment may be done more frequently if events or circumstances arise that may indicate a change in estimated costs, recoverable material or the period of mining activity. The Company periodically engages an independent professional to assist in reevaluating the estimates of both the quantities of recoverable material and the cost of reclamation. This analysis requires the independent professional and us to make significant assumptions and estimates about the mining plans, homogeneity of the deposits, third party costs to perform work, method of reclamation to be used, etc. Management believes that the assumptions and estimates used to determine the reserve are reasonable; however, changes in the aforementioned assumptions and estimates, as well as the effects of unknown future events or circumstances, including legislative requirements, could materially affect estimated costs, the quantitites of recoverable material or the period of mining. Depletion of rock and sand deposits and amortization of deferred development costs are computed by the units-of-production method based upon estimated recoverable quantities of rock and sand.

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

Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) has recently issued the following statements and interpretations:

In September 2006, the FASB issued Staff Accounting Bulletin (SAB) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for annual financial statements covering the first fiscal year beginning after November 15, 2006. Adoption of SAB 108 in fiscal 2007 is not expected to have a material impact on the Company’s consolidated results of operations, cash flows or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have not completed our evaluation of the impact of the adoption of FSAS No. 157.

In February 2007, the FASB issued a related statement, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items such as investments, debt and derivative instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not yet begun evaluating the potential impact, if any, the adoption of SFAS No. 159 could have on our consolidated financial position, results of operations, and cash flows.

In June 2006, the FASB issued Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.”

FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

FIN 48 is effective for fiscal years beginning after December 15, 2006. We plan to adopt FIN 48 effective for the first quarter of the 2007 fiscal year. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated results of operations and are not yet in a position to determine such effects.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 and requires retrospective application to prior period financial statements of voluntary changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. Adoption of SFAS No. 154 during 2006 did not have an impact on the Company’s consolidated results of operations, cash flows or financial condition. Furthermore, future consolidated results of operations, cash flows or financial condition will only be impacted by SFAS 154 if the Company implements a voluntary change in accounting principle or identifies and corrects accounting errors in future periods.

In March 2005, the Emerging Issues Task Force reached a consensus on Issue 04-6, “Accounting for Stripping Costs in the Mining Industry” (EITF 04-6) which is effective on January 1, 2006. EITF 04-6 states that stripping costs incurred after the first saleable minerals are extracted from the mine (i.e. post-production stripping costs) should be considered costs of the extracted minerals and recognized as a component of inventory to be recognized in costs of sales in the same period as the revenue from the sale of the inventory. The Company has historically treated post-production stripping costs in the manner proscribed by EITF 04-6, therefore, adoption of EITF 04-6 during fiscal 2006 did not have a material impact on the Company’s consolidated results of operations, cash flows or financial condition.

In December 2004, SFAS No. 123R, “Share-Based Payment” was issued and replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires using a fair-value based model for the measurement of all employee share-based payments, including grants of employee stock options. Deferred compensation calculated under the fair value method would then be amortized into income over the respective vesting period of the stock option. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. There are no stock options outstanding as of December 30, 2006 therefore the adoption of SFAS 123R did not have an impact on the Company’s consolidated results of operations, cash flows or financial condition.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions,” as part of its short-term international convergence project with the International Accounting Standards Board. Under SFAS 153, nonmonetary exchanges are required to be accounted for at fair value, recognizing any gains or losses, if their fair value is determinable within reasonable limits and the transaction has commercial substance. SFAS 153 is effective for fiscal years beginning after June 15, 2005. Adoption of SFAS 153 did not have a material impact on the Company’s 2006 consolidated results of operations, cash flows or financial condition.

In November 2004, Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4,” was issued which amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material.  Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current -period charges regardless of whether they meet the criteria of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS 151 is effective for fiscal years beginning after June 1, 2005. The adoption of SFAS 151 during fiscal 2006 did not have a material impact on its consolidated results of operations, cash flows or financial condition.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks related to commodity prices and interest rates. To manage interest rate risk, the Company has, from time to time, entered into interest rate swaps as cash flow hedges. These swaps are authorized by the Company’s policies and procedures. The Company does not use swaps or hedging instruments for trading purposes, and is not a party to any transaction involving leveraged derivatives. The Company entered into an interest rate swap agreement (Swap Agreement) covering the period December 17, 2001 through December 18, 2006 in order to minimize the adverse impact of the floating interest rate characteristic of some of the Company’s term loan borrowings. The Company’s effective interest rate on the portion of the term loan covered by the Swap Agreement was 5.88% during 2006. Cash payments or receipts associated with this agreement are reflected in interest expense. The fixed rate under the Swap Agreement was less than the floating rate on the term loan during 2006 but exceeded the floating rate during 2005 and 2004. The effect on operations was to increase net income by $21,000 for 2006 while reducing net income by $31,000 and $162,000 for 2005 and 2004, respectively. The fair value of the Swap Agreement is recorded on the balance sheet with subsequent changes recorded as a separate component of accumulated other comprehensive income in shareholders’ equity. See paragraph below and above discussion under Financial Condition, Liquidity and Capital Resources. See Note 3.

Interest Rates

The Company utilizes revolving credit and term-loan facilities that bear interest at either prime or an adjusted LIBOR rate. The amount outstanding under these facilities aggregated $15,000,000 at December 30, 2006. The Company is not a party to any capital lease agreements as of December 30, 2006. See Note 3.

Commodities

The Company purchases commodities, such as steel, copper, aluminum, cement, fuel and cardboard for packaging, at market prices and does not currently use financial instruments to hedge commodity prices.

Item 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PAGE

Financial Statements and Schedule of Continental
Materials Corporation and report thereon:

Consolidated statements of operations and comprehensive income for fiscal years 2006, 2005 and 2004	24

Consolidated statements of cash flows for fiscal years 2006, 2005 and 2004	25

Consolidated balance sheets as of December 30, 2006 and December 31, 2005	26

Consolidated statements of shareholders’ equity for fiscal years 2006, 2005 and 2004	27

Notes to consolidated financial statements	28-38

Reports of Independent Registered Public Accounting Firms	39-40

Continental Materials Corporation

Consolidated Statements of Operations and Comprehensive Income

For Fiscal Years 2006, 2005 and 2004

(Amounts in thousands except share data)

	2006	2005	2004

Sales	$158,767	$138,999	$126,940
Costs and expenses
Cost of sales (exclusive of depreciation, depletion and amortization)	130,410	114,065	103,320
Depreciation, depletion and amortization	5,009	4,729	5,027
Selling and administrative	19,711	17,095	15,699
Gain on disposition of property and equipment	212	942	611
Operating income	3,849	4,052	3,505

Interest expense	(808)	(565)	(516)
Other income, net	116	71	134
Income before income taxes	3,157	3,558	3,123
Income tax provision	1,115	800	750
Net income	$2,042	$2,758	$2,373

Basic earnings per share	$1.27	$1.72	$1.41
Weighted average shares outstanding	1,605	1,602	1,681
Diluted earnings per share	$1.27	$1.69	$1.38
Weighted average shares outstanding	1,605	1,632	1,725

Comprehensive income:
Net income	$2,042	$2,758	$2,373
Comprehensive (loss) income from interest rate swap, net of tax of $(3), $44, and $83, respectively	(6)	73	198
Total comprehensive income	$2,036	$2,831	$2,571

The accompanying notes are an integral part of the financial statements.

Continental Materials Corporation Consolidated Statements of Cash Flows

For Fiscal Years 2006, 2005 and 2004

(Amounts in thousands)

	2006	2005	2004
Operating activities
Net income	$2,042	$2,758	$2,373
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	5,009	4,729	5,027
Deferred income tax provision	213	(179)	89
Provision for doubtful accounts	341	94	108
Gain on disposition of property and equipment	(212)	(942)	(611)
Tax benefit from exercise of stock options	—	608	—
Changes in operating assets and liabilities
Receivables	(6,783)	671	(1,472)
Inventories	718	(846)	(428)
Prepaid expenses	(392)	(287)	(28)
Prepaid royalties	115	(115)	(239)
Accounts payable and accrued expenses	1,312	1,509	735
Income taxes	236	(425)	88
Other	(666)	166	(123)
Net cash provided by operating activities	1,933	7,741	5,519

Investing activities
Cash paid for acquisitions of assets of certain businesses	(2,452)	—	—
Capital expenditures	(6,553)	(3,776)	(4,267)
Cash proceeds from sale of property and equipment	347	617	917
Net cash used in investing activities	(8,658)	(3,159)	(3,350)

Financing activities
Long-term borrowings	5,000	5,000	—
Repayment of long-term debt	(2,000)	(2,000)	(1,970)
Payment on note issued for acquisition	(334)	—	—
Proceeds from exercise of stock options	—	396	—
Payments to acquire treasury stock	—	(3,977)	(1,980)
Net cash provided by (used in) financing activities	2,666	(581)	(3,950)
Net (decrease) increase in cash and cash equivalents	(4,059)	4,001	(1,781)

Cash and cash equivalents
Beginning of year	6,829	2,828	4,609
End of year	$2,770	$6,829	$2,828

Supplemental disclosures of cash flow items
Cash paid (received) during the year
Interest	$1,041	$806	$585
Income taxes	665	795	608
Supplemental disclosures of noncash investing and financing activities	$1,000	$—	$—
Note issued as partial consideration for ASCI purchase
Note received as consideration for sale of property	—	788	—
Value of shares tendered as payment related to exercise of stock options	—	93	—

The accompanying notes are an integral part of the financial statements.

Continental Materials Corporation

Consolidated Balance Sheets As of December 30, 2006 and December 31, 2006

(Amounts in thousands except share data)

	December 30, 2006	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$2,770	$6,829
Receivables less allowance of $619 and $310	24,120	17,678
Receivable for insured losses	1,584	1,718
Inventories	16,835	17,455
Prepaid expenses	1,947	1,555
Deferred income taxes	2,344	2,355
Total current assets	49,600	47,590

Property, plant and equipment
Land and improvements	2,348	2,348
Buildings and improvements	19,678	19,125
Machinery and equipment	77,477	72,529
Mining properties	5,553	5,501
Less accumulated depreciation and depletion	(72,691)	(70,659
	32,365	28,844

Other assets
Goodwill	7,829	7,374
Amortizable intangible assets	1,517	728
Prepaid royalties	1,140	1,255
Long-term note receivable	752	762
Other	502	507
	$93,705	$87,060

LIABILITIES
Current liabilities
Current portion of long-term debt	$2,866	$2,000
Accounts payable	5,281	4,401
Income taxes	579	342
Accrued expenses
Compensation	3,640	3,039
Reserve for self-insured losses	3,981	4,033
Liability for unpaid claims covered by insurance	1,584	1,718
Profit sharing	1,586	1,758
Reclamation	463	508
Other	2,109	2,009
Total current liabilities	22,089	19,808

Long-term debt	12,800	10,000
Deferred income taxes	3,883	3,681
Accrued reclamation	777	827
Other long-term liabilities	813	1,437
Commitments and contingencies (Notes 4 and 7)

SHAREHOLDERS’ EQUITY
Common shares, $.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,830	1,830
Retained earnings	67,373	65,331
Accumulated other comprehensive income (losses)	—	6
Treasury shares, at cost	(16,503)	(16,503
	53,343	51,307
	$93,705	$87,060

The accompanying notes are an integral part of the financial statements.

Continental Materials Corporation

Consolidated Statements of Shareholders’ Equity

For Fiscal Years 2006, 2005 and 2004

(Amounts in thousands except share data)

	Common shares	Common shares amount	Capital in excess of par	Retained earnings	Accum. other compre-hensive income (loss)	Treasury shares	Treasury shares cost

Balance at January 3, 2004	2,574,264	$643	$1,982	$60,200	$(265)	853,901	$11,703
Purchase of treasury shares	—	—	—	—	—	69,949	1,980
Net income	—	—	—	2,373	—	—	—
Comprehensive income from interest rate swap, net of tax of $83	—	—	—	—	198	—	—
Balance at January 1, 2005	2,574,264	643	1,982	62,573	(67)	923,850	13,683
Purchase of treasury shares	—	—	—	—	—	115,353	3,977
Common shares issued under the Stock Option Plan (from Treasury)	—	—	(760)	—	—	(70,400)	(1,157)
Tax benefit from exercise of options	—	—	608	—	—	—	—
Net income	—	—	—	2,758	—	—	—
Comprehensive income from interest rate swap, net of tax of $44	—	—	—	—	73	—	—
Balance at December 31, 2005	2,574,264	643	1,830	65,331	6	968,803	16,503
Net income	—	—	—	2,042	—	—	—
Comprehensive loss from interest rate swap, net of tax of $3	—	—	—	—	(6)	—	—
Balance at December 30, 2006	2,574,264	$643	$1,830	$67,373	$—	968,803	$16,503

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) has recently issued the following statements and interpretations:

In September 2006, the FASB issued Staff Accounting Bulletin (SAB) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for annual financial statements covering the first fiscal year beginning after November 15, 2006. Adoption of SAB 108 in fiscal 2007 is not expected to have a material impact on the Company’s consolidated results of operations, cash flows or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have not completed our evaluation of the impact of the adoption of FSAS No. 157.

In February 2007, the FASB issued a related statement, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items such as investments, debt and derivative instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not yet begun evaluating the potential impact, if any, the adoption of SFAS No. 159 could have on our consolidated financial position, results of operations, and cash flows.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We plan to adopt FIN 48 effective for the first quarter of the 2007 fiscal year. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated results of operations and are not yet in a position to determine such effects.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 and requires retrospective application to prior period financial statements of voluntary changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. Adoption of SFAS No. 154 during 2006 did not have an impact on the Company’s consolidated results of operations, cash flows or financial condition. Furthermore, future consolidated results of operations, cash flows or financial condition will only be impacted by SFAS 154 if the Company implements a voluntary change in accounting principle or identifies and corrects accounting errors in future periods.

In March 2005, the Emerging Issues Task Force reached a consensus on Issue 04-6, “Accounting for Stripping Costs in the Mining Industry” (EITF 04-6) which is effective on January 1, 2006. EITF 04-6 states that stripping costs incurred after the first saleable minerals are extracted from the mine (i.e. post-production stripping costs) should be considered costs of the extracted minerals and recognized as a component of inventory to be recognized in costs of sales in the same period as the revenue from the sale of the inventory. The Company has historically treated post-production stripping costs in the manner proscribed by EITF 04-6, therefore, adoption of EITF 04-6 during fiscal 2006 did not have a material impact on the Company’s consolidated results of operations, cash flows or financial condition.

In December 2004, SFAS No. 123R, “Share-Based Payment” was issued and replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires using a fair-value based model for the measurement of all employee share-based payments, including grants of employee stock options. Deferred compensation calculated under the fair value method would then be amortized into income over the respective vesting period of the stock option. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. There are no stock options outstanding as of December 30, 2006 therefore the adoption of SFAS 123R did not have an impact on the Company’s consolidated results of operations, cash flows or financial condition.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions,” as part of its short-term international convergence project with the International Accounting Standards Board. Under SFAS 153, nonmonetary exchanges are required to be accounted for at fair value, recognizing any gains or losses, if their fair value is determinable within reasonable limits and the transaction has commercial substance. SFAS 153 is effective for fiscal years beginning after June 15, 2005. Adoption of SFAS 153 did not have a material impact on the Company’s 2006 consolidated results of operations, cash flows or financial condition.

In November 2004, Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4,” was issued which amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material.  Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current -period charges regardless of whether they meet the criteria of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS 151 is effective for fiscal years beginning after June 1, 2005. The adoption of SFAS 151 during fiscal 2006 did not have a material impact on its consolidated results of operations, cash flows or financial condition.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 30, 2006 and December 31, 2005 and the reported amounts of revenues and expenses during each of the three years in the period ended December 30, 2006. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

INVENTORIES

Inventories are valued at the lower of cost or market and are reviewed periodically for excess or obsolete stock with a provision recorded, where appropriate. Cost for inventory in the HVAC industry group (see Note 11) is determined using the last-in, first-out (LIFO) method. These inventories represent approximately 74% of total inventories at December 30, 2006 (78% at December 31, 2005). The cost of all other inventory is determined by the first-in, first-out (FIFO) method.

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

OTHER ASSETS

Goodwill, of which $6,829,000 relates to the Concrete, Aggregates and Construction Supply segment and $1,000,000 relates to the Door segment, is not amortized but rather assessed for impairment as of the end of each fiscal year. To the extent that events occur, either involving the relevant Company subsidiaries or in their industries, the Company revisits its assessment of the recorded goodwill to determine if impairment has occurred and should be immediately recognized. No impairment was recognized in either 2006 or 2005.

Amortizable intangible assets consist of non-compete agreements, a restrictive land covenant and customer relationships valued in conjunction with various acquisitions. These amounts are being amortized on a straight line basis over the respective lives of the agreements which range from 4 — 10 years except for the customer relationships amount which is being amortized over its estimated life of 10 years using the sum-of-the-years digits method.

The Company is party to various aggregates leases related to operations of the Concrete, Aggregates and Construction Supplies segment which require royalty payments based upon tons mined. These leases call for an annual royalty to be paid on a minimum tonnage. Prepaid royalties relate to payments made for tons not yet mined.

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

RECLAMATION

In connection with permits to mine properties in Colorado, the Company is obligated to reclaim the mined areas whether the property is owned or leased. The Company records a reserve for future reclamation work to be performed at its various aggregate operations based upon an estimate of the total expense that will be incurred to reclaim the disturbed areas. Reclamation expense is provided during the interim periods using the units-of-production method. The adequacy of the recorded reserve is assessed quarterly. At each fiscal year-end, a more formal and complete analysis is performed and the expense and reserve is adjusted to reflect the estimated cost to reclaim the then disturbed and unreclaimed areas. The assessment of the reclamation liability may be done more frequently if events or circumstances arise that may indicate a change in estimated costs, recoverable material or period of mining activity. As part of the year-end analysis, the Company engages an independent professional to assist in reevaluating the estimates of both the quantities of recoverable material and the cost of reclamation. Most of the reclamation on any mining property is generally performed soon after each section of the deposit is mined. The Company’s reserve for reclamation activities was $1,240,000 at December 30, 2006 and $1,335,000 at December 31, 2005. The Company classifies a portion of the reserve as a current liability, $443,000 at December 30, 2006 and $508,000 at December 31, 2005, based upon a rolling three year average of actual reclamation expense.

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

The Company is responsible for warranty related to the manufacture of its HVAC products. The Company does not perform installation services, nor are maintenance or service contracts offered. Changes in the aggregated product warranty liability for the fiscal years 2006 and 2005 were as follows (amounts in thousands):

	2006	2005
Beginning balance	$106	$106
Warranty related expenditures	(349)	(366)
Warranty expense accrued	349	366
Ending balance	$106	$106

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

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. In many instances in the Concrete, Aggregates and Constuction Materials segment, the Company retains lien rights on the properties served until the receivable is collected. The Company maintains reserves for potential credit losses based upon the aging of accounts receivable and historical experience and such losses have been within management’s expectations. See Note 11 for a description of the Company’s customer base.

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

FISCAL YEAR END

The Company’s fiscal year end is the Saturday nearest December 31. Fiscal 2006, 2005 and 2004 all consist of 52 weeks.

2. BUSINESS ACQUISITIONS

On January 1, 2006 the Company purchased the assets of CSSL, a company in Colorado Springs offering electronic access and locking capabilities, for $352,000. The assets were acquired by MDHI in the Door segment. The purchase price allocation included $100,000 for a non-compete agreement and $100,000 of goodwill, all of which is amortizable over 15 years for tax. The non-compete agreement is being amortized over its four year term.

On June 30, 2006 the Company purchased certain assets of ASCI, a concrete producer in Colorado Springs, for $2,100,000 of cash and a $1,000,000 Note. The assets were acquired by TMC in the Concrete, Aggregates and Construction Supplies segment. The final purchase price allocation included $1,735,000 of plant and equipment, $290,000 for a non-compete agreement, $350,000 for a restriction of land use covenant, $370,000 for existing customer relations and $355,000 of goodwill, all of which is amortizable over 15 years for tax. The non-compete agreement is being amortized over its five year term while the restriction of land use covenant and the customer relations are being amortized over its term and estimated life, respectively, of ten years each. The weighted-average amortization period for the intangible assets associated with the ASCI acquisition is approximately 8.6 years.

Both purchases were accounted for as acquisitions of a business under SFAS No. 141, “Standards of Accounting for Business Combinations” and the consolidated results of operations include their operations since their respective dates of acquisition. The goodwill related to the above two purchases represents the only changes to the Company’s recorded goodwill during 2006.

The following unaudited pro forma summary financial information summarizes the estimated combined results of operations of the Company, ASCI and CSSL assuming that the acquisitions of ASCI and CSSL had taken place on January 2, 2005. The unaudited pro forma combined results of operations were prepared on the basis of information provided to the Company by the former management of ASCI and CSSL and no representation is made by the Company with respect to the accuracy of such information. The pro forma combined results of operations reflect adjustments for interest expense, additional depreciation based on the fair market value of plant and equipment, amortization of identifiable intangibles and income tax expense. The pro forma financial information presented below for the year ended December 31, 2005 includes the full year results for ASCI and CSSL, as adjusted for the items noted above. The pro forma financial information for the year ended December 30, 2006 includes the results of ASCI from January 1, 2006 through April 30, 2006, as adjusted for the items noted above. ASCI’s interim financial information for May and June of 2006 were not made available to the Company. Amounts are in thousands except per share amounts.

	Year Ended December 30, 2006 Unaudited	Year Ended December 31, 2005 Unaudited
Net sales	$161,063	$149,022
Net income	2,069	3,079
Basic earnings per share	1.29	1.92
Diluted earnings per share	1.29	1.89

The unaudited pro forma combined results of operations are not necessarily indicative of, and do not purport to represent, what the Company’s results of operations or financial condition actually would have been had the acquisitions been made as of January 2, 2005. Due to competitive conditions, the Company did not expect to, and has not, retained all of the concrete volume or market share previously held by ASCI.

3. INVENTORIES

Inventories consisted of the following (amounts in thousands):

	December 30, 2006	December 31, 2005
Finished goods	$7,104	$7,650
Work in process	1,502	1,907
Raw materials and supplies	8,229	7,898
	$16,835	$17,455

If inventories valued on the LIFO basis were valued at current costs, inventories would be higher as follows: 2006 — $4,489,000 and 2005 — $4,306,000.

Reductions in inventory quantities during 2006 and 2005 at one location resulted in liquidation of LIFO inventory layers carried at costs lower than the costs of current purchases. The effect was not material in either year.

4. GOODWILL AND AMORTIZABLE INTANGIBLE ASSETS

Goodwill, of which $6,829,000 relates to the Concrete, Aggregates and Construction Supplies segment and $1,000,000 relates to the Door segment, is not amortized but rather assessed for impairment as of the end of each fiscal year. To the extent that events occur, either involving the relevant Company subsidiaries or in their industries, the Company revisits its assessment of the recorded goodwill to determine if impairment has occurred and should be immediately recognized. No impairment was recognized in either 2006 or 2005.

Changes in recorded goodwill for the year ended December 30, 2006 are as follows (amounts in thousands):

	Concrete, Aggregates and Construction Supplies	Doors	Total
Balance as of December 31, 2005	$6,474	$900	$7,374
Goodwill acquired during the year	355	100	455
Balance as of December 30, 2006	$6,829	$1,000	$7,829

Identifiable intangible assets consist of the following (amounts in thousands):

	December 30, 2006		December 31, 2005
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortized intangible assets:
Non-compete agreements	$2,390	$1,542	$2,000	$1,272
Restrictive land covenant	350	17	—	—
Customer relationships	370	34	—	—
	$3,110	$1,593	$2,000	$1,272

The above intangible assets include non-compete agreements that were signed at the time the Company acquired the Pueblo operations (October 21, 1996), all of the stock of RMRM (December 31, 2000), all of the stock of MDHI (April 1, 2002), the assets of CSSL (January 1, 2006) and the assets of ASCI (June 30, 2006). Amortization of these amounts is computed on a straight-line basis over the agreement periods which range from 4 — 10 years. Also included are a restrictive land covenant and customer relationships value related to the ASCI acquisition. Amortization of the restrictive land covenant is computed on the straight-line basis over the agreement period of 10 years. Amortization of the customer relations value is computed on the sum-of-the-years digits method over its estimated life of 10 years. Amortization expense for these intangible assets was $321,000, $225,000 and $225,000 for 2006, 2005 and 2004, respectively. The estimated amortization expense for the five subsequent fiscal years is as follows: 2007 — $319,000; 2008 — $300,000; 2009 — $293,000; 2010 — $262,000 and 2011 — $101,000.

5. LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	December 30, 2006	December 31, 2005
Unsecured term loan	$15,000	$12,000
Note issued as part of ASCI purchase	666	—
Less current portion	(2,866)	(2,000)
Total long-term debt	$12,800	$10,000

The Company has an unsecured Revolving Credit and Term Loan Agreement (Credit Agreement), dated September 5, 2003, with LaSalle Bank National Association and Fifth Third Bank. On June 8, 2006, the Company entered into the Fourth Amendment (Amendment) to the Credit Agreement, as amended as of May 29, 2004, April 14, 2005 and June 28, 2005. The Amendment increased the principal amount of the term loan portion of the Credit Agreement by $5,000,000 and increased the revolving credit facility by $5,000,000 to a maximum amount of $15,000,000. With the increase in the term loan and revolving credit amounts, the total loan commitment, at the time of the signing, was $31,500,000. At the filing date of this Form 10-K, the commitment had been reduced to $30,000,000 due to term loan repayments of $1,500,000, as scheduled. The additional $5,000,000 proceeds of the term loan facility were drawn at the close of business, June 30, 2006 in conjunction with the acquisition of ASCI. The amount available under the revolving credit facility of the Credit Agreement was increased primarily due to increased stand-by letters of credit requirements to insurance carriers in support of self-insured amounts under the Company’s risk management program and to provide additional liquidity.

The Credit Agreement provides that, at the Company’s option, the term loan and revolving credit facility will bear interest at prime or a performance-based LIBOR rate. Based on the terms of the Amendment, the increase in the term loan and the Company’s performance for the twelve months ended December 30, 2006, the performance based rates are LIBOR plus 1.50% for the term loan and LIBOR plus 1.25% for borrowings under the revolving credit facility. The Credit Agreement also requires the Company to maintain certain levels of consolidated tangible net worth, to attain certain levels of cash flow (as defined) on a rolling four-quarter basis, and to maintain certain ratios including consolidated debt to cash flow (as defined). At December 30, 2006, the Company was not in compliance with the Cash Flow Ratio as defined in the loan agreement. The Company has obtained waivers of the requirement for the 2006 year-end and the first quarter of 2007. The Company expects to be in compliance with the covenant at the end of the second quarter of 2007. A principal reason for not meeting the required ratio was the high level of capital expenditures during 2006. Additional borrowings, acquisition of stock of other companies, purchase of treasury shares and payment of cash dividends are either limited or require prior approval by the lenders. Payment of accrued interest is due and paid quarterly by the Company. Principal payments under the term loan are due quarterly with a final payment of all remaining unpaid principal due March 31, 2011.

All other material terms of the Credit Agreement remain in force, except to the extent they have been modified by the Fourth Amendment as described in this paragraph.

The Company issued a Note in the original amount of $1,000,000 in conjunction with the purchase of ASCI. The Note bears interest at 6%. Payment of accrued interest is due and paid quarterly by the Company. Principal payments are due quarterly in the amount of $167,000. At December 30, 2006, the balance of the Note was $666,000, all of which will is due during the 2007 fiscal year.

The Company is exposed to market risks related to commodity prices and interest rates. To manage interest rate risk, the Company has, from time to time, entered into interest rate swaps as cash flow hedges. These swaps are authorized by the Company’s policies and procedures. The Company does not use swaps or hedging instruments for trading purposes, and is not a party to any transaction involving leveraged derivatives. During fiscal 2001, the Company entered into an interest rate swap agreement (Swap Agreement) covering the period December 17, 2001 through December 18, 2006 in order to minimize the adverse impact of the floating interest rate characteristic of some of the Company’s term loan borrowings. The Company’s effective interest rate on the portion of the term loan covered by the Swap Agreement was 5.88% during 2006. Cash payments or receipts associated with this agreement are reflected in interest expense. The fixed rate under the Swap Agreement was lower than the floating rate on the term loan during 2006 but exceeded the floating rate during 2005 and 2004. The effect on operations was to increase net income by $21,000 in 2006 and reduce net income by $31,000 and $162,000 for 2005 and 2004, respectively. The fair value of the Swap Agreement is recorded on the balance sheet with subsequent changes recorded as a separate component of accumulated other comprehensive income in shareholders’ equity.

Aggregate long-term debt matures as follows (amounts in thousands):

2007	$2,866
2008	2,400
2009	2,400
2010	3,000
2011	5,000
$15,666

Under the Credit Agreement, the Company had an unsecured revolving line of credit of $15,000,000 during 2006 and $10,000,000 during 2005. The line, which expires in July 2008, is used for short-term cash needs and stand-by letters of credit. At December 30, 2006, the Company had outstanding stand-by letters of credit to insurance carriers totaling approximately $4,585,000 that collateralize the self-insured amounts under the Company’s risk management program. The weighted average interest rate for all debt was 6.5% for fiscal 2006 and 5.5% for fiscal 2005. There was no balance outstanding against the revolving credit line as of either December 30, 2006 or December 31, 2005.

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

7. SHAREHOLDERS’ EQUITY

During 2005, the remaining options granted under the Company’s Stock Option Plan (the “Plan”) for 73,400 shares of common stock  (70,400 shares net of 3,000 shares tendered as payment of option price) were exercised.

No options were exercised during 2004. With the exercise of all then remaining outstanding options during 2005, the Plan was terminated. Reinstatement of the Plan requires the consent of the Company’s stockholders.

Four hundred thousand shares of preferred stock ($.50 par value) are authorized and unissued.

8. EARNINGS PER SHARE

The Company computes earnings per share (EPS) in accordance with SFAS No. 128, “Earnings Per Share.” The following is a reconciliation of the calculation of basic and diluted EPS for the fiscal years 2006, 2005 and 2004 (dollars in thousands except per-share data).

	Net Income	Weighted average shares	Per-share earnings
2006
Basic EPS	$2,042	1,605	$1.22
Effect of dilutive options	—	—
Diluted EPS	$2,042	1,605	$1.22

2005
Basic EPS	$2,758	1,602	$1.72
Effect of dilutive options	—	30
Diluted EPS	$2,758	1,632	$1.69

2004
Basic EPS	$2,373	1,681	$1.41
Effect of dilutive options	—	44
Diluted EPS	$2,373	1,725	$1.38

9. RENTAL EXPENSE, LEASES AND COMMITMENTS

The Company leases certain of its facilities and equipment and is required to pay the related taxes, insurance and certain other expenses. Rental expense was $3,443,000, $2,993,000 and $2,778,000 for 2006, 2005 and 2004, respectively.

Future minimum rental commitments under non-cancelable operating leases for 2007 and thereafter are as follows: 2007 — $2,337,000; 2008 — $2,157,000; 2009 — $1,891,000; 2010 — $1,413,000; 2011 — $1,341,000 and thereafter — $23,036,000. Included in these amounts is $436,000 per year and approximately $20,494,000 in the “thereafter” amount related to minimum royalty payments due on an aggregates property lease in conjunction with the Pueblo, Colorado operation. Also included in these amounts is $235,000 per year and approximately $1,117,000 in the “thereafter” amount related to a ground lease upon which the Company owns a building leased to a third party for approximately $344,000 per year. The ground lease runs through October 1, 2016 and contains a renewal clause. The building lease runs through January 31, 2013.

10. RETIREMENT PLANS

As discussed in Note 1, the Company maintains defined contribution retirement benefit plans for eligible employees. Total plan expenses charged to operations were $2,206,000, $1,827,000 and $1,606,000 in 2006, 2005 and 2004, respectively.

11. INCOME TAXES

The provision (benefit) for income taxes is summarized as follows (amounts in thousands):

	2006	2005	2004
Federal: Current	$813	$1,147	$665
Deferred	38	(54)	53
State: Current	89	(168)	(4)
Deferred	175	(125)	36
	$1,115	$800	$750

The difference between the tax rate on income for financial statement purposes and the federal statutory tax rate was as follows:

	2006	2005	2004
Statutory tax rate	34.0%	34.0%	34.0%
Percentage depletion	(5.4)	(2.4)	(3.1)
State income taxes, net of federal benefit	6.1	1.1	2.9
Non-deductible expenses	.7	—	1.2
Benefit of state tax credits	—	—	(5.5)
Donation of appreciated property	—	—	(1.3)
Release tax contingency reserve	(.2)	(8.1)	(4.2)
Other	.1	(2.1)	—
	35.3%	22.5%	24.0%

The Company quarterly reviews its potential liability for income tax contingencies resulting from positions taken on certain items of income or deduction when filing its federal and state income tax returns.  Amounts are accrued based upon management’s assessment of the exposure on these items.  Conversely, such previously accrued amounts are reversed either when the items are resolved in favor of the Company or the audit periods for the applicable returns are closed.  During the 2006 fiscal year, approximately $6,000 was released as certain situations were resolved in favor of the Company. During fiscal 2005, approximately $287,000 was released and during fiscal 2004, approximately $131,000 was released.

For financial statement purposes, deferred tax assets and liabilities are recorded at a blend of the current statutory federal and states’ tax rates — 37.8%. The principal temporary differences and their related deferred taxes are as follows (amounts in thousands):

	2006	2005
Reserves for self-insured losses	$1,274	$1,359
Accrued reclamation	469	495
Deferred compensation	272	544
Asset valuation reserves	290	174
Future state tax credits	516	555
Other	100	78
Total deferred tax assets	2,921	3,205

Depreciation	3,062	3,185
Deferred development	601	630
Other	797	716
Total deferred tax liabilities	4,460	4,531
Net deferred tax liability	$(1,539)	$(1,326)

The net current deferred tax assets are $2,344,000 and $2,355,000 at year-end 2006 and 2005, respectively.

12. UNAUDITED QUARTERLY FINANCIAL DATA

The following table provides summarized unaudited fiscal quarterly financial data for 2006 and 2005 (amounts in thousands, except per share amounts):

	First quarter	Second quarter	Third quarter	Fourth quarter
2006
Sales	$33,684	$43,704	$40,924	$40,455
Depreciation, depletion and amortization	1,190	1,249	1,212	1,358
Operating (loss) profit	(420)	2,376	915	978
Net (loss) income	(301)	1,430	529	384
Basic (loss) income per share	(.19)	.89	.33	.24
Diluted (loss) income per share	(.19)	.89	.33	.24

	First quarter	Second quarter	Third quarter	Fourth quarter
2005
Sales	$29,757	$38,273	$36,415	$34,554
Depreciation, depletion and amortization	1,216	1,215	1,201	1,097
Operating (loss) profit	(338)	1,302	1,552	1,536
Net (loss) income	(288)	945	1,038	1,063
Basic (loss) income per share	(.17)	.59	.66	.66
Diluted (loss) income per share	(.17)	.58	.65	.66

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

13. INDUSTRY SEGMENT INFORMATION

The Company operates primarily in two industry groups, HVAC and Construction Products. The Company has identified two reportable segments in each of the two industry groups: the Heating and Cooling segment and the Evaporative Cooling segment in the HVAC industry group and the Concrete, Aggregates and Construction Supplies segment and the Door segment in the Construction Products industry group. The Heating and Cooling segment produces and sells gas-fired wall furnaces, console heaters and fan coils from the Company’s wholly-owned subsidiary, Williams Furnace Co. of Colton, California. The Evaporative Cooling segment produces and sells evaporative coolers from the Company’s wholly-owned subsidiary, Phoenix Manufacturing, Inc. of Phoenix, Arizona. Sales of these two segments are nationwide, but are concentrated in the southwestern United States. Concrete, Aggregates and Construction Supplies are offered from numerous locations along the Front Range of Colorado operated by the Company’s wholly-owned subsidiaries Castle Concrete Company and Transit Mix Concrete Co., of Colorado Springs, Transit Mix of Pueblo, Inc. of Pueblo and Rocky Mountain Ready Mix Concrete, Inc. of Denver. Doors are fabricated and sold along with the related hardware from the Company’s wholly-owned subsidiary, McKinney Door and Hardware, Inc. of Pueblo, Colorado. Sales of these two segments are highly concentrated in the Front Range area in Colorado although door sales are also made throughout the United States.

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

The following table presents information about reported segments for the fiscal years 2006, 2005 and 2004 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

	Construction Products Industry			HVAC Industry
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC	Unallocated Corporate (a)	Other (b)	Total
2006
Revenues from external customers	$96,862	$9,452	$106,314	$29,930	$22,167	$52,097	$12	$344	$158,767
Depreciation, depletion and amortization	3,818	121	3,939	376	603	979	91	—	5,009
Operating income (loss)	5,723	657	6,380	161	267	428	(3,067)	108	3,849
Segment assets	55,713	3,507	59,220	18,303	12,651	30,954	3,468	63	93,705
Capital expenditures (c)	7,689	74	7,763	274	191	465	115	—	8,343

	Construction Products Industry			HVAC Industry
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC	Unallocated Corporate (a)	Other (b)	Total
2005
Revenues from external customers	$82,644	$8,727	$91,371	$26,736	$20,545	$47,281	$3	$344	$138,999
Depreciation, depletion and amortization	3,560	93	3,653	392	613	1,005	71	—	4,729
Operating income (loss)	3,805	777	4,582	2,777	(177)	2,600	(3,227)	97	4,052
Segment assets	47,180	2,914	50,094	16,986	12,544	29,530	7,373	63	87,060
Capital expenditures	2,553	30	2,583	427	442	869	324	—	3,776

	Construction Products Industry			HVAC Industry
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC	Unallocated Corporate (a)	Other (b)	Total
2004
Revenues from external customers	$73,311	$7,087	$80,398	$27,598	$18,598	$46,196	$2	$344	$126,940
Depreciation, depletion and amortization	3,804	83	3,887	480	597	1,077	63	—	5,027
Operating income (loss)	2,331	486	2,817	3,170	266	3,436	(2,842)	94	3,505
Segment assets	50,778	2,964	53,742	15,927	13,081	29,008	3,059	74	85,883
Capital expenditures	2,969	48	3,017	428	789	1,217	33	—	4,267

(a)             Includes unallocated corporate office expenses and assets which consist primarily of cash and cash equivalents.

(b)            Includes a real estate operation and the holding costs for certain mining interests that remain from the period the Company maintained significant interests in mining operations.

(c)             Capital expenditures for the Concrete, Aggregates & Construction Supplies segment include the capital assets acquired with the ASCI acquisition. Capital expenditures for the Door segment include the capital assets acquired with the CSSL acquisition.

All long-lived assets are in the United States. No customer accounted for 10% or more of total sales of the Company in fiscal 2006, 2005 or 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Continental Materials Corporation:

We have audited the accompanying consolidated balance sheets of Continental Materials Corporation and subsidiaries (the “Company”) as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations and comprehensive income, of shareholders’ equity, and of cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Company for the year ended January 1, 2005 were audited by other auditors whose report, dated April 7, 2005 except for the effects of the restatement of the 2004 financial statements described in Note 11 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2005 (not separately presented herein) as to which the date is June 29, 2006, expressed an unqualified opinion on those statements and included an explanatory paragraph related to the restatement of segment disclosures.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2006 and 2005 consolidated financial statements present fairly, in all material respects, the financial position of Continental Materials Corporation and subsidiaries as of December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Chicago, Illinois

March 29, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Continental Materials Corporation:

In our opinion, the accompanying consolidated statements of operations and comprehensive income, of shareholders’ equity and of cash flows, present fairly, in all material respects, the results of Continental Materials Corporation and its subsidiaries operations and their cash flows for the year ended January 1, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Chicago, Illinois

April 7, 2005, except for the effects of the restatement of the 2004 financial statements described by Note 11 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2005 (not separately presented herein) as to which the date is June 29, 2006

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

As of December 30, 2006, the Company carried out an evaluation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

As of December 30, 2006, the Company was not an “accelerated filer” as defined in Rule 12b-2 under the Exchange Act. Accordingly, pursuant to SEC rules and regulations, the Company is not required to complete or provide, and we have not completed or provided, Management’s Annual Report on Internal Control Over Financial Reporting or the associated report of our independent registered public accounting firm in this Annual Report on Form 10-K. We are required to annually reassess our status as a “non-accelerated filer” as of the end of our fiscal year to determine whether we will be required to provide Management’s Annual Report on Internal Control Over Financial Reporting and the associated report of our independent registered public accounting firm in our annual report on Form 10-K.

Changes in Internal Controls

No changes in the Company’s internal controls over financial reporting occurred during the quarter ended December 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	OTHER INFORMATION

Registrant does not have any information, not already reported, that is required to be reported on Form 8-K during the fourth quarter of the year covered by this Form 10-K.

PART III

Items 10, 11, 12, 13 and 14 of Part III have been omitted from this 10-K Report because the registrant expects to file, not later than 120 days following the close of its fiscal year ended December 30, 2006, its definitive 2007 proxy statement. The information required by Items 10, 11, 12, 13 and 14 of Part III will be included in that proxy statement and such information is hereby incorporated by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1	The following financial statements are included in Item 8 of Part II:
Consolidated statement of operations and comprehensive income for fiscal years 2006, 2005 and 2004
Consolidated statements of cash flows for fiscal years ended 2006, 2005 and 2004
Consolidated balance sheets as of December 30, 2006 and December 31, 2005
Consolidated statements of shareholders’ equity for fiscal years ended 2006, 2005 and 2004

(a) 2	The following is a list of financial statement schedules filed as part of this Report:

Schedule II Valuation and Qualifying Accounts & Reserves

For the Fiscal Years 2006, 2005 and 2004

All other schedules are omitted because they are not applicable or the information is shown in the financial statements or notes thereto.

(a) 3	The following is a list of all exhibits filed as part of this Report:

Exhibit 3

Restated Certificate of Incorporation dated May 28, 1975, as amended on May 24, 1978, May 27, 1987 and June 3, 1999 filed as Exhibit 3 to Form 10-K for the year ended January 1, 2005, incorporated herein by reference.

Exhibit 3a	Registrant’s By-laws as amended September 19, 1975 filed as Exhibit 6 to Form 8-K for the month of September 1975, incorporated herein by reference.

Exhibit 10

Revolving Credit and Term Loan Agreement dated as of Sept, ember 5, 2003, by and among the Company and LaSalle Bank National Association and Fifth Third Bank filed as Exhibit 10 to Form 10-Q for the quarterly period ending September 27, 2003; First Amendment thereto dated as of May 29, 2004 filed as Exhibit 10 to Form 10-Q for the quarterly period ending July 3, 2004; Second Amendment thereto dated April 14, 2005 filed as Exhibit 10.1 to Form 8-K for the month of April 2005; Third Amendment thereto dated as of June 28, 2005 filed as Exhibit 10.1 to Form 8-K filed July 7, 2005; and Fourth Amendment thereto dated as of June 8, 2006 filed as Exhibit 99.1 to Form 8-K filed June 13, 2006; incorporated herein by reference.

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

Exhibit 14	Continental Materials Corporation Code of Business Conduct and Ethics filed as Exhibit 14 to Form 10-K/A (Amendment No. 1) for the year ended January 3, 2004, incorporated herein by reference.

Exhibit 21	Subsidiaries of Registrant (filed herewith).

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

Exhibit 23.2	Consent of Independent Registered Public Accounting Firm (filed herewith).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) and Rule 13a-14(d)/15d-14(d) Certification of Chief Executive Officer (filed herewith).

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) and Rule 13a-14(d)/15d-14(d) Certification of Chief Financial Officer (filed herewith).

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith).

* – Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION
Registrant

By:	/S/Joseph J. Sum
Joseph J. Sum, Vice President and Chief Financial Officer

Date:  March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY(IES)	DATE

/S/ James G. Gidwitz	Chief Executive Officer and a Director
James G. Gidwitz	(Principal Executive Officer)	March 30, 2007

/S/ Joseph J. Sum	Vice President, Chief Financial Officer
Joseph J. Sum	(Principal Financial Officer)	March 30, 2007

/S/ Mark S. Nichter	Secretary and Controller
Mark S. Nichter	(Principal Accounting Officer)	March 30, 2007

/S/ William D. Andrews
William D. Andrews	Director	March 30, 2007

/S/ Thomas H. Carmody
Thomas H. Carmody	Director	March 30, 2007

/S/ Betsy R. Gidwitz
Betsy R. Gidwitz	Director	March 30, 2007

/S/ Ralph W. Gidwitz
Ralph W. Gidwitz	Director	March 30, 2007

/S/ Ronald J. Gidwitz
Ronald J. Gidwitz	Director	March 30, 2007

/S/ Theodore R. Tetzlaff
Theodore R. Tetzlaff	Director	March 30, 2007

/S/ Peter E. Thieriot
Peter E. Thieriot	Director	March 30, 2007

/S/ Darrell M. Trent
Darrell M. Trent	Director	March 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Continental Materials Corporation:

We have audited the financial statements of Continental Materials Corporation and subsidiaries (the “Company”) as of December 30, 2006 and December 31, 2005, and for the years then ended, and have issued our report thereon dated March 29, 2007. Such consolidated financial statements and report are included in this Annual Report on Form 10-K of Continental Materials Corporation for the year ended December 30, 2006.  Our audits also included the financial statement schedules of the Company listed in the accompanying index at Item 15.  These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. The 2004 Financial Statement Schedule was audited by other auditors whose report dated April 7, 2005, expressed an unqualified opinion on that schedule.

Deloitte & Touche LLP

Chicago, Illinois

March 29, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Continental Materials Corporation:

Our audits of the consolidated financial statements referred to in our report dated April 7, 2005, except for the effects of the restatement of the 2004 financial statements described by Note 11 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2005 (not separately presented herein) as to which the date is June 29, 2006, appearing in the 2006 Annual Report to Shareholders of Continental Materials Corporation (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the 2004 financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Chicago, Illinois

April 7, 2005

CONTINENTAL MATERIALS CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (c) (e)

for the fiscal years 2006, 2005 and 2004

COLUMN A	COLUMN B	COLUMN C(1)	COLUMN D		COLUMN E

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions – Describe		Balance at End of Period

Year 2006
Allowance for doubtful accounts (c)	$310,000	$342,000	$33,000	(a)	$619,000
Inventory valuation reserve (c)	$150,000	$160,000	$163,000	(b)	$147,000
Reserve for self-insured losses	$4,033,000	$5,421,000	$5,490,000	(d)	$3,964,000

Year 2005
Allowance for doubtful accounts (c)	$325,000	$94,000	$109,000	(a)	$310,000
Inventory valuation reserve (c)	$173,000	$223,000	$246,000	(b)	$150,000
Reserve for self-insured losses	$2,988,000	$6,790,000	$5,745,000	(d)	$4,033,000

Year 2004
Allowance for doubtful accounts (c)	$436,000	$108,000	$219,000	(a)	$325,000
Inventory valuation reserve (c)	$171,000	$202,000	$200,000	(b)	$173,000
Reserve for self-insured losses	$1,973,000	$2,312,000	$1,297,000	(d)	$2,988,000

Notes:

(a) Accounts written off, net of recoveries.	(d) Payments of self-insured claims.

(b) Amounts written off upon disposal of assets.	(e) Column C(2) has been omitted as the
answer would be “none”.
(c) Reserve deducted in the balance sheet from
the asset to which it applies.