Form 10-Q
period 2007-03-31
CONTINENTAL MATERIALS CORP
filed 2007-05-15
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act).

Yes  ☐    No  ☒

Number of common shares outstanding at July 1, 2006	1,605,461

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2007 AND DECEMBER 30, 2006

(Unaudited)

 (000’s omitted except share data)

	MARCH 31, 2007	DECEMBER 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$2,200	$2,770
Receivables, net	29,066	24,120
Receivable for insured losses	1,619	1,584
Inventories:
Finished goods	7,401	7,104
Work in process	1,480	1,502
Raw materials and supplies	9,339	8,229
Prepaid expenses	4,263	4,291
Total current assets	55,368	49,600

Property, plant and equipment, net	34,857	32,365

Goodwill	7,829	7,829
Amortizable intangible assets, net	1,429	1,517
Other assets	2,339	2,394

	$101,822	$93,705
LIABILITIES
Current liabilities:
Bank loan payable	$6,000	$—
Current portion of long-term debt	2,700	2,866
Accounts payable and accrued expenses	20,480	17,060
Liability for unpaid claims covered by insurance	1,619	1,584
Income taxes	—	579
Total current liabilities	30,799	22,089

Long-term debt	12,300	12,800
Deferred income taxes	3,882	3,883
Other long-term liabilities	1,872	1,590

SHAREHOLDERS’ EQUITY
Common shares, $0.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,830	1,830
Retained earnings	67,045	67,373
Treasury shares, 971,374 and 968,803, at cost	(16,549)	(16,503)
	52,969	53,343

	$101,822	$93,705

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, RETAINED EARNINGS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND APRIL 1, 2006

(Unaudited)

(000’s omitted except per-share amounts)

	MARCH 31, 2007	APRIL 1, 2006

Sales	$40,079	$33,684

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	33,794	27,981
Depreciation, depletion and amortization	1,315	1,190
Selling and administrative	5,293	5,007

Gain on disposition of property and equipment	31	74
	40,371	34,104

Operating loss	(292)	(420)

Interest, net	(213)	(96)
Other income, net	16	61

Loss before income taxes	(489)	(455)

Benefit from income taxes	(161)	(154)

Net loss	(328)	(301)

Retained earnings, beginning of period	67,373	65,331

Retained earnings, end of period	$67,045	$65,030

Basic and diluted loss per share	$(.20)	$(.19)

Average shares outstanding	1,604	1,605

Comprehensive (loss) income:
Net loss	$(328)	$(301)
Comprehensive income from interest rate swap, net of tax of $1 for three months ended April 1, 2006	—	3
	$(328)	$(298)

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND APRIL 1, 2006

(Unaudited)

(000’s omitted)

	MARCH 31, 2007	APRIL 1, 2006

Net cash used in operating activities	$(2,358)	$(5,684)

Investing activities:
Purchase of CSSL	—	(352)
Capital expenditures	(3,542)	(1,411)
Proceeds from sale of property and equipment	42	118
Net cash used in investing activities	(3,500)	(1,645)

Financing activities:
Borrowings under revolving credit facility	6,000	1,000
Repayment of long term debt	(666)	(500)
Payment to acquire treasury stock	(46)	—
Net cash provided by financing activities	5,288	500

Net decrease in cash and cash equivalents	(570)	(6,829)
Cash and cash equivalents:
Beginning of period	2,770	6,829

End of period	$2,200	$—

Supplemental disclosures of cash flow items:
Cash paid during the three months for:
Interest	$293	$18
Income taxes	560	215

Supplemental disclosures of noncash investing activities
Capital expenditures purchased on account	$187	$—

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

NOTES TO THE QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 31, 2007

(Unaudited)

1.               The unaudited interim condensed consolidated financial statements included herein are prepared pursuant to the Securities and Exchange Commission rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual consolidated financial statements have been omitted. The interim condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K. As a result of certain organizational changes implemented at the beginning of the 2007 fiscal year, we have reevaluated our reporting segments in accordance with Financial Accounting Standards Board (FASB) Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Although our four reporting segments, see Note 5, have remained the same, the Door Division of Transit Mix Concrete Co., previously reported within the Concrete, Aggregates and Construction Supplies segment is now reported within the Door segment. In the opinion of management, the condensed consolidated financial statements include all adjustments (none of which were other than normal recurring adjustments) necessary for a fair statement of the results for the interim periods.

2.               Our effective income tax rate is based on expected income, statutory tax rates and tax positions taken in the various jurisdictions in which we operate. For interim financial reporting, we estimate the annual income tax rate based on projected taxable income for the full year and record a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, we refine the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to our expected effective income tax rate for the year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual income tax rate. Significant judgment is required in determining our effective income tax rate and in evaluating our tax positions. The effective income tax rate for the quarter ended March 31, 2007 of 33% was down 1% from the 34% rate for the three month ended April 1, 2006. The decrease is primarily the result of an anticipated increase in the percentage depletion deduction and the scheduled increase in the deduction for certain domestic production activities arising under the American Jobs Creation Act of 2004.

On December 31, 2006, the first day of fiscal 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the financial statement effects of a tax position should initially be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon effective settlement with a taxing authority.

There was no cumulative adjustment to retained earnings required as a result of the implementation of FIN 48. The gross amount of unrecognized tax benefits at December 31, 2006 was $290,000 of which $79,000 would affect the effective tax rate.

We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. Accrued interest and penalties included in our total liability for unrecognized tax benefits were $85,000 as of March 31, 2007 and December 31, 2006.

The U.S. Federal statute of limitations expires during the third quarter of 2007 for our 2003 tax year. Included in the balance at March 31, 2007 is approximately $24,000 related to tax positions expected to be resolved within 12 months of this reporting date.

We file income tax returns in the United States federal and various state jurisdictions. Generally, we are not subject to changes in income taxes by any taxing jurisdiction for the years prior to 2002.

3.               Operating results for the first three months of 2007 are not necessarily indicative of performance for the entire year. Historically, sales of the Evaporative Cooling segment are higher in the first and second quarters, sales of the Concrete, Aggregates and Construction Supplies segment are higher in the second and third quarters and sales of the Heating and Cooling segment are higher in the third and fourth quarters. The sales of the Door segment have not shown strong seasonal fluctuations in recent years.

4.               There is no difference in the calculation of basic and diluted earnings per share (EPS) for the three months ended March 31, 2007 and April 1, 2006.

5.               The Company operates primarily in four reportable segments within its two principal industry groups; the Heating and Cooling segment and the Evaporative Cooling segment in the Heating, Ventilation and Air Conditioning (HVAC) industry group and the Concrete, Aggregates and Construction Supplies segment and the Door segment in the Construction Products industry group. The Heating and Cooling segment produces and sells gas-fired wall furnaces, console heaters and fan coils from the Company’s wholly-owned subsidiary, Williams Furnace Co. of Colton, California. The Evaporative Cooling segment produces and sells evaporative coolers from the Company’s wholly-owned subsidiary, Phoenix Manufacturing, Inc. of Phoenix, Arizona. Sales of these two segments are nationwide, but are concentrated in the southwestern United States. Concrete, Aggregates and Construction Supplies are offered from numerous locations along the Front Range of Colorado operated by the Company’s wholly-owned subsidiaries Castle Concrete Company and Transit Mix Concrete Co. (TMC), of Colorado Springs, Transit Mix of Pueblo, Inc. of Pueblo and Rocky Mountain Ready Mix Concrete, Inc. of Denver. Doors are fabricated and sold along with the related hardware from the Company’s wholly-owned subsidiary, McKinney Door and Hardware, Inc. (MDHI) of Pueblo, Colorado. Sales of these two segments are highly concentrated in the Front Range area in Colorado although door sales are also made throughout the United States. Prior to the 2007 fiscal year, the Company reported the Door Division of TMC as part of the Concrete, Aggregates and Construction Materials segment. On December 31, 2006, the first day of fiscal 2007, the Door Division was transferred to MDHI and is now reported as part of the Door segment. As required by FASB Statement No. 131, we have restated the 2006 financial information presented in the table below to conform to the current composition of our reportable segments.

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

The following table presents information about reported segments for the three months ended March 31, 2007 and April 1, 2006 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

	Construction Products			HVAC Products
Quarter ended March 31, 2007	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Other	Total

Revenues from external customers	$19,807	$4,918	$24,725	$9,382	$5,881	$15,263	$5	$86	$40,079
Depreciation, depletion and amortization	1,008	35	1,043	105	150	255	17	—	1,315
Operating income (loss)	(527)	596	69	371	51	422	(810)	27	(292)
Segment assets	59,998	5,847	65,845	16,886	17,111	33,997	1,976	4	101,822
Capital expenditures (a)	3,091	144	3,235	143	329	472	22	—	3,729

(a)          Capital expenditures for the Concrete, Aggregates and Construction Supplies segment include $184,000 of additions purchased on account and capital expenditures for the Evaporative Cooling segment include $3,000 of additions purchased on account.

	Construction Products			HVAC Products
Quarter ended April 1, 2006 as restated	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Other	Total

Revenues from external customers	$18,959	$3,265	$22,224	$6,586	$4,788	$11,374	$—	$86	$33,684
Depreciation, depletion and amortization	887	37	924	98	150	248	18	—	1,190
Operating income (loss)	(121)	334	213	205	(27)	178	(838)	27	(420)
Segment assets (b)	54,470	4,750	59,220	18,303	12,651	30,954	3,468	63	93,705
Capital expenditures	1,214	65	1,279	5	125	130	2	—	1,411

(b)         Segment assets are as of December 30, 2006.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last annual report except as discussed above.

6.               On June 30, 2006 the Company purchased certain assets of ASCI, a concrete producer in Colorado Springs, Colorado for $2,100,000 of cash and a $1,000,000 Note. The assets were acquired by TMC in the Concrete, Aggregates and Construction Supplies segment. The final purchase price allocation included $1,735,000 of plant and equipment, $290,000 for a non-compete agreement, $350,000 for a restriction of use covenant, $370,000 for existing customer relations and $355,000 of goodwill, all of which is amortizable over 15 years for tax purposes. For book purposes, the non-compete is being amortized over its five-year term, the restriction of land use covenant is being amortized over its ten-year term and the customer relations intangible is being amortized over its estimated useful life of ten years.

The purchase was accounted for as an acquisition of a business under SFAS No. 141, “Standards of Accounting for Business Combinations.” The goodwill related to the above purchase represents the only change to the Company’s recorded goodwill during the period from the April 1, 2006 through March 31, 2007.

The following unaudited pro forma summary financial information summarizes the estimated combined results of operations of the Company and ASCI assuming that the acquisition of ASCI had taken place on January 1, 2006. The unaudited pro forma combined results of operations were prepared on the basis of information provided to the Company by the former management of ASCI and no representation is made by the Company with respect to the accuracy of such information. The pro forma combined results of operations reflect adjustments for interest expense, additional depreciation based on the fair market value of plant and equipment, amortization of identifiable intangibles and income tax expense. Amounts are in thousands except per share amounts.

Three Months Ended April 1, 2006
Net sales	$35,337
Net loss	(307)
Basic and diluted loss per share	(.19)

The unaudited pro forma combined results of operations are not necessarily indicative of, and do not purport to represent, what the Company’s results of operations or financial condition actually would have been had the acquisitions been made as of January 1, 2006. Due to competitive conditions, the Company did not expect to, and has not, retained all of the concrete volume or market share previously attained by ASCI.

7.               Identifiable intangible assets as of March 31, 2007 include five amortizable non-compete agreements, including the non-compete agreement related to ASCI acquired during the second quarter of 2006 (see Note 6). Identifiable intangible assets also include a restrictive land covenant and customer relations value, both related to the ASCI acquisition. Collectively, these assets were carried at $1,429,000, net of $1,181,000 accumulated amortization. The pre-tax amortization expense for intangible assets during the quarter ended March 31, 2007 was $88,000. Based upon the intangible assets recorded on the balance sheet at March 31, 2007, amortization expense for the next five years is estimated to be as follows: 2007 — $320,000, 2008 — $300,000, 2009 — $293,000, 2010 — $262,000 and 2011 — $101,000.

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

Financial Condition

Sales of the Company’s HVAC products are seasonal and weather sensitive except for fan coils. Revenues in the Company’s Concrete, Aggregates and Construction Supplies segment are influenced by the level of construction activity and weather conditions along the Front Range of Colorado. Sales for the Door segment are not as strongly seasonal nor are they much affected by weather conditions. Historically, the Company has experienced operating losses during the first quarter except when the weather is mild along the Front Range. Operating results typically improve in the second and third quarters reflecting more favorable weather conditions in Colorado and the seasonal sales of the Evaporative Cooling segment. Fourth quarter results can vary based on weather conditions in Colorado as well as in the principal markets for the Company’s heating equipment. The Company typically experiences operating cash flow deficits during the first half of the year reflecting operating results, the use of sales dating programs (extended payment terms)

related to the Evaporative Cooling segment and payments of the prior year’s accrued incentive bonuses and Company profit-sharing contributions. As a result, the Company’s borrowings against its revolving credit facility tend to peak during the second quarter and then decline over the remainder of the year. This trend has continued thus far in 2007.

As expected, the Company’s cash flow during the first quarter was negative due to the seasonality of sales, production schedules, the sales dating programs related to the evaporative cooler product line and the payment of 2006 bonus awards. Operations for the first three months of 2007 used $2,358,000 of cash compared to $5,684,000 during the first three months of 2006. The reduced cash flow required during the first quarter of 2007 was primarily the result of an increase in accounts payable and accrued expenses, as well as long term liabilities, as compared to the first quarter of 2006. This change was largely due to the timing of payments.

Capital expenditures, primarily for the Concrete, Aggregates and Construction Supplies segment, were significantly higher during the 2007 quarter compared the prior year’s quarter due to the timing of the purchases. The replacement of two loaders and a scraper for the quarry operations and the construction and installation of an industrial sand plant all occurred during the first quarter. Completion of the industrial sand plant is planned for the second quarter.

Scheduled debt repayments were made during the first quarter of both 2007 and 2006. As expected, the Company borrowed against its revolving credit facility during the 2007 quarter. The highest amount of Company borrowings outstanding under the revolving credit agreement during the first quarter of 2007 was the $6,000,000 outstanding at March 31, 2007 and the average amount outstanding during the first quarter was $1,255,000.

We believe that the anticipated cash flow from operations, supplemented by seasonal borrowings against the revolving line of credit, (which balance was $6,000,000 at March 31, 2007) will be sufficient to cover expected cash needs, including business expansion, servicing debt and planned capital expenditures for at least the next twelve months.

Results of Operations - Comparison of Quarter Ended March 31, 2007 to Quarter Ended April 1, 2006

Consolidated sales during the first quarter of 2007 were $40,079,000 resulting in a $292,000 operating loss.  In the first quarter of 2006 sales were $33,684,000 with an operating loss of $420,000. Historically, the Company has experienced operating losses during the first quarter except when the construction activity is strong and the weather is mild along the Front Range in Colorado.

All segments reported increased sales, however much of the increase was due to price increases implemented in response to increased costs. Cost of sales as a percentage of sales increased from 83.1% to 84.3%. The increase in cost of sales was primarily due to cement and aggregate price increases that slightly outpaced our ability to increase concrete prices and the lingering effects from 2006 of increased copper, aluminum and steel costs and pricing decisions made to retain a national home center account. Selling and administrative costs increased $286,000 largely due to the increase in sales. The resulting operating loss of $292,000 improved from the prior year’s operating loss of $420,000.

A discussion of operations by segment follows.

Construction Products

As discussed in Note 5, as a result of certain organizational changes, we have reevaluated our segment reporting under FASB Statement No. 131. The Door Division of TMC, previously reported within the Concrete, Aggregates and Construction Supplies segment is now reported within the Door segment. Accordingly, the 2006 information presented in the table below has been restated to conform to the current year’s segment composition.

The table below presents a summary of operating information for the two reportable segments within the Construction Products industry group for the quarters ended March 31, 2007 and April 1, 2006 (dollar amounts in thousands):

	Concrete, Aggregates and Construction Supplies	Doors
Quarter ended March 31, 2007
Revenues from external customers	$19,807	$4,918
Segment operating (loss) income	(527)	596
Operating (loss) income as a percent of sales	(2.7)%	12.1%
Segment assets as of March 31, 2007	$59,998	$5,847
Return on assets	(.9)%	10.2%

Quarter ended April 1, 2006
Revenues from external customers	$18,959	$3,265
Segment operating (loss) income	(121)	334
Operating (loss) income as a percent of sales	(.6)%	10.2%
Segment assets as of April 1, 2006	$47,389	$4,511
Return on assets	(.3)%	7.4%

Concrete, Aggregates and Construction Supplies Segment

Sales in the Concrete, Aggregates and Construction Supplies segment for the first quarter of 2007 increased 4.5% over the prior year’s comparable quarter as a result of increased pricing in response to increased material costs. Concrete volume declined slightly as construction activity along the Front Range of Colorado, especially housing construction, declined. Concrete margins narrowed as pricing decisions made in order to protect our market share were unable to fully recover higher material and delivery costs, including fuel. Aggregates volumes improved in the 2007 quarter despite the decline in concrete volume as the sale of some bulk product, including fill sand, added to sales. Construction supplies volume declined in the 2007 quarter compared to the 2006 quarter primarily due to the reduced construction activity in Colorado Springs.

The operating loss declined in the 2007 quarter from the 2006 quarter as a result of the reduced concrete margins and volume. Depreciation, depletion and amortization increased because of the higher capital spending during 2006 and 2007 to date, including the addition of $1,010,000 of amortizable intangibles. Offsetting this increase was a reduction in selling and administrative costs attributable to the consolidation of administrative functions into the Colorado Springs office. As a result, both operating loss as a percent of sales and return on assets declined in the 2007 quarter compared to the prior year’s quarter.

Door Segment

Sales during the first quarter of 2007 in the Door segment rose 50.6% over the comparable 2006 quarter due to the timing of shipments and some growth. Sales during a specific quarter can be heavily influenced by customer requests to either accelerate or delay shipments of jobs to better coincide with their own construction schedules. The backlog had grown over the past year and, although it remains quite strong, it declined during the 2007 quarter as a number of jobs were shipped.  Sales prices increased in response to increased costs while also recovering some of the margin lost in the 2006 quarter which was the result of pricing decisions made in response to more competitive bidding on available jobs.

Operating income improved from $334,000 during the first quarter of 2006 to $596,000 for the 2007 quarter as a result of the increased sales and improved pricing. Slightly offsetting the improvement were increased selling and administrative costs due to the addition of TMC’s door division in 2007. As a result, both operating income as a percent of sales and return on assets improved in the 2007 quarter from the prior year’s quarter.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products industry group for the quarters ended March 31, 2007 and April 1, 2006 (dollar amounts in thousands):

	Heating andCooling	Evaporative Cooling
Quarter ended March 31, 2007
Revenues from external customers	$9,382	$5,881
Segment operating income	371	51
Operating income as a percent of sales	4.0%	.9%
Segment assets as of March 31, 2007	$16,886	$17,111
Return on assets	2.2%	.3%

Quarter ended April 1, 2006
Revenues from external customers	$6,586	$4,788
Segment operating income (loss)	205	(27)
Operating income (loss) as a percent of sales	3.1%	(.6)%
Segment assets as of April 1, 2006	$16,134	$15,832
Return on assets	1.3%	(.2)%

Heating and Cooling Segment

Sales in the Heating and Cooling segment increased $2,796,000, or 42.5%, during the first quarter of 2007 over the comparable 2006 quarter. Furnace volume (both unit volume and sales dollars) improved roughly 28% on the strength of January sales which were aided by cold weather in the areas served. Fan coil volume surged nearly 87% from the low volume in the prior year’s quarter as a result of favorable market conditions and the restructured sales representative network which was completed in late 2005. Pricing improved during the 2007 quarter.

Operating income improved from $205,000 during the first quarter of 2006 to $371,000 for the 2007 quarter as a result of the increased sales. Partially offsetting the improvement was the rise in cost of sales as a percent of sales which increased from 72.2% to 77.5% as a result of the lingering effect of the higher copper, aluminum and steel materials costs experienced in the second and third quarters of 2006. A pricing decision made to retain a national home center account during the second quarter of 2006 also decreased the margins. As a result, both operating income as a percent of sales and return on assets improved in the 2007 quarter over the prior year’s quarter.

Evaporative Cooling Segment

Sales in the Evaporative Cooling segment increased $1,093,000, or 22.8%, during the first quarter of 2007 over the comparable 2006 quarter. The increase in sales is attributable to early shipments to a national home center account as a result of a warm March and two new customers.

The segment reported operating income of $51,000 compared to the 2006 quarter’s loss of $27,000 primarily due to the increase in sales. The improved operating results were partially offset by higher raw material costs. Selling and administrative expenses increased modestly during the 2007 quarter but declined as a percentage of sales compared to the first quarter of 2006. As a result, both operating results as a percent of sales and return on assets increased in the 2007 quarter from the prior year’s quarter.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2007 and December 30, 2006 and affect the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates.

Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial

Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

OUTLOOK

Concrete prices throughout our Colorado markets have improved compared to 2006, however not enough to recover the higher prices paid for cement and increased delivery costs. The pressure on pricing has come from aggressive competition, especially from a small new concrete producer in Colorado Springs, in response to a softening in construction activity along the Front Range of Colorado. The sales volume and backlog for the door segment remain strong.

Sales of the evaporative cooling segment are not expected to grow significantly and will remain weather sensitive. However, sales of fan coil products in the heating and cooling segment are expected to grow as a result of favorable market conditions and the restructured sales representative network and marketing efforts.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 for discussion of the accounting standards adopted in 2007.

The Company discusses recently issued accounting standards and tax law changes in the Critical Accounting Policies section under Item 7 and in Note 1 to Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year 2006. Other than as discussed in those sections, the Company does not currently have any transactions or circumstances that have been addressed by recently issued accounting pronouncements. Therefore, adoption of any of these statements or pronouncements would not have a material impact on the Company’s results of operations, financial position or liquidity.

FORWARD-LOOKING STATEMENTS

The foregoing discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements are based on the beliefs of the Company’s management as well as on assumptions made by and information available to the Company at the time such statements were made.  When used in this Report, words such as “anticipates,” “believes,” “contemplates,” “estimates,” “expects,” “plans,” “projects,” and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of factors including but not limited to: weather, interest rates, availability of raw materials and their related costs, national and local economic conditions and competitive forces. Some of these factors are discussed in more detail in the Company’s 2006 Annual Report on Form 10-K. Changes in accounting pronouncements could also alter projected results. Forward-looking statements speak only as of the date they were made, and the Company undertakes no obligation to publicly update them.

Item 3.        Quantitative And Qualitative Disclosures About Market Risk

There have been no material changes in the market risks that the Company is exposed to since those discussed in the Company’s 2006 Annual Report on Form 10-K.

Item 4.        Controls and Procedures

(a)            Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2007. Based on that evaluation, they have concluded that the Company’s disclosure controls and procedures as of such date are effective and are reasonably designed to ensure that all material information relating to the Company (including its subsidiaries) is accumulated and communicated to management to allow timely decisions regarding required disclosure and to ensure that all material information required to be disclosed in this quarterly report is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

PART II - OTHER INFORMATION

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases made by the Company of its common stock to become treasury stock for the period December 31, 2006 through March 31, 2007. The shares were purchased from the Continental Materials Corporation Employees Profit Sharing Retirement Plan. The shares became available due to changes in participants’ accounts. The Company purchased the shares rather than having the Plan Administrator sell the shares on the open market.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of shares that May Yet Be Purchased Under the Plans or Programs
December 31, 2006 — January 27, 2007	1,714	$26.35	1,714	$1,373,774
January 28 — February 24, 2007	—	—	—	1,373,774
February 25 — March 31, 2007	—	—	—	1,373,774
Total	1,714	$26.35	1,714	$1,373,774

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

CONTINENTAL MATERIALS CORPORATION

Date:	May 15, 2007	By:	/s/ Joseph J. Sum
Joseph J. Sum, Vice President
and Chief Financial Officer