Form 10-Q
period 2007-06-30
CONTINENTAL MATERIALS CORP
filed 2007-08-13
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act).

Yes   ☐      No   ☒

Indicate the number of shares outstanding of each lf the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, $0.25 par value, shares outstanding at August 10, 2007	1,602,706

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2007 and DECEMBER 30, 2006

(Unaudited)

 (000’s omitted except share data)

	JUNE 30, 2007	DECEMBER 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$2,839	$2,770
Receivables, net	29,596	24,120
Receivable for insured losses	1,595	1,584
Inventories:
Finished goods	8,544	7,104
Work in process	1,441	1,502
Raw materials and supplies	9,718	8,229
Prepaid expenses	4,245	4,291
Total current assets	57,978	49,600

Property, plant and equipment, net	34,575	32,365

Goodwill	7,829	7,829
Amortizable intangible assets, net	1,352	1,517
Other assets	2,420	2,394

	$104,154	$93,705

LIABILITIES
Current liabilities:
Bank loan payable	$6,800	$—
Current portion of long-term debt	2,733	2,866
Accounts payable and accrued expenses	20,996	17,060
Liability for unpaid claims covered by insurance	1,595	1,584
Income taxes	384	579
Total current liabilities	32,508	22,089

Long-term debt	11,600	12,800
Deferred income taxes	3,883	3,883
Other long-term liabilities	2,032	1,590

SHAREHOLDERS’ EQUITY
Common shares, $0.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,830	1,830
Retained earnings	68,231	67,373
Treasury shares, 971,558 and 968,803, at cost	(16,573)	(16,503)
	54,131	53,343

	$104,154	$93,705

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, RETAINED EARNINGS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND JULY 1, 2006

(Unaudited)

(000’s omitted except per-share amounts)

	JUNE 30, 2007	JULY 1, 2006

Sales	$45,651	$43,704

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	37,253	34,957
Depreciation, depletion and amortization	1,322	1,249
Selling and administrative	5,276	5,194

Gain on disposition of property and equipment	2	72
	43,849	41,328

Operating income	1,802	2,376

Interest expense	(368)	(202)
Other (expense) income, net	263	(9)

Income before income taxes	1,697	2,165

Provision for income taxes	511	735

Net income	1,186	1,430

Retained earnings, beginning of period	67,045	65,030

Retained earnings, end of period	$68,231	$66,460

Basic and diluted earnings per share	$.74	$.89

Average shares outstanding	1,603	1,605

Comprehensive income:
Net income	$1,186	$1,430
Comprehensive loss from interest rate swap, net of tax of $0 for the three months ended July 1, 2006	—	(1)
	$1,186	$1,429

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND JULY 1, 2006

(Unaudited)

(000’s omitted except per-share amounts)

	JUNE 30, 2007	JULY 1, 2006

Sales	$85,730	$77,388

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	71,047	62,938
Depreciation, depletion and amortization	2,637	2,439
Selling and administrative	10,569	10,201

Gain on disposition of property and equipment	33	146
	84,220	75,432

Operating income	1,510	1,956

Interest expense	(581)	(298)
Other income, net	279	52

Income before income taxes	1,208	1,710

Provision for income taxes	350	581

Net income	858	1,129

Retained earnings, beginning of period	67,373	65,331

Retained earnings, end of period	$68,231	$66,460

Basic and diluted earnings per share	$.53	$.70

Average shares outstanding	1,603	1,605

Comprehensive income:
Net income	$858	$1,129
Comprehensive income from interest rate swap, net of tax of $1 for the six months ended July 1, 2006	—	2
	$858	$1,131

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND JULY 1, 2006

(Unaudited)

(000’s omitted)

	JUNE 30, 2007	JULY 1, 2006

Net cash used in operating activities	$(1,105)	$(2,183)

Investing activities:
Cash paid for acquisitions of assets of certain businesses	—	(2,452)
Capital expenditures	(4,631)	(3,609)
Proceeds from sale of assets	317	166
Net cash used in investing activities	(4,314)	(5,895)

Financing activities:
Borrowings under revolving credit facility	6,800	1,000
Long-term borrowings	—	5,000
Repayment of long-term debt	(1,333)	(500)
Insurance proceeds for property and equipment damaged by flood	91	—
Payment to acquire treasury stock	(70)	—
Net cash provided by financing activities	5,488	5,500

Net increase (decrease) in cash and cash equivalents	69	(2,578)
Cash and cash equivalents:
Beginning of period	2,770	6,829

End of period	$2,839	$4,251

Supplemental disclosures of cash flow items:
Cash paid during the six months for:
Interest	$675	$237
Income taxes	545	215
Supplemental disclosures of noncash investing and financing activities
Note issued as partial consideration for asset purchase	$—	$1,000
Capital expenditures purchased on account	105	—

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

NOTES TO THE QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED JUNE 30, 2007

(Unaudited)

1.               The unaudited interim condensed consolidated financial statements included herein are prepared pursuant to the Securities and Exchange Commission rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual consolidated financial statements have been omitted. The interim condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K. As a result of certain organizational changes implemented at the beginning of the 2007 fiscal year, we reevaluated our reporting segments during the first quarter in accordance with Financial Accounting Standards Board (FASB) Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Although our four reporting segments, see Note 5, have remained the same, the Door Division of Transit Mix Concrete Co., previously reported within the Concrete, Aggregates and Construction Supplies segment is now reported within the Door segment. In the opinion of management, the condensed consolidated financial statements include all adjustments (none of which were other than normal recurring adjustments) necessary for a fair statement of the results for the interim periods.

2.               Our effective income tax rate is based on expected income, statutory tax rates and tax positions taken in the various jurisdictions in which we operate. For interim financial reporting, we estimate the annual income tax rate based on projected taxable income for the full year and record a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, we refine the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to our expected effective income tax rate for the year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual income tax rate. Significant judgment is required in determining our effective income tax rate and in evaluating our tax positions. The effective income tax rate for the quarter ended June 30, 2007 of 30% was down 4% from the 34% rate for the three months ended July 1, 2006. The decrease is primarily the result of an anticipated increase in the percentage depletion deduction, the scheduled increase in the deduction for certain domestic production activities arising under the American Jobs Creation Act of 2004 and the release of tax contingencies that were resolved in favor of the Company.

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

There was no cumulative adjustment to retained earnings required as a result of the implementation of FIN 48. The gross amount of unrecognized tax benefits at December 31, 2006 was $290,000 of which $79,000 would affect the effective tax rate. The gross amount of unrecognized tax benefits at June 30, 2007 was $287,000 of which $86,000 would affect the effective tax rate.

We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. Accrued interest and penalties included in our total liability for unrecognized tax benefits were $56,000 as of June 30, 2007 and $85,000 as of December 31, 2006.

The U.S. Federal statute of limitations expires during the third quarter of 2007 for our 2003 tax year. Included in the balance at June 30, 2007 is approximately $21,000 related to tax positions expected to be resolved within 12 months of this reporting date.

We file income tax returns in the United States federal and various state jurisdictions. Generally, we are not subject to changes in income taxes by any taxing jurisdiction for the years prior to 2002.

3.               Operating results for the first six months of 2007 are not necessarily indicative of performance for the entire year. Historically, sales of the Evaporative Cooling segment are higher in the first and second quarters, sales of the Concrete, Aggregates and Construction Supplies segment are higher in the second and third quarters and sales of the Heating and Cooling segment are higher in the third and fourth quarters. Sales of the Door segment have not shown strong seasonal fluctuations in recent years.

4.               There is no difference in the calculation of basic and diluted earnings per share (EPS) for the six months ended June 30, 2007 and July 1, 2006.

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

The Company evaluates the performance of its segments and allocates resources to them based on a number of criteria including operating income, return on investment and other strategic objectives. Operating income is determined by deducting operating expenses from all revenues. In computing operating income, none of the following has been added or deducted: unallocated corporate expenses, interest, other income/expense or income taxes.

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

The following table presents information about reported segments for the six month and three month periods ended June 30, 2007 and July 1, 2006 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

	Construction Products			HVAC Products
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Other	Total
2007
Six Months ended June 30, 2007
Revenues from external customers	$45,525	$9,449	$54,974	$16,176	$14,399	$30,575	$9	$172	$85,730
Depreciation, depletion and amortization	2,029	61	2,090	211	300	511	36	—	2,637
Operating income (loss)	2,318	1,167	3,485	(679)	127	(552)	(1,477)	54	1,510
Segment assets	61,545	5,804	67,349	19,886	14,426	34,312	2,489	4	104,154
Capital expenditures (a)	3,806	209	4,015	232	478	710	31	—	4,756
Quarter ended June 30, 2007
Revenues from external customers	$25,718	$4,531	$30,249	$6,794	$8,518	$15,312	$4	$86	$45,651
Depreciation, depletion and amortization	1,021	26	1,047	106	150	256	19	—	1,322
Operating income (loss)	2,845	571	3,416	(1,050)	76	(974)	(667)	27	1,802
Segment assets	61,545	5,804	67,349	19,886	14,426	34,312	2,489	4	104,154
Capital expenditures (a)	715	65	780	89	149	238	9	—	1,027

(a)          Capital expenditures for the Concrete, Aggregates and Construction Supplies segment include $46,000 of additions purchased on account and capital expenditures for the Evaporative Cooling segment include $59,000 of additions purchased on account.

	Construction Products			HVAC Products
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Other	Total
2006
Six Months ended July 1, 2006 as restated
Revenues from external customers	$45,071	$6,552	$51,623	$11,631	$13,959	$25,590	$3	$172	$77,388
Depreciation, depletion and amortization	1,829	74	1,903	198	300	498	38	—	2,439
Operating income (loss)	2,746	659	3,405	(149)	331	182	(1,685)	54	1,956
Segment assets (a)	54,470	4,750	59,220	18,303	12,651	30,954	3,468	63	93,705
Capital expenditures (b)	5,067	65	5,132	102	162	264	2	—	5,398
Quarter ended July 1, 2006 as restated
Revenues from external customers	$26,112	$3,287	$29,399	$5,045	$9,171	$14,216	$3	$86	$43,704
Depreciation, depletion and amortization	942	37	979	100	150	250	20	—	1,249
Operating income (loss)	2,867	325	3,192	(354)	358	4	(847)	27	2,376
Segment assets (a)	54,470	4,750	59,220	18,303	12,651	30,954	3,468	63	93,705
Capital expenditures (b)	3,799	—	3,799	97	37	134	—	—	3,933

(a)          Segment assets are as of December 30, 2006.

(b)         Capital expenditures for the Concrete, Aggregates and Construction Supplies segment include $1,735,000 million purchased on June 30, 2006 as part of the purchase of certain assets of a concrete producer in Colorado Springs. Capital expenditures for the Door segment include $54,000 purchased on January 1, 2006 as part of the purchase of the assets of CSSL. Also see Note 6.

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

The following unaudited pro forma summary financial information summarizes the estimated combined results of operations of the Company and ASCI assuming that the acquisition of ASCI had taken place on January 1, 2006. The unaudited pro forma combined results of operations were prepared on the basis of information provided to the Company by the former management of ASCI and no representation is made by the Company with respect to the accuracy of such information. The pro forma financial information for the six months ended July 1, 2006 includes the results of ASCI from January 1, 2006 through April 30, 2006, and have been adjusted for interest expense, additional depreciation based on the fair market value of plant and equipment, amortization of identifiable intangibles and income tax expense. Interim financial information for the six month periods ended July 1, 2006 was not made available to the Company. Amounts are in thousands except per share amounts.

Six Months Ended July 1, 2006
Net sales	$79,684
Net loss	1,156
Basic and diluted loss per share	.72

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

7.               Identifiable intangible assets as of June 30, 2007 include five amortizable non-compete agreements, including the non-compete agreement related to ASCI acquired during the second quarter of 2006 (see Note 6). Identifiable intangible assets also include a restrictive land covenant and customer relations value, both related to the ASCI acquisition. Collectively, these assets were carried at $1,352,000, net of $1,258,000 accumulated amortization. The pre-tax amortization expense for intangible assets during the quarter ended June 30, 2007 was $77,000. Based upon the intangible assets recorded on the balance sheet at June 30, 2007, amortization expense for the next five years is estimated to be as follows: 2007 — $320,000, 2008 — $300,000, 2009 — $293,000, 2010 — $262,000 and 2011 — $101,000.

8.               At June 30, 2007, the Company was not in compliance with the Cash Flow Ratio as defined in the Company’s loan agreement dated September 5, 2003 with LaSalle Bank National Association and Fifth Third Bank. The Company has obtained waivers of the requirement for the quarter and is in discussions with the banks to establish revised requirements such that the Company would expect to be in compliance with the covenant in future quarters. A principal reason for not meeting the required ratio was the high level of capital expenditures during the past twelve months.

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

As expected, the Company’s cash flow during the first six months of 2007 was negative due to the seasonality of sales, production schedules and the sales dating programs related to the evaporative cooler product line. Operations used $1,105,000 of cash compared to the $2,183,000 of cash used during the first six months of 2006. The improved cash flow was due to changes in working capital accounts primarily a larger increase in accounts payable and accrued expenses during the first six months of 2007 as compared to the 2006 period.

During the six months ended June 30, 2007, investing activities used $4,314,000 of cash compared to $5,895,000 in the prior year’s period. Capital expenditures of $4,631,000 during the first six months of 2007, primarily for the Concrete, Aggregates and Construction Supplies segment, were significantly higher than the expenditures during the comparable 2006 period. The replacement of two loaders and a scraper for the quarry operations and the construction and installation of an industrial sand plant all occurred during the first six months of 2007. The proceeds from the sale of assets for 2007 include $230,000 received from the June sale of stock received from the demutualization of a mutual insurance company. Investing activities during the first half of 2006 included $2,452,000 for the acquisition of certain assets of two companies.

Financing activities provided $5,488,000 during the first six months of 2007 compared to $5,500,000 provided during the first six months of 2006. All scheduled debt repayments were made during the first six months of both 2007 and 2006. As expected, the Company borrowed against its revolving credit facility during the second quarter of 2007. During the first six months of 2007, the highest amount of Company borrowings outstanding under the revolving credit agreement was $8,600,000 and the average amount outstanding was $3,687,000. At June 30, 2007, the Company was not in compliance with the Cash Flow Ratio as defined in the loan agreement. The Company has obtained waivers of the requirement for the quarter and is in discussions with the banks to establish revised requirements such that the Company would expect to be in compliance with the covenant in future quarters. A principal reason for not meeting the required ratio was the high level of capital expenditures during the past twelve months.

The Company believes that anticipated cash flow from operations, supplemented by seasonal borrowings against the revolving line of credit, (of which $6,800,000 was outstanding at June 30, 2007) will be sufficient to cover expected cash needs, including servicing debt and planned capital expenditures for at least the next twelve months.

Operations — Comparison of Quarter Ended June 30, 2007 to Quarter Ended July 1, 2006

Historically, the Company has experienced improved operating results during the second quarter as sales in the Concrete, Aggregates and Construction Supplies segment increase due to weather more conducive to construction activity. The 2007 operating results were consistent with this trend. Consolidated sales during the second quarter of 2007 were $45,651,000 compared to $43,704,000 in the second quarter of 2006.

The Heating and Cooling segment and the Door segment both reported increased sales for the quarter while the Concrete, Aggregates and Construction Supplies segment and the Evaporative Cooling segment reported declines. Cost of sales as a percentage of sales increased slightly from 80.0% to 81.6% primarily due to narrower margins in the Heating and Cooling segment. Selling and administrative costs increased 1.6% but decreased as a percentage of sales. An increase in selling and administrative costs at the subsidiary level was partially offset by a reduction at the Corporate office resulting from adjustments to accrued incentive based compensation. Depreciation, depletion and amortization for the 2007 quarter increased $73,000 over the prior year’s quarter due to increased capital expenditures during 2006 and 2007 and amortization of intangible assets associated with the ASCI acquisition. The resulting operating income of $1,802,000 lagged behind the $2,376,000 reported for the second quarter of 2006.

Interest expense increased from $202,000 for the second quarter of 2006 to $368,000 in the 2007 quarter due to increased average debt and higher interest rates.

Other income for the 2007 quarter includes a $230,000 gain on the sale of stock received from the demutualization of a mutual insurance company.

A discussion of operations by segment follows.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products group for the quarters ended June 30, 2007 and July 1, 2006 (amounts in thousands):

	Concrete, Aggregates and Construction Supplies	Doors
Quarter ended June 30, 2007
Revenues from external customers	$25,718	$4,531
Segment operating income	2,845	571
Operating income as a percent of sales	11.1%	12.6%
Segment assets as of June 30, 2007	$61,545	$5,804
Return on assets	4.6%	9.8%

Quarter ended July 1, 2006
Revenues from external customers	$26,112	$3,287
Segment operating income	2,867	325
Operating income as a percent of sales	11.0%	9.9%
Segment assets as of July 1, 2006	$55,777	$4,587
Return on assets	5.2%	7.1%

Concrete, Aggregates and Construction Supplies Segment

Sales in the Concrete, Aggregates and Construction Supplies segment for the second quarter of 2007 declined 1.5% from the prior year’s comparable quarter. Concrete volume improved; however margins deteriorated as pricing decisions made in order to protect our market share were insufficient to fully recover higher material and delivery costs, including fuel. Aggregate volumes declined 3% as construction activity along the Front Range of Colorado, especially housing construction, declined. Margins, however, improved as production efficiency improved. In addition, the recovery of $725,000 from our insurance carrier as settlement of flood claims at our two Arkansas River operations during the third quarter of 2006, further enhanced aggregates margins. All expenses incurred to repair the damage and resume production had been recognized in cost of sales as incurred. Both quarries were back in operation by the end of 2006 although some measures to mitigate future vulnerability were performed in 2007. No recovery had been recorded prior to the settlement during the second quarter of 2007.

Operating income remained relatively constant for the 2007 quarter compared to the 2006 quarter. The improved aggregates operations including the insurance recovery largely offset the deterioration of the concrete margins. Depreciation, depletion and amortization increased because of the higher capital spending during 2006 and 2007 to date, including the addition of $1,010,000 of amortizable intangibles. Selling and administrative costs rose moderately during the second quarter of 2007 compared to the 2006 quarter. As a result, operating income as a percent of sales improved modestly while the return on assets declined in the 2007 quarter from the prior year’s quarter largely due to an increase in segment assets. The increase in segment assets is attributable to the higher level of capital spending and receivables.

Door Segment

Door segment sales rose $1,244,000, or 38%, during the second quarter of 2007 over the comparable 2006 quarter. Sales during a specific quarter can be heavily influenced by customer requests to either accelerate or delay shipments of jobs to better coincide with their own construction schedules. The backlog which had grown during the latter part of 2006 has declined during the 2007 quarter as a number of jobs were shipped. The June 2007 backlog is at approximately the same level as it was at the end of June 2006.  Sales prices increased in response to increased costs. Margin improved principally due to the higher volume.

Operating income improved from $325,000 during the second quarter of 2006 to $571,000 for the 2007 quarter as a result of the higher sales volume, increased prices and an improvement in the electronics business (acquired at the beginning of 2006). Selling and administrative costs increased during the 2007 quarter primarily due to the increased sales. As a result, both operating income as a percent of sales and return on assets improved in the 2007 quarter from the prior year’s quarter.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products group for the quarters ended June 30, 2007 and July 1, 2006 (amounts in thousands):

	Heating and Cooling	Evaporative Cooling
Quarter ended June 30, 2007
Revenues from external customers	$6,794	$8,518
Segment operating (loss) income	(1,050)	76
Operating (loss) income as a percent of sales	(15.5)%	.9%
Segment assets as of June 30, 2007	$19,886	$14,426
Return on assets	(5.3)%	.5%

Quarter ended July 1, 2006
Revenues from external customers	$5,045	$9,171
Segment operating (loss) income	(354)	358
Operating (loss) income as a percent of sales	(7.0)%	3.9%
Segment assets as of July 1, 2006	$17,418	$14,563
Return on assets	(2.0)%	2.5%

Heating and Cooling Segment

Sales in the Heating and Cooling segment were $6,794,000 for the second quarter of 2007, an increase of $1,749,000, or 34.7%, from the comparable 2006 quarter. Fan coil volume accounted for the increase with sales surging nearly 87% from the prior year’s quarter. This increase was the result of favorable market conditions and the restructured sales representative network which was completed in late 2005. Pricing remained relatively flat. Partially offsetting this increase was an 11% decline in furnace volume after a particularly strong first quarter. Cost of sales as a percentage of sales increased during the second quarter of 2007 to 90.6% from 75.0% for the comparable quarter of 2006. Higher material and manufacturing costs contributed to this increase.

The operating loss for the 2007 quarter was $1,050,000 compared to the loss of $354,000 incurred during the second quarter of 2006. Selling and administrative expenses were higher primarily due to the addition of personnel in the sales and engineering departments. Also contributing to the increase in selling costs were higher sales incentives and other related expenses incurred on sales to a national home center. A larger share of wall furnace sales during the second quarter of 2007 as compared to 2006, were made to this national home center account. As a result, both operating loss as a percent of sales and return on assets declined in the 2007 quarter from the prior year’s quarter.

Evaporative Cooling Segment

Sales in the Evaporative Cooling segment declined $653,000, or 7.7%, during the second quarter of 2007 from the comparable 2006 quarter. Cool weather in the markets served, especially during May, caused the decline.

Operating income also declined $282,000, or 79% from the same quarter in 2006. The decline resulted from of an increase in cost of sales as a percentage of sales which was due to the reduced sales volume, competitive pressures that restricted price increases in response to cost increases and an additional accrual for workers compensation claims. Depreciation and amortization remained constant between the periods. The reduction of selling and administrative expenses was related to the decline in sales as these expenses as a percentage of sales stayed relatively constant compared to the second quarter of 2006. As a result, both operating income as a percent of sales and return on assets declined in the 2007 quarter from the prior year’s quarter.

Operations - Comparison of Six Months Ended June 30, 2007 to Six Months Ended July 1, 2006

Consolidated sales during the first half of 2007 were $85,730,000 compared to $77,388,000 during the first half of 2006. The improvement was led by the Heating and Cooling segment, although all segments reported increased sales for the six months ended June 30, 2007 compared to the six months ended July 1, 2006 except for the Concrete, Aggregates and Construction Supplies segment. Cost of sales as a percentage of sales increased from 81.3% for the 2006 period to 82.9% during the 2007 period. Depreciation, depletion and amortization increased $198,000 over the prior year’s period due to increased capital expenditures during 2006 and 2007 and amortization of intangible assets associated with the ASCI acquisition. Selling and administrative costs declined as a percentage of sales. The resulting operating income of $1,510,000 was less than the $1,956,000 reported for the first six months of 2006. As noted above, other income for the first half of 2007 includes a $230,000 gain on the sale of stock received from the demutualization of a mutual insurance company.

A discussion of operations by segment follows.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products group for the six months ended June 30, 2007 and July 1, 2006 (amounts in thousands):

	Concrete, Aggregates and Construction Supplies	Doors
Six Months ended June 30, 2007
Revenues from external customers	$45,525	$9,449
Segment operating income	2,318	1,167
Operating (loss) income as a percent of sales	5.1%	12.4%
Segment assets as of June 30, 2007	$61,545	$5,804
Return on assets	3.8%	20.1%

Six Months ended July 1, 2006
Revenues from external customers	$45,071	$6,552
Segment operating (loss) income	2,746	659
Operating (loss) income as a percent of sales	6.1%	10.0%
Segment assets as of July 1, 2006	$55,777	$4,587
Return on assets	4.9%	14.3%

Concrete, Aggregates and Construction Supplies Segment

Sales in the Concrete, Aggregates and Construction Supplies segment for the first six months of 2007 increased slightly over the prior year’s comparable period. Concrete volume declined but sales dollars increased due to increased prices in response to higher material and delivery costs, including fuel. Margins, however, deteriorated as pricing increases did not keep pace with higher cement, fuel and other costs. Aggregate volumes increased primarily due to the sale of some bulk product, including fill sand, during the first quarter of 2007. Aggregate margins improved as a result of the production efficiencies and insurance settlement as described above for the current quarter. Construction supplies sales declined during the first six months of 2007 as compared to the 2006 period due to the slow-down in construction.

Operating income declined to $2,318,000 during the 2007 period from $2,746,000 for the 2006 period. The decline was due to the reduced concrete volume and margins. Partially offsetting this decline was the improved aggregate margins for the reasons noted above. Depreciation, depletion and amortization increased during the 2007 period for the reasons noted for the quarter. For the 2007 six month period, the lower selling and administrative expenses were attributable to the consolidation of administrative functions into the Colorado Springs office. As a result, both operating income as a percent of sales and return on assets declined for the six months ended June 30, 2007 compared to the six months ended July 1, 2006.

Door Segment

Sales in the Door segment for the first six months of 2007 increased $2,897,000 over the comparable 2006 period due to the timing of shipments as described in the discussion for the current quarter.

Operating income improved from $659,000 during the first half of 2006 to $1,167,000 for the 2007 period due to higher sales volume, increased prices and an improvement in the electronics business. The backlog was also reduced during the first quarter of 2007. As a result, both operating income as a percent of sales and the return on assets improved in the six months ended June 30, 2007 compared to the six months ended July 1, 2006.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products group for the six months ended June 30, 2007 and July 1, 2006 (amounts in thousands):

	Heating and Cooling	Evaporative Cooling
Six Months ended June 30, 2007
Revenues from external customers	$16,176	$14,399
Segment operating (loss) income	(679)	127
Operating (loss) income as a percent of sales	(4.2)%	.9%
Segment assets as of June 30, 2007	$19,886	$14,426
Return on assets	(3.4)%	.9%

Six Months ended July 1, 2006
Revenues from external customers	$11,631	$13,959
Segment operating (loss) income	(149)	331
Operating (loss) income as a percent of sales	(1.3)%	2.4%
Segment assets as of July 1, 2006	$17,418	$14,563
Return on assets	(.9)%	2.3%

Heating and Cooling Segment

Sales in the Heating and Cooling segment increased $4,545,000, or 39%, during the first six months of 2007 over the comparable 2006 period. Fan coil volume was responsible for the majority of the increase although furnace volume was higher on the strength of sales during the first quarter, largely in January. For the first six months of 2007, fan coil sales increased 87% due to the reasons cited for the quarter above.

The operating loss increased from $149,000 during the first six months of 2006 to a loss of $679,000 for the 2007 period despite the increase in sales. Cost of sales as a percent of sales increased from 73.4% to 83% due to the reasons noted above. In addition, pricing decisions made to retain a national home center account during the second quarter of 2006 also decreased margins. Selling and administrative costs were higher due to reasons noted above. As a result, both operating income as a percent of sales and the return on assets declined for the first six months of 2007 from the prior year’s period.

Evaporative Cooling Segment

Sales in the Evaporative Cooling segment increased $440,000, or 3.2%, during the first six months of 2007 over the comparable 2006 period. Early shipments to a national home center account as a result of a warm March and two new customers increased sales during the first quarter of 2007. The increased first quarter sales turned out largely to be a timing difference between quarters as a milder April and May, noted above, caused the sales for the second quarter to lag behind the prior year.

The operating profit declined from $331,000 during the first six months of 2006 to $127,000 for the first six months of 2007. Cost of sales as a percentage of sales increased to 85.5% in 2007 from 83.7% for the comparable 2006 period due to the reasons cited above. Depreciation and amortization remained constant between the periods while selling and administrative expenses, although modestly higher during the first six months of 2007 compared to the 2006 period, declined as a percentage of sales. As a result, operating income as a percent of sales and the return on assets decreased during the first six months of 2007from the prior year’s period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2007 and December 30, 2006 and affect the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates.

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

FORWARD-LOOKING STATEMENTS

The foregoing discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements are based on the beliefs of the Company’s management as well as on assumptions made by and information available to the Company at the time such statements were made.  When used in this Report, words such as “anticipates,” “believes,” “contemplates,” “estimates,” “expects,” “plans,” “projects,” and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of factors including but not limited to: weather, interest rates, availability of raw materials and their related costs, national and local economic conditions and competitive forces. Some of these factors are discussed in more detail in the Company’s 2006 Annual Report on Form 10-K. Changes in accounting rules and pronouncements could also alter projected results. Forward-looking statements speak only as of the date they were made, and the Company undertakes no obligation to publicly update them, except as required by law.

Item 3.                          Quantitative And Qualitative Disclosures About Market Risk

There have been no material changes in the market risks that the Company is exposed to since those discussed in the Company’s 2006 Annual Report on Form 10-K.

Item 4.                          Controls and Procedures

(a)                  Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2007. Based on that evaluation, they have concluded that the Company’s disclosure controls and procedures as of such date are effective and are reasonably designed to ensure that all material information relating to the Company (including its subsidiaries) is accumulated and communicated to management to allow timely decisions regarding required disclosure and to ensure that all material information required to be disclosed in this quarterly report is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

PART II - OTHER INFORMATION

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases made by the Company of its common stock to become treasury stock for the period April 1, 2007 through June 30, 2007. The shares were purchased from the Continental Materials Corporation Employees Profit Sharing Retirement Plan. The shares became available due to changes in participants’ accounts. The Company purchased the shares rather than having the Plan Administrator sell the shares on the open market.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 28,2007	857	$28.61	857	$1,349,255
April 29 - May 26, 2007	—	—	—	1,349,255
May 27 - June 30, 2007	—	—	—	1,349,255
Total	857	$28.61	857	$1,349,255

On January 19, 1999, the Company initiated purchases under the current open-ended program to repurchase its common stock. Purchases are made on the open market or in block trades at the discretion of management. The dollar amount authorized for the program has been periodically increased by the Board of Directors and approved by the Company’s two banks as required by the Company’s Revolving Credit and Term Loan Agreement. The June 28, 2005 amendment to the Loan Agreement provides that the Company may make purchases of its own stock in an amount not to exceed $1,438,000, separate from purchases made in connection with the 2005 tender offer and the exercise of cashless stock options. Since the 2005 tender offer, management has not actively sought to repurchase shares.

Item 4.                        Submission of Matters to a Vote of Security Holders

(a)	The 2007 Annual Meeting of the Stockholders of the Company was held on May 23, 2007.

(b)	At that meeting, three individuals, all of whom are current directors, were elected to serve until the 2010 Annual Meeting by the following votes:

Director	Shares For	Shares Against	Shares Withheld
William D. Andrews	1,440,151	—	2,140
Betsy R. Gidwitz	1,429,811	—	12,480
James G. Gidwitz	1,429,931	—	12,360

There were no broker non-votes.

The following directors’ terms of office continued after the 2007 Meeting until the Annual Meetings of the respective years as set forth opposite their names below:

Directors	Expiration of Term
Ralph W. Gidwitz	2008
Peter E. Thieriot	2008
Theodore R. Tetzlaff	2008
Thomas H. Carmody	2009
Ronald J. Gidwitz	2009
Darrell M. Trent	2009

(c)	In addition to the above election, the appointment of the independent registered public accounting firm of Deloitte & Touche LLP was ratified by the following vote:

For	Against	Abstain
1,441,091	800	400

There were no broker non-votes.

(d)	Not applicable.

Item 6.                          Exhibits

Exhibit No.	Description

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

CONTINENTAL MATERIALS CORPORATION

Date: August 13, 2007	By:	/S/ Joseph J. Sum
Joseph J. Sum, Vice President
and Chief Financial Officer