Form 10-Q
period 2007-09-29
CONTINENTAL MATERIALS CORP
filed 2007-11-13
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.25 par value, shares outstanding at November 8, 2007. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . .  . . . .1,602,706

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 29, 2007 and DECEMBER 30, 2006

(Unaudited)

 (000’s omitted except share data)

	SEPTEMBER 29, 2007	DECEMBER 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$3,184	$2,770
Receivables, net	24,603	24,120
Receivable for insured losses	1,563	1,584
Inventories:
Finished goods	10,088	7,104
Work in process	1,440	1,502
Raw materials and supplies	10,270	8,229
Prepaid expenses	4,338	4,291
Total current assets	55,486	49,600

Property, plant and equipment, net	35,648	32,365

Goodwill	7,829	7,829
Amortizable intangible assets, net	1,274	1,517
Other assets	2,272	2,394

	$102,509	$93,705

LIABILITIES
Current liabilities:
Bank loan payable	$8,700	$—
Current portion of long-term debt	2,567	2,866
Accounts payable and accrued expenses	18,628	17,060
Liability for unpaid claims covered by insurance	1,563	1,584
Income taxes	—	579
Total current liabilities	31,458	22,089

Long-term debt	11,000	12,800
Deferred income taxes	3,808	3,883
Other long-term liabilities	2,102	1,590

SHAREHOLDERS’ EQUITY

Common shares, $0.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,830	1,830
Retained earnings	68,241	67,373
Treasury shares, 971,558 and 968,803, at cost	(16,573)	(16,503)
	54,141	53,343

	$102,509	$93,705

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, RETAINED EARNINGS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED SEPTEMBER 29, 2007 AND SEPTEMBER 30, 2006

(Unaudited)

(000’s omitted except per-share amounts)

	SEPTEMBER 29, 2007	SEPTEMBER 30, 2006

Sales	$42,288	$40,924

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	36,701	33,731
Depreciation, depletion and amortization	1,309	1,212
Selling and administrative	4,396	5,113

Gain on disposition of property and equipment	53	47
	42,353	40,009

Operating (loss) income	(65)	915

Interest expense	(341)	(250)
Other income, net	27	137

(Loss) income before income taxes	(379)	802

(Benefit) provision for income taxes	(389)	273

Net income	10	529

Retained earnings, beginning of period	68,231	66,460

Retained earnings, end of period	$68,241	$66,989

Basic and diluted earnings per share	$.01	$.33

Average shares outstanding	1,603	1,605

Comprehensive income:
Net income	$10	$529
Comprehensive loss from interest rate swap, net of tax benefit of $3 for the three months ended September 30, 2006	—	(5)
	$10	$524

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2007 AND SEPTEMBER 30, 2006

(Unaudited)

(000’s omitted except per-share amounts)

	SEPTEMBER 29, 2007	SEPTEMBER 30, 2006

Sales	$128,018	$118,312

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	107,748	96,669
Depreciation, depletion and amortization	3,946	3,651
Selling and administrative	14,965	15,314

Gain on disposition of property and equipment	86	193
	126,573	115,441

Operating income	1,445	2,871

Interest expense	(922)	(548)
Other income, net	306	189

Income before income taxes	829	2,512

(Benefit) provision for income taxes	(39)	854

Net income	868	1,658

Retained earnings, beginning of period	67,373	65,331

Retained earnings, end of period	$68,241	$66,989

Basic and diluted earnings per share	$.54	$1.03

Average shares outstanding	1,603	1,605

Comprehensive income:
Net income	$868	$1,658
Comprehensive loss from interest rate swap, net of tax benefit of $2 for the nine months ended September 30, 2006	—	(3)
	$868	$1,655

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2007 AND SEPTEMBER 30, 2006

(Unaudited)

(000’s omitted)

	SEPTEMBER 29, 2007	SEPTEMBER 30, 2006

Net cash provided by (used in) operating activities	$418	$(274)

Investing activities:
Cash paid for acquisitions of assets of certain businesses	—	(2,452)
Capital expenditures	(6,996)	(5,036)
Proceeds from sale of assets	370	214
Net cash used in investing activities	(6,626)	(7,274)

Financing activities:
Borrowings under revolving credit facility, net	8,700	—
Long-term borrowings	—	5,000
Repayment of long-term debt	(2,099)	(1,667)
Payment to acquire treasury stock	(70)	—
Other	91	—
Net cash provided by financing activities	6,622	3,333

Net increase (decrease) in cash and cash equivalents	414	(4,215)
Cash and cash equivalents:
Beginning of period	2,770	6,829

End of period	$3,184	$2,614

Supplemental disclosures of cash flow items:
Cash paid during the six months for:
Interest	$1,061	$734
Income taxes	545	656
Supplemental disclosures of noncash investing and financing activities
Note issued as partial consideration for asset purchase	$—	$1,000
Capital expenditures purchased on account	45	—

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

NOTES TO THE QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED SEPTEMBER 29, 2007

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

2.               Our effective income tax rate is based on expected income, statutory tax rates and tax positions taken in the various jurisdictions in which we operate. For interim financial reporting, we estimate the annual income tax rate based on projected taxable income for the full year and record a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, we refine the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to our expected effective income tax rate for the year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual income tax rate. Significant judgment is required in determining our effective income tax rate and in evaluating our tax positions. The effective income tax rate for the quarter ended September 29, 2007 of 103% is primarily due to recognition during the quarter of $362,000 of earned California Enterprise Zone credits that will benefit future tax years.

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

There was no cumulative adjustment to retained earnings required as a result of the implementation of FIN 48. The gross amount of unrecognized tax benefits at December 31, 2006 was $290,000 of which $79,000 would affect the effective tax rate. The gross amount of unrecognized tax benefits at September 29, 2007 was $287,000 of which $86,000 would affect the effective tax rate.

We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. Accrued interest and penalties included in our total liability for unrecognized tax benefits were $56,000 as of September 29, 2007 and $85,000 as of December 31, 2006.

The United States Federal statute of limitations expires during the third quarter of 2008 for our 2004 tax year. Included in the balance at September 29, 2007 is approximately $15,000 related to tax positions expected to be resolved within 12 months of this reporting date.

We file income tax returns in the United States federal and various state jurisdictions. Generally, we are not subject to changes in income taxes by any taxing jurisdiction for the years prior to 2002.

3.               Operating results for the first nine months of 2007 are not necessarily indicative of performance for the entire year. Historically, sales of the Evaporative Cooling segment are higher in the first and second quarters, sales of the Concrete, Aggregates and Construction Supplies segment are higher in the second and third quarters and sales of the Heating and Cooling segment are higher in the third and fourth quarters. Sales of the Door segment have not shown strong seasonal fluctuations in recent years.

4.               There is no difference in the calculation of basic and diluted earnings per share (EPS) for either the three months or nine months ended September 29, 2007 or September 30, 2006.

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

The following table presents information about reported segments for the nine month and three month periods ended September 29, 2007 and September 30, 2006 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

	Construction Products			HVAC Products
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Other	Total
2007
Nine Months ended September 29, 2007
Revenues from external customers	$71,110	$13,733	$84,843	$24,297	$18,607	$42,904	$13	$258	$128,018
Depreciation, depletion and amortization	3,047	79	3,126	315	450	765	55	—	3,946
Operating income (loss)	3,656	1,627	5,283	(1,503)	(366)	(1,869)	(2,050)	81	1,445
Segment assets	58,280	7,128	65,408	23,379	11,222	34,601	2,496	4	102,509
Capital expenditures (a)	4,301	1,509	5,810	627	567	1,194	37	—	7,041
Quarter ended September 29, 2007
Revenues from external customers	$25,585	$4,284	$29,869	$8,121	$4,208	$12,329	$4	$86	$42,288
Depreciation, depletion and amortization	1,018	18	1,036	104	150	254	19	—	1,309
Operating income (loss)	1,338	460	1,798	(824)	(493)	(1,317)	(573)	27	(65)
Segment assets	58,280	7,128	65,408	23,379	11,222	34,601	2,496	4	102,509
Capital expenditures (a)	495	1,300	1,795	395	89	484	6	—	2,285

(a)         Capital expenditures for the Evaporative Cooling segment include $45,000 of additions purchased on account.

	Construction Products			HVAC Products
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Other	Total
2006
Nine Months ended September 30, 2006 as restated
Revenues from external customers	$71,093	$10,165	$81,258	$18,628	$18,163	$36,791	$5	$258	$118,312
Depreciation, depletion and amortization	2,748	101	2,849	296	450	746	56	—	3,651
Operating income (loss)	4,583	1,100	5,683	(570)	250	(320)	(2,573)	81	2,871
Segment assets (a)	54,470	4,750	59,220	18,303	12,651	30,954	3,468	63	93,705
Capital expenditures (b)	6,388	70	6,458	158	207	365	2	—	6,825
Quarter ended September 30, 2006 as restated
Revenues from external customers	$26,022	$3,613	$29,635	$6,997	$4,204	$11,201	$2	$86	$40,924
Depreciation, depletion and amortization	912	34	946	98	150	248	18	—	1,212
Operating income (loss)	1,837	441	2,278	(421)	(81)	(502)	(888)	27	915
Segment assets (a)	54,470	4,750	59,220	18,303	12,651	30,954	3,468	63	93,705
Capital expenditures	1,321	5	1,326	56	45	101	—	—	1,427

(a)         Segment assets are as of December 30, 2006.

(b)        Capital expenditures for the Concrete, Aggregates and Construction Supplies segment include $1,735,000  purchased on June 30, 2006 as part of the purchase of certain assets of a concrete producer in Colorado Springs. Capital expenditures for the Door segment include $54,000 purchased on January 1, 2006 as part of the purchase of the assets of CSSL. Also see Note 6.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last annual report except as discussed above.

6.               On June 30, 2006 the Company purchased certain assets of ASCI, a concrete producer in Colorado Springs, Colorado for $2,100,000 of cash and a $1,000,000 Note. The assets were acquired by TMC in the Concrete, Aggregates and Construction Supplies segment. The final purchase price allocation included $1,735,000 of plant and equipment, $290,000 for a non-compete agreement, $350,000 for a restriction of use covenant, $370,000 for existing customer relations and $355,000 of goodwill, all of which is amortizable over 15 years for tax purposes. For book purposes, the non-compete is being amortized over its five-year term, the restriction of land use covenant is being amortized over its ten-year term and the customer relations intangible is being amortized over its estimated useful life of ten years. The purchase was accounted for as an acquisition of a business under FASB Statement  No. 141, “Standards of Accounting for Business Combinations.”

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

Nine Months Ended September 30, 2006
Net sales	$120,608
Net income	1,685
Basic and diluted loss per share	1.05

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

7.               Identifiable intangible assets as of September 29, 2007 include five amortizable non-compete agreements, including the non-compete agreement related to ASCI acquired during the second quarter of 2006 (see Note 6). Identifiable intangible assets also include a restrictive land covenant and customer relations value, both related to the ASCI acquisition. Collectively, these assets were carried at $1,274,000, net of $1,336,000 accumulated amortization. The pre-tax amortization expense for intangible assets during the three months and nine months ended September 29, 2007 was $78,000 and $243,000, respectively. Based upon the intangible assets recorded on the balance sheet at September 29, 2007, amortization expense for the next five years is estimated to be as follows: 2007 — $320,000, 2008 — $300,000, 2009 — $293,000, 2010 — $262,000 and 2011 — $101,000.

8.               At September 29, 2007, the Company was not in compliance with the Leverage Ratio covenant as defined in the Company’s loan agreement dated September 5, 2003, as amended, with LaSalle Bank National Association and Fifth Third Bank. In an amendment to the loan agreement dated October 23, 2007, the Company obtained waivers of the requirement for the quarter ended September 29, 2007 and for the quarter ended December 29, 2007. The Company expects to be in compliance with the covenant in future quarters. The principal reasons for not meeting the required ratio was the high level of capital expenditures as well as the decline in pre-tax earnings during the past twelve months. Also as part of the amendment, the revolving credit commitment was temporarily increased from $15,000,000 to $18,000,000 for the period from October 23, 2007 through January 15, 2008.

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

Financial Condition and Liquidity

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

As expected, the Company’s cash flow from operations during the quarter ended September 29, 2007 was positive by $1,523,000 due to the seasonality of sales, production schedules and the sales dating programs related to the evaporative cooler product line. Borrowings against the revolving credit facility increased however, as capital expenditures exceeded the cash generated by operations. For the nine months ended September 29, 2007, operations provided $418,000 of cash compared to using $274,000 of cash during the first nine months of 2006. The improved cash flow was due to changes in working capital accounts, primarily a smaller increase in accounts receivable partially offset by a larger increase in inventories and a smaller increase in accounts payable and accrued expenses during the first nine months of 2007 as compared to the 2006 period.

During the nine months ended September 29, 2007, investing activities used $6,626,000 of cash compared to $7,274,000 in the prior year’s period. Capital expenditures of $6,996,000 during the first nine months of 2007, primarily for the Concrete, Aggregates and Construction Supplies segment, were significantly higher than the expenditures during the comparable 2006 period. The replacement of two loaders and a scraper for the quarry operations and the construction and installation of an industrial sand plant all occurred during the first nine months of 2007. In addition, the Door segment purchased a building in Colorado Springs in order to consolidate activities and provide additional capacity for growth. The proceeds from the sale of assets for 2007 include $230,000 received from the June sale of stock received from the demutualization of a mutual insurance company. Investing activities during the first nine months of 2006 included $2,452,000 for the acquisition of certain assets of two companies.

Financing activities provided $6,622,000 during the first nine months of 2007 compared to $3,333,000 provided during the first nine months of 2006. The Company borrowed $8,700,000 against the revolving line of credit during the first nine months of 2007 compared to the $5,000,000 increase in the term loan during the 2006 period. All scheduled debt repayments were made during the first nine months of both 2007 and 2006. During the first nine months of 2007, the highest amount of Company borrowings outstanding under the revolving credit agreement was $8,700,000 and the average amount outstanding was $4,823,000. At September 29, 2007, the Company was not in compliance with the Leverage Ratio covenant as defined in the loan agreement. In an amendment to the loan agreement dated October 23, 2007, the Company obtained waivers of the requirement for the quarter ended September 29, 2007 and for the quarter ended December 29, 2007. The Company expects to be in compliance with the covenant in future quarters. The principal reasons for not meeting the required ratio was the high level of capital expenditures as well as the decline in pre-tax earnings during the past twelve months. Also as part of the amendment, the revolving credit commitment was temporarily increased from $15,000,000 to $18,000,000 for the period from October 23, 2007 through January 15, 2008. The Company has not utilized any of the increase to the line as of the filing of this report on Form 10-Q.

The Company believes that anticipated cash flow from operations, supplemented by seasonal borrowings against the revolving line of credit, (of which $8,700,000 was outstanding at September 29, 2007) will be sufficient to cover expected cash needs, including servicing debt and planned capital expenditures for at least the next twelve months.

Operations — Comparison of Quarter Ended September 29, 2007 to Quarter Ended September 30, 2006

Historically, the Company has experienced strong operating results during the third quarter as sales in the Concrete, Aggregates and Construction Supplies segment peak due to weather more conducive to construction activity. Sales followed this pattern in 2007 however; operating results were well below the historical trend due to shortfalls in the two HVAC reporting segments. Consolidated sales during the third quarter of 2007 were $42,288,000 compared to $40,924,000 in the third quarter of 2006. Operating results for the 2007 quarter were a loss of $65,000 compared to a profit of $915,000 during the comparable quarter of 2006.

The Heating and Cooling segment and the Door segment reported increased sales while the Evaporative Cooling segment’s sales were static and the Concrete, Aggregates and Construction Supplies segment’s sales declined. Cost of sales as a percentage of sales increased from 82.4% to 86.8% primarily due to decreased margins in the Heating and Cooling segment and the Evaporative Cooling segment. Margins in the Concrete, Aggregates and Construction Supplies segment also narrowed. Selling and administrative costs decreased both in dollars and as a percentage of sales. A reduction was realized at three of the four reporting segments as well as at the Corporate office resulting primarily from adjustments to incentive based compensation. Depreciation, depletion and amortization for the 2007 quarter increased $97,000 over the prior year’s quarter due to increased capital expenditures during 2006 and 2007 and amortization of intangible assets associated with the ASCI acquisition. The resulting operating loss of $65,000 was well off of the operating income of $915,000 reported for the third quarter of 2006.

Interest expense increased from $250,000 for the third quarter of 2006 to $341,000 in the 2007 quarter due to increased average debt and higher interest rates.

A discussion of operations by segment follows.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products group for the quarters ended September 29, 2007 and September 30, 2006 (amounts in thousands):

	Concrete, Aggregates and Construction Supplies	Doors
Quarter ended September 29, 2007
Revenues from external customers	$25,585	$4,284
Segment operating income	1,338	460
Operating income as a percent of sales	5.2%	10.7%
Segment assets as of September 29, 2007	$58,280	$7,128
Return on assets	2.3%	6.5%

Quarter ended September 30, 2006
Revenues from external customers	$26,022	$3,613
Segment operating income	1,837	441
Operating income as a percent of sales	7.1%	12.2%
Segment assets as of September 30, 2006	$56,323	$4,636
Return on assets	3.3%	9.5%

Concrete, Aggregates and Construction Supplies Segment

Sales in the Concrete, Aggregates and Construction Supplies segment for the third quarter of 2007 declined 1.7% from the prior year’s comparable quarter. Concrete volume declined 12.5% while margins deteriorated as pricing decisions made in order to protect our market share were insufficient to fully recover higher material and delivery costs, including fuel. Aggregate volumes increased 5.9% despite the decline in construction activity along the Front Range of Colorado, especially housing construction. Margins also increased as production efficiency improved. Both increases are primarily due to the occurrence of floods at our two Arkansas River operations during the third quarter of 2006. All expenses incurred to repair the damage and resume production were recognized in cost of sales as incurred. Both quarries were back in operation by the end of 2006 although some measures to mitigate future vulnerability were performed in 2007. Construction supplies sales and margins both declined during the third quarter of 2007 as compared to the 2006 quarter due to the slow-down in construction.

Operating income declined for the 2007 quarter compared to the 2006 quarter. The decline in concrete volume and margins more than offset the improved aggregates operations. Depreciation, depletion and amortization increased because of the higher capital spending during 2006 and 2007 to date. Selling and administrative costs were lower due to the adjustment of incentive based compensation. As a result, both operating income as a percent of sales and the return on assets declined in the 2007 quarter from the prior year’s quarter.

Door Segment

Door segment sales rose $671,000, or 18.6%, during the third quarter of 2007 over the comparable 2006 quarter. Sales during a specific quarter can be heavily influenced by customer requests to either accelerate or delay shipments of jobs to better coincide with their own construction schedules. The backlog which had grown during the latter part of 2006 declined during the first six months of 2007 as a number of jobs were shipped; however, it has grown again during the current quarter to just below the September 2006 level. Sales prices increased in response to increased costs while margins declined modestly as competitive pressures restrained price increases.

Operating income improved from $441,000 during the third quarter of 2006 to $460,000 for the 2007 quarter as a result of the higher sales volume and an improvement in the electronics business (acquired at the beginning of 2006). Selling and administrative costs remained relatively constant during the 2007 quarter compared with the prior year quarter and decreased slightly as a percentage of sales. The segment acquired a building in Colorado Springs during the 2007 quarter and will consolidate their two Colorado Springs operations into the facility by the end of the year. As a result of the cost increases, both operating income as a percent of sales and return on assets declined in the 2007 quarter from the prior year’s quarter.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products group for the quarters ended September 29, 2007 and September 30, 2006 (amounts in thousands):

	Heating and Cooling	Evaporative Cooling
Quarter ended September 29, 2007
Revenues from external customers	$8,121	$4,208
Segment operating loss	(824)	(493)
Operating loss as a percent of sales	(10.0)%	(11.7)%
Segment assets as of September 29, 2007	$23,379	$11,222
Return on assets	(3.5)%	(4.4)%

Quarter ended September 30, 2006
Revenues from external customers	$6,997	$4,204
Segment operating loss	(421)	(81)
Operating loss as a percent of sales	(6.0)%	(1.9)%
Segment assets as of September 30, 2006	$19,660	$10,048
Return on assets	(2.1)%	(.8)%

Heating and Cooling Segment

Sales in the Heating and Cooling segment were $8,121,000 for the third quarter of 2007, an increase of $1,124,000, or 16.1%, from the comparable 2006 quarter. Fan coil volume accounted for the increase with sales surging nearly 54% from the prior year’s quarter. This increase was the result of favorable market conditions and the restructured sales representative network which was completed in late 2005. Pricing remained relatively flat. Partially offsetting this increase was an 8% decline in furnace volume after a particularly strong first quarter. Cost of sales as a percentage of sales increased during the third quarter of 2007 to 93.6% from 79.7% for the comparable quarter of 2006. A change in product mix in favor of Fan coils and higher material and manufacturing costs contributed to this increase.

The operating loss for the 2007 quarter was $824,000 compared to the loss of $421,000 incurred during the third quarter of 2006. Selling and administrative expenses were $503,000 lower primarily due to lower incentive based compensation. As a result of the significant increase in manufacturing costs, both operating loss as a percent of sales and return on assets increased in the 2007 quarter from the prior year’s quarter.

Evaporative Cooling Segment

Sales in the Evaporative Cooling segment were static; increasing only $4,000 during the third quarter of 2007 compared to the third quarter of 2006. There were no significant events during the quarter that affected sales.

Operating results declined for the third quarter of 2007 to a loss of $493,000 from an $81,000 loss for the same quarter in 2006. The decline resulted from of an increase in cost of sales as a percentage of sales from 87.6% to 96.9%. Competitive pressures restricted price increases in response to cost increases and an additional workers compensation claims. Depreciation and amortization remained constant between the periods. The small increase in selling and administrative expenses was largely due to increased selling expenses, notably commissions and volume incentive. As a result, both the operating loss as a percent of sales and return on assets increased in the 2007 quarter from the prior year’s quarter.

Operations - Comparison of Nine Months Ended September 29, 2007 to Nine Months Ended September 30, 2006

Consolidated sales during the first nine months of 2007 were $128,018,000 compared to $118,312,000 during the first nine months of 2006. The improvement was primarily generated by the Heating and Cooling segment and the Door segment. Cost of sales as a percentage of sales increased from 81.7% for the 2006 period to 84.2% during the 2007 period. Depreciation, depletion and amortization increased $295,000 over the prior year’s period due to increased capital expenditures during 2006 and 2007 and amortization of intangible assets associated with the ASCI acquisition. Selling and administrative costs declined as a percentage of sales as well as in total, the result of adjustments to accrued incentive based compensation. The increased cost of sales led to a reduction of operating income from $2,871,000 for the nine months ended September 30, 2006 to $1,445,000 for the first nine months of 2006. Interest expense increased from $548,000 for the nine months ended September 30, 2006 to $922,000 for the nine months ended September 29, 2007 due to increased average borrowings and higher rates. Other income for the first nine months of 2007 includes a $230,000 gain on the sale of stock received from the demutualization of a mutual insurance company.

A discussion of operations by segment follows.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products group for the nine months ended September 29, 2007 and September 30, 2006 (amounts in thousands):

	Concrete, Aggregates and Construction Supplies	Doors
Nine Months ended September 29, 2007
Revenues from external customers	$71,110	$13,733
Segment operating income	3,656	1,627
Operating income as a percent of sales	5.1%	11.8%
Segment assets as of September 29, 2007	$58,280	$7,128
Return on assets	6.3%	22.8%

Nine Months ended September 30, 2006
Revenues from external customers	$71,093	$10,165
Segment operating income	4,583	1,100
Operating income as a percent of sales	6.4%	10.8%
Segment assets as of September 30, 2006	$54,470	$4,750
Return on assets	8.4%	23.2%

Concrete, Aggregates and Construction Supplies Segment

Sales in the Concrete, Aggregates and Construction Supplies segment for the first nine months of 2007 were flat compared to the prior year’s comparable period. Concrete volume declined approximately 4% but sales dollars increased due to increased prices in response to higher material and delivery costs, including fuel. Margins, however, deteriorated as pricing increases did not keep pace with higher cement, delivery and other costs. Repair and maintenance costs were also higher than the prior year period. Aggregate volumes increased approximately 5% despite the decline in construction activity, primarily due to the sale of some bulk product, including fill sand, during the first quarter of 2007 and the interruption of business at our two Arkansas River operations from floods during the third quarter of 2006. Aggregate margins improved as a result of the production efficiencies during 2007 and the flood damage costs incurred during the third quarter of 2006 as described above for the current quarter. In addition, margins were aided by the recovery of $725,000 during the second quarter of 2007 from our insurance carrier as settlement of flood claims. Construction supplies sales and margins declined during the first nine months of 2007 for the reasons noted above for the quarter.

Operating income declined to $3,656,000 during the 2007 period from $4,583,000 for the 2006 period. The decline was due to the reduced concrete volume and margins. Partially offsetting this decline was the improved aggregate margins for the reasons noted above. Depreciation, depletion and amortization increased during the 2007 period for the reasons noted for the quarter. For the 2007 nine month period, the lower selling and administrative expenses were attributable to incentive based compensation noted in the discussion of the quarter and the consolidation of administrative functions into the Colorado Springs office. As a result of the decline of concrete volume and margins, both operating income as a percent of sales and return on assets declined for the nine months ended September 29, 2007 compared to the nine months ended September 30, 2006.

Door Segment

Sales in the Door segment for the first nine months of 2007 increased $3,568,000 over the comparable 2006 period due to the timing of shipments as described in the discussion for the current quarter, pricing increases in response to higher costs and a steady market demand. Due to the nature of this segment’s products, its sales correspond to the latter part of the construction cycle; therefore the current nationwide decline in construction activity has not yet been experienced by this segment.

Operating income improved from $1,100,000 during the first nine of 2006 to $1,627,000 for the 2007 period primarily due to higher sales volume and an improvement in the electronics business. As noted in the discussion of the current quarter, the backlog was also reduced during the first half of 2007. As a result, operating income as a percent of sales improved while the return on assets declined slightly due to the building addition during the nine months ended September 29, 2007 compared to the nine months ended September 30, 2006.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products group for the nine months ended September 29, 2007 and September 30, 2006 (amounts in thousands):

	Heating and Cooling	Evaporative Cooling
Nine Months ended September 29, 2007
Revenues from external customers	$24,297	$18,607
Segment operating loss	(1,503)	(366)
Operating loss as a percent of sales	(6.2)%	(2.0)%
Segment assets as of September 29, 2007	$23,379	$11,222
Return on assets	(6.4)%	(3.3)%

Nine Months ended September 30, 2006
Revenues from external customers	$18,628	$18,163
Segment operating (loss) income	(570)	250
Operating (loss) income as a percent of sales	(3.1)%	1.4%
Segment assets as of September 30, 2006	$19,660	$10,048
Return on assets	(2.9)%	2.5%

Heating and Cooling Segment

Sales in the Heating and Cooling segment increased $5,669,000, or 30%, during the first nine months of 2007 over the comparable 2006 period. Fan coil volume was responsible for the majority of the increase although furnace volume was higher on the strength of sales during the first quarter, largely in January. For the first nine months of 2007, fan coil sales increased 73% due to the reasons cited for the quarter above.

The operating loss increased from $570,000 during the first nine months of 2006 to a loss of $1,503,000 for the 2007 period despite the increase in sales. Cost of sales as a percent of sales increased from 75.8% to 86.5% due to the reasons noted above. In addition, pricing decisions made to retain a national home center account during the second quarter of 2006 also decreased margins. Selling and administrative costs were $328,000 lower due to reasons noted above partially offset by the addition of personnel in the sales and engineering departments. As a result of the significant increase in manufacturing costs, the operating loss as a percent of sales increased while the return on assets declined for the first nine months of 2007 from the prior year’s period.

Evaporative Cooling Segment

Sales in the Evaporative Cooling segment increased $444,000, or 2.4%, during the first nine months of 2007 over the comparable 2006 period. The improvement occurred during the first quarter largely as a result of two new customers.

The operating profit of $250,000 during the first nine months of 2006 declined to a loss of $366,000 for the first nine months of 2007. Cost of sales as a percentage of sales increased to 88% in 2007 from 84.6% for the comparable 2006 period due to the reasons cited above. Depreciation and amortization remained constant between the periods while selling and administrative expenses increased modestly during the first nine months of 2007 compared to the 2006 period for the reasons cited in the quarter’s discussion above. As a result, the operating results as a percent of sales and the return on assets were lower during the first nine months of 2007from the prior year’s period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 29, 2007 and December 30, 2006 and affect the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates.

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

OUTLOOK

Concrete prices throughout our Colorado markets have improved compared to 2006, however not enough to recover the higher prices paid for cement and increased delivery costs. The pressure on pricing has come from aggressive competition, especially from a small new concrete producer in Colorado Springs, in response to a softening in construction activity along the Front Range of Colorado. Current predictions do not anticipate construction to recover until at least 2008. The sales volume and backlog for the Door segment remain strong and it is unknown whether the current downturn in construction will affect this segment’s sales in the near future.

Sales of the Evaporative Cooling segment are not expected to grow significantly and will remain weather sensitive. However, sales of fan coil products in the Heating and Cooling segment are expected to grow as a result of favorable market conditions and the restructured sales representative network and marketing efforts. Pricing in these two segments remains a concern.

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

Item 4.        Controls and Procedures

(a)                  Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 29, 2007. Based on that evaluation, they have concluded that the Company’s disclosure controls and procedures as of such date are effective and are reasonably designed to ensure that all material information relating to the Company (including its subsidiaries) is accumulated and communicated to management to allow timely decisions regarding required disclosure and to ensure that all material information required to be disclosed in this quarterly report is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

PART II - OTHER INFORMATION

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases made by the Company of its common stock to become treasury stock for the period July 1, 2007 through September 29, 2007. No shares were purchased during the current quarter.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1— July 28, 2007	—	$—	—	$1,349,255
July 29 — August 25, 2007	—	—	—	1,349,255
August 26 — September 29, 2007	—	—	—	1,349,255
Total	—	$—	—	$1,349,255

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

31.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(a/15d-14(a) and Rule 13a-14(d)/15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2

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

                                                                                                          CONTINENTAL MATERIALS CORPORATION

Date:	November 13, 2007	By:	/S/ Joseph J. Sum
Joseph J. Sum, Vice President
and Chief Financial Officer