Form 10-K
period 2007-12-29
CONTINENTAL MATERIALS CORP
filed 2008-03-28
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2007

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

                Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒

                Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

                Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

                The aggregate market value (based on June 30, 2007 closing price) of voting stock held by non-affiliates of registrant: Approximately $20,194,000.

Number of common shares outstanding at March 24, 2008: 1,601,910.

                Incorporation by reference: Portions of registrant’s definitive proxy statement for the 2008 Annual Meeting of stockholders to be held May 28, 2008 into Part III of this Form 10-K. The definitive proxy statement is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.

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

The Heating and Cooling segment produces and sells gas-fired wall furnaces, console heaters and fan coils from the Company’s wholly-owned subsidiary, Williams Furnace Co. (WFC) of Colton, California. The Evaporative Cooling segment produces and sells evaporative coolers from the Company’s wholly-owned subsidiary, Phoenix Manufacturing, Inc. (PMI) of Phoenix, Arizona. Concrete, Aggregates and Construction Supplies are offered from numerous locations along the Front Range of Colorado operated by the Company’s wholly-owned subsidiaries Castle Concrete Company and Transit Mix Concrete Co., of Colorado Springs, Transit Mix of Pueblo, Inc. of Pueblo and Rocky Mountain Ready Mix Concrete, Inc. (RMRM) of Denver. Doors are fabricated and sold along with the related hardware, including electronic access hardware, from the Company’s wholly-owned subsidiary, McKinney Door and Hardware, Inc. (MDHI), which operates out of facilities in Pueblo and Colorado Springs, Colorado.

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

During 2007, no customer accounted for 10% or more of the total sales of the Company.

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

The personnel in the Concrete, Aggregates and Construction Supplies segment routinely take a leadership role in formulation of the products to meet the specifications of customers. The Company is not involved in setting forms or performing finishing work on any of its concrete products. The Door segment offers doors, frames and hardware, including electronic access systems. Doors, frames and hardware are installed by independent contractors engaged by the general contractor or building owner. Electronic access systems are installed by the Company’s technicians.

BACKLOG

At December 29, 2007, the Heating and Cooling segment had a backlog of approximately $3,243,000 ($837,000 at December 30, 2006) primarily relating to orders that are expected to be filled during the first half of 2008. The increase is due to increased fan coil bid activity generated by the additional sales personnel and the restructured sales representative network.

At December 29, 2007, the Evaporative Cooling segment had a backlog of approximately $778,000 ($857,000 at December 30, 2006) primarily due to preseason orders placed prior to year end. This backlog is expected to be filled during the first quarter of 2008.

At December 29, 2007, the Concrete, Aggregates and Construction Supplies segment had a backlog of approximately $10,625,000 ($12,815,000 at December 30, 2006) primarily relating to construction contracts awarded and expected to be filled during 2008. While an increase or decrease in backlog is normally more due to the timing of orders rather than indicative of changes in demand, the entire Front Range of Colorado is experiencing a slowdown of construction, especially in the housing sector.

At December 29, 2007, the Door segment had a backlog of approximately $4,576,000 ($6,208,000 at December 30, 2006) primarily relating to orders that are expected to be filled during 2008. The decrease is more due to the timing of the shipment of completed jobs and the receipt of orders than indicative of any change in demand.

Other than the increase in bidding activity for fan coils, Management does not believe that backlog information is meaningful in anticipating annual revenue or profitability from year to year but rather is indicative only of the timing of orders received or contracts awarded.

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

In general, the Company can obtain the raw materials required by our operations in all segments from various sources in the quantities desired. The Company’s Concrete, Aggregates and Construction Supplies segment has historically purchased most of its cement requirements from a single supplier in order to obtain favorable volume related pricing. Although there have been times during heavy construction periods that there has been some scarcity of cement supply, the Company does not expect to encounter this situation in the foreseeable future due to the recent decline in construction activity and the impending completion of a new cement mill near Pueblo, Colorado. The Company has no long-term supply contracts and does not consider itself to be dependent on any individual supplier. MDHI is an authorized distributor of a major manufacturer of hollow metal doors and hardware. MDHI has historically purchased the majority of its hardware primarily from this supplier in order to obtain favorable volume related pricing, however, other suppliers are available.

The Company mines aggregates (rock, gravel and sand) from various owned and leased properties in Colorado. Colorado mining permits require permit holders to perform reclamation work in order to return the mined areas to a beneficial use. These requirements are similar in nature to those included in the mining permits of our competitors. Reclamation costs have increased since the mid-1990’s as the Company has engaged in enhanced reclamation projects that exceed the stated requirements. The enhanced reclamation efforts are being performed, in part, to establish community goodwill. The Company performs the majority of the reclamation work using existing production employees and equipment primarily at times when production is curtailed due to inclement weather or decreased demand for our products. Consequently, the reclamation work has a minimal impact on our capital expenditures.

COMPETITIVE CONDITIONS

Heating and Cooling — The Company is one of three principal companies producing wall furnaces (excluding units sold to the recreational vehicle industry) and gas-fired console heaters. The wall furnace and console heater markets are only a small component of the heating industry. The Company serves its market from a plant in Colton, California.  The sales force consists of in-house sales personnel and independent manufacturers’ representatives. The heating industry is dominated by a few manufacturers which are substantially larger than the Company. These manufacturers sell diversified lines of heating and air conditioning units directed primarily toward central heating and cooling systems. All of the producers, including the Company, compete primarily on a basis of price, product features and performance, service and timeliness of delivery.

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

Evaporative Cooling — The Company manufactures evaporative air coolers at a plant in Phoenix, Arizona. The cooler market is dominated by Adobe Air, a Mexican-based manufacturer. The other principal competitor is Champion/Essick. All producers of evaporative air coolers typically compete aggressively on the basis of price, product features and product availability during the cooling season.

Concrete, Aggregates and Construction Supplies — This segment operates in highly competitive markets. Depending on the market, the Company competes with a number of large multinational producers as well as regional and small local producers. The Company is one of four companies producing ready mix concrete in the Colorado Springs area, one of three companies producing ready mix concrete in the Pueblo area and one of eleven companies producing ready mix concrete in the Denver area. In Denver, three of the producers are significantly larger than RMRM. Because of the relatively high transportation costs associated with concrete, the level of competition, especially in the Denver market, is heavily influenced by the distance from production facilities to markets served. Price, plant location, transportation costs, service, product quality and reputation are major factors that affect competition.The Company is one of eight producers of aggregates in the Colorado Springs and Pueblo marketing areas. All producers compete on the basis of price, quality of material and service.

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

EMPLOYEES

The Company employed 846 people as of December 29, 2007. Employment varies throughout the year due to the seasonal nature of the businesses. A breakdown of the prior three years employment at year-end by segment was:

	2007	2006	2005
Heating and Cooling	308	265	166
Evaporative Cooling	144	139	119
Concrete, Aggregates and Construction Supplies	330	338	332
Door	49	47	35
Corporate Office	15	13	13
Total	846	802	665

The increase in the Heating and Cooling segment over the past two years is due to filling a number of direct labor positions and office staff as production and sales have increased. The opening of a sales office in Oklahoma City during 2005 also accounts for some of the increase. Employment figures for the Door and the Concrete, Aggregates and Construction Supplies segments for 2006 and 2005 have been restated to reflect the transfer of the Door division of TMC, formerly reported as part of the Concrete, Aggregates and Construction Supplies segment to the Door segment which was effective the first of the 2007 fiscal year. The increase in the Door segment from 2005 to 2006 reflects the acquisition of CSSL on January 1, 2006. Other increases are in response to higher sales.

The factory employees at the Colton, California plant are represented by the Carpenters Local 721 Union under a contract that expires in April 2008. The Company considers relations with its employees and with their union to be good. There are no unions at any of the Company’s other operations.

ENVIRONMENTAL MATTERS

Our operations involve the use, release, discharge, disposal and clean up of substances regulated under federal, state and/or local environmental protection laws and regulations, including those related to reclamation of mined areas. We strive not only to maintain compliance with all applicable environmental laws and regulations, but to exceed the minimum requirements of those laws and regulations where practicable.

In 2007, our capital expenditures and remediation expenses for environmental matters, except those expenses related to our mining reclamation efforts, were not material to our financial condition. Because of the complexity and ever-changing nature of environmental laws and regulations, we cannot predict whether capital expenditures and remediation expenses for future environmental matters will materially affect our financial condition, results of operations or liquidity.

AVAILABLE INFORMATION

The Company electronically files various reports and other information with the Securities and Exchange Commission (SEC) including this annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding the Company. Access to this information is available free of charge at the SEC’s website at http://www.sec.gov. The Company does not maintain a corporate website, however, we will provide electronic or paper copies of our filings, free of charge, upon electronic request to InvRel@contmtl.com or written request to Mark S. Nichter, Secretary and Corporate Controller, Continental Materials Corporation, 200 South Wacker Drive, Suite 4000, Chicago, Illinois 60606.

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

Our common stock is traded on the American Stock Exchange under the symbol “CUO.” In addition to the customary business factors affecting the price of a publicly traded company’s common stock, such as financial condition, results of operations and cash flows, the concentration of ownership of the Company is a factor that should be considered before deciding to purchase, sell or hold our stock. Approximately 85% of the Company’s common stock is owned by the Gidwitz family, other officers and directors of the Company, employees of the Company and by two institutional fund groups. On days that the American Stock Exchange is open, the stock is often not traded at all and the average daily trading volume for 2007 was less than 500 shares. The low volume traded on any given day could have an adverse effect on a shareholder’s ability to purchase or sell shares of the Company in a timely manner and/or adversely affect the trading price.

We depend heavily on construction sector activity levels which tend to be cyclical and which differ throughout the regions in which we operate.

Our results depend heavily on residential, commercial and infrastructure construction activity and spending levels. The construction industry in our markets tends to be cyclical. Construction activity and spending levels vary across our markets and are influenced by interest rates, inflation, consumer spending habits, demographic shifts, environmental laws and regulations, employment levels and the availability of funds for public infrastructure projects. Economic downturns may lead to a slow down in the construction industry as a whole and, specifically, in our markets.

Adverse weather lessens demand for our products, which is seasonal.

Construction activity, and thus demand for our concrete, aggregates and construction supplies, decreases substantially during periods of cold weather, when it snows or when heavy or sustained rains fall. Consequently, demand for these products is significantly lower during the winter. Sales of concrete, aggregates and construction supplies are generally stronger during the second and third quarters of the year because weather conditions are normally more favorable for construction during these periods. Sales of furnaces and console heaters usually increase in the months of August through January in response to colder weather in areas served. Sales of the fan coil product line are throughout the United States, Canada and the Caribbean and are more evenly distributed throughout the year. The highest volume typically occurs during the late spring and summer, particularly in Canada and in the Northern United States, where winter weather significantly reduces our first quarter sales. Evaporative coolers are marketed predominantly in geographic areas that experience hot and dry weather conditions. Sales are usually higher in the months of March through July. Sales of all of our products are, therefore, affected by adverse weather conditions in their market locations. Such adverse weather conditions can materially and adversely affect our results of operations and profitability if they occur with unusual intensity, during abnormal periods, or last longer than usual in our major markets.

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

Governmental policies and laws have significantly increased our costs and will likely continue to negatively impact earnings.

As more fully described in Item 1 Business, our operations are decentralized and involve four distinct segments. In addition, the Company has generally attempted to operate the business, while maintaining adequate financial reporting controls, with a lean corporate staff. The Company is classified as a non-accelerated filer and has thus been exempt from some of the more costly aspects of full compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (SOX), notably the sections addressing internal control documentation and testing. In order to prepare for Section 404(a), the Company expects to expend in excess of $500,000 to $600,000 for outside readiness and attestation services to assist in the preparation of required documentation. The Company has also hired a qualified employee to assist with the project and continue to perform the ongoing testing and maintenance of the documentation as required. These figures do not include the value of time invested by our other employees on the project nor the out-of-pocket costs incurred for travel and other related expenses.

Governmental policies and laws, particularly those relating to protection of the environment, could significantly impact our operations.

As described more fully within “Manufacturing” in Item 1 Business, our operations require numerous governmental approvals and permits. Additionally, our HVAC products must meet various industry performance and safety tests which are strictly monitored. These approvals, permits and testing standards often require us to make significant capital and maintenance expenditures to comply with the appropriate laws and regulations. Stricter laws and regulations including reclamation requirements, or stricter interpretation of existing laws or regulations, may impose new liabilities on us, require additional investment by us, such as for pollution control equipment, or impede our opening new or expanding existing plants or facilities. The Company also has, on occasion, been the target of public pressure to exceed the legal requirements for reclamation contained in its mining permits. Such incidents in the future may cause the Company to expend additional amounts for reclamation although none are currently foreseen.

Changes in the cost or availability of raw materials supplied by third parties may adversely affect our operating and financial performance.

We obtain certain raw materials from third parties who produce such materials as cement, aggregates (in the Denver market), fly ash and other additives as well as steel, motors, electronic components, copper tubing and other items. Should our existing suppliers cease operations, reduce or eliminate production of these products or experience work stoppages for whatever reason, our costs to procure these materials may increase significantly or we may be obliged to procure alternatives to replace these materials. Market demand, both regional and international, also affects the pricing of these commodities. Despite the ability of the Company to acquire sufficient raw materials for its operations, the Company has experienced significant increases in the costs of cement, copper, motors, steel and fuel during the past couple of years which have not been fully recovered by increased selling prices due to competitive pressures.

Providing healthcare and workers’ compensation benefits to our employees is a significant cost of operation. Continuing increases in such costs could negatively affect our earnings.

The costs of providing healthcare and workers’ compensation benefits to our employees have increased substantially over the past several years. We have instituted measures that attempt to control these costs, however, many factors affecting these costs are not in our control. Should these costs continue to rise, this will likely have an adverse effect on our consolidated results of operations, cash flows or financial condition.

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

Approximately 85% of the Company’s common stock is owned by the Gidwitz family, other officers and directors of the Company, employees of the Company and two institutional fund groups. As such, these stockholders will exercise substantial control over our future direction and operation and such concentration of control may have the effect of discouraging, delaying or preventing a change in control and may also have an adverse effect on the market price of our common stock.

Item 1B. Unresolved Staff Comments.

None.

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

The Concrete, Aggregates and Construction Supplies segment serves the Colorado ready-mix concrete market from ten owned batch plants. In addition, the Company currently operates aggregate processing facilities on three owned and four leased mining properties. All but one of the mining properties are located in or near Colorado Springs or Pueblo. These properties presently provide the aggregate requirements of our Colorado Springs and Pueblo ready mix concrete business as well as selling product to independent customers. The Denver area batch plants currently purchase their aggregate needs from sources located closer to that market. In general, the leased mining properties are on long-term leases with payment based upon the number of tons mined. The lease of an aggregates property in Pueblo, Colorado also requires minimum annual royalty payments. See Note 9 for the schedule of future minimum payments. Construction supplies are sold from owned facilities adjacent to the main batch plants in Colorado Springs and Pueblo. All of the Concrete, Aggregate and Construction Supplies segment’s facilities are located along the Front Range in Colorado and, in the opinion of management, are in good condition and sufficient for the Company’s current needs. The Company also leases or owns other aggregate deposits along the Front Range that are not currently in production. In the opinion of management, the owned and leased properties contain permitted and mineable reserves sufficient to service customers’ and our own sand, rock and gravel requirements for the foreseeable future.

In 2007 the Company purchased an existing building nearby its previous door fabrication facility. The newly acquired facility was first occupied at the beginning of 2008. The Door segment operates out of this owned facility in Colorado Springs and a leased facility in Pueblo, Colorado. The facilities are, in the opinion of management, in good condition and sufficient for the Company’s current needs.

The corporate office operates out of leased office space in Chicago, Illinois.

Product volumes at all of the facilities of the Company are subject to seasonal fluctuations, but in the opinion of management, the facilities are generally well utilized.

Item 3.               LEGAL PROCEEDINGS

The Company is involved in litigation matters related to its continuing business, principally product liability matters related to the gas-fired heating products in the Heating and Cooling segment. In the Company’s opinion, none of these proceedings, when concluded, will have a material adverse effect on the Company’s consolidated results of operations or financial condition as the Company has established adequate accruals for known occurrences. See Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 6.

Item 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

Item 5.                                             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Continental Materials Corporation shares are traded on the American Stock Exchange under the symbol CUO. Market sales prices for the fiscal quarters of the past two years are:

		High	Low
2007	Fourth Quarter	$29.07	$24.77
	Third Quarter	29.60	26.80
	Second Quarter	30.99	28.20
	First Quarter	29.95	26.51

2006	Fourth Quarter	$26.85	$26.10
	Third Quarter	27.60	26.20
	Second Quarter	28.60	26.60
	First Quarter	29.40	28.00

At March 24, 2008, the Company had approximately 200 shareholders of record (including non-objecting beneficial owners).

The Company has never paid, nor does it currently intend to declare, any dividends. The Company’s policy of reinvesting earnings from operations is reviewed periodically by the Board of Directors.

The following table presents information with respect to purchases made by the Company of its common stock to become treasury stock for the period September 29, 2007 through December 29, 2007:

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of shares that May Yet Be Purchased Under the Plans or Programs
September 29 - October 27, 2007	—	$—	—	$1,349,255
October 28 - November 24, 2007	796	29.07	796	1,326,116
November 25 - December 29, 2007	—	—	—	1,326,116
Total	796	$29.07	796	$1,326,116

On January 19, 1999, the Company initiated purchases under the current open-ended program to repurchase its common stock. Purchases are made on the open market or in block trades at the discretion of management. The dollar amount authorized for the program has been periodically increased by the Board of Directors and approved by the Company’s two banks as required by the Company’s Revolving Credit and Term Loan Agreement. Effective

May 29, 2004, the Board increased the permitted amount to a total not to exceed $2,750,000 for purchases on or after May 29, 2004, separate from purchases made in connection with the June 2005 tender offer and shares acquired as part of a cashless exercise of stock options. With the exercise of all then remaining outstanding options during 2005, the Company’s Stock Option Plan (the Plan) was terminated. Reinstatement of the Plan requires the consent of the Company’s stockholders. On March 28, 2008, the Company entered into an Amended and Restated Term Loan and Revolving Credit Agreement which temporarily restricts the Company’s ability to repurchase its stock, see further discussion in the Financial Condition, Liquidity and Capital Resources section below.

COMPARISON OF TOTAL STOCKHOLDER RETURN

The following graph compares the yearly percentage change in the Company’s cumulative total stockholder return on its common stock for a five-year period (December 31, 2002 to December 31, 2007), with the cumulative total return of the American Stock Exchange Market Value Index (“ASEMVI”), and a peer group of companies selected by the Company. The “Peer Group” is more fully described below. Dividend reinvestment has been assumed with respect to the ASEMVI and the Peer Group. The companies in the Peer Group are weighted by market capitalization as of the beginning of the measurement period. The Company has never paid a dividend.

The Company manufactures and markets products in two separate industries. These industries are (i) HVAC (Heating, Ventilation and Air Conditioning) primarily gas-fired wall furnaces, fan coils and evaporative coolers and (ii) Construction Products, primarily concrete, aggregates, construction supplies and doors. The Company’s principal activities have occurred exclusively in these two industries for over 15 years. The Peer Group selected by the Company for the above graph is a combination of companies from these two industries. The companies included in the Peer Group are: Devcon International Corp.; Eagle Materials, Inc; Fedders Corporation; Florida Rock Industries, Inc.; Hanson PLC; Lafarge North America, Inc. (acquired by LaFarge SA — ADR during May 2006); LSB Industries, Inc.; Martin Marietta Materials, Inc. and Mesteck, Inc. For the current year, the Company added Masco Corporation and Simpson Manufacturing to the Peer Group replacing Martin Industries, Inc. which was liquidated during August 2003 and York International Corp. which was acquired by Johnson Controls during December 2005.

Item 6.               SELECTED FINANCIAL DATA

(Amounts in thousands, except per share amounts)

	2007	2006	2005	2004	2003
SUMMARY OF OPERATIONS
Sales	$168,429	$158,767	$138,999	$126,940	$120,165

Net (loss) income	$(563)	$2,042	$2,758	$2,373	$2,349

PER SHARE DATA
Basic (loss) earnings per share	$(.35)	$1.27	$1.72	$1.41	$1.34
Weighted average shares outstanding	1,603	1,605	1,602	1,681	1,754
Diluted (loss) earnings per share	$(.35)	$1.27	$1.69	$1.38	$1.31
Weighted average shares outstanding	1,603	1,605	1,632	1,725	1,791

Cash dividends declared per common share	$0	$0	$0	$0	$0

FINANCIAL CONDITION
Current ratio	2.4:1	2.2:1	2.4:1	2.1:1	2.5:1

Total assets	$98,510	$93,705	$87,060	$85,883	$81,826

Long-term debt, including current portion	12,800	15,666	12,000	9,000	10,970

Revolving credit — long-term portion	7,900	—	—	—	—

Shareholders’ equity	52,732	53,343	51,307	51,448	50,857

Long-term debt to shareholders’ equity ratio	.39:1	.29:1	.23:1	.17:1	.22:1

Book value per diluted share	$32.91	$33.23	$31.96	$31.09	$29.52
(Book value is shareholders’ equity adjusted, for 2005 and prior years, for the exercise of options using end of year stock price and shares outstanding)

Tangible book value per diluted share	$27.28	$27.40	$26.91	$26.15	$24.65
(Same as above calculation except Book value reduced by unamortized Goodwill and Intangibles of $9,027, $9,346, $8,102, $8,327 and $8,552 for 2007, 2006, 2005, 2004 and 2003, respectively)

CASH FLOWS
Net cash provided by (used in):
Operating activities	$3,104	$1,933	$7,741	$5,519	$7,778
Investing activities	(7,489)	(8,658)	(3,159)	(3,350)	(2,535)
Financing activities	4,941	2,666	(581)	(3,950)	(4,170)
Net increase (decrease) in cash and cash equivalents	$556	$4,059	$4,001	$(1,781)	$1,073

Note: Above figures include the activity of CSSL in the Door segment since January 1, 2006 and the activity of ASCI in the Concrete, Aggregates and Construction Supplies segment since June 30, 2006, the respective dates each was acquired.

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

The Heating and Cooling segment produces and sells gas-fired wall furnaces, console heaters and fan coils from the Company’s wholly-owned subsidiary, Williams Furnace Co. (WFC) of Colton, California. The Evaporative Cooling segment produces and sells evaporative coolers from the Company’s wholly-owned subsidiary, Phoenix Manufacturing, Inc. (PMI) of Phoenix, Arizona. Sales of these two segments are nationwide, but are concentrated in the southwestern United States. Concrete, Aggregates and Construction Supplies are offered from numerous locations along the Front Range of Colorado operated by the Company’s wholly-owned subsidiaries Castle Concrete Company and Transit Mix Concrete Co., of Colorado Springs, Transit Mix of Pueblo, Inc. of Pueblo and Rocky Mountain Ready Mix Concrete, Inc. of Denver. Doors are fabricated and sold along with the related hardware from Colorado Springs and Pueblo through the Company’s wholly-owned subsidiary, McKinney Door and Hardware, Inc. of Pueblo, Colorado. Sales of these two segments are highly concentrated in the Front Range area in Colorado although door sales are also made throughout the United States.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Sales of the Company’s HVAC products are seasonal and weather sensitive except for fan coils. Revenues in the Company’s Concrete, Aggregates and Construction Supplies segment are influenced by the level of construction activity and weather conditions along the Front Range of Colorado. Sales for the Door segment are not as strongly seasonal nor are they much affected by weather conditions. Historically, the Company has experienced operating losses during the first quarter except when the weather is mild along the Front Range. Operating results typically improve in the second and third quarters reflecting more favorable weather conditions in Colorado and the seasonal sales of the Evaporative Cooling segment. Fourth quarter results can vary based on weather conditions in Colorado as well as in the principal markets for the Company’s heating equipment. The Company typically experiences operating cash flow deficits during the first half of the year reflecting operating results, the use of sales dating programs (extended payment terms) related to the Evaporative Cooling segment and payments of the prior year’s accrued incentive bonuses and Company profit-sharing contributions. As a result, the Company’s borrowings against its revolving credit facility tend to peak during the second quarter and then decline over the remainder of the year. While this seasonal pattern of sales has prevailed in 2007, operating results declined in the third and fourth quarters of the year as discussed in more detail in the Results of Operations section of Item 7. The Company’s borrowings against its revolving credit facility peaked in October 2007 and as a result of the fourth quarter’s operating loss and a higher level of inventories, the outstanding revolving credit at year-end was $7,900,000.

Cash and cash equivalents were $3,326,000 at the end of 2007 compared to $2,770,000 at the prior year-end. Operations in 2007 provided $3,104,000 of cash compared to $1,933,000 in 2006 and $7,741,000 generated in 2005. The increase in net cash generated by operating activities during 2007 was primarily the result of a decrease in receivables of $1,470,000 compared to the increase in receivables of $6,783,000 during 2006. This increase in cash generated was partially offset by the 2007 net loss and an increase in inventory levels compared to 2006. The decrease in net cash generated by operating activities in 2006 compared to 2005 was due to changes in working capital, principally an increase in receivables of $6,783,000 during 2006 compared to a decrease in receivables of $671,000 during 2005. The increase in receivables was largely due to the increased sales in all segments during the fourth quarter of 2006 compared to 2005 and to some slowing of collections at our Colorado businesses.

Net cash used in investing activities was $7,489,000 in 2007, $8,658,000 in 2006, and $3,159,000 in 2005. Capital expenditures for 2007, 2006 and 2005 were $7,682,000, $6,553,000 and $3,776,000, respectively, exclusive of the $2,452,000 expended during 2006 for those assets purchased as part of the ASCI and CSSL acquisitions. Current year expenditures were predominantly in the Concrete, Aggregates and Construction Supplies segment including over $1,800,000 to complete the industrial sand plant. An additional $1,800,000 was expended to purchase an existing building in Colorado Springs for the Company’s door business to replace a smaller and older facility. Expenditures during 2006 included $724,000 for the first outlay on an industrial sand plant while the remaining additions consisted primarily of routine equipment replacements. Expenditures during 2005 included completion of a batch plant in Pueblo and fines recovery system for the Colorado Springs sand operation as well as the capitalization of subsidized leasehold improvements in the new office space leased for the Corporate office. An additional $2,452,000 was used in 2006 for the purchase of the ASCI and CSSL assets. On January 1, 2006 the Company purchased the assets of CSSL for $352,000 in cash including $100,000 of goodwill and $100,000 for a non-compete agreement. On June 30, 2006, the Company purchased certain assets of ASCI for $2,100,000 of cash and a $1,000,000 note (the remaining balance due on the note at December 30, 2006 of $666,000 was paid off during 2007). In addition to the $1,735,000 of trucks, equipment and concrete plant, the ASCI purchase price included $290,000 for a non-compete agreement, $350,000 for a restrictive land covenant, $370,000 for existing customer relations and $355,000 of goodwill. Investing activities provided cash from the proceeds from the sale of property and equipment of $193,000, $347,000 and $617,000 during 2007, 2006 and 2005, respectively. The 2007 and 2006 sales were mainly of equipment replaced during the year. The sales of an excess parcel of land adjacent to one of the Colorado Springs batch plants and the site of the closed Pueblo West plant accounted for $383,000 of the 2005 cash proceeds. In addition, during 2005 the Company received a note for $788,000 related to the sales of the Colorado Springs property. The note bears interest at Prime plus 1% and calls for monthly payments of $6,460 or more.

Budgeted capital expenditures for 2008 are approximately $3,465,000, which is approximately $2,121,000 less than planned depreciation, depletion and amortization. The budget includes approximately $2,125,000 for expansion of the Pueblo East aggregates operations including the construction of a slurry wall. The remaining expenditures are primarily for routine replacement and upgrades. The Company expects that the 2008 expenditures will be funded from existing cash balances and operating cash flow.

During 2007, cash of $4,941,000 was provided by financing activities. As more fully discussed in Note 5, $7,900,000 was borrowed against the revolving line of credit to finance operating and working capital needs and capital expenditures. Scheduled debt repayment of $2,200,000 were made during the year as well as the pay-off of the remaining $666,000 owed on the note issued as part of the purchase price of ASCI. An additional $93,000 was used to acquire treasury shares during 2007. During 2006, cash of $2,666,000 was provided by financing activities. As more fully discussed in Note 5, the principal amount of the term loan was increased by $5,000,000 during 2006, primarily to fund the acquisition of the assets of ASCI and to pay for the industrial sand plant. See additional discussion of the term loan under Revolving Credit and Term Loan Agreement, below. Scheduled debt repayments of $2,000,000 were made during the year. In addition, scheduled payments of $334,000 were made against the $1,000,000 Note issued as part of the purchase price of ASCI leaving a balance due of $666,000 at December 30, 2006. During 2005, cash of $581,000 was used in financing activities. The principal amount of the term loan was increased by $5,000,000 during 2005. Approximately $3,629,000 of the proceeds were used to fund the purchase of the Company’s stock under the modified Dutch auction tender offer completed during the second quarter, and to pay related fees and expenses. Under the Company’s ongoing share repurchase program, an additional $348,000 was used to acquire shares during 2005. A total of 115,353 shares were acquired during 2005. Scheduled long-term debt payments of $2,000,000 were made during the year. During 2005, the remaining outstanding options were exercised for 73,400 shares (70,400 shares net of 3,000 shares tendered as payment of option price) which generated proceeds of $396,000 for the Company and resulted in a $608,000 tax benefit (the tax benefit is classified as an operating activity in the Consolidated Statement of Cash Flows).

Revolving Credit and Term Loan Agreement

The Company signed a Revolving Credit and Term Loan Agreement (Credit Agreement) with LaSalle Bank National Association and Fifth Third Bank during September 2003. At December 29, 2007, $12,800,000 was outstanding under the term loan facility. On March 28, 2008, the Company entered into an Amended and Restated Term Loan and Revolving Credit Agreement (the Amended Credit Agreement). This Amended Credit Agreement increased the revolving credit facility from $15,000,000 to $18,000,000 until September 30, 2008. On September 30, 2008, the revolving credit facility is reduced back to $15,000,000. The temporary increase in the revolving credit facility is to provide additional liquidity during the Company’s peak seasonal credit need.

The Amended Credit Agreement provides that, at the Company’s option, the term loan and revolving credit facility will bear interest at prime or a performance-based LIBOR rate. Based on the terms of the Amended Credit Agreement and the Company’s performance for the twelve months ended December 29, 2007, the performance based rate would be LIBOR plus 2.50% for both the term loan and for borrowings under the revolving credit facility. Such rate is subject to adjustment depending upon the Company’s performance. Payment of accrued interest is due and payable quarterly by the Company. Payments of principal under the term loan are payable on a quarterly basis, ending on March 31, 2011. The Amended Credit Agreement extends the Revolving Credit facility until June 30, 2009 and accordingly, the outstanding revolving credit balance at December 29, 2007 was classified as a long-term obligation.

At December 29, 2007, there was $7,900,000 outstanding against the revolving credit facility leaving $2,590,000 available after reserving $4,510,000 for the outstanding stand-by letters of credit. The revolving credit facility is available at the discretion of management. It is primarily used for funding the seasonal sales programs related to the evaporative cooler and furnace product lines. As noted, the line is also used to secure stand-by letters of credit to insurance carriers in support of self-insured amounts under the Company’s risk management program. During the 2007 fiscal year, the highest amount of Company borrowings outstanding under the revolving credit agreement, not including the amount securing stand-by letters of credit, was $9,300,000 and the average amount outstanding was $5,632,000. At December 29, 2007, the Company was not in compliance with the Leverage Ratio as defined in the Credit Agreement. The Company has obtained a waiver of the requirement for the 2007 year-end. The Leverage Ratio requirement has been modified by the Amended Credit Agreement beginning in 2008. The Company expects to be in compliance with the amended agreement throughout 2008. The principal reasons for not meeting the required Leverage Ratio was the high level of capital expenditures and the loss incurred in 2007.

During fiscal 2001, the Company entered into an interest rate swap agreement (Swap Agreement) covering the period December 17, 2001 through December 18, 2006 in order to minimize the adverse impact of the floating interest rate characteristic of some of the Company’s term loan borrowing. The Company’s effective interest rate on the portion of the outstanding term loan covered by the Swap Agreement was 5.88% during 2006. The effect on the 2006 operations was to increase net income by approximately $21,000. There were no swap agreements outstanding during 2007.

The Company believes that its existing cash balance and anticipated cash flow from operations, supplemented by seasonal borrowings available under the revolving line of credit as amended, will be sufficient to cover expected cash needs, including servicing debt and planned capital expenditures for the next twelve months.

Insurance Policies

The Company maintained insurance policies since March 31, 2007 with the following per incident deductibles and policy limits:

	Deductible	Policy Limits
Product and general liability	$250,000	$5,000,000
Workers’ compensation	350,000	Statutory
Auto and truck liability	100,000	2,000,000

Should the aggregated out-of-pocket payments for the three policies exceed $5,580,000 during a policy year, deductibles on future claims are waived and the policies pay all amounts up to the policy limits. Should any, or all policy limits be exceeded, an umbrella policy is maintained which covers the next $25,000,000 of claims.

Obligations and Commitments

The following tables represent our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments as of December 29, 2007.

Payments Due by Period as of December 29, 2007 (amounts in thousands):

Contractual Obligations	Total	Less than 1 year	1 — 3 years	3 — 5 years	More than 5 years
Long-term debt including interest (See Note 5) (a)	$14,673	$3,155	$6,439	$5,079	$—
Revolving credit facility without interest (See Note 5)	7,900	—	7,900	—	—
Operating leases (See Note 9)	7,849	1,796	2,519	1,801	1,733
Minimum royalty agreement (See Note 9)	21,338	418	836	836	19,248
FIN 48 liability	9	9	—	—	—
Total contractual obligations	$51,769	$5,378	$17,694	$7,716	$20,981

(a)         Interest on long-term debt is computed using the interest rate in effect at December 29, 2007. Although there is an outstanding balance at year-end under our revolving credit facility, no interest amounts have been included related to the revolving credit facility because future paybacks and/or borrowings under this facility are unknown at this time.

(b)         The  Company has included $9,000 of uncertain tax liabilities under FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” that are classified as current liabilities on the consolidated balance sheet. Excluded from the table are $134,000 of uncertain tax liabilities, as the Company is unable to reasonably estimate the ultimate amount or timing of settlement.

Amounts of Commitment Expiration per Period as of December 29, 2007 (amounts in thousands):

Other Commercial Commitments	Total	Less than 1 year	1 — 3 years	3 — 5 years	More than 5 years
Standby letters of credit	$4,510	$4,510	$—	$—	$—

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that would be likely to have a material current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

RESULTS OF OPERATIONS

This section discusses consolidated results. The following sections discuss the results of the reporting segments and contain more detail. Consolidated sales were $168,429,000 in 2007, $158,767,000 in 2006 and $138,999,000 in 2005. The increase in 2007 was primarily realized by the Heating and Cooling segment ($6,216,000) and the Door segment ($4,924,000). Increased fan coil sales were the principal reason for the higher sales in the Heating and Cooling segment while a continued strong demand and the timing of shipments accounted for the Door segment sales increase. The increase in 2006 over 2005 was realized by all four segments as virtually all products ended the year with higher volumes than achieved in 2005. The primary driver of the sales increase was the Concrete, Aggregates and Construction Supplies segment as a result of both volume and price increases.

Cost of sales (exclusive of depreciation, depletion and amortization) increased as a percentage of sales from 82.1% to 84.8%. The increase in cost of sales was experienced by all segments except the Door segment. Increased material, healthcare and factory overhead costs drove margins lower in the Heating and Cooling and Evaporative Cooling segments. Higher cement and delivery costs lead to the decreased margins in the Concrete, Aggregates and Construction Supplies segment despite the recovery of $725,000 in 2007 from the insurance claim for flood damages in 2006. Increased competitive pricing resulting from reduced construction activity along the Front Range in Colorado prevented price increases from fully recapturing the increased costs. The improvement in the Door segment was largely due to the increase in sales. Cost of sales (exclusive of depreciation, depletion and amortization) remained relatively constant at 82.1% for both 2006 and 2005. The effect of flooding at two of our aggregates operations in July and August of 2006 reduced the effect of price increases and operating efficiencies in the Concrete, Aggregates and Construction Supplies segment. Door margins declined due to lower margins in the newly acquired electronic access business. Price competition and some dramatic material cost increases narrowed the margins of the Heating and Cooling segment while the Evaporative Cooling segment improved margins primarily due to a shift in product mix to larger industrial units.

Depreciation, depletion and amortization increased in 2007 compared to 2006 due to the high level of capital expenditures. Depreciation, depletion and amortization increased from 2005 to 2006 due to increased capital expenditures during 2006 and amortization of intangible assets associated with the ASCI and CSSL acquisitions.

Selling and administrative costs increased but remained relatively constant as a percentage of sales at 12.4%. The increased costs were partially related to the increase in sales of the Heating and Cooling segment and the Door segment. However, increases in employee healthcare, compliance costs associated with SOX, insurance and legal expenses associated with product liability claims were the primary causes for the increase in selling and administrative costs. During 2006, selling and administrative costs increased both in dollars and as a percentage of sales, although the latter only modestly from 12.3% in 2005 to 12.4% in 2006. Much of the increase was due to the increased sales volume. Selling and administrative costs at the corporate office were relatively constant between 2007 and 2006.

Operating results declined from a profit of $3,849,000 to a loss of $554,000. The dramatic decline was the result of the deterioration of margins in all but the Door segment combined with the lower volume in the Concrete business. Administrative costs for 2006 declined from the 2005 level largely due to lower incentive based compensation.

The gain on the disposition of property and equipment declined during 2007 compared to 2006 as there were few sales during the year. During 2006, gains were realized on numerous dispositions of equipment that were replaced during the year. The 2005 gains were unusually high as they included $721,000 on the sales of property in Colorado. Operating income declined from $4,052,000 in 2005 to $3,849,000 in 2006 despite the increase in sales largely due to the margin decline and increased selling and administrative costs in the Heating and Cooling segment. The expenses related to the flooding at two of our aggregate operations, as well as the decrease in gains on the sale of property and equipment, also reduced operating income in 2006.

Other income for 2007 included a $230,000 gain on the sale of stock received from the demutualization of one of our insurance carriers.

Net interest expense increased over the prior year in both 2007 and 2006 due to increased borrowings as well as higher average interest rates during both years.

The Company’s effective income tax rates reflect federal and state statutory rates adjusted for non-deductible and other tax items. The effective tax rate for 2007 was a benefit of 61.6%. The primary increases to the benefit from the statutory rate of 34% was the 19.4% benefit realized from percentage depletion and the 16.3% benefit for future state tax credits resulting from operations within an Enterprise Zone in California. The effective rate for 2006 (35.3%) was increased by 6.1% for adjustments made to state taxes and reduced by 5.4% for the benefit realized from percentage depletion. The effective rate for 2005 (22.5%) was reduced by 8.1% for adjustments made to the accrual for tax contingencies as a result of the closure of tax years subject to audits by taxing authorities. The 2005 effective rate was also reduced by 2.4% for percentage depletion. The Company reviews its tax positions on a quarterly basis and accrues amounts for potential tax contingencies. Based on these reviews and the closure of tax years subject to tax audit, reserves are adjusted as necessary. Reserves for these tax matters are included in income taxes payable on the consolidated balance sheets. See Note 11.

As discussed above, the Company operates primarily in two industry groups both of which are somewhat seasonal, weather sensitive and subject to cyclical factors. The following addresses various aspects of operating performance focusing on the reportable segments within each of the two industry groups.

Construction Products Industry Group

As discussed in Note 13, as a result of certain organizational changes, we have reevaluated our segments reporting under Financial Accounting Standards Board (FASB) Statement 131, “Disclosure about Segments of an Enterprise and Related Information.” The Door Division of TMC, previously reported within the Concrete, Aggregates and Construction Supplies Segment is now reported within the Door Segment. Accordingly, the 2006 information presented in the table below has been restated to conform to the current year’s segment composition. The table below presents a summary of operating information for the two reportable segments within the Construction Products industry group for the fiscal years 2007, 2006 and 2005 (amounts in thousands).

	Concrete, Aggregates and Construction Supplies	Door
2007
Revenues from external customers	$90,438	$19,024
Segment operating income	2,980	2,245
Operating income as a percent of sales	3.3%	11.80%
Segment assets	$53,002	$7,398
Return on assets	5.6%	30.3%

2006 as restated
Revenues from external customers	$92,214	$14,100
Segment operating income	4,888	1,492
Operating income as a percent of sales	5.3%	10.6%
Segment assets	$54,470	$4,750
Return on assets	9.0%	31.4%

2005 as restated
Revenues from external customers	$78,356	$13,015
Segment operating income	3,159	1,423
Operating income as a percent of sales	4.0%	10.9%
Segment assets	$46,182	$3,912
Return on assets	6.8%	36.4%

Concrete, Aggregates and Construction Supplies Segment

Sales in the Concrete, Aggregates and Construction Supplies segment declined $1,776,000 to $90,438,000 despite increased sales prices. The decline was attributable to a 6.9% decline in concrete volume as construction along the Front Range of Colorado has slowed significantly over the past year. Delivery costs increased due to higher prices for diesel fuel and a higher level of repairs and maintenance expenditures. As the communities serviced expand, traffic increases and more of our sales occur further from our batch plant sites. In the Pueblo market, a significant portion of the increased delivery costs can be attributable to the quick turn around times we enjoyed servicing two very large jobs in 2006. Pricing became more competitive in all Colorado markets as demand fell which prevented our price increases from fully recovering the increased costs. The Aggregates division reported improved sales during 2007 although profits were aided by the $725,000 insurance recovery related to the 2006 flood damage claims. The Construction Supplies division reported declines in sales directly related to the lower construction activity during 2007.

Sales in the Concrete, Aggregates and Construction Supplies segment improved to $92,214,000 in 2006, an increase of $13,858,000, or 17.7% over the 2005 amount of $78,356,000. The improvement was primarily due to three large commercial jobs in the Pueblo area, the relatively strong construction market during the first half of 2006 coupled with favorable weather conditions during the first quarter of the year as compared to the 2005 quarter and concrete price increases. Although the housing market slowed midyear, continued work on the three large industrial jobs allowed us to increase sales volume for 2006 despite volume declines in Denver and Colorado Springs for the year. The purchase of ASCI on June 30, 2006 also helped offset some of the effect of the slowing market in Colorado Springs. Concrete pricing improved during 2006 although the increases were largely instituted to offset increased cement and fuel cost. Aggregates sales improved in combination with the concrete volume. Sales of the supplies division declined in a slower, more price competitive market.

Operating income is highly sensitive to sales volume in the Concrete, Aggregates and Construction Supplies segment. This segment has also historically required a sizable investment in capital assets resulting in a significant portion of its costs being relatively fixed in nature. Operating income as a percent of sales, therefore, generally increases and decreases at a higher rate but in tandem with sales changes.

Operating income for 2007 was $2,980,000 as compared to the 2006 operating profit of $4,888,000. Cost of sales as a percentage of sales increased from 83.9% in 2006 to 85.7% in 2007 despite the insurance recovery of $725,000 from the 2006 flood damage claims. As noted above, due to the increased competitive pricing caused by the decline in construction activity, sales prices were not able to be fully passed on to customers to offset the higher costs. In addition, depreciation expense rose approximately $200,000 in 2007 compared to 2006 due to the high capital spending in recent years and the amortization of intangibles related to the ASCI acquisition. The segment also sold numerous assets during 2006 which resulted in gains of $195,000 compared to the small loss of $9,000 incurred during 2007.

Operating income for 2006 was $4,888,000 compared to the 2005 results of $3,159,000. Cost of sales as a percentage of sales declined during 2006 compared to 2005. The improvement was the result of some price increases and delivery efficiencies on the large industrial jobs, lower workers’ compensation claims, and the relatively fixed nature of some costs that did not increase proportionately with sales. Selling and administrative costs increased but declined as a percentage of sales due to the fixed nature of some of the costs. Partially offsetting these improvements were the $726,000 decrease in the 2006 gain on dispositions of property and equipment from the 2005 level in this segment and the effect of flooding at our two Arkansas River operations in July and a second flood at our Pueblo East pit in August. Both were the result of heavy rains in the area. All expenses incurred to repair the damage and resume production have been recognized in 2006 cost of sales. Both quarries were back in operation during 2006 although some measures to mitigate future flood losses were not completed until 2007. Management estimates that the effect of the flooding added over $1,000,000 in expenses at the two aggregate operations in 2006. The Company filed insurance claims and settled those claims for $725,000 during 2007. No recovery had been anticipated or recorded in the 2006 results of operations.

As expected the reduced profit level of 2007 resulted in lower operating income as a percent of sales and lower return on assets from the 2006 level. The return on assets for 2006 increased as a result of the higher sales and improved profit margins partially offset by the investment related to the ASCI acquisition and a higher level of receivables.

Door Segment

Sales in the Door segment increased $5,352,000 or 38% during 2007 over the 2006 level as demand remained strong and sales of electronic access systems increased. Sales are also affected by the timing of shipments as contractors may accelerate or delay shipments depending on the progress of their projects. Backlog was reduced over the course of 2007 but remains at a strong level. Sales in the Door segment for 2006 increased $1,085,000 or 8.3% over 2005 primarily due to the acquisition of CSSL at the beginning of the year.

Operating income was $2,245,000 during 2007 compared to $1,492,000 during 2006 due principally to the increase in sales volume. Operating income increased $69,000 during 2006 over the $1,423,000 level achieved during 2005 due to the increased sales volume. Margins were slightly narrower due to expenses associated with the assimilation of the CSSL acquisition.

Operating income as a percentage of sales for 2007 improved as the electronic access products were assimilated into more projects and the Company was able to lever their electronics capability to increase sales and pricing. Operating income as a percentage of sales for 2006 declined slightly from the 2005 level due to the narrower margins in the newly acquired CSSL electronic access business.

The return on assets during 2007 declined slightly from the 2006 level primarily due to the acquisition of the Colorado Springs facility during 2007 which increased the asset base of the segment. The return on assets for 2006  declined from the 2005 level partly due to the narrower margins noted above but also because of an increase in the segment assets during 2006 chiefly due to higher receivables and inventories at year-end.

HVAC Industry Group

The table below presents a summary of operating information for the two reportable segments within the HVAC industry group for the fiscal years 2007, 2006 and 2005 (amounts in thousands).

	Heating and Cooling	Evaporative Cooling
2007
Revenues from external customers	$36,146	$22,460
Segment operating (loss)	(1,858)	(906)
Operating loss as a percent of sales	(5.1)%	(4.0)%
Segment assets	$22,810	$13,101
Return on assets	(8.1)%	(6.9)%

2006
Revenues from external customers	$29,930	$22,167
Segment operating income	161	267
Operating income as a percent of sales	.5%	1.2%
Segment assets	$18,303	$12,651
Return on assets	.9%	2.1%

2005
Revenues from external customers	$26,736	$20,545
Segment operating income	2,777	(177)
Operating income as a percent of sales	10.4%	(.9)%
Segment assets	$16,986	$12,544
Return on assets	16.3%	(1.4)%

Heating and Cooling Segment

Sales in the Heating and Cooling segment improved to $36,146,000, an increase of $6,216,000 or 20.8% from the $29,930,000 in 2006. Furnace volume increased a modest 1.2% while the fan coil line added over $6,000,000 in sales during 2007. Profit margins, however, were lower compared to 2006. The reduced margins were due to significantly higher plant overhead costs, higher than expected material costs and more generous sales incentive plans offered to key furnace customers. Factory overhead expenses were significantly higher in part due to an increase in employee healthcare costs and workers’ compensation claims. Factory indirect payroll costs were higher due to additional personnel hired to accommodate the increased fan coil volume. Expenses associated with a business systems conversion and the implementation of a product configurator program for the fan coil line reduced the 2007 operating results. Selling expenses increased by almost 3% of sales due to volume incentives and other marketing expenses related to programs offered to major furnace customers.

Sales in the Heating and Cooling segment in 2006 increased to $29,930,000, an increase of $3,194,000 or 11.9%, from the 2005 amount of $26,736,000. Sales of both furnaces and fan coils rose during the year. Furnace volume increased due to the recapture of all of the business of a large national home center account. The fan coil sales increase is attributable to the Company’s restructuring of its sales representative network and the addition of internal sales and support staff.

Operating results fell to a loss of $1,858,000 from the $161,000 profit reported for 2006. As noted above, the addition of personnel in anticipation of continued growth in fan coil sales, increased factory costs and pricing pressures primarily in the form of enhanced sales incentive programs all combined to diminish profit margins. Higher insurance premiums and legal costs associated with product liability claims contributed to the loss in 2007. The Company also continued to be affected by raw material price increases. Fan coil pricing is generally determined and fixed at the time the contract is awarded. The period of time from the awarding of a contract to the production and delivery of the product can vary. Commodity price increases during the intervening period will significantly impact the margins realized.

Operating income declined from $2,777,000 for 2005 to $161,000 during 2006. The decline was the result of numerous factors, all reducing income. Pricing decisions made to retain and expand our furnace business with a national home center account reduced our selling price and the related margin. A substantial price increase in copper prices coupled with increases in aluminum and steel narrowed margins for both product lines. Furnace prices are established at the beginning of the season. As noted above, fan coil pricing is generally determined and fixed at the time the contract is awarded. The period of time from the awarding of a contract to the production and delivery of the product can vary. During this intervening period in 2006, we experienced significant increases in copper prices. The addition of sales, engineering and support staff and the opening of a sales and service center in Oklahoma City made to increase fan coil sales increased selling and administrative expenses. Expenditures for computer system upgrades and product configuration software and the cost of general business consultants engaged to review all aspects of the business and organization also increased selling and administrative costs.

Operating results as a percent of sales and the return on assets were both negative for the year due to the loss reported for 2007. Operating income as a percent of sales and the return on assets were both much lower in 2006 compared to 2005 due to the lower operating income.

Evaporative Cooling Segment

Sales in the Evaporative Cooling segment increased slightly to $22,460,000, up $293,000 or 1.3% over the 2006 amount of $22,167,000. The increase was due to modest sales price gains as unit sales were essentially equal to the 2006 level. Sales of a custom manufactured electrical distribution box declined partially offsetting the price gains on coolers. Contribution margins declined substantially due to higher material costs as well as higher employee benefit expenses. Workers’ compensation claims, self-insured healthcare claims and maintenance costs were all higher in 2007. Sales during 2006 in the Evaporative Cooling segment improved to $22,167,000, an increase of $1,622,000 or 7.9%, over the 2005 amount of $20,545,000. Unit volume increased due to an increase in industrial cooling units in the latter part of 2006.

Operating results slipped from a profit of $267,000 in 2006 to a loss of $906,000 in 2007. As noted above, the increased costs combined with aggressive competition that limited sales price increases, were the causes for the decline. Operating results for 2006 improved from a loss of $177,000 in 2005 to a profit of $267,000 in 2006. The overall increased sales volume combined with a shift to the larger industrial units resulted in improved margins. Reduced workers’ compensation claims also aided the results.

Operating results as a percent of sales and the return on assets were both negative for 2007 due to the loss noted above. Operating results as a percent of sales and the return on assets were both improved in 2006 compared to 2005 as a result of the modest amount of operating income in 2006 compared to the loss incurred during 2005.

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

The Company records a reserve for future reclamation work to be performed at its various aggregate operations based upon an estimate of the total expense that will be incurred to reclaim the disturbed areas. Actual reclamation costs are charged against the reserve. The adequacy of the recorded reserve is assessed annually. The assessment may be done more frequently if events or circumstances arise that may indicate a change in estimated costs, recoverable material or the period of mining activity. The Company periodically engages an independent professional to assist in reevaluating the estimates of both the quantities of recoverable material and the cost of reclamation. This analysis requires the independent professional and us to make significant assumptions and estimates about the mining plans, homogeneity of the deposits, third party costs to perform work, method of reclamation to be used, etc. Management believes that the assumptions and estimates used to determine the reserve are reasonable; however, changes in the aforementioned assumptions and estimates, as well as the effects of unknown future events or circumstances, including legislative requirements, could materially affect estimated costs, the quantities of recoverable material or the period of mining. Depletion of rock and sand deposits and amortization of deferred development costs are computed by the units-of-production method based upon estimated recoverable quantities of rock and sand.

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

Recently Issued Accounting Standards

In “Recently Issued Accounting Pronouncement” section of Note 1 to the Consolidated Financial Statements discusses new accounting policies adopted by the Company since 2006 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards has an affect on financial condition, results of operations or liquidity, the impacts are discussed in the applicable notes to the consolidated financial statements.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks related to commodity prices and interest rates. To manage interest rate risk, the Company has, from time to time, entered into interest rate swaps as cash flow hedges. These swaps are authorized by the Company’s policies and procedures. The Company does not use swaps or hedging instruments for trading purposes, and is not a party to any transaction involving leveraged derivatives. The Company entered into an interest rate swap agreement (Swap Agreement) covering the period December 17, 2001 through December 18, 2006 in order to minimize the adverse impact of the floating interest rate characteristic of some of the Company’s term loan borrowings. The Company’s effective interest rate on the portion of the term loan covered by the Swap Agreement was 5.88% during 2006. Cash payments or receipts associated with this agreement are reflected in interest expense. The fixed rate under the Swap Agreement was less than the floating rate on the term loan during 2006 but exceeded the floating rate during 2005. The effect on operations was to increase net income by $21,000 for 2006 while reducing net income by $31,000 for 2005. During the swap period, the fair value of the Swap Agreement was recorded on the balance sheet with subsequent changes recorded as a separate component of accumulated other comprehensive income in shareholders’ equity. See paragraph below and above discussion under Financial Condition, Liquidity and Capital Resources. See Note 3.

Interest Rates

The Company utilizes revolving credit and term-loan facilities that bear interest at either prime or an adjusted LIBOR rate. The amount outstanding under these facilities aggregated $20,700,000 at December 29, 2007. The Company is not currently a party to any financial debt instruments that contain fixed interest charges. The Company is not a party to any capital lease agreements as of December 29, 2007. See Note 3.

Commodities

The Company purchases commodities, such as steel, copper, aluminum, cement, fuel and cardboard for packaging, at market prices and did not use financial instruments to hedge commodity prices during 2007. Subsequent to year-end, the Company entered into fixed swap for 320,000 pounds of copper at a price of $3.22 per pound. The copper hedge contract expires in 40,000 pound increments from February 2008 to November 2008.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PAGE

Financial Statements and Schedule of Continental Materials Corporation and report thereon:

Consolidated statements of operations and comprehensive (loss) income for fiscal years 2007, 2006 and 2005	22

Consolidated statements of cash flows for fiscal years 2007, 2006 and 2005	23

Consolidated balance sheets as of December 29, 2007 and December 30, 2006	24

Consolidated statements of shareholders’ equity for fiscal years 2007, 2006 and 2005	25

Notes to consolidated financial statements	26-36

Report of Independent Registered Public Accounting Firm	36

Continental Materials Corporation

Consolidated Statements of Operations and Comprehensive (Loss) Income

For Fiscal Years 2007, 2006 and 2005

(Amounts in thousands, except per share data)

	2007	2006	2005

Sales	$168,429	$158,767	$138,999
Costs and expenses
Cost of sales (exclusive of depreciation, depletion and amortization)	142,838	130,410	114,065
Depreciation, depletion and amortization	5,284	5,009	4,729
Selling and administrative	20,888	19,711	17,095
Gain on disposition of property and equipment	27	212	942
Operating (loss) income	(554)	3,849	4,052
Interest expense	(1,254)	(808)	(565)
Other income, net	340	116	71
(Loss) income before income taxes	(1,468)	3,157	3,558
Income tax (benefit) provision	(905)	1,115	800
Net (loss) income	$(563)	$2,042	$2,758

Basic (loss) earnings per share	$(.35)	$1.27	$1.72
Weighted average shares outstanding	1,603	1,605	1,602
Diluted (loss) earnings per share	$(.35)	$1.27	$1.69
Weighted average shares outstanding	1,603	1,605	1,632

Comprehensive (loss) income:
Net (loss) income	$(563)	$2,042	$2,758
Comprehensive (loss) income from interest rate swap, net of tax of $(3) and $44 for 2006 and 2005, respectively	—	(6)	73
Total comprehensive (loss) income	$(563)	$2,036	$2,831

The accompanying notes are an integral part of the financial statements.

Continental Materials Corporation

Consolidated Statements of Cash Flows For Fiscal Years 2007, 2006 and 2005

(Amounts in thousands)

	2007	2006	2005
Operating activities
Net (loss) income	$(563)	$2,042	$2,758
Adjustments to reconcile net income to net cash provided by operating activities Depreciation, depletion and amortization	5,284	5,009	4,729
Deferred income tax provision	(261)	213	(179)
Provision for doubtful accounts	(3)	341	94
Gain on disposition of property and equipment	(27)	(212)	(942)
Tax benefit from exercise of stock options	—	—	608
Receivables	1,471	(6,783)	671
Inventories	(2,392)	718	(846)
Prepaid expenses	(362)	(392)	(287)
Prepaid royalties	86	115	(115)
Accounts payable and accrued expenses	852	1,312	1,509
Income taxes	(1,189)	236	(425)
Other	208	(666)	166
Net cash provided by operating activities	3,104	1,933	7,741

Investing activities
Cash paid for acquisitions of assets of certain businesses	—	(2,452)	—
Capital expenditures	(7,682)	(6,553)	(3,776)
Cash proceeds from sale of property and equipment	193	347	617
Net cash used in investing activities	(7,489)	(8,658)	(3,159)

Financing activities
Long-term borrowings	—	5,000	5,000
Repayment of long-term debt	(2,200)	(2,000)	(2,000)
Repayment of note issued for acquisition	(666)	(334)	—
Borrowings on revolving credit line	7,900	—	—
Proceeds from exercise of stock options	—	—	396
Payments to acquire treasury stock	(93)	—	(3,977)
Net cash provided by (used in) financing activities	4,941	2,666	(581)
Net (decrease) increase in cash and cash equivalents	556	(4,059)	4,001

Cash and cash equivalents
Beginning of year	2,770	6,829	2,828
End of year	$3,326	$2,770	$6,829

Supplemental disclosures of cash flow items
Cash paid during the year
Interest	$1,402	$1,041	$806
Income taxes	568	665	795
Supplemental disclosures of noncash investing and financing activities
Note issued as partial consideration for aquisition	$—	$1,000	$—
Note received as consideration for sale of property	—	—	788
Value of shares tendered as payment related to exercise of stock options	—	—	93

The accompanying notes are an integral part of the financial statements.

Continental Materials Corporation

Consolidated Balance Sheets As of December 29, 2007 and December 30, 2006

(Amounts in thousands except share data)

	December 29, 2007	December 30, 2006
ASSETS
Current assets
Cash and cash equivalents	$3,326	$2,770
Receivables less allowance of $530 and $619	22,652	24,120
Receivable for insured losses	1,548	1,584
Inventories	19,227	16,835
Prepaid expenses	2,309	1,947
Refundable income taxes	629	—
Deferred income taxes	2,570	2,344
Total current assets	52,261	49,600

Property, plant and equipment
Land and improvements	2,365	2,348
Buildings and improvements	22,572	19,678
Machinery and equipment	81,148	77,477
Mining properties	5,553	5,553
Less accumulated depreciation and depletion	(76,721)	(72,691)
	34,917	32,365

Other assets
Goodwill	7,829	7,829
Amortizable intangible assets	1,198	1,517
Prepaid royalties	1,054	1,140
Long-term note receivable	752	752
Other	499	502
	$98,510	$93,705

LIABILITIES
Current liabilities
Current portion of long-term debt	2,400	2,866
Accounts payable	7,558	5,281
Income taxes	19	579
Accrued expenses
Compensation	2,586	3,640
Reserve for self-insured losses	4,067	3,981
Liability for unpaid claims covered by insurance	1,548	1,584
Profit sharing	869	1,586
Reclamation	340	463
Other	2,492	2,109
Total current liabilities	21,879	22,089

Revolving bank loan payable	7,900	—
Long-term debt	10,400	12,800
Deferred income taxes	3,848	3,883
Accrued reclamation	780	777
Other long-term liabilities	1,016	813
Commitments and contingencies (Notes 6)

SHAREHOLDERS’ EQUITY
Common shares, $.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,830	1,830
Retained earnings	66,810	67,373
Treasury shares, at cost	(16,596)	(16,503)
	52,687	53,343
	$98,510	$93,705

The accompanying notes are an integral part of the financial statements.

Continental Materials Corporation

Consolidated Statements of Shareholders’ Equity

For Fiscal Years 2007, 2006 and 2005

(Amounts in thousands except share data)

	Common shares	Common shares amount	Capital in excess of par	Retained earnings	Accum. other comprehensive income (loss)	Treasury shares	Treasury shares cost
Balance at January 1, 2005	2,574,264	$643	$1,982	$62,573	$(67)	923,850	$13,683
Purchase of treasury shares	—	—	—	—	—	115,353	3,977
Common shares issued under the Stock Option Plan (from Treasury)	—	—	(760)	—	—	(70,400)	(1,157)
Tax benefit from exercise of options	—	—	608	—	—	—	—
Net income	—	—	—	2,758	—	—	—
Comprehensive income from interest rate swap, net of tax of $44	—	—	—	—	73	—	—
Balance at December 31, 2005	2,574,264	643	1,830	65,331	6	968,803	16,503
Net income	—	—	—	2,042	—	—	—
Comprehensive income from interest rate swap, net of tax of $3	—	—	—	—	(6)	—	—
Balance at December 30, 2006	2,574,264	643	1,830	67,373	—	968,803	16,503
Net (loss)	—	—	—	(563)	—	—	—
Purchase of treasury shares	—	—	—	—	—	3,367	93
Balance at December 29, 2007	2,574,264	$643	$1,830	$66,810	$—	972,170	$16,596

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued Statement No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”. The new statement requires expanded disclosure about an entity’s derivative instruments and hedging activities. It is effective for fiscal years beginning after November 15, 2008, including interim periods within those fiscal years, with early application encouraged. The disclosures are required only for those derivative instruments and related hedged items accounted for under Statement 133 and its related interpretations (including nonderivative instruments that are designated and qualify as hedging instruments). We have not completed our evaluation of the impact, if any, of the adoption of FSAS No. 161.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have not completed our evaluation of the impact, if any, of the adoption of FSAS No. 157.

In February 2007, the FASB issued a related statement, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items such as investments, debt and derivative instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not yet completed our evaluation of the impact, if any, of the adoption of SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations—a replacement of FASB No. 141. SFAS No. 141(R) requires (a) a company to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value as of the acquisition date; and (b) an acquirer in pre-acquisition periods to expense all acquisition-related costs. SFAS No. 141(R) also requires that any adjustments to an acquired entity’s deferred tax asset, valuation allowance, cash contingency, or deferred tax liability balance that occur after the measurement period be recorded as a component of income tax expense. This accounting treatment is required for business combinations consummated before the effective date of SFAS No. 141(R) (non-prospective), otherwise SFAS No. 141(R) must be applied prospectively. The presentation and disclosure requirements must be applied retrospectively to provide comparability in the financial statements. Early adoption is prohibited. SFAS No. 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will be required to comply with the provisions of this statement for any business combinations subsequent to December 15, 2008.

In September 2006, the FASB issued FASB Staff Position (FSP) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, which prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities. FSP AUG AIR-1 was effective for the Company beginning October 1, 2007 and, as the Company did not use the prohibited method, there was no material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2006, the FASB issued Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 effective for the first quarter of the 2007 fiscal year. The adoption of FIN 48 did not have a material affect on the Company’s financial statements.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 29, 2007 and December 30, 2006 and the reported amounts of revenues and expenses during each of the three years in the period ended December 29, 2007. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts for cash and equivalents and short-term debt approximate fair value. The fair value of long-term debt is estimated based on current borrowing rates for similar issues, which is not materially different from the recorded value.

INVENTORIES

Inventories are valued at the lower of cost or market and are reviewed periodically for excess or obsolete stock with a provision recorded, where appropriate. Cost for inventory in the HVAC industry group (see Note 13) is determined using the last-in, first-out (LIFO) method. These inventories represent approximately 76% of total inventories at December 29, 2007 (74% at December 30, 2006). The cost of all other inventory is determined by the first-in, first-out (FIFO) or average cost methods.

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

OTHER ASSETS

Goodwill, of which $6,829,000 relates to the Concrete, Aggregates and Construction Supplies segment and $1,000,000 relates to the Door segment, is not amortized but rather assessed for impairment as of the end of each fiscal year. To the extent that events occur, either involving the relevant Company subsidiaries or in their industries, the Company revisits its assessment of the recorded goodwill to determine if impairment has occurred and should be immediately recognized. No impairment was recognized for any of the periods presented.

Amortizable intangible assets consist of non-compete agreements, a restrictive land covenant and customer relationships valued in conjunction with various acquisitions. These amounts are being amortized on a straight line basis over the respective lives of the agreements which range from four to ten years except for the customer relationships amount which is being amortized over its estimated life of ten years using the sum-of-the-years digits method.

The Company is party to various aggregates leases related to operations of the Concrete, Aggregates and Construction Supplies segment which require royalty payments based upon tons mined. These leases call for minimum annual royalty payments. Prepaid royalties relate to payments made for tons not yet mined.

RETIREMENT PLANS

The Company and certain subsidiaries have various contributory profit sharing retirement plans for specific employees. The plans allow qualified employees to make tax deferred contributions pursuant to Internal Revenue Code Section 401(k). The Company matches employee contributions up to 3%. In addition, the Company makes annual contributions, at its discretion, based primarily on profitability. Costs under the plans are charged to operations as incurred.

RESERVE FOR SELF-INSURED AND INSURED LOSSES

The Company’s risk management program provides for certain levels of loss retention for workers’ compensation, automobile liability and general and product liability claims. The components of the reserve for self-insured losses have been recorded in accordance with the requirements of SFAS No. 5, “Accounting for Contingencies,” and represent management’s best estimate of the future liability related to these claims up to the associated deductible.

FIN 39, “Offsetting of Amounts Related to Certain Contracts,” requires an entity to accrue the gross amount of a loss even if the entity has purchased insurance to cover the loss. Therefore the Company has recorded losses for workers’ compensation, automobile liability and general and product liability claims in excess of the deductible amounts, i.e., amounts covered by insurance contracts, in “Liability for unpaid claims covered by insurance” with a corresponding “Receivable for insured losses” on the balance sheet. The components of the liability have been recorded in accordance with the requirements of SFAS No. 5, “Accounting for Contingencies,” and represent both unpaid settlements and management’s best estimate of the future liability related to open claims. Management has evaluated the credit worthiness of our insurance carriers and determined that recovery of the recorded losses is probable and, therefore, the receivable from insurance has been recorded for the full amount of the insured losses.

RECLAMATION

In connection with permits to mine properties in Colorado, the Company is obligated to reclaim the mined areas whether the property is owned or leased. The Company records a reserve for future reclamation work to be performed at its various aggregate operations based upon an estimate of the total expense that will be incurred to reclaim the disturbed areas. Reclamation expense is provided during the interim periods using the units-of-production method. The adequacy of the recorded reserve is assessed quarterly. At each fiscal year-end, a more formal and complete analysis is performed and the expense and reserve is adjusted to reflect the estimated cost to reclaim the then disturbed and unreclaimed areas. The assessment of the reclamation liability may be done more frequently if events or circumstances arise that may indicate a change in estimated costs, recoverable material or period of mining activity. As part of the year-end analysis, the Company engages an independent specialist to assist in reevaluating the estimates of both the quantities of recoverable material and the cost of reclamation. Most of the reclamation on any mining property is generally performed soon after each section of the deposit is mined. The Company’s reserve for reclamation activities was $1,120,150 at December 29, 2007 and $1,240,000 at December 30, 2006. The Company classifies a portion of the reserve as a current liability, $340,000 at December 29, 2007 and $443,000 at December 30, 2006, based upon a rolling three year average of actual reclamation expense.

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

The Company is responsible for warranty related to the manufacture of its HVAC products. The Company does not perform installation services except for installation of electronic access systems in the Door segment, nor are maintenance or service contracts offered. Changes in the aggregated product warranty liability for the fiscal years 2007 and 2006 were as follows (amounts in thousands):

	2007	2006
Beginning balance	$106	$106
Warranty related expenditures	(349)	(349)
Warranty expense accrued	343	349
Ending balance	$100	$106

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

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. In many instances in the Concrete, Aggregates and Construction Materials segment, the Company retains lien rights on the properties served until the receivable is collected. The Company maintains reserves for potential credit losses based upon the aging of accounts receivable and historical experience and such losses have been within management’s expectations. See Note 13 for a description of the Company’s customer base.

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

FISCAL YEAR END

The Company’s fiscal year end is the Saturday nearest December 31. Fiscal 2007, 2006 and 2005 all consist of 52 weeks.

2. BUSINESS ACQUISITIONS

On January 1, 2006 the Company purchased the assets of CSSL, a company in Colorado Springs offering electronic access and locking capabilities, for $352,000. The assets were acquired by MDHI in the Door segment. The purchase price allocation included $100,000 for a non-compete agreement and $100,000 of goodwill, all of which is amortizable over 15 years for income tax purposes. The non-compete agreement is being amortized over its four-year term.

On June 30, 2006 the Company purchased certain assets of ASCI, a concrete producer in Colorado Springs, for $2,100,000 of cash and a $1,000,000 Note. The assets were acquired by TMC in the Concrete, Aggregates and Construction Supplies segment. The final purchase price allocation included $1,735,000 of plant and equipment, $290,000 for a non-compete agreement, $350,000 for a restriction of land use covenant, $370,000 for existing customer relations and $355,000 of goodwill, all of which is amortizable over 15 years for income tax purposes. The non-compete agreement is being amortized over its five year term while the restriction of land use covenant and the customer relations are being amortized over its term and estimated life, respectively, of ten years each. The weighted average amortization period for the intangibles associated with the ASCI acquisition is approximately 8.6 years.

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

3. INVENTORIES

Inventories consisted of the following (amounts in thousands):

	December 29, 2007	December 30, 2006
Finished goods	$7,940	$7,104
Work in process	1,372	1,502
Raw materials and supplies	9,915	8,229
	$19,227	$16,835

If inventories valued on the LIFO basis were valued at current costs, inventories would be higher by $4,872,000 and $4,489,000 at December 29, 2007 and December 30, 2006 respectively.

Reductions in inventory quantities during 2007 at two locations and 2006 at one location resulted in liquidation of LIFO inventory layers carried at costs lower than the costs of current purchases. The effect was not material in either year.

4. GOODWILL AND AMORTIZABLE INTANGIBLE ASSETS

Goodwill, of which $6,829,000 relates to the Concrete, Aggregates and Construction Supplies segment and $1,000,000 relates to the Door segment, is not amortized but rather assessed for impairment as of the end of each fiscal year. To the extent that events occur during the year, either involving the relevant Company subsidiaries or in their industries, the Company revisits its assessment of the recorded goodwill to determine if impairment has occurred and should be immediately recognized. No impairment was recognized in any of the periods presented.

There were no changes in recorded goodwill for the year ended December 29, 2007.

Identifiable intangible assets consist of the following (amounts in thousands):

	December 29, 2007		December 30, 2006
	Gross		Gross
	carrying	Accumulated	carrying	Accumulated
	amount	amortization	amount	amortization
Amortized intangible assets:
Non-compete agreements	$2,390	$1,763	$2,390	$1,542
Restrictive land covenant	350	51	350	17
Customer relationships	370	98	370	34
	$3,110	$1,912	$3,110	$1,593

The above intangible assets include non-compete agreements that were signed at the time the Company acquired the Pueblo operations (October 21, 1996), all of the stock of RMRM (December 31, 2000), all of the stock of MDHI (April 1, 2002), the assets of CSSL (January 1, 2006) and the assets of ASCI (June 30, 2006). Amortization of these amounts is computed on a straight-line basis over the agreement periods which range from four to ten years. Also included are a restrictive land covenant and customer relationships value related to the ASCI acquisition. Amortization of the restrictive land covenant is computed on the straight-line basis over the agreement period of ten years. Amortization of the customer relations value is computed on the sum-of-the-years digits method over its estimated life of ten years. Amortization expense for these intangible assets was $320,000, $321,000 and $225,000 for 2007, 2006 and 2005, respectively. The estimated amortization expense for the five subsequent fiscal years is as follows: 2008 — $300,000; 2009 — $293,000; 2010 — $262,000; 2011 — $101,000 and 2012 — $65,000.

5. LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	December 29, 2007	December 30, 2006
Unsecured term loan	$12,800	$15,000
Note issued as part of ASCI purchase	—	666
Less current portion	(2,400)	(2,866)
Total long-term debt	$10,400	$12,800

The Company has an unsecured Revolving Credit and Term Loan Agreement (Credit Agreement), dated September 5, 2003, with LaSalle Bank National Association and Fifth Third Bank. At December 29, 2007 the Company was not in compliance with the Leverage Ratio as defined in the Credit Agreement. The Company has obtained waivers of the covenant for the 2007 year-end. On March 28, 2008, the Company entered into an Amended and Restated Revolving Credit and Term Loan Agreement (the Amended Credit Agreement). Under the Amended Credit Agreement, the revolving credit facility was increased by $3,000,000 to $18,000,000. With the increase in the revolving credit amounts, the total loan commitment, at the time of the signing, was $30,800,000. The amount available under the revolving credit facility of the Amended Credit Agreement was increased primarily to provide additional liquidity during the Company’s peak seasonal credit need.

The Amended Credit Agreement provides that, at the Company’s option, the term loan and revolving credit facility will bear interest at prime or a performance-based LIBOR rate. Based on the terms of the Amended Credit Agreement and the Company’s performance for the twelve months ended December 29, 2007, the performance based rate will be LIBOR plus 2.50% for both the term loan and borrowings under the revolving credit facility. The

Amended Credit Agreement also requires the Company to maintain certain levels of EBITDA (earnings before interest, income taxes, depreciation and amortization) or debt service coverage, consolidated tangible net worth and to maintain certain ratios including consolidated debt to cash flow (as defined). Additional borrowings, acquisition of stock of other companies, purchase of treasury shares and payment of cash dividends are either limited or require prior approval by the lenders. Payment of accrued interest is due and paid quarterly by the Company. Principal payments under the term loan are due quarterly with a final payment of all remaining unpaid principal due March 31, 2011.

The Company issued a note in the original amount of $1,000,000 in conjunction with the purchase of ASCI in June 2006. The interest on the Note was 6%. Payment of accrued interest was due and paid quarterly by the Company. Principal payments were paid quarterly in the amount of $167,000. The balance on the note was paid in full by the end of the 2007 fiscal year.

The Company is exposed to market risks related to commodity prices and interest rates. To manage interest rate risk, the Company has, from time to time, entered into interest rate swaps as cash flow hedges. These swaps are authorized by the Company’s policies and procedures. The Company does not use swaps or hedging instruments for trading purposes, and is not a party to any transaction involving leveraged derivatives. During fiscal 2001, the Company entered into an interest rate swap agreement (Swap Agreement) covering the period December 17, 2001 through December 18, 2006 in order to minimize the adverse impact of the floating interest rate characteristic of some of the Company’s term loan borrowings. The Company’s effective interest rate on the portion of the term loan covered by the Swap Agreement was 5.88% during 2006. Cash payments or receipts associated with this agreement are reflected in interest expense. The fixed rate under the Swap Agreement was lower than the floating rate on the term loan during 2006 but exceeded the floating rate during 2005. The effect on operations was to increase net income by $21,000 in 2006 and reduce net income by $31,000 during 2005. During the period of the Swap Agreement, the fair value of the Swap Agreement was recorded on the balance sheet with subsequent changes recorded as a separate component of accumulated other comprehensive income in shareholders’ equity. There were no swaps outstanding during 2007.

Aggregate long-term debt matures as follows (amounts in thousands):

2008	$2,400
2009	2,400
2010	3,000
2011	5,000
$12,800

Under the Credit Agreement, the Company had an unsecured revolving line of credit of $15,000,000 during 2007 until October 23, 2007 when the revolving credit line was temporarily increased to $18,000,000 until January 15, 2008. The line, which was increased to $18,000,000 on March 28, 2008 until September 30, 2008 at which time it is reduced back to $15,000,000 expires in June 2009. The revolving credit line is used for seasonal or short-term cash needs and stand-by letters of credit. At December 29, 2007, the Company had outstanding stand-by letters of credit to insurance carriers totaling approximately $4,510,000 that collateralize the self-insured amounts under the Company’s risk management program. The weighted average interest rate for all debt was 7.0% for fiscal 2007 and 6.5% for fiscal 2006. There was $7,900,000 of outstanding borrowings under the revolving credit line at December 29, 2007. As the revolving credit line does not expire until June 2009, the entire $7,900,000 outstanding at December 29, 2007 has been classified as long-term. There was no balance outstanding against the revolving credit line as of December 30, 2006.

6. COMMITMENTS AND CONTINGENCIES

The Company is involved in litigation matters related to its business, principally product liability matters related to the gas-fired heating products in the Heating and Cooling segment. In the Company’s opinion, none of these proceedings, when concluded, will have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial condition as the Company has established adequate accruals for known occurrences.

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

8. EARNINGS PER SHARE

The Company computes earnings per share (EPS) in accordance with SFAS No. 128, “Earnings Per Share.” The following is a reconciliation of the calculation of basic and diluted EPS for the fiscal years 2007, 2006 and 2005 (dollars in thousands except per-share data).

	Net	Weighted	Per-share
	(loss)	average	(loss)
	income	shares	earning
2007
Basic EPS	$(563)	1,603	$(.35)
Effect of dilutive options	—	—
Diluted EPS	$(563)	1,603	$(.35)

2006
Basic EPS	$2,042	1,605	$1.27
Effect of dilutive options	—	—
Diluted EPS	$2,042	1,605	$1.27

2005
Basic EPS	$2,758	1,602	$1.72
Effect of dilutive options	—	30
Diluted EPS	$2,758	1,632	$1.69

9. RENTAL EXPENSE, LEASES AND COMMITMENTS

The Company leases certain of its facilities and equipment and is required to pay the related taxes, insurance and certain other expenses. Rental expense was $3,788,000, $3,443,000 and $2,993,000 for 2007, 2006 and 2005, respectively.

Future minimum rental commitments under non-cancelable operating leases for 2008 and thereafter are as follows: 2008 — $2,215,000; 2009 — $1,916,000; 2010 — $1,439,000; 2011 — $1,366,000; 2012 — $1,271,000 and thereafter — $20,981,000. Included in these amounts is $418,000 per year and approximately $19,246,000 in the “thereafter” amount related to minimum royalty payments due on an aggregates property lease in conjunction with the Pueblo, Colorado operation. Also included in these amounts is $235,000 per year and approximately $882,000 in the “thereafter” amount related to a ground lease upon which the Company owns a building leased to a third party for approximately $344,000 per year. The ground lease runs through October 1, 2016 and contains a renewal clause. The building lease runs through January 31, 2013.

10. RETIREMENT PLANS

As discussed in Note 1, the Company maintains defined contribution retirement benefit plans for eligible employees. Total plan expenses charged to operations were $731,000, $2,206,000 and $1,827,000 in 2007, 2006 and 2005, respectively.

11. INCOME TAXES

The provision (benefit) for income taxes is summarized as follows (amounts in thousands):

		2007	2006	2005
Federal:	Current	$(634)	$813	$1,147
	Deferred	26	38	(54)
State:	Current	(10)	89	(168)
	Deferred	(287)	175	(125)
		$(905)	$1,115	$800

The difference between the tax rate on income for financial statement purposes and the federal statutory tax rate was as follows:

	2007	2006	2005
Statutory tax rate	(34.0)%	34.0%	34.0%
Percentage depletion	(19.4)	(5.4)	(2.4)
Non-deductible expenses	4.8	.7	—
State income taxes, net of federal benefit	(21.3)	6.1	1.1
Net effect of settling Federal and State returns	(.5)	—	—
FIN 48 change in reserves	(1.5)	(.2)	(8.1)
Valuation allowance for tax assets	11.0	—	—
Other	(.7)	.1	(2.1)
	(61.6)%	35.3%	22.5%

For financial statement purposes, deferred tax assets and liabilities are recorded at a blend of the current statutory federal and states’ tax rates — 37.96%. The principal temporary differences and their related deferred taxes are as follows (amounts in thousands):

	2007	2006
Reserves for self-insured losses	$1,405	$1,274
Accrued reclamation	425	469
Deferred compensation	357	272
Asset valuation reserves	247	290
Future state tax credits	760	516
Net state operating loss carryforwards	67	—
Other	156	100
Valuation allowance	(161)	—
Total deferred tax assets	3,256	2,921

Depreciation	3,160	3,062
Deferred development	571	601
Other	803	797
Total deferred tax liabilities	4,534	4,460
Net deferred tax liability	$(1,278)	$(1,539)

At December 29, 2007, the Company established a valuation reserve related to the carry forward of charitable contributions deductions arising in the current and prior years due to the uncertainty that the Company will be able to utilize these deductions prior to the expiration of their carry forward period.

The net current deferred tax assets are $2,570,000 and $2,344,000 at year-end 2007 and 2006, respectively.

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

There was no cumulative adjustment to retained earnings required as a result of the implementation of FIN 48. The gross amount of unrecognized tax benefits at December 31, 2006 was $290,000 of which $79,000 would affect the effective tax rate. The gross amount of unrecognized tax benefits at December 29, 2007 was $328,000 of which $74,000 would affect the effective tax rate.

We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. Accrued interest of $51,000 and penalties of $18,000 were included in our total liability for unrecognized tax benefits as of December 29, 2007. Accrued interest of $68,000 and penalties of $17,000 were included in our total liability for unrecognized tax benefits as of December 31, 2006.

The United States Federal and various state statutes of limitations expire during the third quarter of 2008 for our 2004 tax year. Included in the balance at December 29, 2007 is approximately $9,000 related to tax positions expected to be resolved within 12 months of this reporting date.

We file income tax returns in the United States federal and various state jurisdictions. Generally, we are not subject to changes in income taxes by any taxing jurisdiction for the years prior to 2002.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in thousands):

Balance at December 31, 2007	$290
Additions for tax positions related to the current year	72
Reductions for statute of limitations	(10)
Reductions for tax positions of prior years	(14)
Settlements	(10)
Balance at December 29, 2007	$328

12. UNAUDITED QUARTERLY FINANCIAL DATA

The following table provides summarized unaudited fiscal quarterly financial data for 2007 and 2006 (amounts in thousands, except per share amounts):

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter
2007
Sales	$40,079	$45,651	$42,288	$40,411
Depreciation, depletion and amortization	1,315	1,322	1,309	1,338
Operating (loss) profit	(292)	1,802	(65)	(1,999)
Net (loss) income	(328)	1,186	10	(1,431)
Basic (loss) income per share	(.20)	.74	.01	(.89)
Diluted (loss) income per share	(.20)	.74	.01	(.89)

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter
2006
Sales	$33,684	$43,704	$40,924	$40,455
Depreciation, depletion and amortization	1,190	1,249	1,212	1,358
Operating (loss) profit	(420)	2,376	915	978
Net (loss) income	(301)	1,430	529	384
Basic (loss) income per share	(.19)	.89	.33	.24
Diluted (loss) income per share	(.19)	.89	.33	.24

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

13. INDUSTRY SEGMENT INFORMATION

The Company operates primarily in two industry groups, HVAC and Construction Products. The Company has identified two reportable segments in each of the two industry groups: the Heating and Cooling segment and the Evaporative Cooling segment in the HVAC industry group and the Concrete, Aggregates and Construction Supplies segment and the Door segment in the Construction Products industry group. The Heating and Cooling segment produces and sells gas-fired wall furnaces, console heaters and fan coils from the Company’s wholly-owned subsidiary, Williams Furnace Co. of Colton, California. The Evaporative Cooling segment produces and sells evaporative coolers from the Company’s wholly-owned subsidiary, Phoenix Manufacturing, Inc. of Phoenix, Arizona. Sales of these two segments are nationwide, but are concentrated in the southwestern United States. Concrete, Aggregates and Construction Supplies are offered from numerous locations along the Front Range of Colorado operated by the Company’s wholly-owned subsidiaries Castle Concrete Company and Transit Mix Concrete Co., of Colorado Springs, Transit Mix of Pueblo, Inc. of Pueblo and Rocky Mountain Ready Mix Concrete, Inc. of Denver. Doors are fabricated and sold along with the related hardware from Colorado Springs and Pueblo through the Company’s wholly-owned subsidiary, McKinney Door and Hardware, Inc. of Pueblo, Colorado. Sales of these two segments are highly concentrated in the Front Range area in Colorado although door sales are also made throughout the United States. Prior to the 2007 fiscal year, the Company reported the Door Division of TMC as part of the Concrete, Aggregates and Construction Materials segment. On December 31, 2006, the first day of fiscal 2007, the Door Division was transferred to MDHI and is now reported as part of the Door segment. As required by FASB Statement No. 131, “Disclosure about Segments of an Enterprise and Related

Information” we have restated the 2006 and 2005 financial information presented in the table below to conform to the current composition of our reportable segments.

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

The following table presents information about reported segments for the fiscal years 2007, 2006 and 2005 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

	Construction Products Industry			HVAC Industry
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC	Unallocated Corporate (a)	Other (b)	Total
2007
Revenues from external customers	$90,438	$19,024	$109,462	$36,146	$22,460	$58,606	$17	$344	$168,429
Depreciation, depletion and amortization	4,089	99	4,188	409	608	1,017	79	—	5,284
Operating income (loss)	2,980	2,245	5,225	(1,858)	(906)	(2,764)	(3,123)	108	(554)
Segment assets	53,002	7,398	60,400	22,810	13,101	35,911	2,140	59	98,510
Capital expenditures	4,371	2,009	6,380	712	548	1,260	42	—	7,682

	Construction Products Industry			HVAC Industry
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC	Unallocated Corporate (a)	Other (b)	Total
2006 as restated
Revenues from external customers	$92,214	$14,100	$106,314	$29,930	$22,167	$52,097	$12	$344	$158,767
Depreciation, depletion and amortization	3,816	123	3,939	376	603	979	91	—	5,009
Operating income (loss)	4,888	1,492	6,380	161	267	428	(3,067)	108	3,849
Segment assets	54,470	4,750	59,220	18,303	12,651	30,954	3,468	63	93,705
Capital expenditures (c)	7,689	74	7,763	274	191	465	115	—	8,343

	Construction Products Industry			HVAC Industry
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC	Unallocated Corporate (a)	Other (b)	Total
2005 as restated
Revenues from external customers	$78,356	$13,015	$91,371	$26,736	$20,545	$47,281	$3	$344	$138,999
Depreciation, depletion and amortization	3,555	98	3,653	392	613	1,005	71	—	4,729
Operating income (loss)	3,159	1,423	4,582	2,777	(177)	2,600	(3,227)	97	4,052
Segment assets	46,182	3,912	50,094	16,986	12,544	29,530	7,373	63	87,060
Capital expenditures	2,553	30	2,583	427	442	869	324	—	3,776

(a)         Includes unallocated corporate office expenses and assets which consist primarily of cash and cash equivalents.

(b)         Includes a real estate operation.

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

All long-lived assets are in the United States. No customer accounted for 10% or more of total sales of the Company in fiscal 2007, 2006 or 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Continental Materials Corporation:

We have audited the accompanying consolidated balance sheets of Continental Materials Corporation and subsidiaries (the “Company”) as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations and comprehensive (loss) income, of shareholders’ equity, and of cash flows for each of the three years in the period ended December 29, 2007.  Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15(a)2.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Continental Materials Corporation and subsidiaries as of December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2007, in conformity with accounting principles generally accepted in the United States of America.   Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 11 to the consolidated financial statements, effective December 31, 2006, the Company adopted Financial Accounting Standards Board Interpretation No. 48 — Accounting for Uncertainty in Income Taxes.

Deloitte & Touche LLP

Chicago, Illinois

March 28, 2008

Item 9.                                                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.                                        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 29, 2007, the Company carried out an evaluation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (Exchange Act). The Company’s internal controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in Company filings or that it submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC) and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of this, management is continually reassessing the effectiveness of the current controls and modifying them as dictated by the changing environment.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 29,2007. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issue by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.

Based on this assessment, Management determined that, as of December 29, 2007, the Company maintained effective internal control over financial reporting.

As of December 29, 2007, the Company was not an “accelerated filer” as defined in Rule 12b-2 under the Exchange Act. Accordingly, pursuant to SEC rules and regulations, the Company is not required to include, and this Annual Report does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting in this Annual Report on Form 10-K. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the  Company to provide only Management’s report in this Annual Report on Form 10-K. We are required to annually reassess our status as a “non-accelerated filer” as of the end of our fiscal year to determine whether we will be required to provide Management’s Annual Report on Internal Control Over Financial Reporting and the associated report of our independent registered public accounting firm in our Annual Report on Form 10-K.

Changes in Internal Controls

As noted above, the Company continually reassesses our internal control over financial reporting and makes changes as deemed prudent. We did not identify any material weaknesses in our review of internal controls, therefore no changes in the Company’s internal controls over financial reporting occurred during the quarter ended December 29, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.                                        OTHER INFORMATION

Registrant does not have any information, not already reported, that is required to be reported on Form 8-K during the fourth quarter of the year covered by this Form 10-K.

PART III

Items 10, 11, 12, 13 and 14 of Part III have been omitted from this 10-K Report because the registrant expects to file, not later than 120 days following the close of its fiscal year ended December 29, 2007, its definitive 2008 proxy statement. The information required by Items 10, 11, 12, 13 and 14 of Part III will be included in that proxy statement and such information is hereby incorporated by reference.

PART IV

Item 15.                                          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1                                                               The following financial statements are included in Item 8 of Part II:

Consolidated statement of operations and comprehensive income for fiscal years 2007, 2006 and 2005

Consolidated statements of cash flows for fiscal years ended 2007, 2006 and 2005

Consolidated balance sheets as of December 29, 2007 and December 30, 2006

Consolidated statements of shareholders’ equity for fiscal years ended 2007, 2006 and 2005

(a) 2                                                               The following is a list of financial statement schedules filed as part of this Report:

Schedule II Valuation and Qualifying Accounts & Reserves

For the Fiscal Years 2007, 2006 and 2005

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

Exhibit 10

Revolving Credit and Term Loan Agreement dated as of Sept, ember 5, 2003, by and among the Company and LaSalle Bank National Association and Fifth Third Bank filed as Exhibit 10 to Form 10-Q for the quarterly period ending September 27, 2003; First Amendment thereto dated as of May 29, 2004 filed as Exhibit 10 to Form 10-Q for the quarterly period ending July 3, 2004; Second Amendment thereto dated April 14, 2005 filed as Exhibit 10.1 to Form 8-K for the month of April 2005; Third Amendment thereto dated as of June 28, 2005 filed as Exhibit 10.1 to Form 8-K filed July 7, 2005; Fourth Amendment thereto dated as of June 8, 2006 filed as Exhibit 99.1 to Form 8-K filed June 13, 2006; Fifth Amendment thereto dated as of March 28, 2007 filed as Exhibit 99.1 to Form 8-K filed April 3, 2007; Sixth Amendment thereto dated as of Augusts 13, 2007 filed as Exhibit 99.1 to Form 8-K filed August 16, 2007 and Seventh Amendment dated as of October 23, 2007 filed as Exhibit 99.1 to Form 8-K filed October 31, 2007, incorporated herein by reference.

Exhibit 10a

Non-Competition and Non-Disclosure Agreement by Valco, Inc. And Thomas E. Brubaker in favor of Continental Materials Corporation filed as Exhibit 2B to Form 8-K filed November 4, 1996, incorporated herein by reference.

Exhibit 10b	Fee Sand and Gravel Lease Between Valco, Inc. And Continental Materials Corporation filed as Exhibit 2C to Form 8-K filed November 4, 1996, incorporated herein by reference.

Exhibit 10c	Form of Supplemental Deferred Compensation Agreement filed as Exhibit 10 to Form 10-Q for the quarter ended July 1, 1983, incorporated herein by reference.*

Exhibit 10d

Stock Purchase Agreement By and Among Continental Materials Corporation, Rocky Mountain Ready Mix Concrete, Inc. and The Shareholders of Rocky Mountain Ready Mix Concrete, Inc. Filed as Exhibit 2A to Form 8-K filed January 12, 2001, incorporated herein by reference.

Exhibit 10e

Continental Materials Corporation Employee Profit Sharing Retirement Plan Amended and Restated Generally Effective October 1, 1997 filed as Exhibit 99a to Form 10-K for the year ended January 1, 2000, incorporated herein by reference.*

Exhibit 14	Continental Materials Corporation Code of Business Conduct and Ethics filed as Exhibit 14 to Form 10-K/A (Amendment No. 1) for the year ended January 3, 2004, incorporated herein by reference.

Exhibit 21	Subsidiaries of Registrant (filed herewith).

Exhibit 23	Consent of Independent Registered Public Accounting Firm (filed herewith).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) and Rule 13a-14(d)/15d-14(d) Certification of Chief Executive Officer (filed herewith).

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) and Rule 13a-14(d)/15d-14(d) Certification of Chief Financial Officer (filed herewith).

Exhibit 32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith).

* - Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION
Registrant

By:	/S/Joseph J. Sum
Joseph J. Sum, Vice President and Chief Financial Officer

Date:  March 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY(IES)	DATE

/S/ James G. Gidwitz	Chief Executive Officer and a Director
James G. Gidwitz	(Principal Executive Officer)	March 28, 2008

/S/ Joseph J. Sum	Vice President, Chief Financial Officer
Joseph J. Sum	(Principal Financial Officer)	March 28, 2008

/S/ Mark S. Nichter	Secretary and Controller
Mark S. Nichter	(Principal Accounting Officer)	March 28, 2008

/S/ William D. Andrews
William D. Andrews	Director	March 28, 2008

/S/ Thomas H. Carmody
Thomas H. Carmody	Director	March 28, 2008

/S/ Betsy R. Gidwitz
Betsy R. Gidwitz	Director	March 28, 2008

/S/ Ralph W. Gidwitz
Ralph W. Gidwitz	Director	March 28, 2008

/S/ Ronald J. Gidwitz
Ronald J. Gidwitz	Director	March 28, 2008

/S/ Theodore R. Tetzlaff
Theodore R. Tetzlaff	Director	March 28, 2008

/S/ Peter E. Thieriot
Peter E. Thieriot	Director	March 28, 2008

/S/ Darrell M. Trent
Darrell M. Trent	Director	March 28, 2008

CONTINENTAL MATERIALS CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (c) (e)

for the fiscal years 2007, 2006 and 2005

COLUMN A	COLUMN B	COLUMN C(1)	COLUMN D		COLUMN E

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions - Describe		Balance at End of Period

Year 2007
Allowance for doubtful accounts (c)	$619,000	$(3,000)	$86,000	(a)	$530,000
Inventory valuation reserve (c)	$147,000	$138,000	$162,000	(b)	$123,000
Reserve for self-insured losses	$3,964,000	$6,592,000	$6,279,000	(d)	$4,277,000

Year 2006
Allowance for doubtful accounts (c)	$310,000	$342,000	$33,000	(a)	$619,000
Inventory valuation reserve (c)	$150,000	$160,000	$163,000	(b)	$147,000
Reserve for self-insured losses	$4,033,000	$5,421,000	$5,490,000	(d)	$3,964,000

Year 2005
Allowance for doubtful accounts (c)	$325,000	$94,000	$109,000	(a)	$310,000
Inventory valuation reserve (c)	$173,000	$223,000	$246,000	(b)	$150,000
Reserve for self-insured losses	$2,988,000	$6,790,000	$5,745,000	(d)	$4,033,000

Notes:
(a) Accounts written off, net of recoveries. (b) Amounts written off upon disposal of assets. (c) Reserve deducted in the balance sheet from the asset to which it applies.

(d)   Payments of self-insured claims including healthcare claims accrued and paid in connection with the Company’s self-insured employee healthcare benefit plan.

(e)   Column C(2) has been omitted as the answer would be "none".