Form 10-Q
period 2008-03-29
CONTINENTAL MATERIALS CORP
filed 2008-05-13
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

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

Yes  ☒            No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act).

Yes  ☐             No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.25 par value, shares outstanding at May 5, 2008                                                                                                       1,598,674

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 29, 2008 AND DECEMBER 29, 2007

(Unaudited)

 (000’s omitted except share data)

	MARCH 29,	DECEMBER 29,
ASSETS	2008	2007
Current assets:
Cash and cash equivalents	$2,296	$3,326
Receivables, net	23,955	22,652
Receivable for insured losses	1,444	1,548
Inventories:
Finished goods	8,858	7,940
Work in process	1,459	1,372
Raw materials and supplies	11,389	9,915
Prepaid expenses	5,656	5,508
Total current assets	55,057	52,261

Property, plant and equipment, net	33,458	34,917

Goodwill	7,829	7,829
Amortizable intangible assets, net	1,122	1,198
Other assets	2,403	2,305

	$99,869	$98,510
LIABILITIES
Current liabilities:
Current portion of long-term debt	$2,400	$2,400
Accounts payable and accrued expenses	19,450	17,912
Liability for unpaid claims covered by insurance	1,444	1,548
Income taxes	—	19
Total current liabilities	23,294	21,879

Revolving bank loan payable	9,000	7,900
Long-term debt	9,800	10,400
Deferred income taxes	3,773	3,848
Other long-term liabilities	2,446	1,796

SHAREHOLDERS’ EQUITY
Common shares, $0.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,830	1,830
Retained earnings	65,679	66,810
Treasury shares, 975,590 and 972,170, at cost	(16,596)	(16,596)
	51,556	52,687

	$99,869	$98,510

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE THREE MONTHS ENDED MARCH 29, 2008 AND MARCH 31, 2007

(Unaudited)

(000’s omitted except per-share amounts)

	MARCH 29, 2008	MARCH 31, 2007

Sales	$34,512	$40,079

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	29,800	33,794
Depreciation, depletion and amortization	1,335	1,315
Selling and administrative	5,200	5,293

Gain on disposition of property and equipment	344	31
	35,991	40,371

Operating loss	(1,479)	(292)

Interest, net	(330)	(213)
Other income, net	28	16

Loss before income taxes	(1,781)	(489)

Benefit from income taxes	(650)	(161)

Net loss	(1,131)	(328)

Retained earnings, beginning of period	66,810	67,373

Retained earnings, end of period	$65,679	$67,045

Basic and diluted loss per share	$(.71)	$(.20)

Average shares outstanding	1,599	1,604

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 29, 2008 AND MARCH 31, 2007

(Unaudited)

(000’s omitted)

	MARCH 29, 2008	MARCH 31, 2007

Net cash (used in) operating activities	$(1,874)	$(2,358)

Investing activities:
Capital expenditures	(176)	(3,542)
Proceeds from sale of property and equipment	520	42
Net cash provided by (used in) investing activities	344	(3,500)

Financing activities:
Borrowings under revolving credit facility	1,100	6,000
Repayment of long term debt	(600)	(666)
Payment to acquire treasury stock	—	(46)
Net cash provided by financing activities	500	5,288

Net decrease in cash and cash equivalents	(1,030)	(570)
Cash and cash equivalents:
Beginning of period	3,326	2,770

End of period	$2,296	$2,200

Supplemental disclosures of cash flow items:
Cash paid during the three months for:
Interest	$384	$293
Income taxes	—	560

Supplemental disclosures of noncash investing activities
Capital expenditures purchased on account	$—	$187
Cash receivable as partial consideration on asset sale ($115) and buyer’s assumption of liabilities ($88)	203	—

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

NOTES TO THE QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 29, 2008

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

2.               Our effective income tax rate is based on expected income, statutory tax rates and tax positions taken in the various jurisdictions in which we operate. For this interim financial period, we calculated the effective rate based upon both the estimated annual income tax rate based on projected taxable income for the full year and the rate that would be effective considering only the first quarter’s operating results. The effective tax rate based upon the projected taxable income for the full year does not yield a tax benefit that would be meaningful to the Company’s interim financial statements based on the first quarter’s loss. As a result, in accordance with FASB Interpretation No. 18: “Accounting for Income Taxes in Interim Periods,” the effective tax rate specific to the first quarter’s operating results was used for purposes of our interim financial statements. This rate is 36.5%. As the year progresses, we refine the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to our expected effective income tax rate for the year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual income tax rate. Significant judgment is required in determining our effective income tax rate and in evaluating our tax positions.

On December 31, 2006, the first day of the 2007 fiscal year, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the financial statement effects of a tax position should initially be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon effective settlement with a taxing authority.

There was no cumulative adjustment to retained earnings required as a result of the implementation of FIN 48. The gross amount of unrecognized tax benefits at December 29, 2007 was $328,000 of which $74,000 would affect the effective tax rate. No change occurred in the calculation during the first quarter of 2008.

We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. Accrued interest and penalties included in our total liability for unrecognized tax benefits were approximately $69,000 as of March 29, 2008 and December 29, 2007.

The United States Federal and various state statutes of limitations expire during the third quarter of 2008 for our 2004 tax year. Included in the balance at March 29, 2008 is approximately $9,000 related to tax positions expected to be resolved within 12 months of this reporting date.

We file income tax returns in the United States federal and various state jurisdictions. Generally, we are not subject to changes in income taxes by any taxing jurisdiction for the years prior to 2003.

3.               FAIR VALUE MEASUREMENTS

Effective December 30, 2007, the Company adopted SFAS No. 157, “Fair Value Measurements,” which provides a framework for measuring fair value under accounting principles generally accepted in the United States of America. The adoption of this statement had an immaterial impact on our consolidated financial statements.  The Company also adopted the deferral provisions of the Financial Accounting Standards Board Staff Position No. 157-2, which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS No. 157 also expands disclosures about instruments measured at fair value and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices for identical assets and liabilities in active markets;

Level 2 — Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable  in active markets; and

Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The Company designates the cash equivalents as Level 1, as they are money market accounts backed by Treasury Bills.  As of March 29, 2008, and December 29, 2007, the Company did not have any cash equivalents, therefore there were no assets measured at fair value.

4.               Operating results for the first three months of 2008 are not necessarily indicative of performance for the entire year. Historically, sales of the Evaporative Cooling segment are higher in the first and second quarters, sales of the Concrete, Aggregates and Construction Supplies segment are higher in the second and third quarters and sales of the Heating and Cooling segment are higher in the third and fourth quarters. The sales of the Door segment have not shown strong seasonal fluctuations in recent years.

5.               There is no difference in the calculation of basic and diluted earnings per share (EPS) for the three months ended March 29, 2008 and March 31, 2007.

6.               The Company operates primarily in four reportable segments within its two principal industry groups; the Heating and Cooling segment and the Evaporative Cooling segment in the Heating, Ventilation and Air Conditioning (HVAC) industry group and the Concrete, Aggregates and Construction Supplies segment and the Door segment in the Construction Products industry group. The Heating and Cooling segment produces and sells gas-fired wall furnaces, console heaters and fan coils from the Company’s wholly-owned subsidiary, Williams Furnace Co. of Colton, California. The Evaporative Cooling segment produces and sells evaporative coolers from the Company’s wholly-owned subsidiary, Phoenix Manufacturing, Inc. of Phoenix, Arizona. Sales of these two segments are nationwide, but are concentrated in the southwestern United States. Concrete, Aggregates and Construction Supplies are offered from numerous locations along the Front Range of Colorado operated by the Company’s wholly-owned subsidiaries Castle Concrete Company and Transit Mix Concrete Co. (TMC), of Colorado Springs, Transit Mix of Pueblo, Inc. of Pueblo and Rocky Mountain Ready Mix Concrete, Inc. of Denver. Doors are fabricated and sold along with the related hardware from locations in Pueblo and Colorado Springs by the Company’s wholly-owned subsidiary, McKinney Door and Hardware, Inc. (MDHI) of Pueblo, Colorado. Sales of these two segments are highly concentrated in the Front Range area in Colorado although door sales are also made throughout the United States.

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

The following table presents information about reported segments for the three months ended March 29, 2008 and March 31, 2007 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

	Construction Products			HVAC Products
Quarter ended March 29, 2008	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Other	Total

Revenues from external customers	$13,789	$3,760	$17,549	$11,523	$5,349	$16,872	$5	$86	$34,512
Depreciation, depletion and amortization	1,037	33	1,070	108	138	246	19	—	1,335
Operating income (loss)	(1,884)	418	(1,466)	357	382	739	(779)	27	(1,479)
Segment assets	50,265	6,847	57,112	23,222	16,966	40,188	2,510	59	99,869
Capital expenditures	4	86	90	30	51	81	5	—	176

	Construction Products			HVAC Products
Quarter ended March 29, 2008	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Other	Total

Revenues from external customers	$19,807	$4,918	$24,725	$9,382	$5,881	$15,263	$5	$86	$40,079
Depreciation, depletion and amortization	1,008	35	1,043	105	150	255	17	—	1,315
Operating income (loss)	(527)	596	69	371	51	422	(810)	27	(292)
Segment assets (a)	53,002	7,398	60,400	22,810	13,101	35,911	2,140	59	98,510
Capital expenditures (b)	3,091	144	3,235	143	329	472	22	—	3,729

(a)          Segment assets are as of December 29, 2007.

(b)         Capital expenditures for the Concrete, Aggregates and Construction Supplies segment include $184,000 of additions purchased on account and capital expenditures for the Evaporative Cooling segment include $3,000 of additions purchased on account.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last annual report.

7.               Identifiable amortizable intangible assets as of March 29, 2008 include five non-compete agreements, a restrictive land covenant and customer relations. Collectively, these assets were carried at $1,122,000, net of $1,488,000 accumulated amortization. The pre-tax amortization expense for intangible assets during the quarter ended March 29, 2008 was $76,000 compared to $88,000 for the quarter ended March 31, 2007. Based upon the intangible assets recorded on the balance sheet at March 29, 2008, amortization expense for the next five years is estimated to be as follows: 2008 — $300,000, 2009 — $294,000, 2010 — $262,000, 2011 — $101,000 and 2012 — $65,000.

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

Financial Condition, Liquidity and Capital Resources

Sales of the Company’s HVAC products are seasonal and weather sensitive except for fan coils. Revenues in the Company’s Concrete, Aggregates and Construction Supplies segment are influenced by the level of construction activity and weather conditions along the Front Range of Colorado. Sales for the Door segment are not as strongly seasonal nor are they affected significantly by weather conditions. Historically, the Company has experienced operating losses during the first quarter except when construction activity is strong along the Front Range of Colorado and the weather is mild. Operating results typically improve in the second and third quarters reflecting more favorable weather conditions in Colorado and the seasonal sales of the Evaporative Cooling segment. Fourth quarter results can vary based on weather conditions in Colorado as well as in the principal markets for the Company’s heating equipment. The Company typically experiences operating cash flow deficits during the first half of the year reflecting operating results, the use of sales dating programs (extended payment terms) related to the Evaporative Cooling segment and payments of the prior year’s accrued incentive bonuses and Company profit-sharing contributions. As a result, the Company’s borrowings against its revolving credit facility tend to peak during the second quarter and then decline over the remainder of the year. Although this trend was not followed throughout 2007, the results during the first quarter of 2008 have begun in the historical manner.

As expected, the Company’s cash flow from operations during the first quarter was negative due to the seasonality of sales, production schedules, the sales dating programs related to the evaporative cooler product line and the payment of 2007 bonus awards. Operations for the first three months of 2008 used $1,874,000 of cash compared to $2,358,000 during the first three months of 2007. The improved cash flow required during the first quarter of 2008 was primarily the result of a smaller increase in receivables and an increase in accounts payable and accrued expenses as compared to the first quarter of 2007. The change in receivables was largely due to the reduced sales while the increase in accounts payable and accrued expenses was due to the timing of payments.

On March 28, 2008, the Company entered into an Amended and Restated Term Loan and Revolving Credit Agreement (the Amended Credit Agreement). This Amended Credit Agreement increased the revolving credit facility from $15,000,000 to $18,000,000 until September 30, 2008. On September 30, 2008, the revolving credit facility is reduced back to $15,000,000. The temporary increase in the revolving credit facility is to provide additional liquidity during the Company’s peak seasonal credit need. The Company was in compliance with the loan covenants as of the quarter ended March 29, 2008.

The Amended Credit Agreement provides that, at the Company’s option, the term loan and revolving credit facility will bear interest at prime or a performance-based LIBOR rate. Based on the terms of the Amended Credit Agreement and the Company’s performance for the twelve months ended December 29, 2007, the performance based rate would be LIBOR plus 2.50% for both the term loan and for borrowings under the revolving credit facility. Such rate is subject to adjustment depending upon the Company’s performance. Payment of accrued interest is due and payable quarterly by the Company. Payments of principal under the term loan are payable on a quarterly basis, ending on March 31, 2011. The Amended Credit Agreement extends the Revolving Credit facility until June 30, 2009 and accordingly, the outstanding revolving credit balance at March 29, 2008 and December 29, 2007 was classified as a long-term obligation.

Capital expenditures were held to a minimum during the first quarter of 2008 due to the decline in sales and were primarily for routine replacements of equipment and the completion of improvements to the building purchased for the Door segment during 2007.

Scheduled debt repayments were made during the first quarter of both 2008 and 2007. As expected, the Company borrowed against its revolving credit facility during the first quarter of 2008. The highest amount of Company borrowings outstanding under the revolving credit agreement during the first quarter of 2008 was the $9,100,000 and the average amount outstanding during the first quarter was $7,865,000.

We believe that the anticipated cash flow from operations, supplemented by seasonal borrowings against the revolving line of credit as amended, (which balance was $9,000,000 at March 29, 2008) will be sufficient to cover expected cash needs, including business expansion, servicing debt and planned capital expenditures for at least the next twelve months.

Results of Operations - Comparison of Quarter Ended March 29, 2008 to Quarter Ended March 31, 2007

Consolidated sales during the first quarter of 2008 were $34,512,000 resulting in a $1,479,000 operating loss.  In the first quarter of 2007 sales were $40,079,000 with an operating loss of $292,000. Historically, the Company has experienced operating losses during the first quarter except when the construction activity is strong and the weather is mild along the Front Range in Colorado.

All segments reported decreased sales except the Heating and Cooling segment which reported a 22.8% increase due to fan coil sales. The declines in sales in the other segments were either due to lower demand or timing of orders and are discussed below. Cost of sales as a percentage of sales increased from 84.3% to 86.3%. The increase in cost of sales was primarily due to a change in product mix and the decrease in sales as many costs are somewhat fixed. Selling and administrative costs decreased $93,000 largely due to the decrease in sales. The Concrete, Aggregates and Construction Materials segment sold the assets of a small aggregate operation (Table Mountain), during the 2008 quarter for approximately $714,000 resulting in a pre-tax gain of approximately $338,000. Table Mountain did not provide aggregates to the Company’s ready-mix operations and management did not consider it to be a strategic part of its business. Despite this gain, the 2008 first quarter operating loss of $1,479,000 increased significantly from the prior year’s operating loss of $292,000. A discussion of operations by segment follows.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products industry group for the quarters ended March 29, 2008 and March 31, 2007 (dollar amounts in thousands):

	Concrete, Aggregates and Construction Supplies	Doors
Quarter ended March 29, 2008
Revenues from external customers	$13,789	$3,760
Segment operating (loss) income	(1,884)	418
Operating (loss) income as a percent of sales	(13.7)%	11.1%
Segment assets as of March 29, 2008	$50,265	$6,847
Return on assets	(3.7)%	6.1%

Quarter ended March 31, 2007
Revenues from external customers	$19,807	$4,918
Segment operating (loss) income	(527)	596
Operating (loss) income as a percent of sales	(2.7)%	12.1%
Segment assets as of March 31, 2007	$59,998	$5,847
Return on assets	(.9)%	10.2%

Concrete, Aggregates and Construction Supplies Segment

Sales in the Concrete, Aggregates and Construction Supplies segment for the first quarter of 2008 decreased 30.4% from the prior year’s comparable quarter as a result of lower concrete and aggregate volumes, a direct result of the decline in construction activity along the Front Range of Colorado, especially housing construction. Both concrete and aggregate margins were negative largely due to the lower volume and the fixed nature of many of the costs in this segment, most notably batching and delivery costs. Construction supplies volume also declined in the 2008 quarter compared to the 2007 quarter due to the reduced construction activity in Colorado Springs although margins were maintained.

The operating loss increased in the 2008 quarter from the 2007 quarter as a result of the reduced volumes. Selling and administrative costs remained relatively constant between the two periods. As a result, both the operating loss as a percent of sales and the negative return on assets increased significantly in the 2008 quarter compared to the prior year’s quarter.

Door Segment

Sales during the first quarter of 2008 in the Door segment decreased $1,158 or 23.5% from the comparable 2007 quarter due primarily to the timing of shipments. Sales during a specific quarter can be heavily influenced by customer requests to either accelerate or delay shipments of jobs to better coincide with their own construction schedules. March 2008 sales were adversely affected by one electronics job scheduled to ship during the first quarter that was delayed until the second quarter. The backlog has grown since the 2007 year-end and is comparable to the backlog at the end of the 2007 first quarter. Sales prices were increased in response to increased costs but failed to fully recover the increased costs due to pricing pressures from competitors.

Operating income declined from $596,000 for the 2007 quarter to $418,000 for the 2008 quarter as a result of the decreased sales and increased material cost of sales as a percentage of sales. Although selling and administrative costs declined, these costs increased as a percentage of sales due to the fixed nature of many of these costs. As a result, operating income as a percent of sales declined in the 2008 quarter compared to the prior year’s quarter. The return on assets for the 2008 quarter declined at a higher rate due to the purchase and renovation of an existing building in Colorado Springs to replace a smaller and older facility which added a total of $1,908,000 to the asset base for the 2008 quarter. The building was purchased during the third quarter of 2007 and renovations were completed in early 2008.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products industry group for the quarters ended March 29, 2008 and March 31, 2007 (dollar amounts in thousands):

	Heating and Cooling	Evaporative Cooling
Quarter ended March 29, 2008
Revenues from external customers	$11,523	$5,349
Segment operating income	357	382
Operating income as a percent of sales	3.1%	7.1%
Segment assets as of March 29, 2008	$23,222	$16,966
Return on assets	1.5%	2.3%

Quarter ended March 31, 2007
Revenues from external customers	$9,382	$5,881
Segment operating income	371	51
Operating income as a percent of sales	4.0%	.9%
Segment assets as of March 31, 2007	$16,886	$17,111
Return on assets	2.2%	.3%

Heating and Cooling Segment

Sales in the Heating and Cooling segment increased $2,141,000, or 22.8%, during the first quarter of 2008 over the comparable 2007 quarter. Furnace sales dollars and volume during the first quarter of 2008 declined from the 2007 results due to milder weather. Fan coil sales again improved more than doubling the amount achieved in the prior year’s quarter. A large commercial job was largely responsible for the increase although bidding activity on the whole continues to improve due to favorable market conditions, the restructured sales representative network and the introduction of a web based design and pricing program which aids our customers in the design of the systems. Overall, pricing for this segment showed mixed results due to competitive pressures and a change in product mix.

Operating income declined slightly from $371,000 during the first quarter of 2007 to $357,000 for the 2008 quarter as a result of the change in product mix and the lingering effect of the higher copper, aluminum and steel materials costs. As a result of these factors, cost of sales as a percent of sales increased from 77.5% for the first quarter of 2007 to 81.5% for the comparable 2008 quarter. Selling and administrative expenses increased $60,000 but decreased as a percentage of sales by 2.7% largely due to the increased sales. Both operating income as a percent of sales and return on assets declined due to the increased cost of sales in the 2008 quarter over the prior year’s quarter. The return on assets declined at a higher rate due to an increase in assets largely due to increased receivables and inventories related to the increase in sales.

Evaporative Cooling Segment

Sales in the Evaporative Cooling segment declined $532,000, or 9.9%, during the first quarter of 2008 from the comparable 2007 quarter. The decrease in sales was almost entirely due to sales during March and is likely due to the timing of orders which have been affected by a milder March 2008 compared to 2007. Orders from a national home center account were less than had been received during the first quarter of 2007.

The segment reported operating income of $382,000 for the 2008 quarter compared to $51,000 for the 2007 quarter. The improved operating results were the result of improved labor efficiencies in the plant and the reduction of workers’ compensation expense due to improved experience and closing of some open claims at lower amounts than anticipated. Selling and administrative expenses declined during the 2008 quarter both in real dollars and as a percentage of sales compared to the first quarter of 2007 largely due to the decreased sales. As a result, both operating results as a percent of sales and return on assets increased in the 2008 quarter from the prior year’s quarter.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 29, 2008 and December 29, 2007 and affect the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates.

Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

OUTLOOK

Concrete and aggregate volumes are expected to remain depressed for the near term until construction activity along the Front Range of Colorado improves. The sales volume and backlog for the door segment remain strong but may be expected to decline if the nationwide construction slow-down continues.

Sales of the evaporative cooling segment are not expected to grow significantly and will remain weather sensitive. However, sales of fan coil products in the heating and cooling segment are expected to grow as a result of favorable market conditions and the restructured sales representative network and marketing efforts.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This statement defines fair value in generally accepted accounting principles and expands disclosures about fair value measurements that are required or permitted under other accounting pronouncements.  This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company’s adoption of this statement had an immaterial impact on its consolidated financial position, results of operations and cash flows.  The Company also adopted the deferral provisions of SFAS No. 157-2, which delayed the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  This statement was effective as of the beginning of the first fiscal year beginning after November 15, 2007.  Upon the Company’s adoption of SFAS No. 159 it did not elect the fair value option for any assets or liabilities.  Therefore this statement had no impact on the Company’s consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of WFAS No. 133,” which requires enhanced disclosures for derivative and hedging activities. SFAS No. 161 becomes effective in the first quarter of 2009 and is not expected to have any impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), “Business Combinations” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.  The Company is in the process of determining the impact of adopting this new accounting position on its consolidated financial position.

The Company discusses other recently issued accounting standards and tax law changes in the Critical Accounting Policies section under Item 7 and in Note 1 to Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year 2007. Other than as discussed above and in those sections, the Company does not currently have any transactions or circumstances that have been addressed by recently issued accounting pronouncements. Therefore, adoption of any of these statements or pronouncements would not have a material impact on the Company’s results of operations, financial position or liquidity.

MATERIAL CHANGES TO CONTRACTUAL OBLITATIONS

There were no material changes to contractual obligations that occurred during the quarter ended March 29, 2008.

FORWARD-LOOKING STATEMENTS

The foregoing discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements are based on the beliefs of the Company’s management as well as on assumptions made by and information available to the Company at the time such statements were made.  When used in this Report, words such as “anticipates,” “believes,” “contemplates,” “estimates,” “expects,” “plans,” “projects,” and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of factors including but not limited to: weather, interest rates, availability of raw materials and their related costs, national and local economic conditions and competitive forces. Some of these factors are discussed in more detail in the Company’s 2007 Annual Report on Form 10-K. Changes in accounting pronouncements could also alter projected results. Forward-looking statements speak only as of the date they were made, and the Company undertakes no obligation to publicly update them.

Item 3.                       Quantitative And Qualitative Disclosures About Market Risk

There were no material changes in the market risks nor legal proceedings that the Company is exposed to since those discussed in the Company’s 2007 Annual Report on Form 10-K.

Item 4.                       Controls and Procedures

(a)                      Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 29, 2008. Based on that evaluation, they have concluded that the Company’s disclosure controls and procedures as of such date are effective and are reasonably designed to ensure that all material information relating to the Company including its subsidiaries) is accumulated and communicated to management to allow timely decisions regarding required disclosure and to ensure that all material information required to be disclosed in this quarterly report is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)                     Changes in Internal Control Over Financial Reporting.

As noted above, the Company continually reassesses our internal control over financial reporting and makes changes as deemed prudent. We did not identify any material weaknesses in our review of internal controls, and no changes in the Company’s internal controls over financial reporting occurred during the quarter ended March 29, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases made by the Company of its common stock to become treasury stock for the period December 29, 2007 through March 29, 2008. No shares were purchased during the current quarter.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of shares that May Yet Be Purchased Under the Plans or Programs
December 30, 2007 — January 26, 2008	—	$—	—	$1,326,116
January 27 — February 24, 2008	—	—	—	1,326,116
February 23 — March 29, 2008	—	—	—	1,326,116
Total	—	$—	—	$1,326,116

On January 19, 1999, the Company initiated purchases under the current open-ended program to repurchase its common stock. Purchases are made on the open market or in block trades at the discretion of management. The dollar amount authorized for the program has been periodically increased by the Board of Directors and approved by the Company’s two banks as required by the Company’s Revolving Credit and Term Loan Agreement. The Amended and Restated Revolving Credit and Term Loan Agreement dated as of March 28, 2008 provides that the Company may make purchases of its own stock in an amount not to exceed $1,438,000. Since the 2005 tender offer, management has not actively sought to repurchase shares.

Item 6.                       Exhibits

Exhibits

Exhibit No.	Description

10.1

Amended and Restated Revolving Credit and Term Loan Agreement dated as of March 28, 2008, by and among the Company and LaSalle Bank National Association and Fifth Third Bank (incorporated by reference to Exhibit 99.1 of Form 8-K filed April 3, 2008.

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

CONTINENTAL MATERIALS CORPORATION

Date:	May 13, 2008	By:	/s/ Joseph J. Sum
Joseph J. Sum, Vice President
and Chief Financial Officer