Form 10-Q
period 2008-06-28
CONTINENTAL MATERIALS CORP
filed 2008-08-12
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act).

Yes  ☐                   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.25 par value, shares outstanding at August 8, 2008                                1,598,674

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 28, 2008 and DECEMBER 29, 2007

(Unaudited)

 (000’s omitted except share data)

	JUNE 28,	DECEMBER 29,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$3,239	$3,326
Receivables, net	25,135	22,652
Receivable for insured losses	1,454	1,548
Inventories:
Finished goods	9,183	7,940
Work in process	1,459	1,372
Raw materials and supplies	12,655	9,915
Prepaid expenses	5,488	5,508
Total current assets	58,613	52,261

Property, plant and equipment, net	32,450	34,917

Goodwill	7,829	7,829
Amortizable intangible assets, net	1,049	1,198
Other assets	2,338	2,305

	$102,279	$98,510

LIABILITIES
Current liabilities:
Current portion of long-term debt	$1,657	$2,400
Accounts payable and accrued expenses	21,498	17,912
Liability for unpaid claims covered by insurance	1,454	1,548
Income taxes	—	19
Total current liabilities	24,609	21,879

Revolving bank loan payable	11,000	7,900
Long-term debt	9,943	10,400
Deferred income taxes	3,773	3,848
Other long-term liabilities	1,684	1,796

SHAREHOLDERS’ EQUITY
Common shares, $0.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,830	1,830
Retained earnings	65,412	66,810
Treasury shares, 975,590 and 972,170, at cost	(16,615)	(16,596)
	51,270	52,687

	$102,279	$98,510

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE THREE MONTHS ENDED JUNE 28, 2008 AND JUNE 30, 2007

(Unaudited)

(000’s omitted except per-share amounts)

	JUNE 28,	JUNE 30,
	2008	2007

Sales	$41,761	$45,651

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	35,254	37,253
Depreciation, depletion and amortization	1,318	1,322
Selling and administrative	5,102	5,276

Gain on disposition of property and equipment	40	2
	41,634	43,849

Operating income	127	1,802

Interest expense	(288)	(368)
Other (expense) income, net	(29)	263

(Loss) income before income taxes	(190)	1,697

Provision for income taxes	77	511

Net (loss) income	(267)	1,186

Retained earnings, beginning of period	65,679	67,045

Retained earnings, end of period	$65,412	$68,231

Basic and diluted (loss) earnings per share	$(.17)	$.74

Average shares outstanding	1,599	1,603

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE SIX MONTHS ENDED JUNE 28, 2008 AND JUNE 30, 2007

(Unaudited)

(000’s omitted except per-share amounts)

	JUNE 28,	JUNE 30,
	2008	2007

Sales	$76,273	$85,730

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	65,054	71,047
Depreciation, depletion and amortization	2,653	2,637
Selling and administrative	10,302	10,569

Gain on disposition of property and equipment	384	33
	77,625	84,220

Operating (loss) income	(1,352)	1,510

Interest expense	(618)	(581)
Other (loss) income, net	(1)	279

(Loss) Income before income taxes	(1,971)	1,208

(Benefit) provision for income taxes	(573)	350

Net (loss) income	(1,398)	858

Retained earnings, beginning of period	66,810	67,373

Retained earnings, end of period	$65,412	$68,231

Basic and diluted (loss) earnings per share	$(.87)	$.53

Average shares outstanding	1,600	1,603

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 28, 2008 AND JUNE 30, 2007

(Unaudited)

(000’s omitted)

	JUNE 28, 2008	JUNE 30, 2007

Net cash used in operating activities	$(2,239)	$(1,105)

Investing activities:
Capital expenditures	(407)	(4,631)
Proceeds from sale of assets	678	317
Net cash provided by (used in) investing activities	271	(4,314)

Financing activities:
Borrowings under revolving credit facility	3,100	6,800
Repayment of long-term debt	(1,200)	(1,333)
Insurance proceeds for property and equipment damaged by flood	—	91
Payment to acquire treasury stock	(19)	(70)
Net cash provided by financing activities	1,881	5,488

Net increase (decrease) in cash and cash equivalents	(87)	69
Cash and cash equivalents:
Beginning of period	3,326	2,770

End of period	$3,239	$2,839

Supplemental disclosures of cash flow items:
Cash paid during the six months for:
Interest	$730	$675
Income taxes	—	545
Supplemental disclosures of noncash investing and financing activities
Buyer’s assumption of liabilities	$85	$—
Capital expenditures purchased on account	8	105

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

NOTES TO THE QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED JUNE 28, 2008

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

2.               Our effective income tax rate is based on expected income, statutory tax rates and tax positions taken in the various jurisdictions in which we operate. For interim financial reporting, we estimate the annual effective rate based on the projected taxable income for the full year and record a quarterly income tax provision in accordance with the anticipate annual rate. As the year progresses, we refine the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to our expected effective income tax rate for the year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual income tax rate. For the six months ended June 28, 2008, we utilized the effective rate based upon projected operating results for the full year and recorded an income tax provision for the second quarter such that the six month year-to-date rate reflected the estimated annual income tax rate. Significant judgment is required in determining our effective income tax rate and in evaluating our tax positions.

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

There was no cumulative adjustment to retained earnings required as a result of the implementation of FIN 48. The gross amount of unrecognized tax benefits at December 29, 2007 was $328,000 of which $74,000 would affect the effective tax rate. The gross amount of unrecognized tax benefits at June 28, 2008 was $346,000 of which $56,000 would affect the effective tax rate.

We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. Accrued interest and penalties included in our total liability for unrecognized tax benefits were approximately $107,000 as of June 28, 2008 and $69,000 as of December 29, 2007.

The United States Federal and various state statutes of limitations expire during the third quarter of 2008 for our 2004 tax year. Included in the balance at June 28, 2008 is approximately $9,000 related to tax positions expected to be resolved within 12 months of this reporting date.

We file income tax returns in the United States federal and various state jurisdictions. Generally, we are not subject to changes in income taxes by any taxing jurisdiction for the years prior to 2003.

3.               Effective December 30, 2007, the Company adopted SFAS No. 157, “Fair Value Measurements,” which provides a framework for measuring fair value under accounting principles generally accepted in the United

States of America. The adoption of this statement had an immaterial impact on our consolidated financial statements. The Company also adopted the deferral provisions of the Financial Accounting Standards Board Staff Position FAS 157-2, which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008.

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

Level 1 – Quoted prices for identical assets and liabilities in active markets;

Level 2 – Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable  in active markets; and

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The Company designates the cash equivalents as Level 1, as they are money market accounts backed by Treasury Bills. As of June 28, 2008, and December 29, 2007, the Company did not have any cash equivalents, therefore there were no assets measured at fair value.

4.               Operating results for the first six months of 2008 are not necessarily indicative of performance for the entire year. Historically, sales of the Evaporative Cooling segment are higher in the first and second quarters, sales of the Concrete, Aggregates and Construction Supplies segment are higher in the second and third quarters and sales of the Heating and Cooling segment are higher in the third and fourth quarters. Sales of the Door segment have not shown strong seasonal fluctuations in recent years.

5.               There is no difference in the calculation of basic and diluted earnings per share (EPS) for the three-month or six-month periods ended June 28, 2008 and June 30, 2007.

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

The following table presents information about reported segments for the three-month and six-month periods ended June 28, 2008 and June 30, 2007 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

	Construction Products			HVAC Products
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Other	Total
2008
Six Months ended June 28, 2008
Revenues from external customers	$34,664	$7,625	$42,289	$19,604	$14,199	$33,803	$9	$172	$76,273
Depreciation, depletion and amortization	2,050	65	2,115	225	275	500	38	—	2,653
Operating (loss) income	(728)	786	58	(422)	530	108	(1,572)	54	(1,352)
Segment assets	52,997	6,774	59,771	23,861	15,437	39,298	3,206	4	102,279
Capital expenditures (a)	191	100	291	51	68	119	5	—	415
Quarter ended June 28, 2008
Revenues from external customers	$20,875	$3,865	$24,740	$8,081	$8,850	$16,931	$4	$86	$41,761
Depreciation, depletion and amortization	1,013	32	1,045	117	137	254	19	—	1,318
Operating income (loss)	1,156	368	1,524	(779)	148	(631)	(793)	27	127
Segment assets	52,997	6,774	59,771	23,861	15,437	39,298	3,206	4	102,279
Capital expenditures (a)	187	14	201	21	17	38	—	—	239

	Construction Products			HVAC Products
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Other	Total
2007
Six Months ended June 30, 2007
Revenues from external customers	$45,525	$9,449	$54,974	$16,176	$14,399	$30,575	$9	$172	$85,730
Depreciation, depletion and amortization	2,029	61	2,090	211	300	511	36	—	2,637
Operating income (loss)	2,318	1,167	3,485	(679)	127	(552)	(1,477)	54	1,510
Segment assets (b)	53,002	7,398	60,400	22,810	13,101	35,911	2,140	59	98,510
Capital expenditures (c)	3,806	209	4,015	232	478	710	31	—	4,756
Quarter ended June 30, 2007
Revenues from external customers	$25,718	$4,531	$30,249	$6,794	$8,518	$15,312	$4	$86	$45,651
Depreciation, depletion and amortization	1,021	26	1,047	106	150	256	19	—	1,322
Operating income (loss)	2,845	571	3,416	(1,050)	76	(974)	(667)	27	1,802
Segment assets (b)	53,002	7,398	60,400	22,810	13,101	35,911	2,140	59	98,510
Capital expenditures (c)	715	65	780	89	149	238	9	—	1,027

(a)          Capital expenditures for the Evaporative Cooling segment include $8,000 of additions purchased on account.

(b)         Segment assets are as of December 29, 2007.

(c)          Capital expenditures for the Concrete, Aggregates and Construction Supplies segment include $46,000 of additions purchased on account and capital expenditures for the Evaporative Cooling segment include $59,000 of additions purchased on account.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last Annual Report on Form 10-K.

7.               Identifiable intangible assets as of June 28, 2008 include five non-compete agreements, a restrictive land covenant and customer relations. Collectively, these assets were carried at $1,049,000, net of $1,562,000 accumulated amortization. The pre-tax amortization expense for intangible assets during the quarter ended June 28, 2008 was $74,000 compared to $76,000 for the quarter ended June 30, 2007 and $150,000 and $165,000 for the six months ended June 28, 2008 and June 30, 2007, respectively. Based upon the intangible assets recorded on the balance sheet at June 28, 2008, amortization expense for the next five years is estimated to be as follows: 2008 – $300,000, 2009 – $294,000, 2010 – $262,000, 2011 – $101,000 and 2012 – $65,000.

8.               At June 28, 2008, the Company was not in compliance with the Cash Flow (EBITDA) requirement or the Leverage Ratio as defined in the Company’s loan agreement dated September 5, 2003 with LaSalle Bank National Association and Fifth Third Bank. The Company has entered into a First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement (First Amendment) dated August 12, 2008. The First Amendment waives the Events of Default previously noted. Repayment of the Term Loan ($11,600,000 at the time of the signing) will be repayable in quarterly installments of $414,286 with final payment of all outstanding Term Loan indebtedness on March 31, 2011. The First Amendment also extends the amount of availability under the revolving credit facility of $18,000,000 to December 31, 2008 at which time the amount is decreased to $15,000,000 to the termination date of June 30, 2009. The revolving credit line is used for seasonal or short-term cash needs and stand-by letter of credit. At June 28, 2008, the Company had outstanding stand-by letters of credit to insurance carriers totaling approximately $4,510,000 that collateralize the self-insured amounts under the Company’s risk management program. There was $11,000,000 of outstanding borrowings under the revolving credit line at June 28, 2008. The amounts outstanding under the First Amendment are collateralized by the Company’s accounts receivable, inventories, machinery and equipment (excluding licensed vehicles) and other assets (excluding real estate). The First Amendment established certain financial covenants similar in nature to those existing under the predecessor loan document. At the Company’s option, the term loan and revolving credit facility will bear interest at prime or a performance- based LIBOR rate. Based on the terms of the First Amendment and the Company’s performance for the twelve months ended June 28, 2008, the performance based rate will be LIBOR plus 3% or Prime plus 1% for both the Term Loan and borrowings under the revolving credit facility. The Company expects to be in compliance with the new covenants in future quarters.

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

Liquidity and Capital Resources

Sales of the Company’s HVAC products, other than fan coils, are seasonal and weather sensitive. Revenues in the Company’s Concrete, Aggregates and Construction Supplies segment are influenced by the level of construction activity and weather conditions along the Front Range of Colorado. Sales for the Door segment are not generally seasonal nor are they affected significantly by weather conditions. Historically, the Company has experienced operating losses during the first quarter except when construction activity is strong along the Front Range of Colorado and the weather is mild. Operating results typically improve in the second and third quarters reflecting more favorable weather conditions in Colorado and the seasonal sales of the Evaporative Cooling segment. Fourth quarter results can vary based on weather conditions in Colorado as well as in the principal markets for the Company’s heating equipment. The Company typically experiences operating cash flow deficits during the first half of the year reflecting operating results, the use of sales dating programs (extended payment terms) related to the Evaporative Cooling segment and payments of the prior year’s accrued incentive bonuses and Company profit-sharing contributions. As a result, the Company’s borrowings against its revolving credit facility tend to peak during the second quarter and then decline over the remainder of the year. Although this trend was not followed throughout 2007, the results during the first half of 2008 have more closely resembled the historical trend.

As expected, the Company’s cash flow during the first six months of 2008 was negative due to the seasonality of sales, production schedules and the sales dating programs related to the evaporative cooler product line. Operations used $2,239,000 of cash compared to the $1,105,000 of cash used during the first six months of 2007. The increased use of cash during the first six months of 2008 was due to the decline in operating results partially offset by changes in working capital accounts primarily a smaller net increase in accounts receivable and inventories during the first six months of 2008 as compared to the 2007 period. Receivables declined due to the lower sales. Partially offsetting the decline in receivables was an increase in inventories due to the lower sales and the timing of receipt and higher prices of raw material prices.

During the six months ended June 28, 2008, investing activities provided $271,000 of cash compared to using $4,314,000 in the prior year’s period. Capital expenditures were held to a minimum during the first half of 2008 due to the decline in sales and were primarily for routine replacements of equipment and the completion of improvements to the building purchased for the Door segment during 2007. The Concrete, Aggregates and Construction Materials segment sold the assets of a small aggregate operation (Table Mountain), during the first quarter of 2008 for approximately $720,000 (including the buyer’s assumption of just over $85,000 of liabilities associated with the property) resulting in a pre-tax gain of about $344,000. Table Mountain did not provide aggregates to the Company’s ready-mix operations and management did not consider it to be a strategic part of its business. The proceeds from the sale of assets for 2007 included $230,000 received from the June sale of stock received from the demutualization of an insurance company that provides life insurance benefits to our employees.

Financing activities provided $1,881,000 during the first six months of 2008 compared to $5,488,000 provided during the first six months of 2007. All scheduled debt repayments were made during the first six months of both 2008 and 2007. As expected, the Company borrowed against its revolving credit facility during the first six months of 2008. During the first six months of 2008, the highest amount of Company borrowings outstanding under the revolving credit agreement was $12,500,000 and the average amount outstanding was $9,355,000. See footnote 8 for details regarding the First Amendment to the loan agreement signed August 11, 2008.

The Company believes that anticipated cash flow from operations, supplemented by seasonal borrowings against the revolving line of credit, (of which $11,000,000 was outstanding at June 28, 2008) will be sufficient to cover expected cash needs, including servicing debt and planned capital expenditures for at least the next twelve months.

Operations – Comparison of Quarter Ended June 28, 2008 to Quarter Ended June 30, 2007

Historically, the Company has experienced improved operating results during the second quarter as sales in the Concrete, Aggregates and Construction Supplies segment increase due to weather more conducive to construction activity. The 2008 operating results, although still reporting a loss, were consistent with this trend. Consolidated sales during the second quarter of 2008 were $41,761,000 compared to $45,651,000 in the second quarter of 2007.

The Heating and Cooling and the Evaporative Cooling segments both reported increased sales for the quarter while the Concrete, Aggregates and Construction Supplies segment and the Door segment reported declines.

Cost of sales as a percentage of sales increased from 81.6% to 84.4% primarily due to narrower margins in the Concrete, Aggregates and Construction Supplies segment although the Evaporative Cooling segment also reported a modest decline in margins. Selling and administrative costs decreased 3.3% but increased as a percentage of sales, from 11.6% to 12.2%, due to the lower sales volume. The reduction in selling and administrative costs was largely due to the lower sales volume. Costs related to implementation of the provisions of the Sarbanes-Oxley of 2002 and consulting fees, particularly at the Corporate Office, partially offset the reduction. The resulting operating income of $127,000 lagged behind the $1,802,000 reported for the second quarter of 2007.

Interest expense decreased from $368,000 for the second quarter of 2007 to $288,000 in the 2008 quarter due lower interest rates.

The decrease in other income was due to a $230,000 gain during the second quarter of 2007 on the sale of stock received from the demutualization an insurance company that provides life insurance to our employees.

A discussion of operations by segment follows.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products group for the quarters ended June 28, 2008 and July 30, 2007 (amounts in thousands):

	Concrete, Aggregates and Construction Supplies	Doors
Quarter ended June 28, 2008
Revenues from external customers	$20,875	$3,865
Segment operating income	1,156	368
Operating income as a percent of sales	5.5%	9.5%
Segment assets as of June 28, 2008	$52,997	$6,774
Return on assets	2.2%	5.4%

Quarter ended June 30, 2007
Revenues from external customers	$25,718	$4,531
Segment operating income	2,845	571
Operating income as a percent of sales	11.1%	12.6%
Segment assets as of June 30, 2007	$61,545	$5,804
Return on assets	4.6%	9.8%

Concrete, Aggregates and Construction Supplies Segment

Sales in the Concrete, Aggregates and Construction Supplies segment for the second quarter of 2008 declined 18.8% from the prior year’s comparable quarter. All three product lines of this segment reported lower sales for the quarter ended June 28, 2008 compared to the second quarter of 2007 due to the reduced construction activity along the Front Range of Colorado, especially housing construction. Profit margins for the segment declined as material and delivery costs, including fuel, continued to rise. Selling prices were unable to recapture these increases due to competitive pressures created by the reduced construction activity. In addition, the 2007 second quarter results were aided by the recovery of $725,000 from our insurance carrier as settlement of flood claims that occurred during the third quarter of 2006. All expenses incurred to repair the damage and resume production had been recognized in cost of sales as incurred. Both quarries were back in operation by the end of 2006 although some measures to mitigate future vulnerability were performed in 2007. No recovery was anticipated or recorded prior to receipt of the settlement during the second quarter of 2007.

Operating income for the second quarter of 2008 was $1,156,000 compared to$2,845,000 for the comparable 2007 quarter primarily due to the reduced sales and the narrower margins. Selling and administrative costs declined in line with the decrease in sales, therefore remaining at approximately the same percentage of sales between the two quarters. As a result, both operating income as a percent of sales and the return on assets declined in the second quarter of 2008 from the second quarter of 2007. Segment assets declined $8,548,000 from June 30, 2007 to June 28, 2008 due to a lower receivables balance as a result of the reduced sales and lower net property, plant and equipment due to depreciation that outpaced capital expenditures.

Door Segment

Door segment sales declined $666,000, or 14.7%, during the second quarter of 2008 from the comparable 2007 quarter. Sales during a specific quarter can be heavily influenced by customer requests to either accelerate or delay shipments of jobs to better coincide with their own construction schedules. Sales are also influenced by the level of construction activity but the effect is generally slower to appear as the products supplied by this segment, when sold for new construction, are some of the last items installed on a project. The reduction in sales, therefore, reflects both the effect of the decline in construction activity over the past year and the timing of shipments as the backlog has only declined approximately 3% from the level at the end of the 2007 quarter. Margins declined principally due to the lower sales volume.

Operating income declined from $571,000 during the second quarter of 2007 to $368,000 for the 2008 quarter primarily as a result of the lower sales volume. Selling and administrative costs increased approximately 16% during the 2008 quarter due to expenses related to the consolidation of the Colorado Springs operations into the new facility and the addition of two employees. As a result, both operating income as a percent of sales and return on assets declined in the second quarter of 2008 from the prior year’s quarter.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products group for the quarters ended June 28, 2008 and June 30, 2007 (amounts in thousands):

	Heating and Cooling	Evaporative Cooling
Quarter ended June 28, 2008
Revenues from external customers	$8,081	$8,850
Segment operating (loss) income	(779)	148
Operating (loss) income as a percent of sales	(9.6)%	1.7%
Segment assets as of June 28, 2008	$23,861	$15,437
Return on assets	(3.3)%	1.0%

Quarter ended June 30, 2007
Revenues from external customers	$6,794	$8,518
Segment operating (loss) income	(1,050)	76
Operating (loss) income as a percent of sales	(15.5)%	.9%
Segment assets as of June 30, 2007	$19,886	$14,426
Return on assets	(5.3)%	.5%

Heating and Cooling Segment

Sales in the Heating and Cooling segment were $8,081,000 for the second quarter of 2008, an increase of $1,287,000, or 18.9%, from the comparable 2007 quarter. Fan coil volume accounted for the increase with sales rising nearly 31% from the prior year’s quarter. This increase was the result of the continuing beneficial effect of the restructured sales representative network which was completed in late 2005 and favorable market conditions. Furnace volume remained relatively flat. Cost of sales as a percentage of sales decreased during the second quarter of 2008 to 88.2% from 90.6% for the comparable quarter of 2007 as pricing began to catch up with the rise in commodity prices, notably copper and steel. Partially offsetting this improvement was steel costs which soared during the quarter. Already announced sales price increases should recover some of these higher costs as the units are sold over the next two quarters.

The operating loss for the 2008 quarter was reduced from $1,050,000 during the second quarter of 2007 to $779,000. Selling and administrative expenses were slightly higher primarily due to increased legal, audit and other professional services; however they were lower as a percentage of sales. As a result of the reduced loss, both operating loss as a percent of sales and return on assets improved in the 2008 quarter from the prior year’s quarter.

Evaporative Cooling Segment

Sales in the Evaporative Cooling segment improved slightly to $8,850,000, or 3.9%, during the second quarter of 2008 from the comparable 2007 quarter. Slow sales during April and May due to cool weather in the markets served was somewhat offset by hotter temperatures in June when sales exceeded June, 2007 sales.

Operating income improved to $148,000 compared to $76,000 for the second quarter of 2007. The improvement was the result of a reduction of some manufacturing costs, including workers compensation claims. The above savings were largely offset by increased steel prices which occurred after 2008 product prices were established. Competitive pressures restricted the company’s ability to fully increase selling prices in response to the cost increases. Both operating income as a percent of sales and return on assets improved in the 2008 quarter from the prior year’s quarter.

Operations - Comparison of Six Months Ended June 28, 2008 to Six Months Ended June 30, 2007

Consolidated sales during the first half of 2008 were $76,273,000 compared to $85,730,000 during the first half of 2007. The decline was largely due to the decrease in the Concrete, Aggregates and Construction Supplies segment although the Door and Evaporative Cooling segments also experienced declining sales. The Heating and Cooling segment reported increased sales for the six months ended June 28, 2008 compared to the six months ended June 30, 2007. Cost of sales as a percentage of sales increased from 82.9% for the first half of 2007 to 85.3% during the first half of 2008. The increased cost of sales ratio was largely due to lower volume in the Concrete, Aggregates and Construction Supplies segment and the recovery of $725,000 from an insurance claim during the 2007 period as noted in the discussion of the second quarter results above. Selling and administrative costs declined primarily related to the decrease in sales but increased as a percentage of sales due to increased costs related to the implementation of the provisions of the Sarbanes-Oxley Act of 2002 and consulting fees, particularly at the Corporate Office. The above factors resulted in an operating loss of $1,352,000 for the first six months of 2008 compared to operating income of $1,510,000 reported for the first six months of 2007. As noted above, other income for the first half of 2007 included a $230,000 gain on the sale of stock received from the demutualization of an insurance company that provides life insurance benefits to our employees.

A discussion of operations by segment follows.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products group for the six months ended June 28, 2008 and June 30, 2007 (amounts in thousands):

	Concrete, Aggregates and Construction Supplies	Doors
Six Months ended June 28, 2008
Revenues from external customers	$34,664	$7,625
Segment operating (loss) income	(728)	786
Operating (loss) income as a percent of sales	(2.1)%	10.3%
Segment assets as of June 28, 2008	$52,997	$6,774
Return on assets	(1.4)%	11.6%

Six Months ended June 30, 2007
Revenues from external customers	$45,525	$9,449
Segment operating income	2,318	1,167
Operating income as a percent of sales	5.1%	12.4%
Segment assets as of June 30, 2007	$61,545	$5,804
Return on assets	3.8%	20.1%

Concrete, Aggregates and Construction Supplies Segment

Sales in the Concrete, Aggregates and Construction Supplies segment for the first six months of 2008 decreased 23.9% from the comparable 2007 period. As with the second quarter, all three product lines of this segment reported lower sales for the first six months of 2008 compared to the comparable 2007 period for the reasons noted in the discussion of the second quarter’s results above. Similar to the results of the second quarter, margins declined due to the decreased volume and the fixed nature of many of the costs in this segment, most notably batching and delivery costs. Margins during the first quarter of both 2007 and 2008 were actually negative due to the above factors. As noted above, margins for the construction supply products improved despite the decline in sales.

Operating results declined to a loss of $728,000 during the 2008 period from a profit of $2,318,000 during the comparable 2007 period. The decline was due to the reduced sales volume and margins for the concrete and aggregates lines. In addition, the recovery of the $725,000 insurance claim during the 2007 period, discussed above, was a factor in the decrease in 2008 operating results. For the first six months of 2008, selling and administrative expenses were reduced but increased as a percent of sales. As a result, both operating results as a percent of sales and return on assets declined for the six months ended June 28, 2008 compared to the six months ended June 30, 2007.

Door Segment

Sales in the Door segment for the first six months of 2008 decreased $1,824,000 from the comparable 2007 period due to the lower construction activity and the timing of shipments as described in the above discussion for the current quarter.

Operating income also declined from $1,167,000 during the first half of 2007 to $786,000 for the first half of 2008 due to lower sales volume and the expenses associated with the consolidation of the Colorado Springs operations into the new facility. As a result, both operating income as a percent of sales and the return on assets declined during the six months ended June 28, 2008 compared to the six months ended June 30, 2007.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products group for the six months ended June 28, 2008 and June 30, 2007 (amounts in thousands):

	Heating and Cooling	Evaporative Cooling
Six Months ended June 28, 2008
Revenues from external customers	$19,604	$14,199
Segment operating (loss) income	(422)	530
Operating (loss) income as a percent of sales	(2.2)%	3.7%
Segment assets as of June 28, 2008	$23,861	$15,437
Return on assets	(1.8)%	3.4%

Six Months ended June 30, 2007
Revenues from external customers	$16,176	$14,399
Segment operating (loss) income	(679)	127
Operating (loss) income as a percent of sales	(4.2)%	.9%
Segment assets as of June 30, 2007	$19,886	$14,426
Return on assets	(3.4)%	.9%

Heating and Cooling Segment

Sales in the Heating and Cooling segment increased $3,428,000, or 21.2%, during the first six months of 2008 over the comparable 2007 period. As with the quarter’s results above, fan coil volume was responsible for the increase as furnace volume for the six months trailed the 2007 period by approximately 6% due to milder weather during the first quarter of 2008.

The operating loss narrowed from $679,000 during the first six months of 2007 to a loss of $422,000 for the 2008 period. Cost of sales as a percent of sales increased from 83% to 84.9% due to the reasons noted in the quarter’s discussion above. Selling and administrative costs increased slightly due to higher marketing costs associated with the fan coil line but declined over 3% as a percentage of sales. As a result of the improved margins, both operating loss as a percent of sales and the return on assets improved for the first six months of 2008 compared to the prior year’s period.

Evaporative Cooling Segment

Sales in the Evaporative Cooling segment declined $200,000, or 1.4%, during the first six months of 2008 over the comparable 2007 period. The decrease in sales was almost entirely due to slow sales during March and April resulting from milder weather during 2008 compared to 2007. Hotter, less humid weather arrived in May and June but it was too late to reach last year’s sales level.

The segment reported operating income of $530,000 for the first six months of 2008 compared to $127,000 for the comparable 2007 period. The improved operating results were the result of improved labor efficiencies in the plant and the reduction of workers’ compensation expense due fewer new claims and closing of some open claims at lower amounts than anticipated. Increased steel prices partially offset these gains. Selling and administrative expenses declined during the first six months of 2008 both in dollars and as a percentage of sales compared to the comparable 2007 period largely due to lower advertising and compensation costs. As a result, both operating results as a percent of sales and return on assets increased in the first six months of 2008 from the prior year’s period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 28, 2008 and December 29, 2007 and affect the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates.

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

OUTLOOK

With regard to the Concrete, Aggregates and Construction Supplies segment, the softening of construction activity nationwide, and notably along the Front Range of Colorado which our companies serve, continues with no clear indication as to when the recovery might begin. Concrete and aggregates volume and pricing throughout our Colorado markets will remain under pressure for the foreseeable future as aggressive competition vies for volume. The sales volume and pricing in the Door division is also beginning to feel the effects of the construction slow-down. Although the backlog remains strong, bidding on recent jobs indicates that pricing is becoming more competitive with narrower margins.

Sales of the Evaporative Cooling segment are not expected to grow significantly and will remain weather sensitive. The recent increase in steel prices has reduced margins.

The Heating and Cooling segment expects to continue at roughly its current sales volume however, increased steel prices may also affect the margins of this product line. Sales of fan coil products are expected to continue to grow as a result of favorable market conditions (commercial and industrial construction throughout the country has not declined to the extent that housing construction has) and the restructured sales representative network and marketing efforts.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. This statement defines fair value in generally accepted accounting principles and expands disclosures about fair value measurements that are required or permitted under other accounting pronouncements. This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company’s adoption of this statement had an immaterial impact on its consolidated financial position, results of operations and cash flows. The Company also adopted the deferral provisions of FASB Staff Position (FSP) FAS 157-2, which delayed the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133,” which requires enhanced disclosures for derivative and hedging activities. SFAS No. 161 becomes effective in the first quarter of 2009 and is not expected to have any impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”

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

MATERIAL CHANGES TO CONTRACTUAL OBLIGATIONS

There were no material changes to contractual obligations that occurred during the quarter ended June 28, 2008. Subsequent to the end of the quarter, the Company entered into a First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement dated August 11, 2008 as more fully described in Note 8 above. The First Amendment is filed as Exhibit 10.1 to this report on Form 10-Q.

FORWARD-LOOKING STATEMENTS

The foregoing discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements are based on the beliefs of the Company’s management as well as on assumptions made by and information available to the Company at the time such statements were made.  When used in this Report, words such as “anticipates,” “believes,” “contemplates,” “estimates,” “expects,” “plans,” “projects,” and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of factors including but not limited to: weather, interest rates, availability and cost of raw materials, national and local economic conditions and competitive forces. Some of these factors are discussed in more detail in the Company’s 2007 Annual Report on Form 10-K. Changes in accounting pronouncements could also alter projected results. Forward-looking statements speak only as of the date they were made, and the Company undertakes no obligation to publicly update them.

Item 3.        Quantitative And Qualitative Disclosures About Market Risk

There were no material changes in the market risks nor legal proceedings that the Company is exposed to since those discussed in the Company’s 2007 Annual Report on Form 10-K.

Item 4.        Controls and Procedures

(a)                  Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 28, 2008. Based on that evaluation, they have concluded that the Company’s disclosure controls and procedures as of such date are effective and are reasonably designed to ensure that all material information relating to the Company (including its subsidiaries) is accumulated and communicated to management to allow timely decisions regarding required disclosure and to ensure that all material information required to be disclosed in this quarterly report is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)                 Changes in Internal Control Over Financial Reporting.

The Company continually reassesses our internal control over financial reporting and makes changes as deemed prudent. We did not identify any material weaknesses in our review of internal control, and no significant changes in the Company’s internal control over financial reporting occurred during the quarter ended June 28, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases made by the Company of its common stock for the period March 30, 2008 through June 28, 2008. The shares were purchased from the Continental Materials Corporation Employees Profit Sharing Retirement Plan. The shares became available due to changes in participants’ accounts. The Company purchased the shares as an alternative to the Plan Administrator selling the shares on the open market.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 30 – April 26, 2008	—	$—	—	$1,349,255
April 27 – May 24, 2008	810	23.10	810	1,330,544
May 25 – June 28, 2008	—	—	—	1,330,544
Total	810	$23.10	810	$1,330,544

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

Item 4.        Submission of Matters to a Vote of Security Holders

(a)                      The 2008 Annual Meeting of the Stockholders of the Company was held on May 28, 2008.

(b)                     At that meeting, three individuals, all of whom are current directors, were elected to serve until the 2011 Annual Meeting by the following votes:

Director	Shares For	Shares Against	Shares Withheld
Ralph W. Gidwitz	1,481,649	—	80,984
Peter E. Thieriot	1,551,709	—	10,924
Theodore R. Tetzlaff	1,369,109	—	193,524

There were no broker non-votes.

The following directors’ terms of office continued after the 2008 Meeting until the Annual Meetings of the respective years as set forth opposite their names below:

Directors	Expiration of Term
Thomas H. Carmody	2009
Ronald J. Gidwitz	2009
Darrell M. Trent	2009
William D. Andrews	2010
Betsy R. Gidwitz	2010
James G. Gidwitz	2010

(c)                      In addition to the above election, the appointment of the independent registered public accounting firm of Deloitte & Touche LLP was ratified by the following vote:

For	Against	Abstain
1,561,334	—	1,160

There were no broker non-votes.

(d)                     Not applicable.

Item 6.                                   Exhibits

Exhibit No.	Description

10.1	First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement dated as of August 12, 2008, by and among the Company, LaSalle Bank National Association and Fifth Third Bank.

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

CONTINENTAL MATERIALS CORPORATION

Date:	August 12, 2008	By:	/s/ Joseph J. Sum
Joseph J. Sum, Vice President
and Chief Financial Officer