Form 10-Q
period 2008-09-27
CONTINENTAL MATERIALS CORP
filed 2008-11-17
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act).

Yes  ☐        No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.25 par value, shares outstanding at November 5, 2008                                1,599,070

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 27, 2008 and DECEMBER 29, 2007

(Unaudited)

(000’s omitted except share data)

	SEPTEMBER 27,	DECEMBER 29,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$1,920	$3,326
Receivables, net	25,398	22,652
Receivable for insured losses	2,479	1,548
Inventories:
Finished goods	10,803	7,940
Work in process	1,369	1,372
Raw materials and supplies	12,965	9,915
Prepaid expenses	5,393	5,508
Total current assets	60,327	52,261

Property, plant and equipment, net	31,658	34,917

Goodwill	7,829	7,829
Amortizable intangible assets, net	972	1,198
Other assets	1,582	2,305

	$102,368	$98,510

LIABILITIES
Current liabilities:
Revolving bank loan payable	$10,700	$7,900
Current portion of long-term debt	1,657	2,400
Accounts payable and accrued expenses	20,840	17,912
Liability for unpaid claims covered by insurance	2,479	1,548
Income taxes	—	19
Total current liabilities	35,676	28,879

Long-term debt	9,529	10,400
Deferred income taxes	3,848	3,848
Other long-term liabilities	1,695	1,796

SHAREHOLDERS’ EQUITY
Common shares, $0.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,830	1,830
Retained earnings	65,762	66,810
Treasury shares, 975,986 and 972,170, at cost	(16,615)	(16,596)
	51,620	52,687

	$102,368	$98,510

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE THREE MONTHS ENDED SEPTEMBER 27, 2008 AND SEPTEMBER 29, 2007

(Unaudited)

(000’s omitted except per-share amounts)

	SEPTEMBER 27,	SEPTEMBER 29,
	2008	2007

Sales	$41,454	$42,288

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	35,192	36,701
Depreciation, depletion and amortization	1,267	1,309
Selling and administrative	4,187	4,396

Gain on disposition of property and equipment	8	53
	40,638	42,353

Operating income (loss)	816	(65)

Interest expense	(353)	(341)
Other income, net	15	27

Income (loss) before income taxes	478	(379)

Provision (benefit) for income taxes	128	(389)

Net income	350	10

Retained earnings, beginning of period	65,412	68,231

Retained earnings, end of period	$65,762	$68,241

Basic and diluted earnings per share	$.22	$.01

Average shares outstanding	1,599	1,603

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE NINE MONTHS ENDED SEPTEMBER 27, 2008 AND SEPTEMBER 29, 2007

(Unaudited)

(000’s omitted except per-share amounts)

	SEPTEMBER 27,	SEPTEMBER 29,
	2008	2007

Sales	$117,727	$128,018

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	100,246	107,748
Depreciation, depletion and amortization	3,920	3,946
Selling and administrative	14,489	14,965

Gain on disposition of property and equipment	392	86
	118,263	126,573

Operating (loss) income	(536)	1,445

Interest expense	(971)	(922)
Other income, net	14	306

(Loss) income before income taxes	(1,493)	829

Benefit for income taxes	(445)	(39)

Net (loss) income	(1,048)	868

Retained earnings, beginning of period	66,810	67,373

Retained earnings, end of period	$65,762	$68,241

Basic and diluted (loss) earnings per share	$(.66)	$.54

Average shares outstanding	1,600	1,603

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 27, 2008 AND SEPTEMBER 29, 2007

(Unaudited)

(000’s omitted)

	SEPTEMBER 27, 2008	SEPTEMBER 29, 2007

Net cash (used in) provided by operating activities	$(2,444)	$418

Investing activities:
Capital expenditures	(815)	(6,996)
Proceeds from sale of assets	686	370
Net cash used in investing activities	(129)	(6,626)

Financing activities:
Borrowings under revolving credit facility, net	2,800	8,700
Repayment of long-term debt	(1,614)	(2,099)
Payment to acquire treasury stock	(19)	(70)
Other	—	91
Net cash provided by financing activities	1,167	6,622

Net (decrease) increase in cash and cash equivalents	(1,406)	414
Cash and cash equivalents:
Beginning of period	3,326	2,770

End of period	$1,920	$3,184

Supplemental disclosures of cash flow items:
Cash paid (refunded) during the nine months for:
Interest	$1,098	$1,061
Income taxes	(21)	545
Supplemental disclosures of noncash investing and financing activities
Capital expenditures purchased on account	$—	$45
Buyer’s assumption of liabilities	85	—

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

NOTES TO THE QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED SEPTEMBER 27, 2008

(Unaudited)

1.               The unaudited interim condensed consolidated financial statements included herein are prepared pursuant to the Securities and Exchange Commission rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual consolidated financial statements have been omitted. The interim condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K. In the opinion of management, the condensed consolidated financial statements include all adjustments (none of which were other than normal recurring adjustments necessary for a fair statement of the results for the interim periods.

2.               Our effective income tax rate is based on expected income, statutory tax rates and tax positions taken in the various jurisdictions in which we operate. For interim financial reporting, we estimate the annual effective rate based on the projected taxable income for the full year and record a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, we refine the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to our expected effective income tax rate for the year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual income tax rate. For the nine months ended September 27, 2008, we utilized the effective rate based upon projected operating results for the full year and recorded an income tax provision for the third quarter such that the nine month year-to-date rate reflected the estimated annual income tax rate. Significant judgment is required in determining our effective income tax rate and in evaluating our tax positions.

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

There was no cumulative adjustment to retained earnings required as a result of the implementation of FIN 48. The gross amount of unrecognized tax benefits at December 29, 2007 was $328,000 of which $74,000 would affect the effective tax rate. The gross amount of unrecognized tax benefits at September 27, 2008 was $326,000 of which $52,000 would affect the effective tax rate.

We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. Accrued interest and penalties included in our total liability for unrecognized tax benefits were approximately $101,000 as of September 27, 2008 and $69,000 as of December 29, 2007.

The United States Federal and various state statutes of limitations expire during the third and fourth quarters of 2008 for our 2004 tax year. There are no amounts included in the balance at September 27, 2008 that are related to tax positions expected to be resolved within 12 months of this reporting date.

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

The Company designates the cash equivalents as Level 1, as they are money market accounts backed by U. S. Treasury Bills. As of September 27, 2008, and December 29, 2007, the Company did not have any cash equivalents, therefore there were no assets measured at fair value.

4.               Operating results for the first nine months of 2008 are not necessarily indicative of performance for the entire year. Historically, sales of the Evaporative Cooling segment are higher in the first and second quarters, sales of the Concrete, Aggregates and Construction Supplies segment are higher in the second and third quarters and sales of the Heating and Cooling segment are higher in the third and fourth quarters. Sales of the Door segment have not shown strong seasonal fluctuations in recent years.

5.               There is no difference in the calculation of basic and diluted earnings per share (EPS) for the three-month or nine-month periods ended September 27, 2008 and September 29, 2007.

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

The following table presents information about reported segments for the three-month and nine-month periods ended September 27, 2008 and September 29, 2007 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

	Construction Products			HVAC Products
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Other	Total
2008
Nine Months ended September 27, 2008
Revenues from external customers	$58,026	$12,187	$70,213	$29,134	$18,109	$47,243	$13	$258	$117,727
Depreciation, depletion and amortization	3,012	100	3,112	338	413	751	57	—	3,920
Operating income (loss)	462	1,434	1,896	(1,017)	459	(558)	(1,955)	81	(536)
Segment assets	53,000	7,308	60,308	26,630	12,162	38,792	3,205	63	102,368
Capital expenditures	550	112	662	51	97	148	6	—	816
Quarter ended September 27, 2008
Revenues from external customers	$23,362	$4,562	$27,924	$9,530	$3,910	$13,440	$4	$86	$41,454
Depreciation, depletion and amortization	962	35	997	113	138	251	19	—	1,267
Operating income (loss)	1,190	648	1,838	(595)	(71)	(666)	(383)	27	816
Segment assets	53,000	7,308	60,308	26,630	12,162	38,792	3,205	63	102,368
Capital expenditures	359	12	371	—	29	29	1	—	401

	Construction Products			HVAC Products
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Other	Total
2007
Nine Months ended September 29, 2007
Revenues from external customers	$71,110	$13,733	$84,843	$24,297	$18,607	$42,904	$13	$258	$128,018
Depreciation, depletion and amortization	3,047	79	3,126	315	450	765	55	—	3,946
Operating income (loss)	3,656	1,627	5,283	(1,503)	(366)	(1,869)	(2,050)	81	1,445
Segment assets (a)	53,002	7,398	60,400	22,810	13,101	35,911	2,140	59	98,510
Capital expenditures (b)	4,301	1,509	5,810	627	567	1,194	37	—	7,041
Quarter ended September 29, 2007
Revenues from external customers	$25,585	$4,284	$29,869	$8,121	$4,208	$12,329	$4	$86	$42,288
Depreciation, depletion and amortization	1,018	18	1,036	104	150	254	19	—	1,309
Operating income (loss)	1,338	460	1,798	(824)	(493)	(1,317)	(573)	27	(65)
Segment assets (a)	53,002	7,398	60,400	22,810	13,101	35,911	2,140	59	98,510
Capital expenditures (b)	495	1,300	1,795	395	89	484	6	—	2,285

(a)          Segment assets are as of December 29, 2007.

(b)         Capital expenditures for the Evaporative Cooling segment include $45 of additions purchased on account.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last Annual Report on Form 10-K.

7.               Identifiable intangible assets as of September 27, 2008 include five non-compete agreements, a restrictive land covenant and customer relations. Collectively, these assets were carried at $972,000, net of $1,638,000 accumulated amortization. The pre-tax amortization expense for intangible assets during the quarter ended September 27, 2008 was $76,000 compared to $78,000 for the quarter ended September 29, 2007 and $226,000 and $243,000 for the nine months ended September 27, 2008 and September 29, 2007, respectively. Based upon the intangible assets recorded on the balance sheet at September 27, 2008, amortization expense for the next five years is estimated to be as follows: 2008 – $300,000, 2009 – $294,000, 2010 – $262,000, 2011 – $101,000 and 2012 – $65,000.

8.               On August 12, 2008, the Company entered into a First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement (First Amendment). The First Amendment adjusted the quarterly repayment amounts of the Term Loan ($11,600,000 at the time of the signing) to $414,286 with final payment of all outstanding Term Loan indebtedness on March 31, 2011. The First Amendment also extended the $18,000,000 available under the revolving credit facility to December 31, 2008 at which time the amount is decreased to $15,000,000 through the termination date of June 30, 2009. The revolving credit line is used for seasonal or short-term cash needs and stand-by letter of credit. At September 27, 2008, the Company had outstanding stand-by letters of credit to insurance carriers totaling approximately $4,510,000 that collateralize the self-insured amounts under the Company’s risk management program. There was $10,700,000 of outstanding borrowings under the revolving credit line at

9.               September 27, 2008. The amounts outstanding under the First Amendment are collateralized by the Company’s accounts receivable, inventories, machinery and equipment (excluding licensed vehicles) and other assets (excluding real estate). The First Amendment established certain financial covenants similar in nature to those existing under the predecessor loan agreement. At the Company’s option, the term loan and revolving credit facility will bear interest at prime or a performance-based LIBOR rate. Based on the terms of the First Amendment and the Company’s performance for the twelve months ended September 27, 2008, the performance based rate will be LIBOR plus 3% or Prime plus 1% for both the Term Loan and borrowings under the revolving credit facility. The Company was in compliance with the new covenants as of September 27, 2008 and expects to remain in compliance with the new covenants in future quarters.

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

Liquidity and Capital Resources

Sales of the Company’s HVAC products, other than fan coils, are seasonal and weather sensitive. Revenues in the Company’s Concrete, Aggregates and Construction Supplies segment are influenced by the level of construction activity and weather conditions along the Front Range of Colorado. Sales for the Door segment are not generally seasonal nor are they affected significantly by weather conditions. Historically, the Company has experienced operating losses during the first quarter except when construction activity is strong along the Front Range of Colorado and the weather is mild. Operating results typically improve in the second and third quarters reflecting more favorable weather conditions in Colorado and the seasonal sales of the Evaporative Cooling segment. Fourth quarter results can vary based on weather conditions in Colorado as well as in the principal markets for the Company’s heating equipment. The Company typically experiences operating cash flow deficits during the first half of the year reflecting operating results, the use of sales dating programs (extended payment terms) related to the Evaporative Cooling segment and payments of the prior year’s accrued incentive bonuses and Company profit-sharing contributions. As a result, the Company’s borrowings against its revolving credit facility tend to peak during the second quarter and then decline over the remainder of the year. Neither the results of the 2007 year nor the first nine months of 2008 have followed the historical trend.

The Company’s operations used $2,444,000 of cash during the first nine months of 2008 compared to providing $418,000 of cash during the first nine months of fiscal 2007. The increased use of cash in 2008 was due to the decline in operating income and higher working capital levels. Receivables increased due to slower paying customers who are extending payments during this slower economic time. Inventories increased due to higher costs of raw materials the longer lead time required for imported raw materials and some timing of purchases.

During the nine months ended September 27, 2008, investing activities used $129,000 of cash compared to using $6,626,000 in the first nine months of fiscal 2007. Capital expenditures were held to a minimum during the first nine months of 2008 due to the decline in sales and were primarily for routine replacements of equipment and the completion of improvements to the building purchased for the Door segment during 2007. The Concrete, Aggregates and Construction Materials segment sold the assets of a small aggregate operation (Table Mountain), during the first quarter of 2008 for approximately $720,000 (including the buyer’s assumption of just over $85,000 of liabilities associated with the property) resulting in a pre-tax gain of about $344,000. Table Mountain did not provide aggregates to the Company’s ready-mix operations and management did not consider it to be a strategic part of its business. The proceeds from the sale of assets for 2007 included $230,000 received from the June sale of stock received from the demutualization of an insurance company that provides life insurance benefits to our employees.

Financing activities provided $1,167,000 during the first nine months of 2008 compared to $6,622,000 provided during the first nine months of 2007. Although the Company repaid $300,000 of the borrowings under the revolving credit facility during the third quarter of 2008, for the nine months ended September 27, 2008 the Company borrowed $2,800,000 compared to the $8,700,000 borrowed against the revolving credit facility during the first nine months of 2007. All scheduled debt repayments were made during the first nine months of both 2008 and 2007. During the first nine months of 2008, the highest amount of Company borrowings outstanding under the revolving credit agreement was $13,100,000 and the average amount outstanding was $9,873,000.

The Company believes that anticipated cash flow from operations during the fourth quarter will be sufficient to accommodate the reduction in the revolving credit facility at December 31, 2008. In addition, the Company believes that anticipated cash flow from operations, supplemented by seasonal borrowings against the revolving line of credit, (of which $10,700,000 was outstanding at September 27, 2008) will be sufficient to cover expected cash needs, including servicing debt and planned capital expenditures for at least the next twelve months. Our existing revolving line of credit expires June 30, 2009, however we expect to be able to renew or extend the line either with our current lenders or with other financing sources beyond June 30, 2009.

Operations – Comparison of Quarter Ended September 27, 2008 to Quarter Ended September 29, 2007

Historically, the Company has experienced improved operating results during the third quarter as sales in the Concrete, Aggregates and Construction Supplies segment increase due to weather more conducive to construction activity. The 2008 operating results were consistent with this trend.

Consolidated sales during the third quarter of 2008 were $41,454,000 compared to $42,288,000 in the third quarter of 2007. The Heating and Cooling and the Door segments both reported increased sales for the quarter while the Concrete, Aggregates and Construction Supplies segment and the Evaporative Cooling segment reported declines.

Cost of sales as a percentage of sales decreased from 86.8% to 84.9% largely due higher margins in the Heating and Cooling segment and the Evaporative Cooling segment although the margins of all of the segments improved. Selling and administrative costs decreased $209,000 while also declining as a percentage of sales from 10.4% to 10.1%. The decrease for the 2008 quarter as compared to the third quarter of 2007 was due to reductions made to compensation accruals. Incentive compensation accruals were reduced as operating results deteriorated in conjunction with the slowing economy. The reduction in the cost of sales as a percentage of sales was the result of a lower level of workers’ compensation claims and other cost reductions. Operating results thus improved from a loss of $65,000 in 2007 to income of $816,000 reported for the third quarter of 2008.

Interest expense increased only slightly from $341,000 for the third quarter of 2007 to $353,000 in the 2008 quarter despite higher average borrowings, due to lower interest rates.

A discussion of operations by segment follows.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products group for the quarters ended September 27, 2008 and September 29, 2007 (dollar amounts in thousands):

	Concrete, Aggregates and Construction Supplies	Doors
Quarter ended September 27, 2008
Revenues from external customers	$23,362	$4,562
Segment operating income	1,190	648
Operating income as a percent of sales	5.1%	14.2%
Segment assets as of September 27, 2008	$53,000	$7,308
Return on assets	2.2%	8.9%

Quarter ended September 29, 2007
Revenues from external customers	$25,585	$4,284
Segment operating income	1,338	460
Operating income as a percent of sales	5.2%	10.7%
Segment assets as of September 29, 2007	$58,280	$7,128
Return on assets	2.3%	6.5%

Concrete, Aggregates and Construction Supplies Segment

Sales in the Concrete, Aggregates and Construction Supplies segment for the third quarter of 2008 declined 8.7% from the prior year’s comparable quarter. All three product lines of this segment reported lower sales volumes for the quarter ended September 27, 2008 compared to the third quarter of 2007 due to the reduced construction activity along the Front Range of Colorado, especially housing construction. Profit margins for the segment improved slightly primarily due to a reduction in workers’ compensation claims. Selling prices declined slightly due to competitive pressures created by the reduced construction activity.

Selling and administrative costs declined in line with the decrease in sales; however they increased slightly as a percentage of sales between the two quarters due to the fixed nature of some of the costs. Operating income for the third quarter of 2008 was $1,190,000 compared to $1,338,000 for the comparable 2007 quarter primarily due to the reduced sales. Despite the reduction in sales, both operating income as a percent of sales and the return on assets declined only slightly due to the improved margins in the third quarter of 2008 compared to the third quarter of 2007. Segment assets declined $5,280,000 from September 29, 2007 to September 27, 2008 as depreciation outpaced capital expenditures.

Door Segment

Door segment sales increased $278,000, or 6.5%, during the third quarter of 2008 from the comparable 2007 quarter. Sales during a specific quarter can be heavily influenced by customer requests to either accelerate or delay shipments of jobs to better coincide with their own construction schedules. Sales are also influenced by the level of construction activity but the effect is generally slower to appear as the products supplied by this segment, when sold for new construction, are some of the last items installed on a project. The increase in sales during the third quarter of 2008, therefore, is more reflective of the timing of shipments as 2008 year-to-date sales are below the level achieved during the first nine months of 2007. In addition, bidding activity has slowed and the backlog has declined approximately 27% from the level at the end of the third quarter of 2007 as result of the decline in new construction over the past two years. Margins improved principally due to the increased sales volume and slightly lower material costs.

Selling and administrative costs decreased approximately 3% during the 2008 quarter due to reduced compensation accruals. Operating income increased from $460,000 during the third quarter of 2007 to $648,000 for the 2008 quarter due to the higher sales volume and lower material costs. As a result, both operating income as a percent of sales and return on assets increased in the third quarter of 2008 from the prior year’s quarter.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products group for the quarters ended September 27, 2008 and September 29, 2007 (dollar amounts in thousands):

	Heating and Cooling	Evaporative Cooling
Quarter ended September 27, 2008
Revenues from external customers	$9,530	$3,910
Segment operating loss	(595)	(71)
Operating loss as a percent of sales	(6.2)%	(1.8)%
Segment assets as of September 27, 2008	$26,630	$12,162
Return on assets	(2.2)%	(.6)%

Quarter ended September 29, 2007
Revenues from external customers	$8,121	$4,208
Segment operating loss	(824)	(493)
Operating loss as a percent of sales	(10.0)%	(11.7)%
Segment assets as of September 29, 2007	$23,379	$11,222
Return on assets	(3.5)%	(4.4)%

Heating and Cooling Segment

Sales in the Heating and Cooling segment were $9,530,000 for the third quarter of 2008, an increase of $1,409,000, or 17.4%, from the comparable 2007 quarter. Fan coil volume accounted for almost all of the increase with sales rising nearly 37.7% from the prior year’s quarter. This increase was the result of the continuing beneficial effect of the restructured sales representative network which was completed in late 2005 and the introduction of configuration software which aids customers in the design and selection of fan coils. Furnace volume declined slightly although sales dollars were higher due to increased prices in response to the rise in commodity prices, notably steel. Cost of sales as a percentage of sales decreased during the third quarter of 2008 to 90.8% from 93.6% for the comparable quarter of 2007 as pricing increases began to catch up with the rise in commodity prices experienced over the course of this year.

Selling and administrative expenses were higher primarily due to increased legal costs and commission expenses related to the fan coil line partially offset by a reduction in incentive compensation accruals during the quarter. Despite the increase in selling and administrative expenses, the operating loss for the 2008 quarter was reduced from $824,000 during the third quarter of 2007 to $595,000. As a result of the reduced loss, both operating loss as a percent of sales and return on assets improved in the 2008 quarter from the prior year’s quarter.

Evaporative Cooling Segment

Sales in the Evaporative Cooling segment declined to $3,910,000, or 7.1%, during the third quarter of 2008 from the comparable 2007 quarter. Unit sales for the 2008 quarter were lower by approximately 3.9% compared to the 2007 quarter in what is usually a slow quarter. Cost of sales as a percentage of sales decreased during the third quarter of 2008 to 86.8% from 96.9% as an increase in average selling prices combined with a reduction of some factory overhead costs, including workers compensation claims.

Selling and administrative costs declined in the third quarter of 2008 as compared to the 2007 third quarter due to the lower sales and reductions to incentive compensation accruals during the 2008 quarter. The operating loss was reduced to $71,000 compared to the $493,000 loss for the third quarter of 2007 largely due to the improvement in cost of sales. As a result, both operating income as a percent of sales and return on assets improved in the 2008 quarter from the prior year’s quarter.

Operations - Comparison of Nine Months Ended September 27, 2008 to Nine Months Ended September 29, 2007

Consolidated sales during the first nine months of 2008 were $117,727,000 compared to $128,018,000 during the first nine months of 2007. The decline was largely due to the decrease in the Concrete, Aggregates and Construction Supplies segment although the Door and Evaporative Cooling segments also experienced lower sales. The Heating and Cooling segment reported increased sales for the nine months ended September 27, 2008 compared to the nine months ended September 29, 2007. Cost of sales as a percentage of sales increased slightly from 84.2% for the first nine months of 2007 to 85.2% during the first nine months of 2008. The increased cost of sales ratio was largely due to lower volume in the Concrete, Aggregates and Construction

Supplies segment and the recovery of $725,000 from an insurance claim during the second quarter of 2007 from our insurance carrier as settlement of flood claims that occurred during the third quarter of 2006. All expenses incurred to repair the damage and resume production had been recognized in cost of sales as incurred. No recovery was anticipated or recorded prior to receipt of the settlement during the second quarter of 2007. Selling and administrative costs decreased $476,000 during the nine months ended September 27, 2008 primarily related to reductions to compensation accruals at all segments. The above factors resulted in an operating loss of $536,000 for the first nine months of 2008 compared to operating income of $1,445,000 reported for the first nine months of 2007. Other income for the first nine months of 2008 includes a pre-tax gain of $344,000 related to the sale of the assets of a small aggregate operation (Table Mountain), during the first quarter of 2008. Table Mountain did not provide aggregates to the Company’s ready-mix operations and management did not consider it to be a strategic part of its business. Other income during 2007 included $230,000 received from the June sale of stock received from the demutualization of an insurance company that provides life insurance benefits to our employees.

A discussion of operations by segment follows.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products group for the nine months ended September 27, 2008 and September 29, 2007 (dollar amounts in thousands):

	Concrete, Aggregates and Construction Supplies	Doors
Nine Months ended September 27, 2008
Revenues from external customers	$58,026	$12,187
Segment operating income	462	1,434
Operating income as a percent of sales	.8%	11.8%
Segment assets as of September 27, 2008	$53,000	$7,308
Return on assets	.9%	19.6%

Nine Months ended September 29, 2007
Revenues from external customers	$71,110	$13,733
Segment operating income	3,656	1,627
Operating income as a percent of sales	5.1%	11.8%
Segment assets as of September 29, 2007	$58,280	$7,128
Return on assets	6.3%	22.8%

Concrete, Aggregates and Construction Supplies Segment

Sales in the Concrete, Aggregates and Construction Supplies segment for the first nine months of 2008 decreased 18.4% from the comparable 2007 period. As with the third quarter, all three product lines of this segment reported lower sales for the first nine months of 2008 compared to the comparable 2007 period for the reasons noted in the discussion of the third quarter’s results above. Similar to the results of the third quarter, margins declined due to the decreased volume and the fixed nature of some of the costs in this segment.

For the first nine months of 2008, selling and administrative expenses were reduced by approximately 7.3% but increased as a percent of sales. Operating income declined to $462,000 during the 2008 period from $3,656,000 during the comparable 2007 period. The decline was due to the reduced sales volume and margins for the concrete and aggregates lines. In addition, the 2007 nine months’ results were aided by the recovery of $725,000 from our insurance carrier as settlement of flood claims that occurred during the third quarter of 2006 as discussed above. As a result, both operating results as a percent of sales and return on assets declined for the nine months ended September 27, 2008 compared to the nine months ended September 28, 2007.

Door Segment

Sales in the Door segment for the first nine months of 2008 decreased $1,546,000 from the comparable 2007 period due to the lower construction activity and the timing of shipments as described in the above discussion for the current quarter.

Operating income also declined from $1,627,000 during the first nine months of 2007 to $1,434,000 for the first nine months of 2008 due to lower sales volume. Lower material costs were offset by expenses associated with the consolidation of the Colorado Springs operations into the new facility and increased compensation costs. As a result, operating income as a percent of sales remained virtually identical for the nine months ended September 27, 2008 compared to the nine months ended September 29, 2007 while the return on assets declined.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products group for the nine months ended September 27, 2008 and September 29, 2007 (dollar amounts in thousands):

	Heating and Cooling	Evaporative Cooling
Nine Months ended September 27, 2008
Revenues from external customers	$29,134	$18,109
Segment operating (loss) income	(1,017)	459
Operating (loss) income as a percent of sales	(3.5)%	2.5%
Segment assets as of September 27, 2008	$26,630	$12,162
Return on assets	(3.8)%	3.8%

Nine Months ended September 29, 2007
Revenues from external customers	$24,297	$18,607
Segment operating loss	(1,503)	(366)
Operating loss as a percent of sales	(6.2)%	(2.0)%
Segment assets as of September 29, 2007	$23,379	$11,222
Return on assets	(6.4)%	(3.3)%

Heating and Cooling Segment

Sales in the Heating and Cooling segment increased $4,837,000, or 19.9%, during the first nine months of 2008 over the comparable 2007 period. As with the quarter’s results above, fan coil volume was responsible for the increase as furnace volume for the nine months trailed the 2007 period by approximately 3.9% due to milder weather during the first quarter of 2008. Cost of sales as a percentage of sales decreased slightly during the nine months of 2008 to 86.8% from 86.5% for the comparable period of 2007 due to the reasons noted in the quarter’s discussion above.

Selling and administrative costs increased due to the reasons noted in the quarter’s discussion above. The operating loss narrowed from $1,503,000 during the first nine months of 2007 to a loss of $1,017,000 for the 2008 period. As a result of the improved sales volume and related margins, both operating loss as a percent of sales and the return on assets improved for the first nine months of 2008 compared to the prior year’s period.

Evaporative Cooling Segment

Sales in the Evaporative Cooling segment declined $498,000, or 2.7%, during the first nine months of 2008 from the comparable 2007 period. The decrease in sales was due to lower third quarter sales and slow sales during March and April resulting from milder weather during 2008 compared to 2007. Hotter, less humid weather arrived in May and June but it was too late to reach last year’s sales level. Cost of sales as a percentage of sales decreased during the nine months ended September 27, 2008 to 84.1% from 88.1% for the 2007 period due to the reasons noted in the quarter’s discussion above as well as improved labor efficiencies. Increased steel prices partially offset these gains.

Selling and administrative expenses declined during the first nine months of 2008 both in dollars and as a percentage of sales compared to the comparable 2007 period largely due to lower advertising and compensation costs. The segment reported operating income of $459,000 for the first nine months of 2008 compared to a loss of $366,000 for the comparable 2007 period. The improved operating results were the result of improved cost of sales and the lower selling and administrative costs. As a result, both operating results as a percent of sales and return on assets increased in the first nine months of 2008 from the prior year’s period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 27, 2008 and December 29, 2007 and affect the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates.

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

OUTLOOK

The Concrete, Aggregates and Construction Supplies segment continues to be adversely affected by the on-going decline in construction activity along the Front Range of Colorado. New residential construction which has dropped sharply is likely to remain weak throughout 2009. Historically, pricing competition has escalated in times of diminished demand which would further adversely affect this segment. Although fuel costs have recently declined, future prices remain unpredictable. The sales volume and pricing in the Door segment is also beginning to feel the effects of the construction slow-down with both the backlog and bidding activity declining in recent months.

Financial challenges faced by a leading manufacturer of evaporative coolers may present some opportunities for increased sales in the Evaporative Cooling segment during the forthcoming year. Weather will continue to be a significant factor. Increased steel prices have negatively impacted margins; however, recently there have been modest decreases in steel prices.

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

MATERIAL CHANGES TO CONTRACTUAL OBLIGATIONS

On August 12, 2008, the Company entered into a First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement as more fully described in Note 8 above. The First Amendment was filed as Exhibit 10.1 to the report dated August 12, 2008 filed on Form 10-Q for the quarter ended June 28, 2008.

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

Item 4.        Controls and Procedures

(a)       Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 27, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in that the Company does not have adequate controls over inventory accounting in its Heating and Cooling Segment to ensure that the inventory and related cost of sales of this segment are appropriately recorded. See below for additional details regarding this matter which was deemed to be a weakness in internal control over financial reporting.

(b)       Changes in Internal Control Over Financial Reporting.

The Company implemented an Enterprise Resource Planning (ERP) system for the Heating and Cooling Segment at the end of the third quarter of 2007. The Company performed a physical inventory for this segment at the end of October 2008 which resulted in an adjustment to decrease the inventory balance and a corresponding charge to cost of sales as of the end of the third quarter of 2008. These adjustments to the Company’s financial statements have been reflected in the Company’s third quarter interim financial statements included in this report on Form 10-Q. The deficiencies in internal controls that lead to the material weakness primarily relate to inaccurate bills of materials associated with the production of the Heating and Cooling Segment’s products and insufficient cycle counting during the interim periods. These deficiencies are considered to be a material weakness in internal control over financial reporting that existed as of the end of the third quarter of 2008. The Company performed additional analysis to assure that the Heating and Cooling Segment’s inventory was properly stated as of the end of the third quarter. The Company will also begin a process to improve the internal control over financial reporting related to inventory accounting during the fourth quarter of 2008 to address this material weakness. If the process is not completed by year-end, management will perform additional analysis and other post-closing procedures to ensure that the Heating and Cooling Segment’s inventory is accounted for properly in the Company’s consolidated year-end financial statements. During the quarter ended September 27, 2008, there were no other material weaknesses identified in our review of internal control and no significant changes in the Company’s internal control over financial reporting occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases made by the Company of its common stock for the period June 29, 2008 through September 27, 2008. No shares were purchased during the current quarter.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 29 – July 26, 2008	—	$—	—	$1,330,544
July 27 – August 23, 2008	—	—	—	1,330,544
August 24 – September 27, 2008	—	—	—	1,330,544
Total	—	$—	—	$1,330,544

On January 19, 1999, the Company initiated purchases under the current open-ended program to repurchase its common stock. Purchases are made on the open market or in block trades at the discretion of management. The dollar amount authorized for the program has been periodically increased by the Board of Directors and approved by the Company’s two banks as required by the Company’s Revolving Credit and Term Loan Agreement. The First Amendment dated as of August 12, 2008 (see Note 8 above) continued the provision of the Amended and Restated Revolving Credit And Term Loan Agreement dated as of March 28, 2008 that the Company may make purchases of its own stock in an amount not to exceed $1,438,000 if certain financial conditions are met. Since the 2005 tender offer, management has not actively sought to repurchase shares.

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

CONTINENTAL MATERIALS CORPORATION

Date:	November 17, 2008	By:	/s/ Joseph J. Sum
Joseph J. Sum, Vice President
and Chief Financial Officer