Form 10-K
period 2009-01-03
CONTINENTAL MATERIALS CORP
filed 2009-04-20
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The aggregate market value (based on June 30, 2008 closing price) of voting stock held by non-affiliates of registrant: Approximately $15,376,000.

Number of common shares outstanding at March 31, 2009: 1,598,278.

Incorporation by reference: Portions of registrant’s definitive proxy statement for the 2009 Annual Meeting of stockholders to be held May 27, 2009 into Part III of this Form 10-K. The definitive proxy statement is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.

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

The Heating and Cooling segment produces and sells gas-fired wall furnaces, console heaters and fan coils from the Company’s wholly-owned subsidiary, Williams Furnace Co. (WFC) of Colton, California. The Evaporative Cooling segment produces and sells evaporative coolers from the Company’s wholly-owned subsidiary, Phoenix Manufacturing, Inc. (PMI) of Phoenix, Arizona. Concrete, Aggregates and Construction Supplies are offered from numerous locations along the Front Range of Colorado operated by the Company’s wholly-owned subsidiaries Castle Concrete Company and Transit Mix Concrete Co., of Colorado Springs, Transit Mix of Pueblo, Inc. of Pueblo (the three companies collectively referred to as TMC) and Rocky Mountain Ready Mix Concrete, Inc. (RMRM) of Denver. Doors are fabricated and sold along with the related hardware, including electronic access hardware, from the Company’s wholly-owned subsidiary, McKinney Door and Hardware, Inc. (MDHI), which operates out of facilities in Pueblo and Colorado Springs, Colorado.

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

The Door segment of the Construction Products industry group consists of the activities of MDHI. The CSSL assets were purchased by MDHI. The assets of ASCI were acquired by TMC in the Concrete, Aggregates and Construction Supplies segment. Accordingly, the results of operations include these activities since their respective acquisition dates.

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

During 2008, no customer accounted for 10% or more of the total sales of the Company.

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

BACKLOG

At January 3, 2009, the Heating and Cooling segment had a backlog of approximately $6,784,000 ($3,243,000 at December 29, 2007) primarily relating to orders that are expected to be filled during the first half of 2009 although some fan coil projects may extend past this timeframe. The increase is primarily due to the timing of awarding fan coil contracts on bids previously submitted.

At January 3, 2009, the Evaporative Cooling segment had a backlog of approximately $284,000 ($778,000 at December 29, 2007) primarily due to preseason orders placed prior to year end. This backlog is expected to be filled during the first quarter of 2009 and is not necessarily indicative of a decrease in demand.

At January 3, 2009, the Concrete, Aggregates and Construction Supplies segment had a backlog of approximately $8,900,000 ($10,625,000 at December 29, 2007) primarily relating to construction contracts awarded and expected to be filled during 2009. While an increase or decrease in backlog is normally more due to the timing of orders rather than indicative of changes in demand, in this case the decline is directly related to the country’s current economic conditions and the corresponding slowdown in construction along the entire Front Range of Colorado.

At January 3, 2009, the Door segment had a backlog of approximately $5,048,000 ($4,576,000 at December 29, 2007) primarily relating to orders that are expected to be filled during 2009. The higher backlog is primarily due to the timing of the shipment of completed jobs and the receipt of orders although this segment is also experiencing the effects of the overall slow economy and the decline in construction.

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

MANUFACTURING

The Company conducts its manufacturing operations through a number of facilities as more completely described in Item 2. Properties below.

Due to the seasonality of the businesses and to balance production throughout the year, furnaces and evaporative coolers are built during their off seasons in order for the Company to have adequate supplies to sell during the season. Although sales are made throughout the year, sales volume is generally higher from August through January for furnaces while sales volume of evaporative coolers is generally higher from March through July.

In general, the Company can obtain the raw materials required by our operations in all segments from various sources in the quantities desired. The Company’s Concrete, Aggregates and Construction Supplies segment has historically purchased most of its cement requirements from a single supplier in order to obtain favorable volume related pricing. Although there have been times during heavy construction periods that there has been some scarcity of cement supply, the Company does not expect to encounter this situation in the foreseeable future due to the decline in construction activity and the completion of a new cement mill near Pueblo, Colorado during 2008. The Company has no long-term supply contracts and does not consider itself to be dependent on any individual supplier. MDHI is an authorized distributor of a major manufacturer of hollow metal doors and hardware. MDHI has historically purchased the majority of its hardware primarily from this supplier in order to obtain favorable volume related pricing; however, other suppliers are available.

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

Evaporative Cooling — The Company manufactures evaporative air coolers at a plant in Phoenix, Arizona. The other principal competitor is Essick Air Products, Inc. and its subsidiary Champion Cooler Corp. All producers of evaporative air coolers typically compete aggressively on the basis of price, product features and product availability during the cooling season. During 2008 a principal competitor went out of business. The long-term effect of this situation is not known but could present an opportunity to expand our sales during 2009.

Concrete, Aggregates and Construction Supplies — This segment operates in highly competitive markets. Depending on the market, the Company competes with a number of large multinational producers as well as regional and small local producers. The Company is one of four companies producing ready mix concrete in the Colorado Springs area, one of three companies producing ready mix concrete in the Pueblo area and one of eleven companies producing ready mix concrete in the Denver area. In Denver, three of the producers are significantly larger than RMRM. Because of the relatively high transportation costs associated with concrete, the level of competition, especially in the Denver market, is heavily influenced by the distance from production facilities to markets served. Price, plant location, transportation costs, service, product quality and reputation are major factors that affect competition among the ready mix concrete producers. The Company is one of eight producers of aggregates in the Colorado Springs and Pueblo marketing areas. All producers compete on the basis of price, quality of material and service.

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

EMPLOYEES

The Company employed 798 people as of January 3, 2009. Employment varies throughout the year due to the seasonal nature of the businesses. A breakdown of the prior three years employment at year-end by segment was:

	2008	2007	2006
Heating and Cooling	287	308	265
Evaporative Cooling	138	144	139
Concrete, Aggregates and Construction Supplies	312	330	338
Door	47	49	47
Corporate Office	14	15	13
Total	798	846	802

All segments reported lower headcounts primarily due to the decline in sales except for the Heating and Cooling segment which reduced headcount as a number of internal projects were completed and demand for the company’s furnace products declined during 2008. The increase in the Heating and Cooling segment during 2007 was due to filling a number of direct labor positions and office staff as production and sales had increased during 2007.

The factory employees at the Colton, California plant are represented by the Carpenters Local 721 Union under a contract that expires April 30, 2011. The Company considers relations with its employees and with their union to be good. There are no unions at any of the Company’s other operations.

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

In 2008, our capital expenditures and remediation expenses for environmental matters, except those expenses related to our mining reclamation efforts, were not material to our financial condition. Because of the complexity and ever-changing nature of environmental laws and regulations, we cannot predict whether capital expenditures and remediation expenses for future environmental matters will materially affect our financial condition, results of operations or liquidity.

AVAILABLE INFORMATION

The Company electronically files various reports and other information with the Securities and Exchange Commission (SEC) including this annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding the Company. Access to this information is available free of charge at the SEC’s website at http://www.sec.gov. The Company does not maintain a corporate website; however, we will provide electronic or paper copies of our filings, free of charge, upon electronic request to InvRel@contmtl.com or written request to Mark S. Nichter, Secretary and Corporate Controller, Continental Materials Corporation, 200 South Wacker Drive, Suite 4000, Chicago, Illinois 60606.

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

Our common stock is traded on the NYSE Alternext U.S., formerly known as the American Stock Exchange (AMEX) under the symbol “CUO.” In addition to the customary business factors affecting the price of a publicly traded company’s common stock, such as financial condition, results of operations and cash flows, the concentration of ownership of the Company is a factor that should be considered before deciding to purchase, sell or hold our stock. Approximately 85% of the Company’s common stock is owned by the Gidwitz family, other officers and directors of the Company, employees of the Company and by two institutional fund groups. On days that the NYSE Alternext U.S. is open, the stock is often not traded at all and the average daily trading volume for 2008 was approximately 300 shares. The low volume traded on any given day could have an adverse effect on a shareholder’s ability to purchase or sell shares of the Company in a timely manner and/or adversely affect the trading price.

We depend heavily on construction sector activity levels which tend to be cyclical and which differ throughout the regions in which we operate.

Our results depend heavily on residential, commercial and infrastructure construction activity and spending levels. The economy is experiencing a severe and prolonged recession as a result of the deterioration in the capital markets and related financial crisis which has adversely impacted our customer base. The overall levels of demand for our products are influenced by fluctuations in the levels of end-user demand, which depends in large part on general macroeconomic conditions in the United States and the regional economic conditions in the markets we serve. Downturns in these general economic conditions can significantly affect our customers, which in turn affects the demand, volumes, pricing and operating margins for our products. These conditions may also impact the ability of our customers to honor their obligations to us. Failure to collect a significant portion of amounts due on customer receivables could have a material adverse effect on our results of operations and financial condition.

Adverse economic and financial markets conditions may also cause our suppliers to be unable to provide materials and components to us or may cause suppliers to make changes in the credit terms they extend to us, such as shortening the required payment period for our amounts owing them or reducing the maximum amount of trade credit available to us. Such changes could adversely affect our liquidity and could have a material adverse effect on our results of operation and financial condition. If we are unable to successfully anticipate changing economic and financial market conditions, we could be adversely affected.

In addition, a substantial or prolonged material adverse impact on our results of operations and financial condition due to the economic recession could affect our ability to satisfy the financial covenants in our credit facility, which could result in our having to seek amendments or waivers from our lenders to avoid the termination of commitments and/or acceleration of the maturity of amounts that may be outstanding under our credit facility. The cost of our obtaining an amendment or waiver could be significant, and could substantially increase our cost of borrowing over the remaining term of our credit facility. Further, there can be no assurance that we would be able to obtain an amendment or waiver. If our lenders were unwilling to enter into an amendment or provide a waiver, all amounts outstanding under our credit facility would become immediately due and payable which would have an adverse impact on the Company’s financial condition and liquidity.

Adverse weather lessens demand for our products, which are seasonal.

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

Substantially all of the markets we operate in are highly competitive. In all of our business segments, we compete with several other domestic suppliers some of which are substantially larger than us. Many factors affect the competitive environments we face in our markets. Among others, they include the number of competitors in the market, the pricing policies of those competitors, the financial strength of those competitors, the total production capacity serving the market, the barriers that potential competitors face to enter the market and the proximity of natural resources to the market, as well as economic conditions and product demand within the market. Such factors come together in each of our markets in varying ways, sometimes in ways that adversely impact demand for our products and our results of operations.

Increased energy and fuel costs may have a material adverse effect on our results.

Our operations consume significant amounts of energy. The price and availability of energy are subject to political, economic and market factors that are generally outside our control. In addition, delivery of required raw materials and distribution of our products are made by boat, truck or rail (primarily required raw materials). For these reasons, both the availability as well as the cost of energy and fuel have significantly affected, and may continue to affect, our financial condition, results of operations and liquidity.

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

As more fully described in Item 1. Business, our operations are decentralized and involve four distinct segments. In addition, the Company has generally attempted to operate the business, while maintaining adequate financial reporting controls, with a lean corporate staff. The Company is classified as a non-accelerated filer and has therefore been exempt from the costly requirement to have our independent registered public accounting firm provide an attestation opinion as to the overall effectiveness of the Company’s internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 (SOX). During the prior two years, however, the Company has hired a qualified employee to assist with the documenting and testing of our financial reporting controls. During 2007, the first year of the Company’s required compliance, we expended in excess of $500,000 for outside consulting services to assist us with the preparation of required documentation. These figures do not include the value of time invested by our other employees on the project nor the out-of-pocket costs incurred for travel and other related expenses. Many of these costs have continued through 2008 and the Company projects that some of these costs will continue to recur for the foreseeable future. In addition, for 2009 the Company will be required to engage our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting. The cost of this requirement has not yet been determined.

Governmental policies and laws, particularly those relating to protection of the environment, could significantly impact our operations.

Our operations, particularly our mining operations, require numerous governmental approvals and permits. Additionally, our HVAC products must meet various industry performance and safety tests which are strictly monitored. These approvals, permits and testing standards often require us to make significant capital and maintenance expenditures to comply with the appropriate laws and regulations. Stricter laws and regulations including reclamation requirements, or stricter interpretation of existing laws or regulations, may impose new liabilities on us, require additional investment by us, such as for pollution control equipment, or impede our opening new or expanding existing plants or facilities. The Company also has, on occasion, been the target of public pressure to exceed the legal requirements for reclamation contained in its mining permits. Such pressure in the future may also cause the Company to expend additional amounts for reclamation although no such expenditures are currently foreseen.

Changes in the cost or availability of raw materials supplied by third parties may adversely affect our operating and financial performance.

We obtain certain raw materials from third parties who produce such materials as cement, aggregates (in the Denver market), fly ash and other additives as well as steel, motors, electronic components, copper tubing and other items. Should our existing suppliers cease operations, reduce or eliminate production of these products or experience work stoppages for whatever reason, our costs to procure these materials may increase significantly or we may be obliged to procure alternatives to replace these materials. Market demand, both regional and international, also affects the pricing of these commodities. Although the Company has thus far been able to acquire sufficient raw materials for its operations, the Company has experienced significant increases in the costs of cement, copper, motors, steel and fuel during the past couple of years which have not been fully recovered by increased selling prices due to competitive pressures.

Providing healthcare and workers’ compensation benefits to our employees is a significant cost of operation. Continuing increases in such costs could negatively affect our earnings.

The costs of providing healthcare and workers’ compensation benefits to our employees have increased substantially over the past several years. We have instituted measures that attempt to control these costs; however, many factors affecting these costs are not in our control. Should these costs continue to rise, this will likely have an adverse effect on our consolidated results of operations, cash flows or financial condition.

Our insurance policies may not cover all losses, costs or liabilities that we may experience.

We maintain insurance coverage, but these policies do not cover all of our potential losses, costs or liabilities. We could suffer losses for uninsurable or uninsured risks or in amounts in excess of our existing insurance coverage. Our insurance policies have deductibles and self-retention limits that could expose us to significant financial expense. Our ability to obtain and maintain adequate insurance may be affected by conditions in the insurance market over which we have no control. The occurrence of an event that is not fully covered by insurance, or the inability to obtain various types of insurance could have a material adverse effect on our business, financial condition and results of operations.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired.

In designing and evaluating our internal controls, management recognizes that internal controls, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal controls are met. Our internal controls have been designed to meet, and management believes that they meet, reasonable assurance standards except as noted in Section 9A below. Additionally, in designing internal controls, our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible internal controls. The design of any internal controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any control will succeed in achieving its stated goals under all potential future conditions. We annually assess the effectiveness of our internal controls. During this process, we may identify material weaknesses or significant deficiencies in our internal controls, or areas for further attention or improvement. Any failure to maintain that adequacy or our ability to produce accurate financial statements (including the proper application of our critical accounting policies) on a timely basis could increase our operating costs and materially impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are subject to material weaknesses or significant deficiencies, or are otherwise inadequate, or that we are unable to produce accurate financial statements may adversely affect our stock price.

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

Approximately 85% of the Company’s common stock is owned by the Gidwitz family, other officers and directors of the Company, employees of the Company and two institutional fund groups. These stockholders will exercise substantial control over our operation and future direction and such concentration of control may have the effect of discouraging, delaying or preventing a change in control and may also have an adverse effect on the market price of our common stock.

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

The Concrete, Aggregates and Construction Supplies segment serves the Colorado ready-mix concrete market from ten owned batch plants. In addition, the Company currently operates aggregate processing facilities on three owned and two leased mining properties. All but one of the mining properties are located in or near Colorado Springs or Pueblo. These properties presently provide the aggregate requirements of our Colorado Springs and Pueblo ready mix concrete business as well as selling product to independent customers. The Denver area batch plants currently purchase their aggregate needs from sources located closer to that market. In general, the leased mining properties are on long-term leases with payment based upon the number of tons mined. The lease of an aggregates property in Pueblo, Colorado also requires minimum annual royalty payments. See Note 9 for the schedule of future minimum payments. Construction supplies are sold from owned facilities adjacent to the main batch plants in Colorado Springs and Pueblo. All of the Concrete, Aggregate and Construction Supplies segment’s facilities are located along the Front Range in Colorado and, in the opinion of management, are in good condition and sufficient for the Company’s current needs. The Company also leases or owns other aggregate deposits along the Front Range that are not currently in production. In the opinion of management, the owned and leased properties contain permitted and mineable reserves sufficient to service customers’ and our own sand, rock and gravel requirements for the foreseeable future.

In 2007 the Company purchased an existing building near its previous door fabrication facility. The newly acquired facility was first occupied at the beginning of 2008. The Door segment operates out of this owned facility in Colorado Springs and a leased facility in Pueblo, Colorado. The facilities are, in the opinion of management, in good condition and sufficient for the Company’s current needs.

Product volumes at all of the facilities of the Company are subject to seasonal fluctuations, but in the opinion of management, the facilities are generally well utilized.

The corporate office operates out of leased office space in Chicago, Illinois.

Item 3.                                             LEGAL PROCEEDINGS

The Company is involved in litigation matters related to its continuing business, principally product liability matters related to the gas-fired heating products in the Heating and Cooling segment. In the Company’s opinion, none of these proceedings, when concluded, will have a material adverse effect on the Company’s consolidated results of operations or financial condition as the Company has established adequate accruals for known occurrences in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies” (SFAS No. 5) which represent management’s best estimate of the future liability related to these claims up to the associated deductible. See Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 6.

Item 4.                                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2008.

PART II

Item 5.                                          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common stock of Continental Materials Corporation is traded on the NYSE Alternext U.S., formerly known as the American Stock Exchange (AMEX) under the symbol CUO. Market sales prices for the fiscal quarters of the past two years are:

		High	Low
2008	Fourth Quarter	$20.59	$16.00
	Third Quarter	22.56	20.25
	Second Quarter	23.90	22.56
	First Quarter	26.62	23.38

2007	Fourth Quarter	$29.07	$24.77
	Third Quarter	29.60	26.80
	Second Quarter	30.99	28.20
	First Quarter	29.95	26.51

At April 9, 2009, the Company had less than 200 shareholders of record (including non-objecting beneficial owners).

The Company has never paid, nor does it currently intend to declare, any dividends. The Company’s policy of reinvesting earnings from operations is reviewed periodically by the Board of Directors.

The following table presents information with respect to purchases made by the Company of its common stock to become treasury stock for the period September 28, 2008 through January 3, 2009:

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of shares that May Yet Be Purchased Under the Plans or Programs
September 28 - October 25, 2008	—	$—	—	$1,307,404
October 26 - November 29, 2008	—	—	—	1,307,404
November 30, 2008 - January 3, 2009	—	—	—	1,307,404
Total	—	$—	—	$1,307,404

On January 19, 1999, the Company initiated purchases under the current open-ended program to repurchase its common stock. Purchases are made on the open market or in block trades at the discretion of management. The dollar amount authorized for the program has been periodically increased by the Board of Directors and approved by the Company’s lenders under the Company’s prior credit facility. Effective May 29, 2004, the Board increased the permitted amount to a total not to exceed $2,750,000 for purchases on or after May 29, 2004, separate from purchases made in connection with the June 2005 tender offer and shares acquired as part of a cashless exercise of stock options. With the exercise of all then remaining outstanding options during 2005, the Company’s Stock Option Plan (the Plan) was terminated. Reinstatement of the Plan requires the consent of the Company’s stockholders. On April 16, 2009, the Company entered into a new credit agreement with a bank which contains certain restrictions on the Company’s ability to repurchase its stock. See further discussion in the Financial Condition, Liquidity and Capital Resources section below.

COMPARISON OF TOTAL STOCKHOLDER RETURN

The following graph compares the yearly percentage change in the Company’s cumulative total stockholder return on its common stock for a five-year period (December 31, 2003 to December 31, 2008), with the cumulative total return of the NYSE Alternext U.S., formerly known as the American Stock Exchange (AMEX) Market Value Index (“Index”), and a peer group of companies selected by the Company. The “Peer Group” is more fully described below. Dividend reinvestment has been assumed with respect to the Index and the Peer Group. The companies in the Peer Group are weighted by market capitalization as of the beginning of the measurement period. The Company has never paid a dividend.

The Company manufactures and markets products in two separate industries. These industries are (i) HVAC, primarily gas-fired wall furnaces, fan coils and evaporative coolers and (ii) Construction Products, primarily concrete, aggregates, construction supplies and doors. The Company’s principal activities have occurred exclusively in these two industries for over 15 years. The Peer Group selected by the Company for the above graph is a combination of companies from these two industries. The companies included in the Peer Group are: Devcon International Corp.; Eagle Materials, Inc; Fedders Corporation (included through 2007 — company has been liquidated); Florida Rock Industries, Inc. (included through 2006 — company acquired by Vulcan Materials); Hanson PLC (included through 2006 — ADR delisted); Lafarge North America, Inc. (acquired by LaFarge SA — ADR during May 2006); LSB Industries, Inc.; Martin Marietta Materials, Inc.; Masco Corp., Mesteck, Inc. and Simpson Manufacturing, Inc.

Item 6.               SELECTED FINANCIAL DATA

(Amounts in thousands, except per share amounts)

	2008	2007	2006	2005	2004
SUMMARY OF OPERATIONS
Sales	$157,881	$168,429	$158,767	$138,999	$126,940

Net (loss) income	$(40)	$(563)	$2,042	$2,758	$2,373

PER SHARE DATA
Basic (loss) earnings per share	$(.03)	$(.35)	$1.27	$1.72	$1.41
Weighted average shares outstanding	1,599	1,603	1,605	1,602	1,681
Diluted (loss) earnings per share	$(.03)	$(.35)	$1.27	$1.69	$1.38
Weighted average of diluted shares outstanding	1,599	1,603	1,605	1,632	1,725

Cash dividends declared per common share	$0	$0	$0	$0	$0

FINANCIAL CONDITION
Current ratio	2.6:1	2.4:1	2.2:1	2.4:1	2.1:1

Total assets	$93,666	$98,510	$93,705	$87,060	$85,883

Long-term debt, including current portion	10,771	12,800	15,666	12,000	9,000

Revolving credit — long-term portion	6,400	7,900	—	—	—

Shareholders’ equity	52,628	52,687	53,343	51,307	51,448

Long-term debt to shareholders’ equity ratio	.33:1	.39:1	.29:1	.23:1	.17:1

Book value per diluted share (Book value is shareholders’ equity adjusted, for 2005 and 2004, for the exercise of options using end of year stock price and shares outstanding)	$32.93	$32.89	$33.23	$31.96	$31.09

Tangible book value per diluted share (Same as above calculation except Book value reduced by unamortized Goodwill and Intangibles of $8,701, $9,027, $9,346, $8,102 and $8,327 for 2008, 2007, 2006, 2005 and 2004)	$27.48	$27.25	$27.40	$26.91	$26.15

CASH FLOWS
Net cash provided by (used in):
Operating activities	$522	$3,104	$1,933	$7,741	$5,519
Investing activities	797	(7,489)	(8,658)	(3,159)	(3,350)
Financing activities	(3,548)	4,941	2,666	(581)	(3,950)
Net (decrease) increase in cash and cash equivalents	$(2,229)	$556	$(4,059)	$4,001	$(1,781)

Note: Above figures include the activity of CSSL in the Door segment since January 1, 2006 and the activity of ASCI in the Concrete, Aggregates and Construction Supplies segment since June 30, 2006, the respective dates each was acquired. The 2008 results include a pre-tax gain on the sale of land of $1,947 and a pre-tax impairment charge for long-lived assets of $784.

Item 7.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(References to a “Note” are to the Notes to Consolidated Financial Statements contained elsewhere in this report)

COMPANY OVERVIEW

As discussed in Item 1. Business, the Company operates primarily in two industry groups, HVAC and Construction Products. Within these two industry groups, the Company has identified two reportable segments in each of the two industry groups: the Heating and Cooling segment and the Evaporative Cooling segment in the HVAC industry group and the Concrete, Aggregates and Construction Supplies segment and the Door segment in the Construction Products industry group.

The Heating and Cooling segment produces and sells gas-fired wall furnaces, console heaters and fan coils from the Company’s wholly-owned subsidiary, WFC of Colton, California. The Evaporative Cooling segment produces and sells evaporative coolers from the Company’s wholly-owned subsidiary, PMI of Phoenix, Arizona. Sales of these two segments are nationwide, but are concentrated in the southwestern United States. Concrete, Aggregates and Construction Supplies are offered from numerous locations along the Front Range of Colorado operated by the Company’s wholly-owned subsidiaries collectively referred to as TMC and RMRM of Denver. Doors are fabricated and sold along with the related hardware from Colorado Springs and Pueblo through the Company’s wholly-owned subsidiary, MDHI of Pueblo, Colorado. Sales of these two segments are highly concentrated in the Front Range area in Colorado although door sales are also made throughout the United States.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Sales of the Company’s HVAC products are seasonal and weather sensitive except for fan coils. Revenues in the Company’s Concrete, Aggregates and Construction Supplies segment are influenced by the level of construction activity and weather conditions along the Front Range of Colorado. Sales for the Door segment are not as seasonal nor are they much affected by weather conditions. Historically, the Company has experienced operating losses during the first quarter except when the weather is mild and demand strong along the Front Range. Operating results typically improve in the second and third quarters reflecting more favorable weather conditions in Colorado and the seasonal sales of the Evaporative Cooling segment. Fourth quarter results can vary based on weather conditions in Colorado as well as in the principal markets for the Company’s heating equipment. The Company typically experiences operating cash flow deficits during the first half of the year reflecting operating results, the use of sales dating programs (extended payment terms) related to the Evaporative Cooling segment and payments of the prior year’s accrued incentive bonuses and Company profit-sharing contributions. As a result, the Company’s borrowings against its revolving credit facility tend to peak during the second quarter and then decline over the remainder of the year. While this seasonal pattern of sales and operating profits prevailed in 2008, cash flow lagged and the Company’s outstanding borrowings against its revolving credit facility peaked in September 2008 and fluctuated over the remainder of the year before declining in late December, primarily due to receipt of $2,114,000 from the sale of land in Colorado Springs, to end the year at $6,400,000. The higher level of debt during the year under the revolving credit facility was primarily due to a higher level of inventories partially offset by an increase in trade payables. The increased inventory in the Heating and Cooling segment was primarily due to a lower than expected furnace sales during the peak selling season in the latter part of the year combined with an increase in raw materials to support the increased volume of fan coil sales. The increase in the Evaporative Cooling segment was due to a decline in cooler sales combined with the increased purchase of raw materials in anticipation of increased volume for 2009 as a principal competitor went out of business at the end of 2008. Increased steel prices and the increased purchase of some raw materials from overseas also added to the increase in raw materials inventory at year-end. Overseas purchases require longer lead times and are often ordered in larger quantities to minimize shipping costs and assure the materials are available when needed by production.

Cash and cash equivalents were $1,097,000 at the end of 2008 compared to $3,326,000 at the prior year-end. Operations in 2008 provided $522,000 of cash compared to $3,104,000 in 2007 and $1,933,000 in 2006. The decrease in net cash generated by operating activities during 2008 was primarily the result of an increase in inventories of $4,199,000 compared to the increase of $2,392,000 in inventories during 2007 as discussed above. The increase in net cash generated by operating activities during 2007 was primarily the result of a decrease in receivables of $1,471,000 compared to the increase in receivables of $6,783,000 during 2006. This increase in cash generated was partially offset by the 2007 net loss and an increase in inventory levels compared to 2006.

Net cash provided by investing activities was $797,000 compared to the use of $7,489,000 in 2007 and $8,658,000 in 2006. Capital expenditures for 2008, 2007 and 2006 were $2,175,000 (including $165,000 that was included in accounts payable at January 3, 2009), $7,682,000 and $6,553,000, respectively, exclusive of the $2,452,000 expended during 2006 for those assets purchased as part of the ASCI and CSSL acquisitions. Current year expenditures were sharply curtailed during 2008 despite spending approximately $1,500,000 for a slurry wall and related expenditures associated with the next phase of mining at the Pueblo aggregates operation.  Capital expenditures during 2007 were predominantly in the Concrete, Aggregates and Construction Supplies segment. Expenditures included over $1,800,000 to complete the industrial sand plant. An additional $1,800,000 was expended to purchase an existing building in Colorado Springs for the Company’s Door segment to replace a smaller and older facility. Expenditures during 2006 included $724,000 for the first outlay on an industrial sand plant while the remaining additions consisted primarily of routine equipment replacements largely in the Concrete, Aggregates and Construction Supplies segment. An additional $2,452,000 was used in 2006 for the purchase of the ASCI and CSSL assets. On January 1, 2006 the Company purchased the assets of CSSL for $352,000 in cash including $100,000 of goodwill and $100,000 for a non-compete agreement. On June 30, 2006, the Company purchased certain assets of ASCI for $2,100,000 of cash and a $1,000,000 note which was paid off during 2007. In addition to the $1,735,000 of trucks, equipment and concrete plant, the ASCI purchase price included $290,000 for a non-compete agreement, $350,000 for a restrictive land covenant, $370,000 for existing customer relations and $355,000 of goodwill. Investing activities provided cash from the proceeds from the sale of property and equipment of $2,892,000, $193,000 and $347,000 during 2008, 2007 and 2006, respectively. The 2008 sales included $2,114,000 received from the sale of land in Colorado Springs and the sale of the assets of a small aggregate operation for approximately $720,000 (including the buyer’s assumption of just over $85,000 of liabilities associated with the property). This operation did not provide aggregates to the Company’s ready mix operations and management did not consider it to be a strategic part of the business. Proceeds from the sale of assets for 2007 included $230,000 received from the sale of stock received from the demutualization of an insurance company that provides life insurance benefits to our employees. The 2006 sales were mainly of equipment replaced during the year.

Budgeted capital expenditures for 2009 are approximately $2,283,000, which is approximately $2,739,000 less than planned depreciation, depletion and amortization. The budget includes approximately $750,000 to complete the Pueblo slurry wall and all related expenditures. In addition approximately $567,000 will be spent in late 2009 to buy-out two aggregates plants currently under lease. The remaining expenditures will primarily be made for the Heating and Cooling segment and the Evaporative Cooling segment for various equipment, tooling and facility improvements. The Company expects that the 2009 expenditures will be funded from existing cash balances, operating cash flow and funds available under the revolving credit facility.

During 2008, cash of $3,548,000 was used in financing activities. The Company made scheduled term debt payments of $2,029,000 while also reducing the outstanding balance of the revolving line of credit by $1,500,000. During 2007, cash of $4,941,000 was provided by financing activities. As more fully discussed in Note 5, $7,900,000 was borrowed during 2007 against the revolving line of credit to finance operating and working capital needs and capital expenditures. Scheduled debt repayments of $2,200,000 were made during 2007 as well as the pay-off of the remaining $666,000 owed on the note issued as part of the purchase price of ASCI. An additional $93,000 was used to acquire treasury shares during 2007. During 2006, cash of $2,666,000 was provided by financing activities. Under the Amended Credit Agreement, discussed in the following section, the principal amount of the term loan was increased by $5,000,000 during 2006, primarily to fund the acquisition of the assets of ASCI and to pay for the industrial sand plant. See additional discussion of the term loan under Revolving Credit and Term Loan Agreement, below. Scheduled debt repayments of $2,000,000 were made during 2006. In addition, scheduled payments of $334,000 were made against the $1,000,000 Note issued as part of the purchase price of ASCI.

Revolving Credit and Term Loan Agreement

As of January 3, 2009 the Company had a Revolving Credit and Term Loan Agreement (Credit Agreement) with two banks as amended on August 12, 2008 (Amended Credit Agreement). At January 3, 2009, $10,771,000 was outstanding under the term loan facility. Under the Amended Credit Agreement, the maximum amount available on the revolving credit facility was $18,000,000 which was reduced to $15,000,000 as of December 31, 2008. Borrowings under the Amended Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment and vehicles. At January 3, 2009 the Company was in compliance with the terms of the Amended Credit Agreement which included covenants requiring the Company to maintain certain levels of EBITDA (earnings before interest, income taxes, depreciation and amortization) or debt service coverage, consolidated tangible net worth and to maintain certain ratios including consolidated debt to cash flow (as defined). Additional borrowings, acquisition of stock of other companies, purchase of treasury shares and payment of cash dividends were either limited or require prior approval by the lenders.

At January 3, 2009, there was $6,400,000 outstanding against the revolving credit facility leaving $4,090,000 available after reserving $4,510,000 for the outstanding stand-by letters of credit. The revolving credit facility was available at the discretion of management and it was primarily used for funding the seasonal sales programs related to the evaporative cooler and furnace product lines. As noted, the line was also used to secure stand-by letters of credit primarily issued to insurance carriers in support of self-insured amounts under the Company’s risk management program. During the 2008 fiscal year, the highest amount of Company borrowings outstanding under the revolving credit facility, not including the amount securing stand-by letters of credit, was $13,100,000 and the average amount outstanding was $9,670,000.

The Amended Credit Agreement provided that, at the Company’s option, the term loan and revolving credit facility would bear interest at prime or a performance-based LIBOR rate. Based on the terms of the Amended Credit Agreement and the Company’s performance for the twelve months ended January 3, 2009, the performance based rate would be LIBOR plus 3.00% for both the term loan and for borrowings under the revolving credit facility, subject to adjustment depending upon the Company’s performance. Payment of accrued interest was due and payable quarterly by the Company and principal under the term loan was payable on a quarterly basis until March 31, 2011.

On April 16, 2009 the Company replaced the Amended Credit Agreement with a new secured credit agreement (New Credit Agreement) whereby the new bank lender will provide a total credit facility of $30,000,000 consisting of a $20,000,000 revolving credit facility for a three year period (reduced by letters of credit that may be issued by the lender on the Company’s behalf) and a $10,000,000 term loan facility. The Company’s outstanding stand-by letters of credit of $4,510,000 reduce the current borrowing capacity available under the revolving credit facility such that the maximum that can be borrowed is $15,490,000. Borrowings under the New Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles and certain real estate. Borrowings under the revolving credit facility are limited to 80% of eligible accounts receivable and 50% of eligible inventories. Inventory borrowings are limited to a maximum of $10,000,000. Borrowings under the New Credit Agreement will bear interest based on a performance based LIBOR or prime rate option. The base LIBOR rate will not be less than 2% and the base prime rate will not be less 4%. At inception of the New Credit Agreement, the interest rate under the LIBOR option will be 5% and 4.75% under the prime rate option. The Company also paid certain underwriting and arrangement fees at the time of closing. The New Credit Agreement requires the Company to maintain certain levels of tangible net worth and EBITDA (earnings before interest, income taxes, depreciation and amortization) or debt service coverage and to maintain certain ratios including consolidated debt to cash flow (as defined), and adjusted EBITDA to interest expense and payments on funded debt. Additional borrowings, acquisition of stock of other companies, purchase of treasury shares and payment of cash dividends are either limited or require prior approval by the lender. Payment of accrued interest is due monthly or at the end of the applicable LIBOR period on both the revolving credit borrowings and the term debt borrowings. Principal payments under the term loan are due quarterly with a final payment of all remaining unpaid principal due April 16, 2012. The Company is required to enter into an interest rate swap agreement to hedge the interest rate on a minimum amount of $5,000,000 of term debt. The Company has sufficient qualifying assets such that the entire $20,000,000 or the revolving credit facility is immediately available and is expected to be available for the foreseeable future. At the time of signing, the New Credit Agreement is expected to provide additional borrowing capacity of approximately $4,000,000 (after payment of the underwriting and arrangement fees) as compared to the amount available under the Amended Credit Agreement. See Note 5.

A standby letter of credit in the amount of $4,490,000 previously issued to an insurance company to support self-insured amounts under the Company’s risk management program, was drawn upon by the beneficiary in connection with the Company’s New Credit Agreement. The proceeds of the letter of credit, which now serve as cash collateral for the Company’s self-insurance obligations, are treated as a revolving credit loan under the New Credit Agreement.

Due to the terms of the New Credit Agreement, the 2008 year-end borrowings of $6,400,000 against the revolving credit line have been classified as long-term on the January 3, 2009 balance sheet.

The Company has prepared a projection of cash sources and uses for the next 12 months. Under this projection, the Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the New Credit Agreement, will be sufficient to cover expected cash needs, including servicing debt and planned capital expenditures for the next twelve months. The Company also expects to be in compliance with all debt covenants during this period.

Insurance Policies

The Company maintained insurance policies since March 31, 2008 with the following per incident deductibles and policy limits:

	Deductible	Policy Limits
Product liability	$250,000	$2,000,000
General liability	250,000	5,000,000
Workers’ compensation	350,000	Statutory
Auto and truck liability	100,000	2,000,000

Should the aggregate out-of-pocket payments for the three policies exceed $5,580,000 during a policy year, deductibles on future claims are waived and the policies pay all amounts up to the policy limits. Should any, or all policy limits be exceeded, an umbrella policy is maintained which covers the next $25,000,000 of claims.

Obligations and Commitments

The following tables represent our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments as of January 3, 2009.

Payments Due by Period as of January 3, 2009, giving effect to the New Credit Agreement as described in Note 5 are as follows (amounts in thousands):

Contractual Obligations	Total	Less than 1 year	1 — 3 years	3 — 5 years	More than 5 years
Long-term debt including interest (See Note 5) (a)	$12,086	$1,996	$4,010	$6,080	$—
Revolving credit facility without interest (See Note 5)	6,400	—	—	6,400	—
Operating leases (See Note 9)	6,771	1,646	2,198	1,719	1,208
Minimum royalty agreement (See Note 9)	20,920	418	837	837	18,828
FIN 48 liability (See Note 11) (b)	20	20	—	—	—
Total contractual obligations	$46,197	$4,080	$7,045	$15,036	$20,036

(a)          Interest on long-term debt is computed using the interest rate in effect at January 3, 2009. The amount shown in the one year column includes the March 2009 payment under the Amended Credit Agreement in effect at year-end plus the scheduled payments as scheduled for the remaining quarters of 2009 under the New Credit Agreement. Although there is an outstanding balance at year-end under our revolving credit facility, no interest amounts have been included related to the revolving credit facility because future paybacks and/or borrowings under this facility are unknown at this time.

(b)         The Company has included $20,000 of uncertain tax liabilities under FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” that are classified as current liabilities on the consolidated balance sheet. Excluded from the table is $149,000 of uncertain tax liabilities, as the Company is unable to reasonably estimate the ultimate timing of settlement.

Amounts of Commitment Expiration per Period as of January 3, 2009 (amounts in thousands):

Other Commercial Commitments	Total	Less than 1 year	1 — 3 years	3 — 5 years	More than 5 years
Standby letters of credit	$4,510	$4,510	$—	$—	$—

A standby letter of credit in the amount of $4,490,000 issued to an insurance company to support self-insured amounts under the Company’s risk management program, was drawn upon by the beneficiary in connection with the Company’s New Credit Agreement. The proceeds of the letter of credit, which now serve as cash collateral for the Company’s self-insurance obligations, are treated as a revolving credit loan under the New Credit Agreement.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that would be likely to have a material current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

RESULTS OF OPERATIONS

This section discusses consolidated results of operations. The following sections discuss the operating results of the reporting segments and contain more detail. Consolidated sales were $157,881,000 in 2008, $168,429,000 in 2007 and $158,767,000 in 2006. The decrease in 2008 was due to the decreased level of construction along the Front Range of Colorado and the United States in general. Sales in the Concrete, Aggregates and Construction Supplies segment declined $13,443,000 or 14.9% while Door segment sales declined 19.2% although this segment’s sales are also more affected by the timing of shipments based on customers’ requests than our other segments. Sales in the Heating and Cooling segment increased $6,020,000 or 16.7% entirely due to an increase in fan coil sales, which was the result of higher volume and prices in response to increased raw material costs. The Evaporative Cooling segment reported a modest increase in sales despite a decline in volume. Price increases accounted for the higher revenue as a portion of the steel costs were reflected in the unit prices. The increase in 2007 was primarily realized by the Heating and Cooling segment ($6,216,000) and the Door segment ($4,924,000). Increased fan coil sales were the principal reason for the higher sales in the Heating and Cooling segment while a continued strong demand and the timing of shipments accounted for the Door segment sales increase.

Cost of sales (exclusive of depreciation, depletion and amortization) remained relatively static as a percentage of sales at 84.8% for both 2008 and 2007. Decreases in cost of sales were experienced by the Heating and Cooling segment and the Evaporative Cooling segment. Price increases were instituted for all products in these two segments in response to increased material costs incurred over the past year. Favorable workers’ compensation experience during the past year also reduced costs for both segments. Margins in the Concrete, Aggregates and Construction Supplies segment declined due to lower volumes combined with higher delivery and utility costs. Also contributing to the lower margins in 2008 was the recovery of $725,000 in 2007 from an insurance claim for flood damages in 2006. Pricing became more competitive as construction activity along the Front Range in Colorado declined preventing price increases from fully recapturing the increased costs. Cost of sales (exclusive of depreciation, depletion and amortization) in the Door segment for 2008 was largely unchanged. Cost of sales increased for 2007 compared to 2006 as a percentage of sales from 82.1% to 84.8%. The increase in cost of sales was experienced by all segments except the Door segment. Increased material, healthcare and factory overhead costs drove margins lower in the Heating and Cooling segment and the Evaporative Cooling segment. Higher cement and delivery costs lead to the decreased margins in the Concrete, Aggregates and Construction Supplies segment despite the aforementioned recovery of $725,000 in 2007 from the insurance claim for flood damages in 2006. Increased competitive pricing resulting from reduced construction activity along the Front Range in Colorado prevented price increases from fully recapturing the increased costs. The improvement in the Door segment was largely due to the increase in sales.

Depreciation, depletion and amortization declined modestly in 2008 compared to 2007 due to the curtailment of capital spending during 2008. Depreciation, depletion and amortization increased in 2007 compared to 2006 due to the high level of capital expenditures and a full year’s amortization of intangible assets associated with the ASCI and CSSL acquisitions of 2006.

Selling and administrative costs declined but remained relatively constant as a percentage of sales at 12.3% for 2008 compared to 12.4% for 2007. Selling and administrative costs increased as a percentage of sales in the Concrete, Aggregates and Construction Supplies segment as well as the Door segment due to the decline in sales and the relatively fixed nature of some of these expenses. The decreased costs as a percentage of sales were primarily due to the increase in sales of the Heating and Cooling segment and Evaporative Cooling segment. Selling and administrative costs also declined due to the reduction of incentive compensation accruals at all segments, most notably at the Corporate office which declined approximately $670,000 including a reduction in the supplemental profit sharing balances. Selling and administrative costs increased during 2007 as compared to 2006 but remained relatively constant as a percentage of sales at 12.4%. The increased costs were partially related to the increase in sales of the Heating and Cooling segment and the Door segment. However, increases in employee healthcare, compliance costs associated with SOX, insurance and legal expenses associated with product liability claims were the primary causes for the increase in selling and administrative costs. Selling and administrative costs at the corporate office were relatively constant between 2007 and 2006.

The gain on the disposition of property and equipment increased during 2008 because of a $1,947,000 pre-tax profit on the sale of land in Colorado Springs. The Concrete, Aggregates and Construction Supplies segment also realized a $344,000 pre-tax gain related to the sale of the assets of a small aggregates operation during the first quarter of 2008. The aggregates operation did not provide aggregates to the Company’s ready mix operations and management did not consider it to be a strategic part of its business. The 2007 gain on the disposition of property and equipment declined compared to 2006 as there were few sales during the year. During 2006, gains were realized on numerous dispositions of equipment that were replaced during the year.

At January 3, 2009, primarily due to the economic conditions in the Denver area, the Company determined that the carrying value of assets associated with RMRM within the Company’s Concrete, Aggregates and Construction Supplies segment were below carrying value, resulting in an impairment charge. The fair value was determined using the current fair value of similar assets in the marketplace. The impairment reduced the book carrying value of property, plant and equipment by $758,000 and the covenant not to compete by $26,000. See the discussion in the Property, Plant and Equipment section of Note 1 and Note 4.

Operating income improved to a profit of $938,000 for 2008 from a loss of $554,000 for 2007. Operating results for 2006 declined from a profit of $3,849,000 during 2006 to a loss of $554,000. The dramatic decline was the result of the deterioration of margins in all but the Door segment combined with the lower volume in the Concrete business.

Other income was lower in both 2008 and 2006 compared to 2007 due to $340,000 received during 2007 which included $230,000 received from the sale of stock received from the demutualization of an insurance company that provides life insurance benefits to our employees.

Net interest expense increased modestly in 2008 over 2007 as a 4.4% increase in average borrowings was partially offset by lower average interest rates during 2008. Net interest expense for 2007 increased by $446,000 over the prior year due to increased borrowings as well as a higher average interest rate.

The Company’s effective income tax rates reflect federal and state statutory rates adjusted for non-deductible and other tax items. The effective tax rate for 2008 was a benefit of 86.0%. The primary increase to the benefit from the statutory rate of 34% was the 66.9% benefit realized from the percentage depletion deduction, which had a large percentage effect due to the lower pre-tax operating results. Various other factors influenced the rate with the notable item of a tax asset valuation allowance which reduced the benefit by 20.1%. The effective tax rate for 2007 was a benefit of 61.6%. The primary increases to the benefit from the statutory rate of 34% was the 19.4% benefit realized from percentage depletion and the 16.3% benefit for future state tax credits resulting from operations within an Enterprise Zone in California. The effective rate for 2006 (35.3%) was increased by 6.1% for adjustments made to state taxes and reduced by 5.4% for the benefit realized from the percentage depletion deduction. The Company reviews its tax positions on a quarterly basis and accrues amounts for potential tax contingencies. Based on these reviews and the closure of tax years subject to tax audit, reserves are adjusted as necessary. Reserves for these tax matters are included in income taxes payable on the consolidated balance sheets. See Note 11.

As discussed above, the Company operates primarily in two industry groups both of which are somewhat seasonal, weather sensitive and subject to cyclical factors. The following addresses various aspects of operating performance focusing on the reportable segments within each of the two industry groups.

Construction Products Industry Group

The table below presents a summary of operating information for the two reportable segments within the Construction Products industry group for the fiscal years 2008, 2007 and 2006 (amounts in thousands).

	Concrete, Aggregates and Construction Supplies	Door
2008
Revenues from external customers	$76,995	$15,373
Segment operating (loss) income	(674)	1,455
Operating (loss) income as a percent of sales	(.9)%	9.5%
Segment assets	$46,410	$6,276
Return on assets	(1.5)%	23.2%

2007
Revenues from external customers	$90,438	$19,024
Segment operating income	2,980	2,245
Operating income as a percent of sales	3.3%	11.80%
Segment assets	$53,002	$7,398
Return on assets	5.6%	30.3%

2006
Revenues from external customers	$92,214	$14,100
Segment operating income	4,888	1,492
Operating income as a percent of sales	5.3%	10.6%
Segment assets	$54,470	$4,750
Return on assets	9.0%	31.4%

Concrete, Aggregates and Construction Supplies Segment

Sales in the Concrete, Aggregates and Construction Supplies segment for 2008 declined from the sales level of 2007 by $13,443,000 or 14.9% to $76,995,000. Concrete volume declined 14.0% from the prior year’s level with only the Pueblo market reporting a gain due to two large jobs that will be completed during the first half of 2009. The sharp decline reflects the overall decline in construction due to the current economic recession and the deterioration in housing construction and the capital markets. The gross profit in this segment was also negatively impacted by competitive pricing on larger jobs and increased costs of delivery and some materials. The higher cost of diesel fuel was a significant contributor to the increased costs. The cost of aggregates also increased as the section of the Pueblo aggregates operation mined during 2008 contained a higher sand to rock ratio than previously mined. We have opened a new area in 2009 which should yield a better mix of materials. Aggregates volume also declined nearly 25% directly related to our lower concrete volume and other customers’ demand. This segment is very sensitive to volume as many costs are relatively fixed in nature and the large decrease in sales volume was the primary cause of the reduced gross profit. Margins during 2008 were also reduced in comparison to 2007 due to the $725,000 insurance recovery during 2007 related to the 2006 flood damage. The construction materials division also experienced a decrease in sales of approximately 13%; however some well-timed purchases of steel rebar actually improved the margins for this division.

Sales during 2007 in the Concrete, Aggregates and Construction Supplies segment declined $1,776,000 from the 2006 level to $90,438,000 despite increased sales prices. The decline was attributable to a 6.9% decline in concrete volume as construction along the Front Range of Colorado slowed significantly during the year. Delivery costs increased due to higher prices for diesel fuel and a higher level of repairs and maintenance expenditures. As the communities serviced expand, traffic increases and more of our sales occur further from our batch plant sites. In the Pueblo market, a significant portion of the increased delivery costs can be attributable to the quick turnaround times we enjoyed servicing two very large jobs in 2006. Pricing became more competitive in all Colorado markets as demand fell which prevented our price increases from fully recovering the increased costs. The Aggregates division reported improved sales during 2007 although profits were aided by the $725,000 insurance recovery related to the 2006 flood damage claims. The Construction Supplies division reported declines in sales directly related to the lower construction activity during 2007.

As noted above, operating income is highly sensitive to sales volume in the Concrete, Aggregates and Construction Supplies segment. This segment has also historically required a sizable investment in capital assets resulting in a significant portion of its costs being relatively fixed in nature. Operating income as a percent of sales, therefore, generally increases and decreases at a higher rate but in tandem with sales changes.

Operations for 2008 resulted in a loss of $674,000 as compared to the operating income of $2,980,000 generated during 2007. As noted above volume was largely the cause although the recording of a $784,000 long-lived asset impairment charge also negatively impacted the operating results of this segment. Competitive pricing combined with increased costs to also dampened margins. The preceding negative events more than offset the segment’s realization of a $344,000 pre-tax gain related to the sale of a small aggregates operation during 2008.

Operating income for 2007 was $2,980,000 as compared to the 2006 operating profit of $4,888,000. Cost of sales as a percentage of sales increased from 83.9% in 2006 to 85.7% in 2007 despite the insurance recovery of $725,000 from the 2006 flood damage claims. As noted above, due to the increased competitive pricing caused by the decline in construction activity, higher costs were not able to be fully passed on to customers through higher prices. In addition, depreciation expense rose approximately $200,000 in 2007 compared to 2006 due to the high capital spending in recent years and the amortization of intangibles related to the ASCI acquisition. The segment also sold numerous assets during 2006 which resulted in gains of $195,000 compared to the small loss of $9,000 incurred during 2007.

The 2008 operating loss resulted in negative results for both operations as a percent of sales and return on assets. The reduced profit level of 2007 compared to 2006 resulted in lower operating income as a percent of sales and lower return on assets from the 2006 level.

Door Segment

Sales in the Door segment declined $3,651,000 or 19.2% during 2008 from the 2007 level as commercial and industrial construction declined nationwide due in part to the tight credit markets. The sales backlog at the end of 2008 was over $5,000,000 which is higher than the amount at the end of 2007; however, the rate of order capture has recently declined indicating an increasingly competitive bidding atmosphere. Sales in the Door segment during 2007 increased $5,352,000 or 38% over the 2006 level as demand remained strong and sales of electronic access systems increased. Sales are also affected by the timing of shipments as contractors may accelerate or delay shipments depending on the progress of their projects. Backlog was reduced over the course of 2007 but remained at a strong level.

Due to the lower sales volume and a higher provision for workers’ compensation claims, the Door segment reported $1,455,000 of operating income compared to $2,245,000 in 2007. Operating income was $2,245,000 during 2007 compared to $1,492,000 during 2006 due principally to the increase in sales volume.

Operating income as a percentage of sales for 2008 declined primarily due to the reduced volume. Selling and administrative costs were reduced by over $219,000 but increased as a percentage of sales. Depreciation increased due to the purchase of a new office and plant at the end of 2007 which was placed into service at the beginning of 2008. Operating income as a percentage of sales for 2007 improved over the 2006 level as the electronic access products were assimilated into more projects and the Company was able to leverage their electronics capability to increase sales and pricing.

Due to decreased operating income during 2008, both the operating income as a percent of sales and the return on assets during 2008 declined from the 2007 level. The decrease in segment assets was due to lower receivables directly related to the lower level of sales. Although the operating income as a percent of sales increased during 2007 as compared to 2006, due to the increase in sales, the return on assets during 2007 declined slightly from the 2006 level primarily due to the acquisition of the Colorado Springs facility during 2007 which increased the asset base of the segment.

HVAC Industry Group

The table below presents a summary of operating information for the two reportable segments within the HVAC industry group for the fiscal years 2008, 2007 and 2006 (amounts in thousands).

	Heating and Cooling	Evaporative Cooling
2008
Revenues from external customers	$42,166	$22,985
Segment operating income	85	458
Operating income as a percent of sales	.2%	2.0%
Segment assets	$23,521	$14,241
Return on assets	.4%	3.2%

2007
Revenues from external customers	$36,146	$22,460
Segment operating loss	(1,858)	(906)
Operating loss as a percent of sales	(5.1)%	(4.0)%
Segment assets	$22,810	$13,101
Return on assets	(8.1)%	(6.9)%

2006
Revenues from external customers	$29,930	$22,167
Segment operating income	161	267
Operating income as a percent of sales	.5%	1.2%
Segment assets	$18,303	$12,651
Return on assets	.9%	2.1%

Heating and Cooling Segment

Sales in the Heating and Cooling segment in 2008 increased to $42,166,000, an increase of $6,020,000 or 16.7% from the $36,146,000 in 2007. The increase occurred in the fan coil line which was aided by a large hotel project in Las Vegas. Furnace unit volume declined approximately 11.2% due to a mild winter in the Southwest and the full force of the economic recession and deterioration of the capital markets occurring during the peak selling period for this product line. Margins improved modestly in 2008 in part due to selling price increases that offset higher commodity prices that we experienced in both 2008 and 2007, particularly in steel and copper. A reduction of factory overhead costs including favorable workers’ compensation experience also added to the improved margins. Despite the large increase in sales, selling and administrative expenses rose less than 1% and decreased as a percentage of sales by over 2.4% primarily due to reduced incentive compensation expenses.

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

Operating results for 2008 returned to a profit of $85,000 after the $1,858,000 loss incurred during 2007. The improvement was due to the solid growth in fan coil volume as well as the increased sales prices and cost savings noted above. The 2007 operating results fell to a loss of $1,858,000 from the $161,000 profit reported for 2006. As noted above, the addition of personnel in anticipation of continued growth in fan coil sales, increased factory costs and pricing pressures primarily in the form of enhanced sales incentive programs all combined to diminish profit margins. Higher insurance premiums and legal costs associated with product liability claims contributed to the loss in 2007. The Company also continued to be affected by raw material price increases. Pricing for certain products is generally determined and fixed at the time the contract is awarded. The period of time from the awarding of a contract to the production and delivery of the product can vary. Commodity price increases during the intervening period will significantly impact the margins realized.

Operating results as a percentage of sales and the return on assets both improved but only to near break-even levels. Operating results as a percent of sales and the return on assets were both negative for 2007 due to the loss incurred while both percentages were positive in 2006 due to the operating profit reported.

Evaporative Cooling Segment

Sales in the Evaporative Cooling segment in 2008 increased to $22,985,000, up $525,000 or 2.3% over the 2007 level despite a 4.7% decline in unit volume. A modest increase in selling prices and a change in product mix resulted in the increase in sales revenue. Margins improved by 4.7% as factory overhead costs were lowered largely due to a significant decrease in charges for workers compensation costs. The decline in workers’ compensation costs was the result of both fewer claims during the year and a lower cost of settling older claims than had been predicted at year-end 2007. Sales for 2007 increased slightly to $22,460,000, up $293,000 or 1.3% over the 2006 amount of $22,167,000. The increase was due to modest sales price gains as unit sales were essentially equal to the 2006 level. Margins declined substantially due to higher material costs as well as higher employee benefit expenses. Workers’ compensation claims, self-insured healthcare claims and maintenance costs were all higher in 2007.

Operating results for 2008 returned to a profit of $458,000 after the segment experienced an operating loss of $906,000. As noted above, the improvement is due to the increased prices and reduced overhead expenses. Selling and administrative costs were also reduced primarily due to lower incentive based compensation and employee benefits. The 2007 operating results slipped from a profit of $267,000 in 2006 to a loss of $906,000 in 2007. As noted above, the increased costs combined with aggressive competition that limited sales price increases, were the causes for the decline.

Operating results as a percent of sales and the return on assets were both improved in 2008 compared to 2007 as a result of the operating income generated during 2008 compared to the loss incurred during 2007. Similarly, operating results as a percent of sales and the return on assets were both negative for 2007, and well below the 2006 level, due to the loss noted above.

OUTLOOK

The Concrete, Aggregates and Construction Supplies segment continues to be adversely affected by the nation-wide recession and the substantial decline in construction activity along the Front Range of Colorado. New residential construction remains depressed and is likely to remain weak throughout 2009. Historically, pricing competition has escalated in times of diminished demand which would further adversely affect this segment. Although fuel costs have declined, the cost of diesel fuel has not declined in the same proportion and future prices remain unpredictable. The Door segment is also beginning to experience some slow-down in bidding activity and more pricing competition.

With the exit of the leading manufacturer of evaporative coolers from the U.S. market, some opportunities for increased sales in the Evaporative Cooling segment may be realized but the full impact of that company’s departure is still unknown. The Heating and Cooling segment will also likely be negatively affected by the overall weak economy and decline in commercial construction and weather will continue to be a significant factor. Increased steel prices have negatively impacted margins; however, recently there have been modest decreases in steel prices.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, issued by the Securities and Exchange Commission, requires all registrants, including the Company, to include a discussion of “critical” accounting policies or methods used in the preparation of financial statements. We believe the following are our critical accounting policies and methods.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized as a charge to earnings. The Company annually assesses goodwill for potential impairment as of the last day of its fiscal year. In addition, to the extent that events occur, either involving the relevant Company subsidiaries or in their industries, the Company revisits its assessment of the recorded goodwill to determine if impairment has occurred and should be immediately recognized. This assessment requires us to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates, growth rates and costs. In addition, the terms of recent industry transactions/mergers are considered.

The Company has goodwill associated with two of its reporting units. We estimate the fair value of our reporting segments using a combination of discounted cash flow models and a market valuation approach. Forecasts of future cash flows are based on our best estimate of future sales and operating costs and general market conditions. The cash flow forecasts are adjusted by an appropriate discount rate derived from our market capitalization plus an appropriate control premium at the date of evaluation. Therefore, changes in any of these assumptions could impact the estimated fair value. The market valuation approach compares the Company’s financial results to entities of similar size and industry and also considers the impact of recent transactions in the industry. Additionally, the Company considered the relation of the fair value of the Company’s reporting units to the market capitalization of the Company.

No impairment was indicated as a result of the Company’s assessment in the current year. A 10 percent decrease in the fair value of estimates used for both reporting units would not have changed this determination. If the assessment had indicated that the carrying value of goodwill was impaired, an impairment charge would have been recorded for the amount by which the carrying value of the goodwill exceeded its fair value. Management believes that the assumptions and estimates used to determine the estimated fair values are reasonable; however, changes in the aforementioned assumptions and estimates, as well as the effects of unknown future events or circumstances could materially affect the estimated fair value.

Long-lived Assets (other than Goodwill and Intangible Assets)

The Company reviews long-lived assets by asset group for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the amount and useful life over which cash flows will occur and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available given the Company’s historical experience and internal business plans.

Liabilities

The Company purchases insurance coverage for workers’ compensation, general product and automobile liability, retaining certain levels of risk (self-insured portion). Provision for workers’ compensation claims is estimated with the assistance of an independent expert who applies actuarial methodology to information provided by the Company’s independent claims administrator. Provision for automobile claims is estimated based upon information provided by the Company’s independent claims administrator and the Company’s own experience. With regard to product liability, provisions for both claims and unasserted claims that would be covered under the self-insured portion of the policies are recorded in accordance with the requirements of SFAS No. 5 and are reviewed at least annually for revisions in estimates.

The Company records a reserve for future reclamation work to be performed at its various aggregate operations based upon an estimate of the total expense that will be incurred to reclaim the disturbed areas. Actual reclamation costs are charged against the reserve. The adequacy of the recorded reserve is assessed annually. The assessment may be done more frequently if events or circumstances arise that may indicate a change in estimated costs, recoverable material or the period of mining activity. The Company periodically engages an independent professional to assist in reevaluating the estimates of both the quantities of recoverable material and the cost of reclamation. Our assessment of the adequacy of the reclamation reserves is based on management’s assumptions with the assistance of an independent professional. The analysis requires the use of significant assumptions and estimates about the mining plans, homogeneity of the deposits, third party costs to perform work, method of reclamation to be used, etc. Management believes that the assumptions and estimates used to determine the reserve are reasonable; however, changes in the aforementioned assumptions and estimates, as well as the effects of unknown future events or circumstances, including legislative requirements, could materially affect estimated costs, the quantities of recoverable material or the period of mining. Depletion of rock and sand deposits and amortization of deferred development costs are computed by the units-of-production method based upon estimated recoverable quantities of rock and sand.

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

Recently Issued Accounting Standards

In “Recently Issued Accounting Pronouncement” section of Note 1 to the Consolidated Financial Statements discusses new accounting policies adopted by the Company since 2007 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards has an affect on financial condition, results of operations or liquidity, the impacts are discussed in the applicable notes to the consolidated financial statements.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks related to commodity prices and interest rates. To manage interest rate risk, the Company has, from time to time, entered into interest rate swaps as cash flow hedges. These swaps are authorized by the Company’s policies and procedures. The Company does not use swaps or hedging instruments for trading purposes, and is not a party to any transaction involving leveraged derivatives. The Company entered into an interest rate swap agreement (Swap Agreement) covering the period December 17, 2001 through December 18, 2006 in order to minimize the adverse impact of the floating interest rate characteristic of some of the Company’s term loan borrowings. The Company’s effective interest rate on the portion of the term loan covered by the Swap Agreement was 5.88% during 2006. Cash payments or receipts associated with this agreement are reflected in interest expense. The fixed rate under the Swap Agreement was less than the floating rate on the term loan during 2006 which increased net income by $21,000. During the swap period, the fair value of the Swap Agreement was recorded on the balance sheet with subsequent changes recorded as a separate component of accumulated other comprehensive income in shareholders’ equity. See paragraph below and above discussion under Financial Condition, Liquidity and Capital Resources.

Interest Rates

The Company utilizes revolving credit and term-loan facilities that bear interest at either an adjusted prime or adjusted LIBOR rate. The amount outstanding under these facilities aggregated $17,171,000 at January 3, 2009. The Company is not currently a party to any financial debt instruments that contain fixed interest charges. However the New Credit Agreement, as discussed in Note 5, will require the Company to enter into an interest rate swap during 2009. The Company is not a party to any capital lease agreements as of January 3, 2009.

Continental Materials Corporation

Consolidated Statements of Operations and Comprehensive (Loss) Income

For Fiscal Years 2008, 2007 and 2006

(Amounts in thousands, except per share data)

	2008	2007	2006

Sales	$157,881	$168,429	$158,767
Costs and expenses
Cost of sales (exclusive of depreciation, depletion and amortization)	133,932	142,838	130,410
Depreciation, depletion and amortization	5,135	5,284	5,009
Selling and administrative	19,441	20,888	19,711
Gain on disposition of property and equipment	2,349	27	212
Long-lived asset impairment charge	784	—	—
Operating income (loss)	938	(554)	3,849
Interest expense	(1,292)	(1,254)	(808)
Other income, net	63	340	116
(Loss) income before income taxes	(291)	(1,468)	3,157
Income (benefit) tax provision	(251)	(905)	1,115
Net (loss) income	$(40)	$(563)	$2,042

Basic (loss) earnings per share	$(.03)	$(.35)	$1.27
Weighted average shares outstanding	1,599	1,603	1,605
Diluted (loss) earnings per share	$(.03)	$(.35)	$1.27
Weighted average shares outstanding	1,599	1,603	1,605

Comprehensive (loss) income:
Net (loss) income	$(40)	$(563)	$2,042
Comprehensive loss from interest rate swap, net of tax of $(3) for 2006	—	—	(6)
Total comprehensive (loss) income	$(40)	$(563)	$2,036

The accompanying notes are an integral part of the financial statements.

Continental Materials Corporation

Consolidated Statements of Cash Flows For Fiscal Years 2008, 2007 and 2006

(Amounts in thousands)

	2008	2007	2006
Operating activities
Net (loss) income	$(40)	$(563)	$2,042
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	5,135	5,284	5,009
Long-lived asset impairment charge	784	—	—
Deferred income tax provision	(205)	(261)	213
Provision for doubtful accounts	142	(3)	341
Gain on disposition of property and equipment	(2,349)	(27)	(212)
Receivables	448	1,471	(6,783)
Inventories	(4,199)	(2,392)	718
Prepaid expenses	1,050	(362)	(392)
Prepaid royalties	(15)	86	115
Accounts payable and accrued expenses	(860)	852	1,312
Income taxes	104	(1,189)	236
Other	527	208	(666)
Net cash provided by operating activities	522	3,104	1,933

Investing activities
Cash paid for acquisitions of assets of certain businesses	—	—	(2,452)
Capital expenditures	(2,010)	(7,682)	(6,553)
Cash proceeds from sale of property and equipment	2,807	193	347
Net cash provided by (used in) investing activities	797	(7,489)	(8,658)

Financing activities
Long-term borrowings	—	—	5,000
Repayment of long-term debt	(2,029)	(2,200)	(2,000)
Repayment of note issued for acquisition	—	(666)	(344)
(Repayments) borrowings on revolving credit line, net	(1,500)	7,900	—
Payments to acquire treasury stock	(19)	(93)	—
Net cash (used in) provided by financing activities	(3,548)	4,941	2,666
Net (decrease) increase in cash and cash equivalents	(2,229)	556	(4,059)

Cash and cash equivalents
Beginning of year	3,326	2,770	6,829
End of year	$1,097	$3,326	$2,770

Supplemental disclosures of cash flow items
Cash paid (received) during the year
Interest	$1,409	$1,402	$1,041
Income taxes, net	(151)	568	665
Supplemental disclosures of noncash investing and financing activities
Capital expenditures purchased on account	$165	$—	$—
Buyer’s assumption of liabilities	85	—	—
Note issued as partial consideration for acquisition	—	—	1,000

The accompanying notes are an integral part of the financial statements.

Continental Materials Corporation

Consolidated Balance Sheets As of January 3, 2009 and December 29, 2007

(Amounts in thousands except share data)

	January 3, 2009	December 29, 2007
ASSETS
Current assets
Cash and cash equivalents	$1,097	$3,326
Receivables less allowance of $445 and $530	22,062	22,652
Receivable for insured losses	1,604	1,548
Inventories	23,426	19,227
Prepaid expenses	1,259	2,309
Refundable income taxes	654	629
Deferred income taxes	2,341	2,570
Total current assets	52,443	52,261

Property, plant and equipment
Land and improvements	2,311	2,365
Buildings and improvements	20,190	22,572
Machinery and equipment	81,539	81,148
Mining properties	6,622	5,553
Less accumulated depreciation and depletion	(79,706)	(76,721)
	30,956	34,917

Other assets
Goodwill	7,829	7,829
Amortizable intangible assets	872	1,198
Prepaid royalties	1,069	1,054
Long-term note receivable	—	752
Other	497	499
	$93,666	$98,510

LIABILITIES
Current liabilities
Current portion of long-term debt	1,164	2,400
Accounts payable	9,542	7,558
Income taxes	148	19
Accrued expenses
Compensation	1,641	2,586
Reserve for self-insured losses	3,095	4,067
Liability for unpaid claims covered by insurance	1,604	1,548
Profit sharing	268	869
Reclamation	260	340
Other	2,326	2,492
Total current liabilities	20,048	21,879

Revolving bank loan payable	6,400	7,900
Long-term debt	9,607	10,400
Deferred income taxes	3,414	3,848
Accrued reclamation	845	780
Other long-term liabilities	724	1,016
Commitments and contingencies (Note 6)

SHAREHOLDERS’ EQUITY
Common shares, $.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,830	1,830
Retained earnings	66,770	66,810
Treasury shares, at cost	(16,615)	(16,596)
	52,628	52,687
	$93,666	$98,510

The accompanying notes are an integral part of the financial statements.

Continental Materials Corporation

Consolidated Statements of Shareholders’ Equity

For Fiscal Years 2008, 2007 and 2006

(Amounts in thousands except share data)

	Common shares	Common shares amount	Capital in excess of par	Retained earnings	Accum. other comprehensive income (loss)	Treasury shares	Treasury shares cost
Balance at December 31, 2005	2,574,264	$643	$1,830	$65,331	$6	968,803	$16,503
Net income	—	—	—	2,042	—	—	—
Comprehensive income from interest rate swap, net of tax of $3	—	—	—	—	(6)	—	—
Balance at December 30, 2006	2,574,264	643	1,830	67,373	—	968,803	16,503
Net (loss)	—	—	—	(563)	—	—	—
Purchase of treasury	—	—	—	—	—	3,367	93
Balance at December 29, 2007	2,574,264	643	1,830	66,810	—	972,170	16,596
Net (loss)	—	—	—	(40)	—	—	—
Purchase of treasury shares	—	—	—	—	—	3,816	19
Balance at January 3, 2009	2,574,264	$643	$1,830	$66,770	$—	975,986	$16,615

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3) which amends the list of factors an entity should consider in developing renewal of extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). FSP 142-3 applies to intangible assets that are acquired individually or with a group of asset and intangible assets acquired in both business combinations and asset acquisitions. FSP 142-3 removes the provision under SFAS No. 142 that requires an entity to consider whether the renewal or extension can be accomplished without substantial cost or material modification of the existing terms and conditions associated with the asset. Instead, FSP 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exits. FSP 142-3 is effective for the Company beginning January 4, 2009, the first day of fiscal 2009. The Company does not expect the provisions to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”. The new statement requires expanded disclosure about an entity’s derivative instruments and hedging activities. It is effective for fiscal years beginning after November 15, 2008, including interim periods within those fiscal years, with early application encouraged. The disclosures are required only for those derivative instruments and related hedged items accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations (including nonderivative instruments that are designated and qualify as hedging instruments). At January 3, 2009, the Company did not have any derivative or hedging activities that were addressed by this pronouncement.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS No. 157) which defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The adoption of SFAS No. 157 was effective January 1, 2008 for financial assets and liabilities. In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” (FSP No. 157-2). FSP No. 157-2 delays the effective date of SFAS No. 157 related to non-financial assets and liabilities to January 1, 2009. In October 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (FSP No. 157-3). FSP No. 157-3 clarifies the application of SFAS No. 157 to financial assets in a market that is not active and provides an example to illustrate the considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of SFAS No. 157 for financial assets and liabilities on December 30, 2007, the first day of the Company’s fiscal 2008, did not have a significant effect on the consolidated financial statements and the Company does not anticipate that the adoption of this pronouncement for non-financial assets and liabilities will have a significant effect on its consolidated financial statements. SFAS No. 157 disclosures are included in the “Fair Value of Financial Instruments” section within this Note 1 to the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement was effective as of the beginning of the first fiscal year beginning after November 15, 2007. Upon adoption of SFAS No. 159 by the Company, it did not elect the fair value option for any assets or liabilities. Therefore this statement had no impact on the Company’s consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations—a replacement of FASB No. 141” (SFAS No. 141(R)). SFAS No. 141(R) requires (a) a company to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value as of the acquisition date; and (b) an acquirer in pre-acquisition periods to expense all acquisition-related costs. SFAS No. 141(R) also requires that any adjustments to an acquired entity’s deferred tax asset, valuation allowance, cash contingency, or deferred tax liability balance that occur after the measurement period be recorded as a component of income tax expense. This accounting treatment is required for business combinations consummated before the effective date of SFAS No. 141(R) (non-prospective); otherwise SFAS No. 141(R) must be applied prospectively. The presentation and disclosure requirements must be applied retrospectively to provide comparability in the financial statements. Early adoption is prohibited. SFAS No. 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will be required to comply with the provisions of this statement for any business combinations subsequent to December 15, 2008.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of January 3, 2009 and December 29, 2007 and the reported amounts of revenues and expenses during each of the three years in the period ended January 3, 2009. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly-liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective December 30, 2007, the Company adopted SFAS No. 157, which provides a framework for measuring fair value under GAAP. The adoption of this statement had an immaterial impact on our consolidated financial statements. The Company also adopted the deferral provisions of FSP No. 157-2, which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008.

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

The Company designates cash equivalents as Level 1, as they are money market accounts backed by U. S. Treasury Bills. As of January 3, 2009, and December 29, 2007, the Company did not have any cash equivalents, therefore there were no assets measured at fair value.

The fair value of the Company’s debt as of January 3, 2009 and December 29, 2007 approximated fair value at those times. The fair value of long-term debt is estimated based on current borrowing rates for similar issues, which is not materially different from the recorded value.

INVENTORIES

Inventories are valued at the lower of cost or market and are reviewed periodically for excess or obsolete stock with a provision recorded, where appropriate. Cost for inventory in the HVAC industry group (see Note 13) is determined using the last-in, first-out (LIFO) method. These inventories represent approximately 78% of total inventories at January 3, 2009 (76% at December 29, 2007). The cost of all other inventory is determined by the first-in, first-out (FIFO) or average cost methods.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method as follows:

Buildings	10 to 31 years
Leasehold improvements	Shorter of the term of the lease or useful life
Machinery and equipment	3 to 20 years

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

The Company recorded a long-lived asset impairment charge of $758,000 at January 3, 2009 against the property, plant and equipment of RMRM. See “Impairment of Long-Lived Assets” below.

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

Amortizable intangible assets consist of non-compete agreements, a restrictive land covenant and customer relationships valued in conjunction with various acquisitions. These amounts are being amortized on a straight line basis over the respective lives of the agreements which range from four to ten years except for the customer relationships amount which is being amortized over its estimated life of ten years using the sum-of-the-years digits method. As of January 3, 2009, it was determined that an impairment of assets in the Concrete, Aggregates and Construction Supplies segment had occurred and, accordingly an impairment charge of $26,000 was recorded against one of the non-compete agreements for that segment. See Note 4.

The Company is party to various aggregates leases related to operations of the Concrete, Aggregates and Construction Supplies segment which require royalty payments based upon tons mined. These leases call for minimum annual royalty payments. Prepaid royalties relate to payments made for materials not yet mined.

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

RESERVE FOR SELF-INSURED AND INSURED LOSSES

The Company’s risk management program provides for certain levels of loss retention for workers’ compensation, automobile liability and general and product liability claims. The components of the reserve for self-insured losses have been recorded in accordance with the requirements of SFAS No. 5, “Accounting for Contingencies” (SFAS No. 5) and represent management’s best estimate of the future liability related to these claims up to the associated deductible.

FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts,” requires an entity to accrue the gross amount of a loss even if the entity has purchased insurance to cover the loss. Therefore the Company has recorded losses for workers’ compensation, automobile liability and general and product liability claims in excess of the deductible amounts, i.e., amounts covered by insurance contracts, in “Liability for unpaid claims covered by insurance” with a corresponding “Receivable for insured losses” on the balance sheet. The components of the liability have been recorded in accordance with the requirements of SFAS No. 5 and represent both unpaid settlements and management’s best estimate of the future liability related to open claims. Management has evaluated the credit worthiness of our insurance carriers and determined that recovery of the recorded losses is probable and, therefore, the receivable from insurance has been recorded for the full amount of the insured losses.

RECLAMATION

In connection with permits to mine properties in Colorado, the Company is obligated to reclaim the mined areas whether the property is owned or leased. The Company records a reserve for future reclamation work to be performed at its various aggregate operations based upon an estimate of the total expense that will be incurred to reclaim the disturbed areas. Reclamation expense is provided during the interim periods using the units-of-production method. The adequacy of the recorded reserve is assessed quarterly. At each fiscal year-end, a more formal and complete analysis is performed and the expense and reserve is adjusted to reflect the estimated cost to reclaim the then disturbed and unreclaimed areas. The assessment of the reclamation liability may be done more frequently if events or circumstances arise that may indicate a change in estimated costs, recoverable material or period of mining activity. As part of the year-end analysis, the Company engages an independent specialist to assist in reevaluating the estimates of both the quantities of recoverable material and the cost of reclamation. Most of the reclamation on any mining property is generally performed soon after each section of the deposit is mined. The Company’s reserve for reclamation activities was $1,105,000 at January 3, 2009 and $1,120,000 at

December 29, 2007. The Company classifies a portion of the reserve as a current liability, $260,000 at January 3, 2009 and $340,000 at December 29, 2007, based upon a rolling three-year average of actual reclamation spending.

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

The Company is responsible for warranty related to the manufacture of its HVAC products. The Company does not perform installation services except for installation of electronic access systems in the Door segment, nor are maintenance or service contracts offered. Changes in the aggregated product warranty liability for the fiscal years 2008 and 2007 were as follows (amounts in thousands):

	2008	2007
Beginning balance	$100	$106
Warranty related expenditures	(413)	(349)
Warranty expense accrued	413	343
Ending balance	$100	$100

INCOME TAXES

Income taxes are reported consistent with SFAS No. 109, “Accounting for Income Taxes.” Income taxes are accounted for under the asset and liability method that requires deferred income taxes to reflect the future tax consequences attributable to differences between the tax and financial reporting bases of assets and liabilities. Deferred tax assets and liabilities recognized are based on the tax rates in effect in the year in which differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, based on available positive and negative evidence, it is “more likely than not” (greater than a 50% likelihood) that some or all of the net deferred tax assets will not be realized.

Our income tax returns are subject to audit by the Internal Revenue Service (IRS) and state tax authorities. The amounts recorded for income taxes reflect our tax positions based on research and interpretations of complex laws and regulations. We accrue liabilities related to uncertain tax positions taken or expected to be taken in a tax return in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48).

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables and temporary cash investments. The Company invests its excess cash in commercial paper of companies with strong credit ratings. The Company has not experienced any losses on these investments.

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. In many instances in the Concrete, Aggregates and Construction Supplies segment and in the Heating and Cooling segment (as it relates to the fan coil product line), the Company retains lien rights on the properties served until the receivable is collected. The Company maintains allowances for potential credit losses based upon the aging of accounts receivable and historical experience and such losses have been within management’s expectations. See Note 13 for a description of the Company’s customer base.

IMPAIRMENT OF LONG-LIVED ASSETS

In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed in accordance with SFAS No. 144, “Impairment of Long-Lived Assets.” If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required. The Company is currently evaluating potential alternative operating and strategic plans related to RMRM within the Company’s Concrete, Aggregates and Construction Supplies segment. As part of this evaluation, the Company considered whether or not the assets of RMRM were recoverable in accordance with SFAS No. 144. The Company determined that the fair value of assets associated with RMRM within the Company’s Concrete, Aggregates and Construction Supplies segment were below carrying value, resulting in an impairment charge. The fair value was determined using the current fair value of similar assets in the marketplace. The impairment reduced the book carrying value of property, plant and equipment by $758,000 and the covenant not to compete by $26,000. There were no other impairments identified related to the long-lived assets. See the discussion of Property, Plant and Equipment in Note 1 and Note 4.

FISCAL YEAR END

The Company’s fiscal year end is the Saturday nearest December 31. Fiscal 2008 consisted of 53 weeks while fiscal 2007 and 2006 each consisted of 52 weeks.

2. BUSINESS ACQUISITIONS

On June 30, 2006 the Company purchased certain assets of ASCI, a concrete producer in Colorado Springs, for $2,100,000 of cash and a $1,000,000 Note. The assets were acquired by TMC in the Concrete, Aggregates and Construction Supplies segment. The final purchase price allocation included $1,735,000 of plant and equipment, $290,000 for a non-compete agreement, $350,000 for a restriction of land use covenant, $370,000 for existing customer relations and $355,000 of goodwill, all of which is amortizable over 15 years for income tax purposes. The non-compete agreement is being amortized over its five-year term while the restriction of land use covenant and the customer relations are being amortized over its term and estimated life, respectively, of ten years each. The weighted average amortization period for the intangibles associated with the ASCI acquisition is approximately 8.6 years.

The purchase was accounted for as acquisitions of a business under SFAS No. 141, “Standards of Accounting for Business Combinations”. The consolidated results of operations include ASCI’s operations since the date of acquisition.

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

Year Ended December 30, 2006 (Unaudited)
Net sales	$161,063
Net income	2,069
Basic earnings per share	1.29
Diluted earnings per share	1.29

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

3. INVENTORIES

Inventories consisted of the following (amounts in thousands):

	January 3, 2009	December 29, 2007
Finished goods	$9,421	$7,940
Work in process	1,477	1,372
Raw materials and supplies	12,528	9,915
	$23,426	$19,227

If inventories valued on the LIFO basis were valued at current costs, inventories would be higher by $6,407,000 and $4,872,000 at January 3, 2009 and December 29, 2007 respectively.

Reductions in inventory quantities during 2007 at two locations and 2006 at one location resulted in liquidation of LIFO inventory layers carried at costs lower than the costs of current purchases. The effect was not material in either year.

4. GOODWILL AND AMORTIZABLE INTANGIBLE ASSETS

Goodwill, of which $6,829,000 relates to the Concrete, Aggregates and Construction Supplies segment and $1,000,000 relates to the Door segment, is not amortized but rather assessed for impairment as of the end of each fiscal year in accordance with SFAS No. 142. To the extent that events occur during the year, either involving the relevant Company subsidiaries or in their industries, the Company revisits its assessment of the recorded goodwill to determine if impairment has occurred and should be immediately recognized. No impairment was recognized for any of the other periods presented.

There were no changes in recorded goodwill for the year ended January 3, 2009.

Identifiable intangible assets consist of the following (amounts in thousands):

	January 3, 2009		December 29, 2007
	Gross		Gross
	carrying	Accumulated	carrying	Accumulated
	amount	amortization	amount	amortization
Amortized intangible assets:
Non-compete agreements	$1,640	$1,247	$2,390	$1,763
Restrictive land covenant	350	87	350	51
Customer relationships	370	154	370	98
	$2,360	$1,488	$3,110	$1,912

The above intangible assets include non-compete agreements that were signed at the time the Company acquired the Pueblo operations (October 21, 1996), all of the stock of RMRM (December 31, 2000), all of the stock of MDHI (April 1, 2002), the assets of CSSL (January 1, 2006) and the assets of ASCI (June 30, 2006). Amortization of these amounts is computed on a straight-line basis over the agreement periods which range from four to ten years. The Company recorded an asset impairment reserve of $26,000 at January 3, 2009 against the non-compete agreement related to the purchase of RMRM, see discussion under Impairment of Long-Lived Assets in Note 1. Also included are a restrictive land covenant and customer relationships value related to the ASCI acquisition. Amortization of the restrictive land covenant is computed on the straight-line basis over the agreement period of ten years. Amortization of the customer relations value is computed on the sum-of-the-years digits method over its estimated life of ten years. Amortization expense for these intangible assets was $301,000, $320,000 and $321,000 for 2008, 2007 and 2006, respectively. The estimated amortization expense for the five subsequent fiscal years is as follows: 2009 — $279,000; 2010 — $249,000; 2011 — $101,000; 2012 — $65,000 and 2013 — $59,000.

5. REVOLVING CREDIT LINE AND LONG-TERM DEBT

Outstanding long-term debt consisted of the following (amounts in thousands):

	January 3, 2009	December 29, 2007
Secured term loan	$10,771	$12,800
Less current portion	(1,164)	(2,400)
Total long-term debt	$9,607	$10,400

The outstanding revolving credit and term loan as of January 3, 2009 was made available by two banks under the terms of a secured Revolving Credit and Term Loan Agreement (Amended Credit Agreement), as amended on August 12, 2008. Under the Amended Credit Agreement, the maximum revolving credit facility was $18,000,000 until December 31, 2008 at which time it was reduced to $15,000,000. Borrowings under the Amended Credit Agreement were secured by the Company’s accounts receivable, inventory, machinery, equipment and vehicles. At January 3, 2009 the Company was in compliance with the terms of the Amended Credit Agreement.

The Amended Credit Agreement provided that, at the Company’s option, the term loan and revolving credit facility would bear interest at prime or a performance-based LIBOR rate. Based on the terms of the Amended Credit Agreement and the Company’s performance for the twelve months ended January 3, 2009, the performance based rate would be LIBOR plus 3.00% for both the term loan and borrowings under the revolving credit facility. The Amended Credit Agreement also required the Company to maintain certain levels of EBITDA (earnings before interest, income taxes, depreciation and amortization) or debt service coverage, consolidated tangible net worth and to maintain certain ratios including consolidated debt to cash flow (as defined). Additional borrowings, acquisition of stock of other companies, purchase of treasury shares and payment of cash dividends were either limited or require prior approval by the lenders. Payment of accrued interest was due and paid quarterly by the Company. Principal payments under the term loan were due quarterly with a final payment of all remaining unpaid principal due March 31, 2011. The revolving credit line was used for seasonal or short-term cash needs and stand-by letters of credit. At January 3, 2009 the Company had outstanding stand-by letters of credit of $4,510,000 of which $4,490,000 was issued to an insurance company to collateralize the self-insured amounts under the Company’s risk management program. The weighted average interest rate for all debt was 5.3% for fiscal year 2008 and 7.0% for fiscal year

2007. There was $6,400,000 of outstanding borrowings under the revolving credit line at January 3, 2009. The banks’ commitment to provide revolving credit loans was scheduled to expire on July 31, 2009.

On April 16, 2009 the Company replaced the Amended Credit Agreement with a new secured new credit agreement (New Credit Agreement) whereby the new bank lender will provide a total credit facility of $30,000,000 consisting of a $20,000,000 revolving credit facility (reduced by letters of credit that may be issued by the lender on the Company’s behalf) and a $10,000,000 term loan facility. The Company’s outstanding standby letters of credit of $4,510,000 reduce the borrowing capacity available under the revolving credit facility such that the maximum that can be borrowed is $15,490,000. Borrowings under the New Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles and certain real estate. Borrowings under the revolving credit facility are limited to 80% of eligible accounts receivable and 50% of eligible inventories. Inventory borrowings are limited to a maximum of $10,000,000. Borrowings under the New Credit Agreement will bear interest based on a performance based LIBOR or prime rate option. The base LIBOR rate will not be less than 2% and the base prime rate will not be less 4%. At inception of the New Credit Agreement the interest rate under the LIBOR option will be 5% and 4.75% under the prime rate option. The Company also paid certain underwriting and arrangement fees at the time of closing. The New Credit Agreement requires the Company to maintain certain levels of tangible net worth and EBITDA (earnings before interest, income taxes, depreciation and amortization) or debt service coverage and to maintain certain ratios including consolidated debt to cash flow (as defined) and adjusted EBITDA to interest expense and payments on funded debt. Additional borrowings, acquisition of stock of other companies, purchase of treasury shares and payment of cash dividends are either limited or require prior approval by the lender. Payment of accrued interest is due monthly or at the end of the applicable LIBOR period on revolving credit borrowings and the term debt borrowings. Principal payments under the term loan are due quarterly with a final payment of all remaining unpaid principal due April 16, 2012. The Company is required to enter into an interest rate swap agreement to hedge the interest rate on a minimum amount of $5,000,000 of term debt.

A standby letter of credit in the amount of $4,490,000 previously issued to an insurance company to support self-insured amounts under the Company’s risk management program, was drawn upon by the beneficiary in connection with the Company’s New Credit Agreement. The proceeds of the letter of credit, which now serve as cash collateral for the Company’s self-insured amounts under the Company’s risk management program, was drawn upon by the beneficiary in connection with the Company’s New Credit Agreement. The proceeds of the letter of credit, which now serve as cash collateral for the Company’s self-insurance obligations, are treated as a revolving credit loan under the New Credit Agreement.

After giving effect to the New Credit Agreement aggregate, term loan payments are scheduled as follows (amounts in thousands):

2009 (a)	$1,164
2010	1,375
2011	1,875
2012	6,000
$10,414

(a)          The 2009 amount includes $414,000 paid April 2, 2009 on the Amended Credit Agreement and payments of $250,000 at the end of each of the three remaining quarters of 2009 under the New Credit Agreement. In addition, the remaining $357,000 of principal due under the Amended Credit Agreement was repaid on April 16, 2009 with proceeds from the revolving credit facility under the New Credit Agreement and is not included in the above table.

6. COMMITMENTS AND CONTINGENCIES

The Company is involved in litigation matters related to its business, principally product liability matters related to the gas-fired heating products in the Heating and Cooling segment. In the Company’s opinion, none of these proceedings, when concluded, will have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial condition as the Company has established adequate accruals for matters that are probable and estimable.

7. SHAREHOLDERS’ EQUITY

Four hundred thousand shares of preferred stock ($.50 par value) are authorized and unissued.

8. EARNINGS PER SHARE

The Company computes earnings per share (EPS) in accordance with SFAS No. 128, “Earnings Per Share.” There are no differences between the calculation of basic and diluted EPS for the fiscal years 2008, 2007 and 2006.

9. RENTAL EXPENSE, LEASES AND COMMITMENTS

The Company leases certain of its facilities and equipment and is required to pay the related taxes, insurance and certain other expenses. Rental expense was $3,206,000, $3,788,000 and $3,443,000 for 2008, 2007 and 2006, respectively.

Future minimum rental commitments under non-cancelable operating leases for 2009 and thereafter are as follows: 2009 — $2,064,000; 2010 — $1,554,000; 2011 — $1,481,000; 2012 — $1,382,000; 2013 — $1,174,000 and thereafter — $20,036,000. Included in these amounts is $418,000 per year and approximately $18,828,000 in the “thereafter” amount related to minimum royalty payments due on an aggregates property lease in conjunction with the Pueblo, Colorado operation. Also included in these amounts is $235,000 per year and approximately $412,000 in the “thereafter” amount related to a ground lease upon which the Company owns a building leased to a third party for approximately $344,000 per year. The ground lease runs through October 1, 2016 and contains a renewal clause. The building lease runs through January 31, 2013.

10. RETIREMENT PLANS

As discussed in Note 1, the Company maintains defined contribution retirement benefit plans for eligible employees. Total plan expenses charged to operations were $779,000, $731,000 and $2,206,000 in 2008, 2007 and 2006, respectively.

11. INCOME TAXES

The provision (benefit) for income taxes is summarized as follows (amounts in thousands):

		2008	2007	2006
Federal:	Current	$19	$(634)	$813
	Deferred	(180)	26	38
State:	Current	(65)	(10)	89
	Deferred	(25)	(287)	175
		$(251)	$(905)	$1,115

Note that the percentage effect of an item on the statutory tax rate in a given year will fluctuate based upon the magnitude of the pre-tax profit or loss in that year. The difference between the tax rate on income for financial statement purposes and the federal statutory tax rate was as follows:

	2008	2007	2006
Statutory tax rate	34.0%	34.0%	34.0%
Percentage depletion	66.9	19.4	(5.4)
Non-deductible meals and entertainment	(10.5)	(2.4)	1.2
American Jobs Creation Act credit	—	—	(.7)
Other non-deductible expenses	(1.3)	(2.4)	.2
FIN 48 change in reserves	(8.8)	1.5	(.2)
Valuation allowance for tax assets	(20.1)	(11.0)	—
Net effect of settling Federal and State returns	15.8	.5	—
State income taxes, net of federal benefit	10.3	21.3	6.1
Other	(.3)	.7	.1
	86.0%	61.6%	35.3%

For financial statement purposes, deferred tax assets and liabilities are recorded at a blend of the current statutory federal and states’ tax rates — 37.96%. The principal temporary differences and their related deferred taxes are as follows (amounts in thousands):

	2008	2007
Reserves for self-insured losses	$854	$1,405
Accrued reclamation	419	425
Deferred compensation	194	357
Asset valuation reserves	563	247
Future state tax credits	760	760
Net state operating loss carryforwards	88	67
Federal AMT carryforward	151	—
Other	671	156
Valuation allowance	(220)	(161)
Total deferred tax assets	3,480	3,256

Depreciation	3,008	3,160
Deferred development	475	571
Prepaid royalty	406	252
Other	664	551
Total deferred tax liabilities	4,553	4,534
Net deferred tax liability	$(1,073)	$(1,278)

At both January 3, 2009 and December 29, 2007, the Company established a valuation reserve related to the carryforward of charitable contributions deductions arising in the current and prior years due to the uncertainty that the Company will be able to utilize these deductions prior to the expiration of their carryforward periods.

The net current deferred tax assets are $2,341,000 and $2,570,000 at year-end 2008 and 2007, respectively.

On December 31, 2006, the first day of fiscal 2007, we adopted the provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the financial statement effects of a tax position should initially be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon effective settlement with a taxing authority.

There was no cumulative adjustment to retained earnings required as a result of the implementation of FIN 48. The gross amount of unrecognized tax benefits at January 3, 2009 was $431,000 compared to $328,000 at December 29, 2007 and $290,000 at December 31, 2006. Of these totals, the amounts that would affect the effective tax rates were $81,000, $74,000 and $79,000, respectively.

We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. Accrued interest of $110,000 and penalties of $16,000 were included in our total liability for unrecognized tax benefits as of January 3, 2009 compared to interest of $51,000 and penalties of $18,000 as of December 29, 2007 and interest of $68,000 and penalties of $17,000 as of December 31, 2006.

The United States Federal and various state statutes of limitations expire during the third quarter of 2009 for our 2005 tax year. Included in the balance at January 3, 2009 is approximately $20,000 related to tax positions expected to be resolved within 12 months of this reporting date.

We file income tax returns in the United States Federal and various state jurisdictions. The Internal Revenue Service has completed examinations for periods through 2004. Federal tax years 2005 through 2007 are either currently under examination or remain subject to examination. Various state income tax returns also remain subject to examination.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in thousands):

	2008	2007
Balance at Beginning of Year	$328	$290
Additions for tax positions related to the current year	122	72
Reductions for statute of limitations	(8)	(10)
Reductions for tax positions of prior years	(11)	(14)
Settlements	—	(10)
Balance at End of Year	$431	$328

12. UNAUDITED QUARTERLY FINANCIAL DATA

The following table provides summarized unaudited fiscal quarterly financial data for 2008 and 2007 (amounts in thousands, except per share amounts):

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter
2008
Sales	$34,512	$41,761	$41,454	$40,154
Depreciation, depletion and amortization	1,335	1,318	1,267	1,215
Operating (loss) profit	(1,479)	127	816	1,474	(a)
Net (loss) income	(1,131)	(267)	350	1,008
Basic and Diluted (loss) income per share	(.71)	(.17)	.22	.63

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter
2007
Sales	$40,079	$45,651	$42,288	$40,411
Depreciation, depletion and amortization	1,315	1,322	1,309	1,338
Operating (loss) profit	(292)	1,802	(65)	(1,999)
Net (loss) income	(328)	1,186	10	(1,431)
Basic and Diluted (loss) income per share	(.20)	.74	.01	(.89)

(a)          Fourth quarter 2008 results include a pre-tax gain on the sale of land of $1,947 and a pre-tax impairment charge for long-lived assets of $784.

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

The following table presents information about reported segments for the fiscal years 2008, 2007 and 2006 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

	Construction Products Industry			HVAC Industry
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC	Unallocated Corporate (a)	Other (b)	Total
2008
Revenues from external customers	$76,996	$15,373	$92,369	$42,166	$22,985	$65,151	$17	$344	$157,881
Depreciation, depletion and amortization	3,995	134	4,129	389	539	928	78	—	5,135
Operating (loss) income	(674)	1,455	781	85	458	543	(495)	109	938
Segment assets	46,410	6,276	52,686	23,521	14,241	37,762	3,195	23	93,666
Capital expenditures (c)	1,856	112	1,968	60	140	200	6	—	2,174

	Construction Products Industry			HVAC Industry
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC	Unallocated Corporate (a)	Other (b)	Total
2007
Revenues from external customers	$90,438	$19,024	$109,462	$36,146	$22,460	$58,606	$17	$344	$168,429
Depreciation, depletion and amortization	4,089	99	4,188	409	608	1,017	79	—	5,284
Operating income (loss)	2,980	2,245	5,225	(1,858)	(906)	(2,764)	(3,123)	108	(554)
Segment assets	53,002	7,398	60,400	22,810	13,101	35,911	2,140	59	98,510
Capital expenditures	4,371	2,009	6,380	712	548	1,260	42	—	7,682

	Construction Products Industry			HVAC Industry
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC	Unallocated Corporate (a)	Other (b)	Total
2006
Revenues from external customers	$92,214	$14,100	$106,314	$29,930	$22,167	$52,097	$12	$344	$158,767
Depreciation, depletion and amortization	3,816	123	3,939	376	603	979	91	—	5,009
Operating income (loss)	4,888	1,492	6,380	161	267	428	(3,067)	108	3,849
Segment assets	54,470	4,750	59,220	18,303	12,651	30,954	3,468	63	93,705
Capital expenditures (d)	7,689	74	7,763	274	191	465	115	—	8,343

(a)          Includes unallocated corporate office expenses and assets which consist primarily of cash and cash equivalents, prepaid expenses and property, plant and equipment.

(b)         Includes a real estate operation.

(c)          The 2008 capital expenditures for the Concrete, Aggregates & Construction Supplies segment include $165 of additions purchased on account.

(d)         The 2006 capital expenditures for the Concrete, Aggregates & Construction Supplies segment include the capital assets acquired with the ASCI acquisition. Capital expenditures for the Door segment include the capital assets acquired with the CSSL acquisition.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last annual report except as discussed above.

All long-lived assets are in the United States. No customer accounted for 10% or more of total sales of the Company in fiscal 2008, 2007 or 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Continental Materials Corporation:

We have audited the accompanying consolidated balance sheets of Continental Materials Corporation and subsidiaries (the “Company”) as of January 3, 2009 and December 29, 2007, and the related consolidated statements of income and comprehensive (loss) income, shareholders’ equity, and cash flows for each of the three years in the period ended January 3, 2009.  Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15(a)2.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Continental Materials Corporation and subsidiaries at January 3, 2009 and December 29, 2007, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 11 to the consolidated financial statements, effective December 31, 2006, the first day of the Company’s fiscal year ended December 29, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 — Accounting for Uncertainty in Income Taxes.

/s/ Deloitte & Touche LLP

Chicago, Illinois
April 17, 2009

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

a.         Evaluation  of Disclosure Controls and Procedures

As of January 3, 2009, the Company carried out an evaluation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in that the Company does not have adequate controls because of the material weakness discussed below. In light of the material weakness described below, the Company performed additional analysis and other post closing procedures to ensure its consolidated financial statements are prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

b.         Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 3, 2009.  Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issue by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of its internal control over financial reporting.  Based on this assessment, management has concluded that its internal control over financial reporting is not operating effectively as of January 3, 2009 because of the material weakness discussed below.   A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Management’s assessment as of January 3, 2009 identified a material weakness in our internal control over financial reporting related to its inventory accounting in its Heating and Cooling Segment.

The Company implemented an Enterprise Resource Planning (ERP) system for the Heating and Cooling Segment at the end of the third quarter of 2007. The Company performed a physical inventory for this segment at the end of October 2008 which resulted in an adjustment to decrease the inventory balance and a corresponding charge to cost of sales as of the end of the third quarter of 2008. These adjustments to the Company’s financial statements were reflected in the Company’s third quarter interim financial statements on Form 10-Q. The deficiencies in internal controls that lead to the material weakness primarily related to inaccurate bills of materials associated with the production of the Heating and Cooling Segment’s products and insufficient cycle counting during the interim periods. This deficiency was considered to be a material weakness in the design of our internal control over financial reporting that existed as of the end of the third quarter of 2008.

During the fourth quarter of 2008, the Company began a process to address this material weakness in internal controls. As part of this process, the Company identified the causes which resulted in the inventory accounting errors and developed an action plan to address each of these causes. The action plan includes ensuring the accuracy of the bills of materials, reviewing inventory variances, accounting for scrap in the manufacturing process and implementing cycle count procedures. As of January 3, 2009, we implemented certain of these parts of the action plan and will implement the remaining items during fiscal 2009. We believe our action plan, once fully implemented, will improve the internal control over accounting for inventory in our Heating and Cooling Segment. Until our action items are implemented and proven to be operating effectively for a sufficient period of time, we are not able to conclude that the aforementioned material weakness has been remediated. Management has reviewed the results of its assessment and the plan to correct the deficiency with the Audit Committee of the Company’s Board of Directors.

As of January 3, 2009, the Company was not an “accelerated filer” as defined in Rule 12b-2 under the Exchange Act. Accordingly, pursuant to SEC rules and regulations, the Company is not required to include, and this Annual Report does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting in this Annual Report on Form 10-K. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the  Company to provide only Management’s report in this Annual Report on Form 10-K. We are required to annually reassess our status as a “non-accelerated filer” as of the end of our fiscal year to determine whether we will be required to provide Management’s Annual Report on Internal Control Over Financial Reporting and the associated report of our independent registered public accounting firm in our Annual Report on Form 10-K.

c.         Changes in Internal Controls

The Company continually reassesses our internal control over financial reporting and makes changes as deemed prudent. As noted above, the Company began a process to improve the internal control over financial reporting related to inventory accounting during the fourth quarter of 2008 to address this material weakness. The process was not completed by year-end; however, management performed additional analysis and other post-closing procedures to ensure that the Heating and Cooling Segment’s inventory was accounted for properly in the Company’s consolidated year-end financial statements. The Company intends to complete its assessment of the controls related to inventory accounting during fiscal 2009 and we believe that such measures will appropriately address the material weakness related to the accounting for inventory accounting in the Heating and Cooling segment.

During the quarter ended January 3, 2009, there were no other material weaknesses identified in our review of internal control over financial reporting and no significant changes in the Company’s internal control over financial reporting occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Registrant does not have any information, not already reported, that is required to be reported on Form 8-K during the fourth quarter of the year covered by this Form 10-K.

PART III

Items 10, 11, 12, 13 and 14 of Part III have been omitted from this 10-K Report because the registrant expects to file, not later than 120 days following the close of its fiscal year ended January 3, 2009, its definitive 2009 proxy statement. The information required by Items 10, 11, 12, 13 and 14 of Part III will be included in that proxy statement and such information is hereby incorporated by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1	The following financial statements are included in Item 8 of Part II:
Consolidated statements of operations and comprehensive income for fiscal years 2008, 2007 and 2006
Consolidated statements of cash flows for fiscal years ended 2008, 2007 and 2006
Consolidated balance sheets as of January 3, 2009 and December 29, 2007
Consolidated statements of shareholders’ equity for fiscal years ended 2008, 2007 and 2006

(a) 2	The following is a list of financial statement schedules filed as part of this Report:

Schedule II Valuation and Qualifying Accounts & Reserves

For the Fiscal Years 2008, 2007 and 2006

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

Exhibit 10

Revolving Credit and Term Loan Agreement dated as of September 5, 2003, by and among the Company and LaSalle Bank National Association and Fifth Third Bank filed as Exhibit 10 to Form 10-Q for the quarterly period ending September 27, 2003; First Amendment thereto dated as of May 29, 2004 filed as Exhibit 10 to Form 10-Q for the quarterly period ending July 3, 2004; Second Amendment thereto dated April 14, 2005 filed as Exhibit 10.1 to Form 8-K for the month of April 2005; Third Amendment thereto dated as of June 28, 2005 filed as Exhibit 10.1 to Form 8-K filed July 7, 2005; Fourth Amendment thereto dated as of June 8, 2006 filed as Exhibit 99.1 to Form 8-K filed June 13, 2006; Fifth Amendment thereto dated as of March 28, 2007 filed as Exhibit 99.1 to Form 8-K filed April 3, 2007; Sixth Amendment thereto dated as of August 13, 2007 filed as Exhibit 99.1 to Form 8-K filed August 16, 2007, Seventh Amendment dated as of October 23, 2007 filed as Exhibit 99.1 to Form 8-K filed October 31, 2007, Amended and Restated Revolving Credit and Term Loan Agreement dated as of March 28, 2008 filed as Exhibit 99.1 to Form 8-K filed April 3, 2008 and First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement dated August 12, 2008 filed as Exhibit 10.1 to Form 10-Q filed August 12, 2008, incorporated herein by reference.

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

Exhibit 10e

Continental Materials Corporation Employee Profit Sharing Retirement Plan Amended and Restated Generally Effective October 1, 1997 filed as Exhibit 99a to Form 10-K for the year ended January 1, 2000, incorporated herein by reference.*

Exhibit 10f

Credit Agreement dated April 16, 2009 among Continental Materials Corporation, as the Company, The Various Financial Institutions Party Hereto, as Lenders, and The PrivateBank and Trust Company, as Administrative Agent and Arranger (filed herewith).

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

Date:  April 20, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY(IES)	DATE

/S/ James G. Gidwitz	Chief Executive Officer and a Director
James G. Gidwitz	(Principal Executive Officer)	April 20, 2009

/S/ Joseph J. Sum	Vice President, Chief Financial Officer
Joseph J. Sum	(Principal Financial Officer)	April 20, 2009

/S/ Mark S. Nichter	Secretary and Controller
Mark S. Nichter	(Principal Accounting Officer)	April 20, 2009

/S/ William D. Andrews
William D. Andrews	Director	April 20, 2009

/S/ Thomas H. Carmody
Thomas H. Carmody	Director	April 20, 2009

/S/ Betsy R. Gidwitz
Betsy R. Gidwitz	Director	April 20, 2009

/S/ Ralph W. Gidwitz
Ralph W. Gidwitz	Director	April 20, 2009

/S/ Ronald J. Gidwitz
Ronald J. Gidwitz	Director	April 20, 2009

/S/ Theodore R. Tetzlaff
Theodore R. Tetzlaff	Director	April 20, 2009

/S/ Peter E. Thieriot
Peter E. Thieriot	Director	April 20, 2009

/S/ Darrell M. Trent
Darrell M. Trent	Director	April 20, 2009

CONTINENTAL MATERIALS CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (c) (e)

for the fiscal years 2008, 2007 and 2006

COLUMN A	COLUMN B	COLUMN C(1)	COLUMN D		COLUMN E

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions - Describe		Balance at End of Period

Year 2008
Allowance for doubtful accounts (c)	$530,000	$142,000	$227,000	(a)	$445,000
Inventory valuation reserve (c)	$123,000	$268,000	$136,000	(b)	$255,000
Reserve for self-insured losses	$4,277,000	$3,836,000	$4,930,000	(d)	$3,183,000

Year 2007
Allowance for doubtful accounts (c)	$619,000	$(3,000)	$86,000	(a)	$530,000
Inventory valuation reserve (c)	$147,000	$138,000	$162,000	(b)	$123,000
Reserve for self-insured losses	$3,964,000	$6,592,000	$6,279,000	(d)	$4,277,000

Year 2006
Allowance for doubtful accounts (c)	$310,000	$342,000	$33,000	(a)	$619,000
Inventory valuation reserve (c)	$150,000	$160,000	$163,000	(b)	$147,000
Reserve for self-insured losses	$4,033,000	$5,421,000	$5,490,000	(d)	$3,964,000

Notes:

(a)	Accounts written off, net of recoveries.

(b)	Amounts written off upon disposal of assets.

(c)	Reserve deducted in the balance sheet from the asset to which it applies.

(d)	Payments of self-insured claims including healthcare claims accrued and paid in connection with the Company’s self-insured employee healthcare benefit plan.

(e)	Column C (2) has been omitted as the answer would be “none”.