Form 10-Q
period 2009-04-04
CONTINENTAL MATERIALS CORP
filed 2009-05-18
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, $0.25 par value, shares outstanding at May 8, 2009	1,598,278

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

APRIL 4, 2009 AND JANUARY 3, 2009

(Unaudited)

(000’s omitted except share data)

	APRIL 4,	JANUARY 3,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,272	$1,097
Receivables, net	25,639	22,062
Receivable for insured losses	1,503	1,604
Inventories:
Finished goods	9,373	9,421
Work in process	1,418	1,477
Raw materials and supplies	12,096	12,528
Prepaid expenses	4,814	4,254
Total current assets	56,115	52,443

Property, plant and equipment, net	30,525	30,956

Goodwill	7,829	7,829
Amortizable intangible assets, net	799	872
Other assets	1,590	1,566

	$96,858	$93,666
LIABILITIES
Current liabilities:
Current portion of long-term debt	$1,357	$1,164
Accounts payable and accrued expenses	18,864	17,132
Liability for unpaid claims covered by insurance	1,503	1,604
Income taxes	490	148
Total current liabilities	22,214	20,048

Revolving bank loan payable	8,700	6,400
Long-term debt	9,000	9,607
Deferred income taxes	3,340	3,414
Other long-term liabilities	1,466	1,569
SHAREHOLDERS’ EQUITY
Common shares, $0.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,830	1,830
Retained earnings	66,280	66,770
Treasury shares, 975,986, at cost	(16,615)	(16,615)
	52,138	52,628

	$96,858	$93,666

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE THREE MONTHS ENDED APRIL 4, 2009 AND MARCH 29, 2008

(Unaudited)

(000’s omitted except per-share amounts)

	APRIL 4, 2009	MARCH 29, 2008

Sales	$32,731	$34,512

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	26,853	29,800
Depreciation, depletion and amortization	1,275	1,335
Selling and administrative	5,152	5,200

Gain on disposition of property and equipment	57	344
	33,223	35,991

Operating loss	(492)	(1,479)

Interest expense, net	(181)	(330)
Other income, net	18	28

Loss before income taxes	(655)	(1,781)

Benefit from income taxes	(165)	(650)

Net loss	(490)	(1,131)

Retained earnings, beginning of period	66,770	66,810

Retained earnings, end of period	$66,280	$65,679

Basic and diluted loss per share	$(.31)	$(.71)

Average shares outstanding	1,598	1,599

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 4, 2009 AND MARCH 29, 2008

(Unaudited)

(000’s omitted)

	APRIL 4, 2009	MARCH 29, 2008

Net cash (used in) operating activities	$(889)	$(1,874)

Investing activities:
Capital expenditures	(879)	(176)
Proceeds from sale of property and equipment	57	520
Net cash (used in) provided by investing activities	(822)	344

Financing activities:
Borrowings under revolving credit facility	2,300	1,100
Repayment of long term debt	(414)	(600)
Net cash provided by financing activities	1,886	500

Net increase (decrease) in cash and cash equivalents	175	(1,030)
Cash and cash equivalents:
Beginning of period	1,097	3,326

End of period	$1,272	$2,296

Supplemental disclosures of cash flow items:
Cash paid (received) during the three months for:
Interest, net	$177	$384
Income taxes refund	(414)	—

Supplemental disclosures of noncash investing activities:
Capital expenditures purchased on account	$60	$—
Cash receivable as partial consideration on asset sale ($115) and buyer’s assumption of liabilities ($88)	—	203

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

NOTES TO THE QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED APRIL 4, 2009

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

2.               Income taxes are reported consistent with FASB Statement No. 109, “Accounting for Income Taxes.” Income taxes are accounted for under the asset and liability method that requires deferred income taxes to reflect the future tax consequences attributable to differences between the tax and financial reporting bases of assets and liabilities. Deferred tax assets and liabilities recognized are based on the tax rates in effect in the year in which differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, based on available positive and negative evidence, it is “more likely than not” (greater than a 50% likelihood) that some or all of the net deferred tax assets will not be realized.

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

Our effective income tax rate is based on expected income, statutory tax rates and tax positions taken in the various jurisdictions in which we operate. For this interim financial period, the effective tax rate based upon the projected taxable income for the full year does not yield a tax benefit that would be meaningful to the Company’s interim financial statements based on the first quarter’s loss. As a result, in accordance with FASB Interpretation No. 18: “Accounting for Income Taxes in Interim Periods,” this rate is 25.2%. As the year progresses, we refine the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to our expected effective income tax rate for the year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual income tax rate. Significant judgment is required in determining our effective income tax rate and in evaluating our tax positions.

We file income tax returns in the United States Federal and various state jurisdictions. The Internal Revenue Service has completed examinations for periods through 2004. Federal tax years 2005 through 2007 are either currently under examination or remain subject to examination. Various state income tax returns also remain subject to examination. None of the unrecognized tax benefits at April 4, 2009 are expected to be resolved within 12 months of this reporting date.

3.    Effective December 30, 2007, the Company adopted FASB Statement No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value under accounting principles generally accepted in the United States of America (GAAP). The adoption of No. 157 had an immaterial impact on our consolidated financial statements. The Company also adopted the deferral provisions of FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until the Company’s 2009 fiscal year. The Company’s adoption of this statement had no impact on its consolidated financial position, results of operations or cash flows.

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

The Company designates cash equivalents as Level 1, as they are money market accounts backed by U. S. Treasury Bills. As of April 4, 2009 and January 3, 2009, the Company did not have any cash equivalents, therefore there were no assets measured at fair value.

4.               Operating results for the first three months of 2009 are not necessarily indicative of performance for the entire year. Historically, sales of the Evaporative Cooling segment are higher in the first and second quarters, sales of the Concrete, Aggregates and Construction Supplies segment are higher in the second and third quarters and sales of the Heating and Cooling segment are higher in the third and fourth quarters. The sales of the Door segment are more evenly spread throughout the year.

5.               There is no difference in the calculation of basic and diluted earnings per share (EPS) for the three months ended April 4, 2009 and March 29, 2008.

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

The Heating and Cooling segment produces and sells gas-fired wall furnaces, console heaters and fan coils from the Company’s wholly-owned subsidiary, Williams Furnace Co. of Colton, California. The Evaporative Cooling segment produces and sells evaporative coolers from the Company’s wholly-owned subsidiary, Phoenix Manufacturing, Inc. of Phoenix, Arizona. Sales of these two segments are nationwide, but are concentrated in the southwestern United States. Concrete, Aggregates and Construction Supplies are offered from numerous locations along the Front Range of Colorado operated by the Company’s wholly-owned subsidiaries collectively referred to as Transit Mix Concrete Co. and Rocky Mountain Ready Mix Concrete, Inc. of Denver. Doors are fabricated and sold along with the related hardware from Colorado Springs and Pueblo through the Company’s wholly-owned subsidiary, McKinney Door and Hardware, Inc. of Pueblo, Colorado. Sales of these two segments are highly concentrated in the Front Range area in Colorado although door sales are also made throughout the United States.

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

The following table presents information about reported segments for the three months ended April 4, 2009 and March 29, 2008 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

	Construction Products			HVAC Products
	Concrete,
Quarter ended April 4, 2009	Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Other	Total

Revenues from external customers	$10,709	$4,723	$15,432	$9,898	$7,309	$17,207	$6	$86	$32,731
Depreciation, depletion and amortization	994	42	1,036	95	125	220	19	—	1,275
Operating income (loss)	(1,846)	610	(1,236)	437	1,035	1,472	(755)	27	(492)
Segment assets	45,802	6,904	52,706	20,253	21,691	41,944	2,180	28	96,858
Capital expenditures (a)	688	0	688	0	57	57	29	—	774

	Construction Products			HVAC Products
	Concrete,
Quarter ended March 29, 2008	Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Other	Total

Revenues from external customers	$13,789	$3,760	$17,549	$11,523	$5,349	$16,872	$5	$86	$34,512
Depreciation, depletion and amortization	1,037	33	1,070	108	138	246	19	—	1,335
Operating income (loss)	(1,884)	418	(1,466)	357	382	739	(779)	27	(1,479)
Segment assets (b)	46,410	6,276	52,686	23,521	14,241	37,762	3,195	23	93,666
Capital expenditures (a)	4	86	90	30	51	81	5	—	176

(a)          Capital expenditures are presented on the accrual basis of accounting.

(b)         Segment assets are as of January 3, 2009.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last annual report.

7.               Identifiable amortizable intangible assets as of April,4, 2009 include five non-compete agreements, a restrictive land covenant and customer relations. Collectively, these assets were carried at $799,000, net of $1,561,000 accumulated amortization. The pre-tax amortization expense for intangible assets during the quarter ended April 4, 2009 was $73,000 compared to $76,000 for the quarter ended March 29, 2008.

Identifiable intangible assets consist of the following (amounts in thousands):

	April 4, 2009		January 3, 2009
	Gross		Gross
	carrying	Accumulated	carrying	Accumulated
	amount	amortization	amount	amortization
Amortized intangible assets:
Non-compete agreements	$1,640	$1,298	$1,640	$1,247
Restrictive land covenant	350	96	350	87
Customer relationships	370	167	370	154
	$2,360	$1,561	$2,360	$1,488

Based upon the intangible assets recorded on the balance sheet at April 4, 2009 and January 3, 2009, amortization expense for the next five years is estimated to be as follows: 2009 – $266,000; 2010 – $233,000; 2011 – $101,000; 2012 – $65,000 and 2013 – $65,000

8.               The outstanding revolving credit and term loan as of April 4, 2009 was made available by two banks under the terms of a secured Revolving Credit and Term Loan Agreement dated as of September 5, 2003, as amended (Amended Credit Agreement). Under the Amended Credit Agreement, the maximum revolving credit facility during the first quarter of fiscal 2009 was $15,000,000. Borrowings under the Amended Credit Agreement were secured by the Company’s accounts receivable, inventory, machinery, equipment and vehicles. At April 4, 2009 the Company was in compliance with the terms of the Amended Credit Agreement.

The Amended Credit Agreement provided that, at the Company’s option, the term loan and revolving credit facility would bear interest at prime or a performance-based LIBOR rate. Based on the terms of the Amended Credit Agreement and the Company’s performance for the twelve months ended April 4, 2009, the performance based rate would be LIBOR plus 3.00% for both the term loan and borrowings under the revolving credit facility. The Amended Credit Agreement also required the Company to maintain certain levels of EBITDA (earnings before interest, income taxes, depreciation and amortization) or debt service coverage, consolidated tangible net worth and to maintain certain ratios including consolidated debt to cash flow (as defined). Additional borrowings, acquisition of stock of other companies, purchase of treasury shares and payment of cash dividends were either limited or required prior approval by the lenders. Payment of accrued interest was due and paid quarterly by the Company. Principal payments under the term loan were due quarterly with a final payment of all remaining unpaid principal due March 31, 2011. The revolving credit line was used for seasonal or short-term cash needs and stand-by letters of credit. At April 4, 2009 the Company had outstanding stand-by letters of credit of $4,510,000 of which $4,490,000 was issued to an insurance company to collateralize the self-insured amounts under the Company’s risk management program. There was $8,700,000 of outstanding borrowings under the revolving credit line at April 4, 2009. The banks’ commitment to provide revolving credit loans was scheduled to expire on July 31, 2009. The Company was in compliance with the loan covenants as of the quarter ended April 4, 2009 as defined by the Amended Credit Agreement.

On April 16, 2009 the Company replaced and repaid the Amended Credit Agreement with a new secured new credit agreement (New Credit Agreement) whereby the new bank lender provided a total credit facility of $30,000,000 consisting of a $20,000,000 revolving credit facility (reduced by letters of credit that may be issued by the lender on the Company’s behalf) and a $10,000,000 term loan facility. Borrowings under the New Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles and certain real estate. Borrowings under the revolving credit facility are limited to 80% of eligible accounts receivable and 50% of eligible inventories. Inventory borrowings are limited to a maximum of $10,000,000. Borrowings under the New Credit Agreement bear interest based on a performance based LIBOR or prime rate option. The base LIBOR rate will not be less than 2% and the base prime rate will not be less 4%. At inception of the New Credit Agreement the effective interest rate under the LIBOR option was 5% and 4.75% under the prime rate option. The Company also paid certain underwriting and arrangement fees at the time of closing. The New Credit Agreement requires the Company to maintain certain levels of tangible net worth, EBITDA (earnings before interest, income taxes, depreciation and amortization), debt service coverage and to maintain certain ratios of consolidated debt to cash flow (as defined). The covenants are calculated on a quarterly basis beginning at July 4, 2009, the end of the Company’s second fiscal quarter. Additional borrowings, acquisition of stock of other companies, purchase of treasury shares and payment of cash dividends are either limited or require prior approval by the lender. Payment of accrued interest is due monthly or at the end of the applicable LIBOR period on revolving credit borrowings and the term debt borrowings. Principal payments under the term loan are due quarterly with a final payment of all remaining unpaid principal due April 16, 2012. The Company is required to, but has not yet entered into an interest rate swap agreement to hedge the interest rate on a minimum amount of $5,000,000 of term debt.

As of April 16, 2009, the Company deposited $4,840,000 with the Company’s casualty insurance company in lieu of a letter of credit to secure the Company’s self-insured casualty claims. Revolving credit borrowings were used to fund the cash collateral account with the Company’s insurer.

After giving effect to the New Credit Agreement, the total term loan payments due during the next twelve months are $1,357,000. This amount includes $357,000 paid on April 16, 2009 to pay off the balance of the term loan portion of the Amended Credit Agreement not repaid by the $10,000,000 term loan provided by the New Credit Agreement.

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

Financial Condition, Liquidity and Capital Resources

Sales of the Company’s HVAC products are seasonal and weather sensitive except for fan coils. Revenues in the Company’s Concrete, Aggregates and Construction Supplies segment are influenced by the level of construction activity and weather conditions along the Front Range of Colorado. Sales for the Door segment are not as seasonal nor are they much affected by weather conditions. Historically, the Company has experienced operating losses during the first quarter except when construction activity is strong along the Front Range of Colorado and the weather is mild. Operating results typically improve in the second and third quarters reflecting more favorable weather conditions in Colorado and the seasonal sales of the Evaporative Cooling segment however; the Company expects construction activity along the Front Range will remain weak for the balance of 2009.

Fourth quarter results can vary based on weather conditions in Colorado as well as in the principal markets for the Company’s heating equipment. The Company typically experiences operating cash flow deficits during the first half of the year reflecting operating results, the use of sales dating programs (extended payment terms) related to the Evaporative Cooling segment and payments of the prior year’s accrued incentive bonuses and Company profit-sharing contributions. As a result, the Company’s borrowings against its revolving credit facility tend to peak during the second quarter and then decline over the remainder of the year. This trend has continued thus far in 2009.

As expected, the Company’s cash flow from operations during the first quarter was negative due to the seasonality of sales, production schedules and the sales dating programs related to the evaporative cooler product line. Operations for the first three months of 2009 used $889,000 of cash compared to $1,874,000 during the first three months of 2008. The reduced cash requirement was primarily the result of a decrease in inventory levels during the first quarter of 2009 compared to an increase in inventory levels during the first quarter of 2008 which resulted in just over $3,000,000 less cash used. Inventory, largely raw materials and finished goods had been increased during the latter part of 2008 in the Evaporative Cooling segment in anticipation of added sales resulting from the departure of a large competitor from the United States market. Inventory in the Heating and Cooling segment was also higher at the end of the 2008 fiscal year due to reduced furnace sales related to a very mild winter in many of the markets served. Offsetting approximately $2,275,000 of this improvement was an increase in receivables primarily related to the increase in sales of the Evaporative Cooling segment, many of which were under our sales dating programs.

As more fully discussed in Note 8 above, on April 16, 2009, the Company entered into a secured New Credit Agreement whereby the new bank lender will provide a total credit facility of $30,000,000 consisting of a $20,000,000 revolving credit facility for a three year period and a $10,000,000 term loan facility. The increase in the total credit facility is to provide additional liquidity during the Company’s peak seasonal credit need. The Company was in compliance with the loan covenants as of the quarter ended April 4, 2009 under the Amended Credit Agreement which the New Credit Agreement replaced.

The New Credit Agreement extends the revolving credit facility until April 16, 2012 and accordingly, the outstanding revolving credit balances at April 4, 2009 and January 3, 2009 were classified as long-term obligations.

Capital expenditures are expected to be held to a minimum during 2009; however, approximately $540,000 was expended on the completion of the slurry wall at the new mining site at Pueblo East during first quarter of 2009. The decrease in proceeds from the sale of property and equipment was due to the inclusion of $520,000 of cash received on the sale of a small aggregates operation during the first quarter of 2008.

Scheduled debt repayments were made during the first quarter of both 2009 and 2008. As expected, the Company borrowed against its revolving credit facility during the first quarter of 2009. The highest amount of Company borrowings outstanding under the revolving credit agreement during the first quarter of 2009 was $9,450,000 and the average amount outstanding during the first quarter was $7,757,000.

The Company has prepared a projection of cash sources and uses for the next 12 months. Under this projection, the Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the New Credit Agreement will be sufficient to cover expected cash needs, including servicing debt and planned capital expenditures for the next twelve months. The Company expects to be in compliance with all debt covenants during this period.

Results of Operations - Comparison of Quarter Ended April 4, 2009 to Quarter Ended March 29, 2008

Consolidated sales during the first quarter of 2009 were $32,731,000 resulting in a $492,000 operating loss.  In the first quarter of 2008 sales were $34,512,000 with an operating loss of $1,479,000. Historically, the Company has experienced operating losses during the first quarter except when the construction activity is strong and the weather is mild along the Front Range in Colorado.

The Concrete, Aggregates and Construction Supplies segment and the Heating and Cooling segment reported decreased sales partially offset by increases in the Door and Evaporative Cooling segments. The declines in sales of the two segments were due to reduced construction levels and a relatively mild winter in the furnace market areas. As reported in the Company’s 2008 Annual Report on Form 10-K, the Company continues to evaluate potential alternative operating and strategic plans related to RMRM. The Door segment sales were strong despite the slow construction largely due to this segments products being installed near the completion of a construction job. The Door segment’s backlog declined throughout the first quarter. Sales of evaporative coolers were strong primarily due to new customers that were gained when a major competitor exited the United States market at the end of 2008. Overall cost of sales as a percentage of sales improved from 86.5 to 82.0% as materials costs declined over the first quarter, primarily steel, copper and fuel, and product mix changed to products with better margins. Selling and administrative costs decreased $48,000 but increased as a percentage of sales. The first quarter of 2008 also included the sale of a small aggregate operation (Table Mountain), during the 2008 quarter resulting in a pre-tax gain of approximately $338,000 for the Concrete, Aggregates and Construction Materials segment. Table Mountain did not provide aggregates to the Company’s ready-mix operations and management did not consider it to be a strategic part of its business.

Interest expense declined to $181,000 in the first quarter of 2009 from $330,000 during the first quarter of 2008 due to lower interest rates and slightly lower average debt outstanding.

A discussion of operations by segment follows.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products industry group for the quarters ended April 4, 2009 and March 29, 2008 (dollar amounts in thousands):

	Concrete, Aggregates and Construction Supplies	Doors
Quarter ended April 4, 2009
Revenues from external customers	$10,709	$4,760
Segment operating (loss) income	(1,846)	610
Operating (loss) income as a percent of sales	(17.2)%	12.8%
Segment assets as of April 4, 2009	$45,802	$6,904
Return on assets	(4.0)%	8.8%

Quarter ended March 29, 2008
Revenues from external customers	$13,789	$3,760
Segment operating (loss) income	(1,884)	418
Operating (loss) income as a percent of sales	(13.7)%	11.1%
Segment assets as of March 29, 2008	$50,265	$6,847
Return on assets	(3.7)%	6.1%

Concrete, Aggregates and Construction Supplies Segment

Sales in the Concrete, Aggregates and Construction Supplies segment for the first quarter of 2009 decreased 22.3% from the prior year’s comparable quarter as a result of lower concrete and aggregate volumes, a direct result of the continuing decline in construction activity along the Front Range of Colorado, especially housing construction. Both concrete and aggregate margins were negative largely due to the lower volume and the fixed nature of many of the costs in this segment, most notably batching and delivery costs. The only positive results were achieved by the Pueblo operation which benefitted from two large commercial concrete jobs, one of which will continue into the second quarter. Also exacerbating the lower sales volume was the shutdown of the Pikeview Quarry due to a landslide that occurred in December 2008. The Pikeview Quarry will remain shut down until the Company develops a new mining and reclamation plan. Such plan will be subject to the approval of the Colorado Division of Reclamation, Mining and Safety (DRMS). The Company and its consultants are working on a new mining and reclamation plan. The DRMS has given the Company until May 13, 2010 to submit the new plan. In the meantime, the Company has ramped up production in the Black Canyon Quarry which is expected to begin production early in the second quarter. The costs involved in purchasing rock from third parties for our own concrete needs during the first quarter of 2009 as well as some start-up expenses at the Black Canyon Quarry further suppressed margins. Construction supplies volume also declined in the 2009 first quarter compared to the 2008 quarter due to the reduced construction activity in Colorado Springs although margins were maintained. A final factor affecting the comparative results of the two quarters was the inclusion of a $338,000 profit from the sale of a small aggregate operation (Table Mountain), during the 2008 quarter.

The operating loss in the 2009 first quarter was approximately the same as the 2008 first quarter loss in spite of much lower volumes, the loss of aggregate production from the Pikeview Quarry and the aforementioned gain on the sale of a small aggregates operation during the first quarter of 2008. Selling and administrative costs were reduced during the first quarter of 2009; however they increased as a percentage of sales from 11.0% to 12.8% due to the lower sales volume. As a result, both the operating loss as a percent of sales and the negative return on assets increased in the 2009 first quarter compared to the prior year’s first quarter.

Door Segment

Sales during the first quarter of 2009 in the Door segment increased $1,000,000 or 26.6% from the comparable 2008 quarter due primarily to a strong backlog and the timing of shipments. Sales during a specific quarter can be heavily influenced by customer requests to either accelerate or delay shipments of jobs to better coincide with their own construction schedules. The backlog shrank during the first quarter of 2009 compared to the 2008 year-end by approximately $1,600,000 as a result of the decline in construction on a nationwide basis.

Operating income increased from $418,000 for the 2008 quarter to $610,000 for the 2009 quarter as a result of the increased sales. However, the Door segment is beginning to experience a tightening of gross profit margins as more competitive pricing is being encountered in the slower economy. Selling and administrative costs declined modestly; however, these costs decreased as a percentage of sales from 15.6% to 11.7% due to the increased sales volume. As a result, operating income as a percent of sales increased in the 2009 first quarter compared to the prior year’s quarter. The return on assets for the 2009 first quarter increased at a higher rate due to the comparable asset base for both quarters.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products industry group for the quarters ended April 4, 2009 and March 29, 2008 (dollar amounts in thousands):

	Heating and Cooling	Evaporative Cooling
Quarter ended April 4, 2009
Revenues from external customers	$9,898	$7,309
Segment operating income	437	1,035
Operating income as a percent of sales	4.4%	14.2%
Segment assets as of April 4, 2009	$20,253	$21,691
Return on assets	2.2%	4.8%

Quarter ended March 29, 2008
Revenues from external customers	$11,523	$5,349
Segment operating income	357	382
Operating income as a percent of sales	3.1%	7.1%
Segment assets as of March 29, 2008	$23,222	$16,966
Return on assets	1.5%	2.3%

Heating and Cooling Segment

Sales in the Heating and Cooling segment declined $1,625,000, or 14.1%, during the first quarter of 2009 from the comparable 2008 quarter. Furnace sales dollars and volume during the first quarter of 2009 declined from the 2008 results due to milder weather while fan coil sales declined due to a decline in commercial construction. Also during 2008, WFC provided fan coils for a large new hotel in Las Vegas. Overall, pricing for this segment showed mixed results due to competitive pressures partially offset by lower materials prices, primarily steel and copper.

Operating income improved from $357,000 during the first quarter of 2008 to $437,000 for the 2009 quarter despite the decline in sales as a result of lower material costs and a shift in business to smaller, higher margin jobs. As noted above, a significant portion of the fan coil volume during 2008 was due to the job in Las Vegas which carried lower margins. Largely the result of lower material prices, cost of sales as a percent of sales declined from 85.5% for the first quarter of 2008 to 78.2% for the comparable 2009 quarter. Selling and administrative expenses were reduced by $43,000 but increased as a percentage of sales by 1.9% largely due to the lower sales. Both operating income as a percent of sales and return on assets improved due to the increased margins that resulted from reduced materials costs during the first quarter of 2009 from the level of the prior year’s quarter.

Evaporative Cooling Segment

Sales in the Evaporative Cooling segment increased $1,960,000, or 36.6%, during the first quarter of 2009 from the comparable 2008 quarter. The increase in sales was almost entirely due to the initial stocking orders from new customers, including a major national retailer, as the result of a major competitor exiting the United States market. Continuation of the increased demand is now largely dependent upon the existence of hot, dry weather in the Southwest during the second and third quarters.

The segment reported operating income of $1,035,000 for the 2009 first quarter compared to $382,000 for the 2008 first quarter. The improved operating results were the due to the increased sales and improved margins based in part on lower material prices, notably steel. Margins also benefitted from increased production levels and efficiencies. Selling and administrative expenses increased $191,000 during the 2009 first quarter largely due to volume incentives, commissions, co-op advertising and other expenses directly related to the increase in sales. However, these costs declined as a percentage of sales from 12.5% for the 2008 first quarter to 11.8% for the 2009 quarter. As a result, both operating results as a percent of sales and return on assets increased in the 2009 first quarter from the prior year’s quarter.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of April 4, 2009 and January 3, 2009 and affect the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates.

Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

OUTLOOK

Concrete and aggregate volumes are expected to remain at comparatively low levels for the near term until construction activity along the Front Range of Colorado improves. While the sales volume of the Door segment was quite strong during the first quarter of 2009, the backlog has diminished and we may see some erosion in margins in order to maintain sales volume in a declining market if the construction slow-down continues.

Sales of the Evaporative Cooling segment are expected to grow significantly with the departure of a major competitor from the United States market, but as always, volume will remain weather sensitive. Sales of fan coil products in the Heating and Cooling segment are expected to remain somewhat depressed due to the decline in commercial construction activity nationwide; however, furnace sales could improve if the weather returns to a more normal pattern during the next heating season.

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3) which amends the list of factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). FSP 142-3 applies to intangible assets that are acquired individually or with a group of asset and intangible assets acquired in both business combinations and asset acquisitions. FSP 142-3 removes the provision under SFAS No. 142 that requires an entity to consider whether the renewal or extension can be accomplished without substantial cost or material modification of the existing terms and conditions associated with the asset. Instead, FSP 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exits. Upon adoption of FSP 142-3 on January 4, 2009, the first day of fiscal 2009, this statement had no impact on the Company’s consolidated financial position, results of operation and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”. The new statement requires expanded disclosure about an entity’s derivative instruments and hedging activities. It is effective for fiscal years beginning after November 15, 2008, including interim periods within those fiscal years, with early application encouraged. The disclosures are required only for those derivative instruments and related hedged items accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations (including nonderivative instruments that are designated and qualify as hedging instruments). At April 4, 2009, the Company did not have any derivative or hedging activities that were addressed by this pronouncement.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations—a replacement of FASB No. 141” (SFAS No. 141(R)). SFAS No. 141(R) requires (a) a company to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value as of the acquisition date; and (b) an acquirer in pre-acquisition periods to expense all acquisition-related costs. SFAS No. 141(R) also requires that any adjustments to an acquired entity’s deferred tax asset, valuation allowance, cash contingency, or deferred tax liability balance that occur after the measurement period be recorded as a component of income tax expense. This accounting treatment is required for business combinations consummated before the effective date of SFAS No. 141(R) (non-prospective); otherwise SFAS No. 141(R) must be applied prospectively. The presentation and disclosure requirements must be applied retrospectively to provide comparability in the financial statements. Early adoption is prohibited. SFAS No. 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will be required to comply with the provisions of this statement for any business combinations subsequent to December 15, 2008. The adoption of this statement had no impact on the Company’s first quarter financial statements since there were no current or recent acquisitions.

The Company discusses other recently issued accounting standards and tax law changes in the Critical Accounting Policies section under Item 7 and in Note 1 to Consolidated Financial Statements in Item 8 of the

Company’s Annual Report on Form 10-K for the fiscal year 2008. Other than as discussed above, in Note 3 to this Report on Form 10-Q and in those sections of the 2008 Report on Form 10-K, the Company does not currently have any transactions or circumstances that have been addressed by recently issued accounting pronouncements. Therefore, adoption of any of these statements or pronouncements would not have a material impact on the Company’s results of operations, financial position or liquidity.

MATERIAL CHANGES TO CONTRACTUAL OBLITATIONS

There were no material changes to contractual obligations that occurred during the quarter ended April 4, 2009.

FORWARD-LOOKING STATEMENTS

The foregoing discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements are based on the beliefs of the Company’s management as well as on assumptions made by and information available to the Company at the time such statements were made.  When used in this Report, words such as “anticipates,” “believes,” “contemplates,” “estimates,” “expects,” “plans,” “projects,” and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of factors including but not limited to: weather, interest rates, availability of raw materials and their related costs, national and local economic conditions, competitive forces and changes in governmental regulations and policies. Some of these factors are discussed in more detail in the Company’s 2008 Annual Report on Form 10-K. Changes in accounting pronouncements could also alter projected results. Forward-looking statements speak only as of the date they were made, and the Company undertakes no obligation to publicly update them.

Item 3.        Quantitative And Qualitative Disclosures About Market Risk

There were no material changes in the market risks nor legal proceedings that the Company is exposed to since those discussed in the Company’s 2008 Annual Report on Form 10-K.

Item 4.        Controls and Procedures

(a)                      Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended( Exchange Act) as of April 4, 2009. As noted in Item 9A. in the Company’s 2008 Annual Report on Form 10-K, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in that the Company does not have adequate controls over inventory accounting in its Heating and Cooling Segment to ensure that the inventory and related cost of sales of this segment are appropriately accounted for. The lack of adequate controls over inventory accounting is considered a material weakness in internal controls over financial reporting as defined under standards established by the Public Company Accounting Oversight Board (United States). See Item 9A. in the 2008 Form 10-K for additional details regarding this matter which was deemed to be a weakness in internal control over financial reporting.

Item 4T.     Controls and Procedures

(b)                     Changes in Internal Control Over Financial Reporting.

The Company continually reassesses our internal control over financial reporting and makes changes as deemed prudent. As noted above, the Company identified a material weakness in internal control over financial reporting related to accounting for inventory during the third quarter of Fiscal 2008. During the fourth quarter of Fiscal 2008, the Company began a process to remediate this material weakness in internal controls. As part of this process, the Company identified the causes which resulted in the inventory accounting errors and developed an action plan to address each of these causes. As of April 4, 2009, we have implemented certain of these actions and will implement the remaining items during Fiscal 2009. We believe our action plan, once fully implemented, will improve the internal control over financial reporting related to inventory accounting at our Heating and Cooling Segment. The Company intends to complete its assessment of the controls related to inventory accounting during fiscal 2009 and we believe that such measures will appropriately address the material weakness related to the accounting for inventory accounting in the Heating and Cooling segment.

During the quarter ended April 4, 2009, there were no other material weaknesses identified in our review of internal control over financial reporting and no significant changes in the Company’s internal control over financial reporting occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases made by the Company of its common stock to become treasury stock for the period January 4, 2009 through April 4, 2009. No shares were purchased during the current quarter.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of shares that May Yet Be Purchased Under the Plans or Programs
January 4 – January 31, 2009	—	$—	—	$1,307,404
February 1 – February 28, 2009	—	—	—	1,307,404
March 1 – April 4, 2009	—	—	—	1,307,404
Total	—	$—	—	$1,307,404

On January 19, 1999, the Company initiated purchases under the current open-ended program to repurchase its common stock. Purchases are made on the open market or in block trades at the discretion of management. The dollar amount authorized for the program has been periodically increased by the Board of Directors and approved by the Company’s lenders under the Company’s prior credit facility. The $1,307,404 in the above table represents the remaining amount authorized by the Board. On April 16, 2009, the Company entered into a new credit agreement with a bank which contains certain restrictions on the Company’s ability to repurchase its stock. See further discussion in the Financial Condition, Liquidity and Capital Resources section of Item 2. above.

Item 6.        Exhibits

Exhibits

Exhibit No.	Description

10.1

Credit Agreement dated April 16, 2009 among Continental Materials Corporation, as the Company, The Various Financial Institutions Party Hereto, as Lenders, and The PrivateBank and Trust Company, as Administrative Agent and Arranger filed as Exhibit 10f to Form 10-K for the year ended January 3, 2009, incorporated herein by reference)

31.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and Rule 13a-14(d)/15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and Rule 13a-14(d)/15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION

Date:	May 15, 2009	By:	/s/ Joseph J. Sum
Joseph J. Sum, Vice President
and Chief Financial Officer