Form 10-Q
period 2009-07-04
CONTINENTAL MATERIALS CORP
filed 2009-08-24
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2009

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.25 par value, shares outstanding at August 18, 2009: 1,598,278

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

JULY 4, 2009 and JANUARY 3, 2009

(Unaudited)

(000’s omitted except share data)

	JULY 4,	JANUARY 3,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$504	$1,097
Receivables, net	19,680	22,062
Receivable for insured losses	1,960	1,604
Inventories:
Finished goods	9,025	9,421
Work in process	1,361	1,477
Raw materials and supplies	10,221	12,528
Cash deposits with insurance carriers	4,840	—
Prepaid expenses	4,441	4,254
Current assets held for sale	1,878	—
Total current assets	53,910	52,443

Property, plant and equipment, net	28,108	30,956

Goodwill	7,229	7,829
Amortizable intangible assets, net	563	872
Other assets	1,750	1,566
Long-term assets held for sale	1,905	—

	$93,465	$93,666

LIABILITIES
Current liabilities:
Current portion of long-term debt	$3,225	$1,164
Accounts payable and accrued expenses	15,167	17,280
Liability for unpaid claims covered by insurance	1,960	1,604
Short term liabilities held for sale	1,159	—
Total current liabilities	21,511	20,048

Revolving bank loan payable	7,550	6,400
Long-term debt	6,525	9,607
Deferred income taxes	3,057	3,414
Other long-term liabilities	1,544	1,569

SHAREHOLDERS’ EQUITY
Common shares, $0.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,830	1,830
Retained earnings	67,420	66,770
Treasury shares, 975,986, at cost	(16,615)	(16,615)
	53,278	52,628

	$93,465	$93,666

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE THREE MONTHS ENDED JULY 4, 2009 AND JUNE 28, 2008

(Unaudited)

(000’s omitted except per-share amounts)

	JULY 4,	JUNE 28,
	2009	2008

Sales	$28,682	$37,729

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	22,627	31,293
Depreciation, depletion and amortization	1,227	1,125
Selling and administrative	4,704	4,963

Gain on disposition of property and equipment	2,066	40
	26,492	37,341

Operating income	2,190	388

Interest expense	(382)	(245)
Other income (expense), net	5	(15)

Income from continuing operations before income taxes	1,813	158

Provision for income taxes	635	59

Net income from continuing operations	1,178	99

Loss from discontinued operation net of income tax benefit (provision) of $1,117 and ($18)	(38)	(366)

Net income (loss)	1,140	(267)

Retained earnings, beginning of period	66,280	65,679

Retained earnings, end of period	$67,420	$65,412

Net income (loss) per basic and diluted share:
Continuing operations	$.74	$.06
Discontinued operation	(.03)	(.23)
Net income (loss) per basic and diluted share	.71	(.17)

Average shares outstanding	1,598	1,599

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE SIX MONTHS ENDED JULY 4, 2009 AND JUNE 28, 2008

(Unaudited)

(000’s omitted except per-share amounts)

	JULY 4,	JUNE 28,
	2009	2008

Sales	$59,592	$69,667

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	47,530	58,510
Depreciation, depletion and amortization	2,346	2,267
Selling and administrative	9,620	9,823

Gain on disposition of property and equipment	2,123	384
	57,373	70,216

Operating income (loss)	2,219	(549)

Interest expense	(535)	(534)
Other income (loss), net	17	35

Income (loss) from continuing operations before income taxes	1,701	(1,048)

Provision (benefit) for income taxes	602	(398)

Net income (loss) from continuing operations	1,099	(650)

Loss from discontinued operation net of income tax benefit of $1,250 and $175	(449)	(748)

Net income (loss)	650	(1,398)

Retained earnings, beginning of period	66,770	66,810

Retained earnings, end of period	$67,420	$65,412

Net income (loss) per basic and diluted share:
Continuing operations	$.69	$(.40)
Discontinued operation	(.28)	(.47)
Net income (loss) per basic and diluted share	.41	(.87)

Average shares outstanding	1,598	1,600

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 4, 2009 AND JUNE 28, 2008

(Unaudited)

(000’s omitted)

	JULY 4, 2009	JUNE 28, 2008

Net cash provided by (used in) operating activities	$887	$(2,239)

Investing activities:
Capital expenditures	(1,117)	(407)
Proceeds from sale of assets	97	678
Net cash (used in) provided by investing activities	(1,020)	271

Financing activities:
(Repayment) borrowings on refinanced revolving credit facility	(6,400)	3,100
Payment of deferred financing fees related to new credit facility	(589)	—
Borrowings under new revolving credit facility	7,550	—
Repayment of refinanced long-term debt	(10,771)	(1,200)
Borrowings under new long-term debt	10,000	—
Repayment of new long-term debt	(250)	—
Payment to acquire treasury stock	—	(19)
Net cash (used in) provided by financing activities	(460)	1,881

Net decrease in cash and cash equivalents	(593)	(87)
Cash and cash equivalents:
Beginning of period	1,097	3,326

End of period	$504	$3,239

Supplemental disclosures of cash flow items:
Cash paid during the six months for:
Interest	$553	$730
Refund of prior income taxes	342	—
Supplemental disclosures of noncash investing and financing activities
Cash from sale of land in Colorado Springs received in subsequent quarter	$2,026	$—
Buyer’s assumption of liabilities	—	85
Capital expenditures purchased on account	—	8

See accompanying notes

CONTINENTAL MATERIALS CORPORATION

SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

NOTES TO THE QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED JULY 4, 2009

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

2.               Income taxes are reported consistent with Statement of Financial Accounting Standards (SFAS) Statement No. 109, “Accounting for Income Taxes.” Income taxes are accounted for under the asset and liability method that requires deferred income taxes to reflect the future tax consequences attributable to differences between the tax and financial reporting bases of assets and liabilities. Deferred tax assets and liabilities recognized are based on the tax rates in effect in the year in which differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, based on available positive and negative evidence, it is “more likely than not” (greater than a 50% likelihood) that some or all of the net deferred tax assets will not be realized.

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

Our effective income tax rate of 34.6% is based on expected income, statutory tax rates and tax positions taken in the various jurisdictions in which we operate. For interim financial reporting, we estimate the annual effective rate based on the projected taxable income for the full year and record a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, we refine the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to our expected effective income tax rate for the year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual income tax rate. For the six months ended July 4, 2009, we utilized the effective rate based upon projected operating results for the full year and recorded an income tax provision for the second quarter such that the six month year-to-date rate reflected the estimated annual income tax rate. Significant judgment is required in determining our effective income tax rate and in evaluating our tax positions.

We file income tax returns in the United States Federal and various state jurisdictions. The Internal Revenue Service has completed examinations for periods through 2004. Federal tax years 2005 through 2007 are either currently under examination or remain subject to examination. Various state income tax returns also remain subject to examination. None of the unrecognized tax benefits at July 4, 2009 are expected to be resolved within 12 months of this reporting date.

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

The Company designates the cash equivalents as Level 1, as they are money market accounts backed by Treasury Bills. As of July 4, 2009, and January 3, 2009, the Company did not have any cash equivalents, therefore there were no assets measured at fair value.

In April 2009, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 amended SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments in interim as well as in annual financial statements. The Company adopted this standard in the current quarter. The adoption of this standard resulted in the disclosure of fair value attributable to the Company’s debt instruments within this interim report. As the FSP addresses only disclosure requirements, the adoption of this FSP did not impact the Company’s consolidated financial position, results of operations or cash flows. The carrying amount of the debt at July 4, 2009 approximates its fair value.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statement are issued or are available to be issued. The Company’s disclosure of the sale of its wholly owned subsidiary, Rocky Mountain Ready Mix Concrete, Inc. (RMRM), on July 17, 2009, as discussed in Note 9, incorporates these standards.

In June 2009, the FASB issued SFAS No. 168, the FASB Accounting Standards Codification (TM) and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168).  SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS 168 reorganizes GAAP into approximately 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This statement will not impact the Company’s consolidated financial position, results of operations or cash flows; however it will impact all future references to authoritative accounting literature.

In April 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3) which amends the list of factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). FSP 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. FSP 142-3 removes the provision under SFAS No. 142 that requires an entity to consider whether the renewal or extension can be accomplished without substantial cost or material modification of the existing terms and conditions associated with the asset. Instead, FSP 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exits. Since adoption of FSP 142-3 on January 4, 2009, the first day of fiscal 2009, this statement has had no impact on the Company’s consolidated financial position, results of operation and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” The new statement requires expanded disclosure about an entity’s derivative instruments and hedging activities. It is effective for fiscal years beginning after November 15, 2008, including interim periods within those fiscal years, with early application encouraged. The disclosures are required only for those derivative instruments and related hedged items accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations (including nonderivative instruments that are designated and qualify as hedging instruments). At July 4, 2009, the Company did not have any material derivative or hedging activities that required disclosure under this pronouncement.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations—a replacement of FASB No. 141” (SFAS No. 141(R)). SFAS No. 141(R) requires (a) a company to recognize the assets acquired, the liabilities assumed, and any non-

controlling interest in the acquiree at fair value as of the acquisition date; and (b) an acquirer in pre-acquisition periods to expense all acquisition-related costs. SFAS No. 141(R) also requires that any adjustments to an acquired entity’s deferred tax asset, valuation allowance, cash contingency, or deferred tax liability balance that occur after the measurement period be recorded as a component of income tax expense. This accounting treatment is required for business combinations consummated before the effective date of SFAS No. 141(R) (non-prospective); otherwise SFAS No. 141(R) must be applied prospectively. The presentation and disclosure requirements must be applied retrospectively to provide comparability in the financial statements. Early adoption is prohibited. SFAS No. 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is required to comply with the provisions of this statement for any business combinations subsequent to December 15, 2008. The adoption of this statement had no impact on the Company’s second quarter financial statements since there were no current or recent acquisitions.

4.               Operating results for the first six months of 2009 are not necessarily indicative of performance for the entire year. Historically, sales of the Evaporative Cooling segment are higher in the first and second quarters, sales of the Concrete, Aggregates and Construction Supplies segment are higher in the second and third quarters and sales of the Heating and Cooling segment are higher in the third and fourth quarters. The sales of the Door segment are more evenly spread throughout the year.

5.               There is no difference in the calculation of basic and diluted earnings per share (EPS) for the three-month or six-month periods ended July 4, 2009 and June 28, 2008.

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

The Heating and Cooling segment produces and sells gas-fired wall furnaces, console heaters and fan coils from the Company’s wholly-owned subsidiary, Williams Furnace Co. of Colton, California (WFC). The Evaporative Cooling segment produces and sells evaporative coolers from the Company’s wholly-owned subsidiary, Phoenix Manufacturing, Inc. of Phoenix, Arizona (PMI). Sales of these two segments are nationwide, but are concentrated in the southwestern United States. Concrete, Aggregates and Construction Supplies are offered from numerous locations along the Front Range of Colorado operated by the Company’s wholly-owned subsidiaries collectively referred to as Transit Mix Concrete Co. (TMC). RMRM of Denver, formerly included in this segment, was sold on July 17, 2009 and has been reclassified as discontinued operation (see Note 9). Doors are fabricated and sold along with the related hardware from Colorado Springs and Pueblo through the Company’s wholly-owned subsidiary, McKinney Door and Hardware, Inc. of Pueblo, Colorado (MDHI). Sales of these two segments are highly concentrated in the Front Range area in Colorado although door sales are also made throughout the United States.

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

The following table presents information about reported segments for the three-month and six-month periods ended July 4, 2009 and June 28, 2008 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

	Construction Products			HVAC Products
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Other	Total
2009
Six Months ended July 4, 2009
Revenues from external customers	$18,030	$8,585	$26,615	$15,437	$17,359	$32,796	$9	$172	$59,592
Depreciation, depletion and amortization	1,777	84	1,861	198	250	448	37	—	2,346
Operating (loss) income (a)	(1,671)	978	(693)	(133)	2,535	2,402	456	54	2,219
Segment assets	39,952	6,053	46,005	17,628	15,877	33,505	10,109	3,846	93,465
Capital expenditures (b)	1,001	3	1,004	—	84	84	29	—	1,117
Quarter ended July 4, 2009
Revenues from external customers	$9,142	$3,862	$13,004	$5,539	$10,050	$15,589	$3	$86	$28,682
Depreciation, depletion and amortization	939	42	981	103	125	228	18	—	1,227
Operating (loss) income (a)	(359)	368	9	(570)	1,500	930	1,224	27	2,190
Segment assets	39,952	6,053	46,005	17,628	15,877	33,505	10,109	3,846	93,465
Capital expenditures (b)	313	3	316	—	27	27	—	—	343

	Construction Products			HVAC Products
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Other	Total
2008
Six Months ended June 28, 2008
Revenues from external customers	$28,058	$7,625	$35,683	$19,604	$14,199	$33,803	$9	$172	$69,667
Depreciation, depletion and amortization	1,664	65	1,729	225	275	500	38	—	2,267
Operating income (loss)	101	786	887	(422)	530	108	(1,598)	54	(549)
Segment assets (c)	46,410	6,277	52,687	23,521	14,241	37,762	3,194	23	93,666
Capital expenditures (b)	183	100	283	51	68	119	5	—	407
Quarter ended June 28, 2008
Revenues from external customers	$16,843	$3,865	$20,708	$8,081	$8,850	$16,931	$4	$86	$37,729
Depreciation, depletion and amortization	820	32	852	117	137	254	19	—	1,125
Operating income (loss)	1,430	368	1,798	(779)	148	(631)	(806)	27	388
Segment assets (c)	46,410	6,277	52,687	23,521	14,241	37,762	3,194	23	93,666
Capital expenditures (b)	179	14	193	21	17	38	—	—	231

(a)          Included in the Unallocated Corporate operating amount is a gain of $2,026,000 on the sale of land in Colorado Springs. As disclosed in the 2008 Annual Report on Form 10-K, the Company received $2,114,000 during the fourth quarter of 2008 from the sale resulting in a pre-tax profit of $1,947,000. On July 2, 2009, the Company and the buyer of the property reached an agreement on the final purchase price for that property. Under the terms of the agreement, the Company will receive an additional cash payment of $2,026,000 all of which added to the operating income of the second quarter of 2009. The Company received the cash subsequent to the end of the quarter.

(b)         Capital expenditures are presented on the accrual basis of accounting.

(c)          Segment assets are as of January 3, 2009.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last Annual Report on Form 10-K except for the reclassification of RMRM from the Concrete, Aggregates and Construction Supplies segment to discontinued operations. Assets held for sale as of July 4, 2009 are included in the Other column in the tables above.

7.               Identifiable intangible assets as of July 4, 2009 include two non-compete agreements, a restrictive land covenant and customer relations. Collectively, these assets were carried at $563,000, net of $547,000 accumulated amortization. The pre-tax amortization expense for intangible assets during the quarter ended July 4, 2009 was $42,000 compared to $74,000 for the quarter ended June 28, 2008 and $85,000 and $150,000 for the six months ended July 4, 2009 and June 28, 2008, respectively. Based upon the intangible assets recorded on the balance sheet at July 4, 2009, amortization expense for the next five years is estimated to be as follows: 2009 – $169,000, 2010 – $137,000, 2011 – $101,000, 2012 – $65,000 and 2013 – $58,000.

Goodwill was $7,229,000 as of July 4, 2009 and $7,829,000 as of January 3, 2009.  At January 3, 2009, $6,229,000 related to the Concrete, Aggregates and Construction Supplies segment and $1,000,000 relates to the Door segment.  Goodwill is not amortized but rather assessed for impairment as of the end of each fiscal year in accordance with SFAS No. 142. To the extent that events occur during the year, either involving the relevant Company subsidiaries or their industries, the Company revisits its assessment of the recorded goodwill to determine if impairment has occurred and should be immediately recognized.

During the quarter ended July 4, 2009, the Company accounted for RMRM as a discontinued operation and accordingly reclassified the assets and liabilities of RMRM as assets and liabilities held for sale. RMRM was part of the Concrete, Aggregates and Construction Supplies reporting unit. In accordance with SFAS No. 142, the Company allocated a portion of the goodwill in the Concrete, Aggregates and Construction Supplies reporting unit to the assets of RMRM on a relative fair value basis. The amount of goodwill allocated was $600,000. See Note 9. There were no other changes to goodwill during the quarter.

In accordance with SFAS No. 142, the Company performed an assessment of the realizability of the remaining goodwill in the Concrete, Aggregates and Construction Supplies reporting unit as of July 4, 2009. The results of the Company’s analysis indicated that no impairment of the remaining goodwill in the Concrete, Aggregates and Construction Supplies reporting unit was necessary.

8.              On April 16, 2009 the Company repaid its existing credit agreement and replaced it with a new secured credit agreement (New Credit Agreement) whereby the new bank lender provided a total credit facility of $30,000,000 consisting of a $20,000,000 revolving credit facility (reduced by letters of credit that may be issued by the lender on the Company’s behalf) and a $10,000,000 term loan facility. Borrowings under the New Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles and certain real estate. Borrowings under the revolving credit facility are limited to 80% of eligible accounts receivable and 50% of eligible inventories. Inventory borrowings are limited to a maximum of $10,000,000. The full $20,000,000 was available under the revolving credit facility as of July 4, 2009.

Borrowings under the New Credit Agreement bear interest based on a performance based LIBOR or prime rate option. The base LIBOR rate will not be less than 2% and the base prime rate will not be less 4%. At inception of the New Credit Agreement the effective interest rate under the LIBOR option was 5% and 4.75% under the prime rate option. The Company also paid certain underwriting and arrangement fees at the time of closing. The New Credit Agreement requires the Company to maintain certain levels of tangible net worth, EBITDA (earnings before interest, income taxes, depreciation and amortization), debt service coverage and to maintain certain ratios of consolidated debt to cash flow (as defined). Additional borrowings, acquisition of stock of other companies, purchase of treasury shares and payment of cash dividends are either limited or require prior approval by the lender. Payment of accrued interest is due monthly or at the end of the applicable LIBOR period on revolving credit borrowings and the term debt borrowings. Principal payments under the term loan are due quarterly with a final payment of all remaining unpaid principal due April 16, 2012. Effective May 29, 2009, the Company entered into an interest rate swap transaction as required by the New Credit Agreement. The notional amount of the swap was $5,000,000 which is reduced by $500,000 on September 11, 2011, December 31, 2011 and March 31, 2012 before the swap terminates on April 16, 2012. Under the swap agreement the Company pays a fixed rate of 3.07% and receives the 30 day floating LIBOR rate but not less than 2.00%. At July 4, 2009, the effective rate on $5,000,000 of the outstanding term debt was therefore 6.07% (the 5% effective rate on the term debt under the LIBOR option plus the swap differential of 1.07%). The fair value of the interest rate swap, included in interest expense, was not material to the Company’s financial statements as of July 4, 2009.

As of April 16, 2009, the Company deposited $4,840,000 with the Company’s casualty insurance company in lieu of a letter of credit to secure the Company’s self-insured casualty claims. Revolving credit borrowings were used to fund the cash collateral account with the Company’s insurer.

The amount classified as current for the term loan under the New Credit Agreement is $3,225,000 which includes scheduled quarterly repayments totaling $1,125,000 and payments required from the proceeds of the sale of property in Colorado Springs ($535,000) and the net cash proceeds received from the sale of RMRM ($1,565,000).

9.               During the quarter ended July 4, 2009, the Company committed to a plan to sell RMRM.  See Note 10 for additional details.  As a result of this action, the Company accounted for RMRM as a discontinued operation in accordance with SFAS No. 144— Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). The condensed consolidated results of operations for all periods presented were reclassified to account for RMRM as a discontinued operation.  The assets and liabilities of RMRM are classified as assets and liabilities held for sale in the accompanying condensed consolidated balance sheet as of July 4, 2009.

RMRM is included in the Concrete, Aggregates and Construction Supplies reporting segment.  In accordance with SFAS No. 142 – Goodwill and Other Intangible Assets, the Company allocated a portion of the goodwill to RMRM on a relative fair value basis.  As a result of this allocation, $600,000 of goodwill was allocated to the net assets of RMRM as of July 4, 2009.

Revenue and pretax loss from RMRM is reported as discontinued operations for the six and three month fiscal periods ended July 4, 2009 and June 28, 2008, respectively, and is summarized as follows (amounts in thousands):

	Six Months		Three Months
	2009	2008	2009	2008
Revenue	$3,527	$6,606	$1,706	$4,032
Pretax Loss	$(1,699)	$(923)	$(1,155)	$(348)

The loss from discontinued operations for the six and three month fiscal periods ended July 4, 2009 and June 28, 2008, respectively, is summarized as follows (amounts in thousands):

	Six Months		Three Months
	2009	2008	2009	2008
Loss from operations of RMRM	$(1,052)	$(923)	$(508)	$(348)
Loss on disposal (impairment of net assets) of RMRM	(647)	—	(647)	—
Income tax benefit (provision)	1,250	175	1,117	(18)
Loss on discontinued operation	(449)	(748)	(38)	(366)

In accordance with SFAS No. 144, the net assets of RMRM must be recorded at the lower of carrying value or fair value less costs to sell. As noted above, the carrying value as of July 4, 2009 includes $600,000 of goodwill.  The fair value of RMRM, less costs to sell, were lower than the carrying value as of July 4, 2009, which resulted in a pre-tax impairment charge of $647,000 recorded in the quarter ended July 4, 2009.  This amount has been recorded as a loss on discontinued operations.

The components of the discontinued operations, which are included on the Consolidated Balance Sheet, consist of the following at July 4, 2009 (amounts in thousands):

July 4, 2009
Cash	$23
Receivables	1,185
Inventory	518
Other short-term assets	152
Property and equipment	1,737
Other long-term assets	168
$3,783

Current liabilities	$1,159

Net assets of discontinued operations	$2,624

The sale of RMRM is expected to result in a capital loss of approximately $6,300,000 and a related deferred tax asset of approximately $2,400,000. This loss can be utilized to offset current and future capital gains with a Federal carry forward period limited to five years. The Company has limited capital gains and as a result a valuation allowance of approximately $1,630,000 has been established against the deferred tax asset related to the capital loss in excess of that which is expected to be utilized to offset the capital gain realized during 2009.

10.         Subsequent Events: On July 17, 2009, the Company completed the sale of all of the outstanding capital stock of RMRM, a Colorado corporation to Campbells C-Ment Contracting, Inc. (Buyer), a Colorado corporation. RMRM operated a ready mix concrete business in the Denver metropolitan area.

The Company received $1,905,000 in cash at closing and a Promissory Note in the original principal amount of $1,294,035, representing the estimated closing date net working capital amount of RMRM. The principal amount of the Promissory Note will be adjusted upon a final determination of the closing date net working capital. The Promissory Note bears interest at 5% per annum. The initial principal payment is due September 30, 2010 with final principal payment due June 30, 2012. Principal payments will commence earlier if the Buyer achieves certain sales volume levels.

The Company and its’ wholly-owned subsidiary TMC also entered into a Non-Competition, Non-Disclosure and Non-Solicitation Agreement with the Buyer for a period of six years. In consideration of the covenants made by the Company and TMC, beginning in 2010 the Company will receive compensation if certain sales volume or operating profit thresholds are reached by the Buyer. There is no assurance that the future operating results of the Buyer will be such that any future consideration will be due to the Company under this Agreement.

The Company evaluated subsequent events through the filing date of our quarterly 10-Q with the Securities and Exchange Commission on August 24, 2009.

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

The Heating and Cooling segment produces and sells gas-fired wall furnaces, console heaters and fan coils from the Company’s wholly-owned subsidiary, WFC of Colton, California. The Evaporative Cooling segment produces and sells evaporative coolers from the Company’s wholly-owned subsidiary, PMI of Phoenix, Arizona. Concrete, Aggregates and Construction Supplies are offered from numerous locations along the Front Range of Colorado operated by the Company’s wholly-owned subsidiaries Castle Concrete Company and Transit Mix Concrete Co., of Colorado Springs and Transit Mix of Pueblo, Inc. of Pueblo, collectively referred to as TMC. RMRM of Denver, previously part of this segment, was sold on July 17, 2009 and has been reclassified as a discontinued operation. See Notes 9 and 10. Doors are fabricated and sold along with the related hardware from Colorado Springs and Pueblo through the Company’s wholly-owned subsidiary, MDHI of Pueblo, Colorado.

In addition to the above reporting segments, an “Unallocated Corporate” classification is used to report the unallocated expenses of the corporate office which provides treasury, insurance and tax services as well as strategic business planning and general management services and an “Other” classification is used to report a real estate operation and assets of the discontinued operation. Expenses related to the corporate information technology group are allocated to all locations, including the corporate office.

Liquidity and Capital Resources

Sales of the Company’s HVAC products are seasonal and weather sensitive except for fan coils. Revenues in the Company’s Concrete, Aggregates and Construction Supplies segment are influenced by the level of construction activity and weather conditions along the Front Range of Colorado. Sales for the Door segment are not as seasonal nor are they much affected by weather conditions. Historically, the Company has experienced operating losses during the first quarter except when construction activity is strong along the Front Range of Colorado and the weather is mild. Operating results typically improve in the second and third quarters reflecting more favorable weather conditions in Colorado and the seasonal sales of the Evaporative Cooling segment; however the Company expects construction activity along the Front Range will remain weak for the balance of 2009.

Fourth quarter results can vary based on weather conditions in Colorado as well as in the principal markets for the Company’s heating equipment. The Company typically experiences operating cash flow deficits during the first half of the year reflecting operating results, the use of sales dating programs (extended payment terms) related to the Evaporative Cooling segment and payments of the prior year’s accrued incentive bonuses and Company profit-sharing contributions. As a result, the Company’s borrowings against its revolving credit facility tend to peak during the second quarter and then decline over the remainder of the year. Although liquidity followed this trend for the first half of 2009, the decline in borrowings toward the end of the second quarter were primarily due to reductions of inventory and receivable levels rather than improved sales in the Concrete, Aggregates and Construction Supplies segment.

Cash provided by operations was $887,000 during the first six months of 2009 compared to the $2,239,000 of cash used during the first six months of 2008.The Company’s operating cash flow during the first six months of 2009 was positive primarily due to a decrease in receivables and inventory partially offset by a decrease in accounts payable and accrued expenses compared to an increase in all three categories during the first six months of 2008. The decrease in receivables was primarily due to weak sales in the Concrete, Aggregates and Construction Materials segment and the Heating and Cooling segment. The decline in inventory and accounts payable and accrued expenses was largely due to the reduction in inventory in the Heating and Cooling segment from an unusually high level at the end of 2008. Partially offsetting this net positive cash flow was the need to fund $4,840,000 of deposits with our insurance carriers in lieu of previously issued letters of credit.

During the six months ended July 4, 2009, investing activities used $1,020,000 of cash compared to the $271,000 of cash provided in the prior year’s period. Capital expenditures during the first half of 2009 were primarily incurred by the Concrete, Aggregates and Construction Materials segment including almost $700,000 for development activities on the Pueblo East aggregates site. The proceeds from sale of assets during the 2008 period included the sale a small aggregate operation (Table Mountain) by the Concrete, Aggregates and Construction Materials segment during the first quarter of 2008. The proceeds were approximately $720,000 (including the buyer’s assumption of just over $85,000 of liabilities associated with the property) which resulted in a pre-tax gain of about $344,000. Table Mountain did not provide aggregates to the Company’s ready-mix operations and management did not consider it to be a strategic part of Company’s business.

Financing activities used $460,000 of cash during the first six months of 2009 compared to providing $1,881,000 during the first six months of 2008. As discussed in Note 8, the Company refinanced its term and revolving credit facility during the 2009 second quarter. Financing activities provided less cash for the first six months of 2009 compared to the comparable 2008 period due to the $887,000 of cash provided by operations during 2009 compared to the $2,239,000 of cash used in operations during 2008. All scheduled debt repayments were made during the first six months of both 2009 and 2008. During the first six months of 2009, the highest amount of Company borrowings outstanding under the revolving credit agreement was $14,734,000 and the average amount outstanding was $9,670,000. See Note 8 for details regarding the New Credit Agreement signed April 16, 2009.

The Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the New Credit Agreement will be sufficient to cover expected cash needs, including servicing debt and planned capital expenditures for the next twelve months. The Company expects to be in compliance with all debt covenants during this period.

Operations — Comparison of Quarter Ended July 4, 2009 to Quarter Ended June 28, 2008

Overall, consolidated sales declined over 24.0% from $37,729,000 for the second quarter of 2008 to $28,682,000 for the second quarter of 2009 with significant decreases reported by the Concrete, Aggregates and Construction Supplies segment and the Heating and Cooling segment. The Evaporative Cooling segment reported a significant increase in sales and operating income.

Cost of sales as a percentage of sales declined for all segments except Door which reported a modest increase primarily due to increased sales price competition directly related to the decline in construction activity. The improved margins in the Evaporative Cooling segment and the Heating and Cooling segment were largely due to lower material costs, a change in product mix in the Evaporative Cooling segment and some reduction in factory overhead costs in the Heating and Cooling segment. The Evaporative Cooling segment also benefitted from significantly higher sales. The improved margins in the Concrete, Aggregates and Construction Supplies segment were primarily due to reduced cement costs and a large project in Pueblo.

Selling and administrative costs decreased 5.2% but increased as a percentage of sales, from 13.5% to 16.4%, due to the lower sales volume and the fixed nature of some of these expenses. The substantial increase in gain on disposition of property and equipment during the first six months of 2009 compared to the comparable 2008 period was due to sale of the land in Colorado Springs. As disclosed in the 2008 Annual Report on Form 10-K, the Company received $2,114,000 during the fourth quarter of 2008 from the sale resulting in a pre-tax profit of $1,947,000. On July 2, 2009, the Company and the buyer of the property reached an agreement on the final purchase price for that property. Under the terms of the agreement, the Company will receive an additional cash payment of $2,026,000 all of which added to the operating income of the second quarter of 2009. The Company received the cash subsequent to the end of the quarter. The resulting operating income of $2,190,000 for the 2009 quarter significantly improved over the $388,000 reported for the second quarter of 2008 primarily due to the gain on the sale of land in Colorado Springs.

The loss from discontinued operations for the quarter, net of taxes was $38,000. The loss includes a pretax impairment charge against the net assets of the operation of $647,000. The small net loss was result of the sale generating a large capital loss of which the Company was able to utilize $769,000 to offset the capital gain realized from the sale of land in Colorado Spring discussed above.

A discussion of operations by segment follows.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products group for the quarters ended July 4, 2009 and June 28, 2008 (amounts in thousands):

	Concrete, Aggregates and Construction Supplies	Doors
Quarter ended July 4, 2009
Revenues from external customers	$9,142	$3,862
Segment operating (loss) income	(359)	368
Operating (loss) income as a percent of sales	(3.9)%	9.5%
Segment assets as of July 4, 2009	$39,952	$6,053
Return on assets	(.9)%	6.1%

Quarter ended June 28, 2008
Revenues from external customers	$16,843	$3,865
Segment operating income	1,430	368
Operating income as a percent of sales	8.5%	9.5%
Segment assets as of June 28, 2008	$39,496	$6,774
Return on assets	3.6%	5.4%

Concrete, Aggregates and Construction Supplies Segment

Sales of concrete, aggregates and construction supplies (collectively referred to herein as construction materials) declined by $7,701,000 or 45.7%. The lower level of sales is the result of a substantial slowing of construction activity in the Colorado Springs and Pueblo Colorado area in both the residential and commercial markets. The extent of the decrease in construction activity is not unlike that experienced throughout the country and is less severe than that experienced in some other regions. Concrete volume was 36.4% lower in the second quarter of 2009 compared to the second quarter of 2008. Aggregate volume (tonnage) was down 47% compared to the prior year quarter. In addition to the slow construction markets, the shutdown of the Company’s Pikeview Quarry contributed to the lower aggregate volume. The Pikeview Quarry was shut down in December 2008 due to a landslide. The Company and its consultants are working on a new mining and reclamation plan for the Pikeview Quarry. The mining and reclamation plan requires the approval of the Colorado Division of Reclamation, Mining and Safety (DRMS) before the Company can resume production at the Pikeview Quarry. The DRMS has given the Company until May13, 2010 to submit a new mining and reclamation plan. In spite of the lower sales volume gross profit margins improved due to higher prices and some moderation in purchased materials costs, primarily cement resulting from increased cement production capacity in southern Colorado. In addition a couple of large jobs in the first half of 2009 that required high specification concrete contributed to both the higher price and the improved unit margins. Lower fuel prices and other cost containment measures also contributed to the improved margins. However, overall gross profit was down due to the diminished sales volume. The lower sales volume, the shutdown of the Pikeview Quarry and some higher costs experienced at our Arkansas River aggregate operations had a significant negative effect on the operating results for the second quarter of 2009. Sales of construction supplies also decreased due to the construction slowdown. The lower sales volume and more competitive pricing led to a significantly reduced profit margin for this segment. Overall gross profits on all construction materials were 17.3% compared to 20.1% in the second quarter of 2008. In response to the lower level of business, management reduced selling and administrative expenses through workforce reduction and other cost saving actions. In the second quarter of 2009 this segment had an operating loss of $359,000 compared to an operating profit of $1,430,000 in the second quarter of 2008.

As a result, both operating income as a percent of sales and the return on assets declined in the second quarter of 2009 from the second quarter of 2008.

Door Segment

Door segment sales of $3,862,000 for the second quarter of 2009 were virtually identical to the comparable 2008 quarter despite the decline in construction activity over the past year. Sales during a specific quarter can be heavily influenced by customer requests to either accelerate or delay shipments of jobs to better coincide with their own construction schedules. Sales are also influenced by the level of construction activity but the effect is generally slower to appear as the products supplied by this segment, when sold for new construction, are some of the last items installed on a project. Thus, although sales remained constant, the backlog at July 4, 2009 was approximately 45% lower than the backlog at June 28, 2008.

The slight decline in margins, approximately three tenths of a percent, was primarily due to more competitive pricing encountered on the more recent sales as bidding opportunities decline. Operating income remained constant as lower selling and administrative costs offset an increase in depreciation expense and the small decline in margins. As a result, operating income as a percent of sales remained the same while the return on assets improved from 5.4% for the 2008 quarter to 6.1% for the 2009 quarter. The improved return was largely due to lower inventory levels at July 4, 2009 reflecting the decreased backlog.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products group for the quarters ended July 4, 2009 and June 28, 2008 (amounts in thousands):

	Heating and Cooling	Evaporative Cooling
Quarter ended July 4, 2009
Revenues from external customers	$5,539	$10,050
Segment operating (loss) income	(570)	1,500
Operating (loss) income as a percent of sales	(10.3)%	14.9%
Segment assets as of July 4, 2009	$17,628	$15,877
Return on assets	(3.2)%	9.4%

Quarter ended June 28, 2008
Revenues from external customers	$8,081	$8,850
Segment operating (loss) income	(779)	148
Operating (loss) income as a percent of sales	(9.6)%	1.7%
Segment assets as of June 28, 2008	$23,861	$15,437
Return on assets	(3.3)%	1.0%

Heating and Cooling Segment

Sales in the Heating and Cooling segment were $5,539,000 for the second quarter of 2009, a decrease of $2,542,000, or 31.5%, from the comparable 2008 quarter. Fan coil volume accounted for most of the decrease in sales declining 44.2% from the prior year’s quarter. This decrease was the result of the slowdown in commercial building, especially for new hotels. Furnace volume during the second quarter of 2009 also lagged behind the comparable 2008 quarter in what is traditionally this product’s lowest sales quarter. Cost of sales as a percentage of sales decreased during the second quarter of 2009 to 83.9% from 88.2% for the comparable quarter of 2008. Lower commodity prices, some reduction in factory overhead expenses and the absence of a large low margin fan coil job in Las Vegas during the 2008 quarter were the primary reasons for the improved margins.

Despite a reduction in selling and administrative expenses by approximately $259,000 or 16.0% during the second quarter of 2009 compared to the second quarter of 2008, selling and administrative expenses increased as a percentage of sales from 20.0% to 24.5% as many of these costs are relatively fixed in nature. The operating loss for the 2009 quarter was reduced from $779,000 during the second quarter of 2008 to $570,000 primarily due to the improved margins. The return on assets improved slightly due to the large decrease in assets from June 28, 2008 to July 4, 2009. The decrease in inventory was a planned reduction from an unusually high level carried at the end of 2008 while the decrease in receivables is directly related to the decline in sales.

Evaporative Cooling Segment

Sales in the Evaporative Cooling segment improved to $10,050,000 or 13.6%, during the second quarter of 2009 from the comparable 2008 quarter. Although 2009 unit sales for the second quarter of 2009 were lower than expected and less than the 2008 quarter, an increase in commercial and industrial coolers and parts sales drove sales higher. The lower residential unit sales and increased parts sales may be the result of the depressed economic conditions leading more consumers to attempt to repair rather than replace older units. A slightly cooler weather pattern during the first part of the second quarter of 2009 was also a factor in the lower than expected sales.

Operating income for the second quarter of 2009 improved to $1,500,000 compared to $148,000 for the 2008 quarter. The improvement was the result of a more favorable product mix, lower material costs, primarily steel, increased production levels and reduced freight costs. Selling and administrative costs increased both in dollars and as a percentage of sales due to the increased commissions, co-op advertising, media advertising and customer discounts all related to the increase in sales and higher audit fees related to the first year the Company will be required to obtain an opinion on its internal controls over financial reporting. Both operating income as a percent of sales and return on assets improved in the 2009 quarter from the prior year’s comparable quarter.

Operations - Comparison of Six Months Ended July 4, 2009 to Six Months Ended June 28, 2008

Consolidated sales from continuing operations during the first half of 2009 were $59,592,000 compared to $69,667,000 during the first half of 2008. The 14.5% decline was due to the decreases in the Concrete, Aggregates and Construction Supplies segment and the Heating and Cooling segment which more than offset increases in the Evaporative Cooling and the Door segments. The changes in sales levels are due to the factors noted in the discussion of the second quarter’s results. The improved sales level in the Door segment was primarily due to the timing of shipments. For the six months ended July 4, 2009, the Evaporative Cooling segment and the Heating and Cooling segment both reported a decrease in the cost of sales as a percentage of sales. The Concrete, Aggregates and Construction Supplies segment and the Door segment both reported small increases in their cost of sales as a percentage of sales. On a consolidated basis cost of sales as a percentage of sales improved from 85.3% for the first half of 2008 to 80.6 during the first half of 2009. The improvement was primarily due to the factors cited in the discussion of the quarter’s results. Selling and administrative costs decreased slightly for the six months ended July 4, 2009 from the corresponding 2008 period although they increased as a percentage of sales due to the relatively fixed nature of some of these costs. Also as noted in the quarter’s discussion, the Company recorded an additional gain from the 2008 sale of land of $2,026,000 during the second quarter of 2009. The above factors including the gain on sale of land resulted in an operating income of $2,219,000 for the first six months of 2009 compared to an operating loss of $493,000 reported for the first six months of 2008.

The loss from discontinued operations was $295,000 for the six months ended July 4, 2009. The small net loss was the primarily due to the ability of the Company to utilize a portion of the capital loss that was generated by the sale as noted in the above discussion of the quarter’s operations.

A discussion of operations by segment follows.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products group for the six months ended July 4, 2009 and June 28, 2008 (amounts in thousands):

	Concrete, Aggregates and Construction Supplies	Doors
Six Months ended July 4, 2009
Revenues from external customers	$18,030	$8,585
Segment operating (loss) income	(1,671)	978
Operating (loss) income as a percent of sales	(9.3)%	11.4%
Segment assets as of July 4, 2009	$39,952	$6,053
Return on assets	(4.2)%	16.1%

Six Months ended June 28, 2008
Revenues from external customers	$28,058	$7,625
Segment operating income	131	786
Operating income as a percent of sales	.5%	10.3%
Segment assets as of June 28, 2008	$39,496	$6,774
Return on assets	.3%	11.6%

Concrete, Aggregates and Construction Supplies Segment

The same factors as discussed in the results of the second quarter (principally the depressed construction markets and the shutdown of the Pikeview Quarry) had a similar impact on the results for the first six months of 2009 when compared to the results for the first half of 2008. Sales of construction materials were 35.7% lower in the first half of 2009 compared to a year ago. Concrete volume was down by 24%. Concrete pricing though was somewhat higher due to a modest price increase and the effect of certain jobs that called for higher specification concrete which entailed a higher cost and price. Aggregate volume fell by 42%. The combined aggregate operations generated a sizable loss in the second quarter of 2009 due to the low volume and the Pikeview shutdown. Sales of construction supplies were down 44% compared to the prior year. Selling and administrative expenses were reduced by approximately 10%. This segment’s operating loss in the first six months of 2009 was $1,671,000 compared to an operating profit of $131,000 in the prior year. The operating profit in 2008 included a gain of approximately $338,000 from the sale of a small specialty aggregate operation.

As a result, both operating results as a percent of sales and return on assets declined for the six months ended July 4, 2009 compared to the six months ended June 28, 2008.

Door Segment

Sales in the Door segment for the first six months of 2009 increased $960,000 from the comparable 2008 period primarily due to the timing of shipments as described in the above discussion for the current quarter as backlog shrank by approximately $2,250,000. The decrease in the backlog corresponds to the decline in construction on a nationwide basis.

Operating income also improved from $786,000 during the first half of 2008 to $978,000 for the first half of 2009 largely due to the increased sales volume during the first quarter of 2009. A 4.6% decrease in selling and administrative expenses also added to the improved operating results. As a result, both operating income as a percent of sales and the return on assets increased during the six months ended July 4, 2009 compared to the six months ended June 28, 2008. The return on assets increased at a greater rate than the operating income as a percent of sales for the reasons noted in the above discussion of the quarter.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products group for the six months ended July 4, 2009 and June 28, 2008 (amounts in thousands):

	Heating and Cooling	Evaporative Cooling
Six Months ended July 4, 2009
Revenues from external customers	$15,437	$17,359
Segment operating (loss) income	(133)	2,535
Operating (loss) income as a percent of sales	(.9)%	14.6%
Segment assets as of July 4, 2009	$17,628	$15,877
Return on assets	(.8)%	16.0%

Six Months ended June 28, 2008
Revenues from external customers	$19,604	$14,199
Segment operating (loss) income	(422)	530
Operating (loss) income as a percent of sales	(2.2)%	3.7%
Segment assets as of June 28, 2008	$23,861	$15,437
Return on assets	(1.8)%	3.4%

Heating and Cooling Segment

Sales in the Heating and Cooling segment decreased $4,167,000, or 21.3%, during the first six months of 2009 from the comparable 2008 period. As with the quarter’s results above, fan coil volume was primarily responsible for the decline although furnace volume also lagged behind the level achieved for the first six months of 2008. The reasons for the lower level of sales are similar to those discussed for the quarter although milder weather during the first quarter of 2009 also contributed to the lower furnace sales.

The operating loss narrowed from $422,000 during the first six months of 2008 to a loss of $133,000 for the 2009 period. Cost of sales as a percent of sales improved from 84.9% to 80.2% for the reasons noted in the discussion of the quarter above. Selling and administrative costs declined $302,000 for the first six months of 2009 compared to the first six months of 2008 but increased as a percent of sales due to the fixed nature of some of these costs. As a result of the improved margins, both the operating loss as a percent of sales and the return on assets improved for the first six months of 2009 compared to the prior year’s period.

Evaporative Cooling Segment

Sales in the Evaporative Cooling segment increased $3,160,000, or 22.3%, during the first six months of 2009 over the comparable 2008 period. The increase in sales was due to a major competitor exiting the U.S. market and the factors noted in the discussion of the second quarter’s results above.

The segment reported operating income of $2,535,000 for the first six months of 2009 compared to $530,000 for the comparable 2008 period. The improved operating results were also due to the factors noted above and resulted in a significant increase in both operating results as a percent of sales and return on assets for the first six months of 2009 compared to the prior year’s period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of July 4, 2009 and January 3, 2009 and affect the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates.

Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Note 7 in this report on Form 10-Q and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended January 4, 2009.

As noted in the Note 7, the Company performed an assessment of the realizability of the goodwill in the Concrete, Aggregates and Construction Supplies reporting unit as of July 4, 2009.  Due to this assessment, we have updated our critical accounting policy disclosure related to goodwill below.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized as a charge to earnings. The Company annually assesses goodwill for potential impairment as of the last day of its fiscal year. In addition, to the extent that events occur, either involving the relevant Company subsidiaries or their industries, the Company revisits its assessment of the recorded goodwill to determine if impairment has occurred and should be immediately recognized. This assessment requires us to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates, growth rates and costs. In addition, the terms of recent industry transactions/mergers are considered.

The Company has goodwill associated with two of its reporting units. We estimate the fair value of our reporting segments using a combination of discounted cash flow models and a market valuation approach. Forecasts of future cash flows are based on our best estimate of future sales and operating costs and general market conditions. The cash flow forecasts are adjusted by an appropriate discount rate derived from our market capitalization plus an appropriate control premium at the date of evaluation. Therefore, changes in any of these assumptions could impact the estimated fair value. The market valuation approach compares the Company’s financial results to those entities of similar size and industry and also considers the impact of recent transactions in the industry. Additionally, the Company considers the relation of the fair value of the Company’s reporting units to the market capitalization of the Company.

During the quarter ended July 4, 2009, the Company accounted for RMRM as a discontinued operation and accordingly reclassified the assets and liabilities of RMRM as assets and liabilities held for sale. RMRM was part of the Concrete, Aggregates and Construction Supplies reporting unit. In accordance with SFAS No. 142, the Company allocated a portion of the goodwill in the Concrete, Aggregates and Construction Supplies reporting unit to the assets of RMRM on a relative fair value basis. The amount of goodwill allocated was $600,000. See Note 9.

In accordance with SFAS No. 142, the Company performed an assessment of the realizability of the remaining goodwill in the Concrete, Aggregates and Construction Supplies reporting unit as of July 4, 2009. The results of the Company’s analysis indicated that no adjustment for impairment of the remaining goodwill in the Concrete, Aggregates and Construction Supplies reporting unit was necessary.  The Company’s discounted cash flow analysis considered the impact of the current adverse operating conditions impacting the Concrete, Aggregates and Construction Supplies reporting unit and the current business outlook. The result of our analysis was that while the fair value of the remaining reporting unit declined from year end, the fair value of the reporting unit was still in excess of the carrying value of the reporting unit and as a result, no adjustment for impairment was necessary. However, a decline of approximately 10% of the fair value of the reporting unit may result in an impairment of our goodwill. If the conditions impacting the Concrete, Aggregates and Construction Supplies reporting unit continue to deteriorate during the remaining six months of 2009, we may have an impairment of our goodwill during the current fiscal year.

If the assessment had indicated that the carrying value of goodwill was impaired, an impairment charge would have been recorded for the amount by which the carrying value of the goodwill exceeded its fair value. Management believes that the assumptions and estimates used to determine the estimated fair values are reasonable; however, as noted above, changes in the aforementioned assumptions and estimates, as well as the effects of unknown future events or circumstances could materially affect the estimated fair value.

OUTLOOK

The Company has sold its concrete ready mix business that served the Denver, Colorado market. Currently, the two principal markets served by the Concrete, Aggregates and Construction Supplies segment are Colorado Springs and Pueblo, Colorado. It is difficult to predict the timing and magnitude of the recovery in the construction markets in these two areas. While the American Recovery and Reinvestment Act of 2009 (“ARRA”) had little or no impact on our sales in the first half of 2009 we do expect that spending on this program will benefit our two local markets and should add to our sales volume in the next twelve months or longer. Both local governments (Colorado Springs and Pueblo) have submitted a substantial list of construction projects to the federal government seeking ARRA funding. Recently, the Company was awarded a contract to provide concrete to the Fort Carson army base located just to the south of Colorado Springs. This work is scheduled to begin in September, 2009. New home construction in our two markets in the first half was near record lows. Recently though there has been a modest increase in new home construction and the inventory of unsold homes has diminished. As previously reported, the Company is working with its consultants to develop a new mining and reclamation plan for the Pikeview Quarry. The Pikeview Quarry has been a principal source of aggregate used both in the production of our ready mix concrete and for sale to third parties for other construction applications. If the Company is unable to resume production at the Pikeview Quarry additional capital expenditures may be required to increase production at one or more of our other aggregate locations.

Sales of doors in the first half of 2009 exceeded those in the first half of 2008. However, the sales backlog for doors at the end of June, 2009 was 45% lower compared to a year ago. As a result it may be reasonable to expect that sales of doors in the second half of 2009 will be less than the previous year. We expect pricing levels to be more competitive in the near future as well.

Sales of evaporative coolers are expected to remain at or near current levels depending on weather conditions during the cooling season. Profit margins will vary depending on material cost changes. Steel prices are a significant cost factor. In management’s opinion, steel prices are not likely to increase significantly until the general economic recovery spurs a higher level of demand for steel.

A slow commercial construction market particularly with regard to hotel construction will likely result in a lower level of fan coils sales compared to levels obtained in the past two or three years. We expect sales of heating products to remain relatively constant subject to weather conditions during the heating season. We do not expect a significant change in profit margins except to the extent the lower fan coil volume may have an influence on the profit margin.

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3) which amends the list of factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). FSP 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. FSP 142-3 removes the provision under SFAS No. 142 that requires an entity to consider whether the renewal or extension can be accomplished without substantial cost or material modification of the existing terms and conditions associated with the asset. Instead, FSP 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exits. Since adoption of FSP 142-3 on January 4, 2009, the first day of fiscal 2009, this statement has had no impact on the Company’s consolidated financial position, results of operation and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” The new statement requires expanded disclosure about an entity’s derivative instruments and hedging activities. It is effective for fiscal years beginning after November 15, 2008, including interim periods within those fiscal years, with early application encouraged. The disclosures are required only for those derivative instruments and related hedged items accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations (including nonderivative instruments that are designated and qualify as hedging instruments). At July 4, 2009, the Company did not have any material derivative or hedging activities that required disclosure under this pronouncement.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations—a replacement of FASB No. 141” (SFAS No. 141(R)). SFAS No. 141(R) requires (a) a company to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value as of the acquisition date; and (b) an acquirer in pre-acquisition periods to expense all acquisition-related costs. SFAS No. 141(R) also requires that any adjustments to an acquired entity’s deferred tax asset, valuation allowance, cash contingency, or deferred tax liability balance that occur after the measurement period be recorded as a component of income tax expense. This accounting treatment is required for business combinations consummated before the effective date of SFAS No. 141(R) (non-prospective); otherwise SFAS No. 141(R) must be applied prospectively. The presentation and disclosure requirements must be applied retrospectively to provide comparability in the financial statements. Early adoption is prohibited. SFAS No. 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is required to comply with the provisions of this statement for any business combinations subsequent to December 15, 2008. The adoption of this statement had no impact on the Company’s second quarter financial statements since there were no current or recent acquisitions.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments.   FSP FAS 107-1 amended Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments in interim as well as in annual financial statements. The adoption of this standard resulted in the disclosure of fair value attributable to the Company’s debt instruments within this interim report.  As the FSP addresses only disclosure requirements, the adoption of this FSP did not impact the Company’s consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company’s disclosure of the sale of its wholly owned subsidiary, RMRM, on July 17, 2009, as discussed in Note 10, incorporates these standards.

In June 2009, the FASB issued SFAS No. 168, the FASB Accounting Standards Codification (TM) and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”).  SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS 168 reorganizes GAAP into approximately 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This statement will not impact the Company’s consolidated financial position, results of operations or cash flows; however it will impact all future references to authoritative accounting literature.

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

MATERIAL CHANGES TO CONTRACTUAL OBLIGATIONS

There were no material changes to contractual obligations that occurred during the quarter ended July 4, 2009 except for the New Credit Agreement entered into on April 16, 2009 discussed in Note 8. The New Credit Agreement was filed as Exhibit 10.1 to Form 10-Q filed for the quarterly period ended April 4, 2009.

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

Item 4.        Controls and Procedures

(a)                      Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended( Exchange Act) as of July 4, 2009. As noted in Item 9A. in the Company’s 2008 Annual Report on Form 10-K, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in that the Company does not have adequate controls over inventory accounting in its Heating and Cooling Segment to ensure that the inventory and related cost of sales of this segment are appropriately accounted for. The lack of adequate controls over inventory accounting is considered a material weakness in internal controls over financial reporting as defined under standards established by the Public Company Accounting Oversight Board (United States). See Item 9A. in the 2008 Form 10-K for additional details regarding this matter which was deemed to be a weakness in internal control over financial reporting.

Item 4T.     Controls and Procedures

(b)                     Changes in Internal Control Over Financial Reporting.

The Company continually reassesses our internal control over financial reporting and makes changes it deems prudent. The Company identified a material weakness in internal control over financial reporting related to accounting for inventory of our Heating and Cooling segment during the third quarter of Fiscal 2008. During the fourth quarter of Fiscal 2008, the Company began a process to remediate this material weakness in internal controls. As part of this process, the Company identified the causes which resulted in the inventory accounting errors and developed an action plan to address each of these causes. As of July 4, 2009, we have implemented certain of these actions and will implement the remaining items during Fiscal 2009. We believe our action plan, once fully implemented, will improve the internal control over financial reporting related to inventory accounting at our Heating and Cooling segment. The Company intends to complete its assessment of the controls related to inventory accounting during fiscal 2009 and we believe that such measures will appropriately address the material weakness related to the accounting for inventory accounting in the Heating and Cooling segment.

During the quarter ended July 4, 2009, there were no other material weaknesses identified in our review of internal control over financial reporting and no significant changes in the Company’s internal control over financial reporting occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases made by the Company of its common stock for the period April 5, 2009 through July 4, 2009. No shares were purchased during the current quarter.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 5 – May 1, 2009	—	$—	—	$1,307,404
May 2 – May 30, 2009	—	—	—	1,307,404
May 31 – July 4, 2009	—	—	—	1,307,404
Total	—	$—	—	$1,307,404

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

Item 4.        Submission of Matters to a Vote of Security Holders

(a)                      The 2009 Annual Meeting of the Stockholders of the Company was held on May 27, 2009.

(b)                     At that meeting, three individuals, all of whom are current directors, were elected to serve until the 2012 Annual Meeting by the following votes:

Director	Shares For	Shares Against	Shares Withheld
Thomas H. Carmody	1,407,111	—	141,549
Ronald J. Gidwitz	1,456,694	—	91,966
Darrell M. Trent	1,410,611	—	138,049

There were no broker non-votes.

The following directors’ terms of office continued after the 2009 Meeting until the Annual Meetings of the respective years as set forth opposite their names below:

Directors	Expiration of Term
William D. Andrews	2010
Betsy R. Gidwitz	2010
James G. Gidwitz	2010
Ralph W. Gidwitz	2011
Peter E. Thieriot	2011
Theodore R. Tetzlaff	2011

(c)                      In addition to the above election, the appointment of the independent registered public accounting firm of Deloitte & Touche LLP was ratified by the following vote:

For	Against	Abstain
1,546,705	800	1,155

There were no broker non-votes.

(d)                     Not applicable.

Item 6.            Exhibits

Exhibit No.	Description

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

CONTINENTAL MATERIALS CORPORATION

Date:	August 24, 2009	By:	/s/ Joseph J. Sum
Joseph J. Sum, Vice President
and Chief Financial Officer