Form 10-Q
period 2009-10-03
CONTINENTAL MATERIALS CORP
filed 2009-11-23
CIK 24104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.25 par value, shares outstanding at November 10, 2009: 1,598,278

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

OCTOBER 3, 2009 and JANUARY 3, 2009

(Unaudited)

(000’s omitted except share data)

	OCTOBER 3,	JANUARY 3,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$630	$1,097
Receivables, net	16,609	22,062
Receivable for insured losses	1,834	1,604
Inventories:
Finished goods	9,650	9,421
Work in process	867	1,477
Raw materials and supplies	9,022	12,528
Cash deposits with insurance carriers	4,840	—
Prepaid expenses	4,971	4,254
Total current assets	48,423	52,443

Property, plant and equipment, net	27,382	30,956

Goodwill	7,229	7,829
Amortizable intangible assets, net	521	872
Other assets	2,179	1,566

	$85,734	$93,666

LIABILITIES
Current liabilities:
Current portion of long-term debt	$1,250	$1,164
Accounts payable and accrued expenses	14,417	17,280
Liability for unpaid claims covered by insurance	1,834	1,604
Total current liabilities	17,501	20,048

Revolving bank loan payable	5,100	6,400
Long-term debt	6,150	9,607
Deferred income taxes	2,939	3,414
Other long-term liabilities	1,748	1,569

SHAREHOLDERS’ EQUITY
Common shares, $0.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,830	1,830
Retained earnings	66,438	66,770
Treasury shares, 975,986, at cost	(16,615)	(16,615)
	52,296	52,628

	$85,734	$93,666

See notes to condensed consolidated financial statements.

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE THREE MONTHS ENDED OCTOBER 3, 2009 AND SEPTEMBER 27, 2008

(Unaudited)

(000’s omitted except per-share amounts)

	OCTOBER 3,	SEPTEMBER 27,
	2009	2008

Net sales	$25,834	$38,362

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	21,090	31,363
Depreciation, depletion and amortization	1,064	1,079
Selling and administrative	4,544	4,580

Gain on disposition of property and equipment	78	8
	26,620	37,014

Operating (loss) income	(786)	1,348

Interest expense	(198)	(309)
Other income, net	40	24

(Loss) income from continuing operations before income taxes	(944)	1,063

Benefit (provision) for income taxes	244	(390)

Net (loss) income from continuing operations	(700)	673

Loss from discontinued operation net of income tax provision of $162 and $262	(282)	(323)

Net (loss) income	(982)	350

Retained earnings, beginning of period	67,420	65,412

Retained earnings, end of period	$66,438	$65,762

Net (loss) income per basic and diluted share:
Continuing operations	$(.44)	$.42
Discontinued operation	(.17)	(.20)
Net (loss) income per basic and diluted share	(.61)	.22

Average shares outstanding	1,598	1,599

See notes to condensed consolidated financial statements.

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE NINE MONTHS ENDED OCTOBER 3, 2009 AND SEPTEMBER 27, 2008

(Unaudited)

(000’s omitted except per-share amounts)

	OCTOBER 3,	SEPTEMBER 27,
	2009	2008

Net sales	$88,418	$108,029

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	70,617	88,655
Depreciation, depletion and amortization	3,410	3,346
Selling and administrative	15,159	15,621

Gain on disposition of property and equipment	2,201	392
	86,985	107,230

Operating income	1,433	799

Interest expense	(733)	(843)
Other income, net	57	59

Income from continuing operations before income taxes	757	15

Provision (benefit) for income taxes	358	(8)

Net income from continuing operations	399	23

Loss from discontinued operation net of income tax benefit of $1,088 and $437	(731)	(1,071)

Net loss	(332)	(1,048)

Retained earnings, beginning of period	66,770	66,810

Retained earnings, end of period	$66,438	$65,762

Net income (loss) per basic and diluted share:
Continuing operations	$.25	$.01
Discontinued operation	(.46)	(.67)
Net loss per basic and diluted share	(.21)	(.66)

Average shares outstanding	1,598	1,600

See notes to condensed consolidated financial statements.

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 3, 2009 AND SEPTEMBER 27, 2008

(Unaudited)

(000’s omitted)

	OCTOBER 3, 2009	SEPTEMBER 27, 2008

Net cash provided by (used in) operating activities	$1,775	$(2,444)

Investing activities:
Capital expenditures	(1,411)	(815)
Proceeds from sale of assets	4,429	686
Net cash provided by (used in) investing activities	3,018	(129)

Financing activities:
(Repayment) borrowings on refinanced revolving credit facility	(6,400)	2,800
Payment of deferred financing fees related to new credit facility	(589)	—
Borrowings under new revolving credit facility	5,100	—
Repayment of refinanced long-term debt	(10,771)	(1,614)
Borrowings under new long-term debt	10,000	—
Repayment of new long-term debt	(2,600)	—
Payment to acquire treasury stock	—	(19)
Net cash (used in) provided by financing activities	(5,260)	1,167

Net decrease in cash and cash equivalents	(467)	(1,406)
Cash and cash equivalents:
Beginning of period	1,097	3,326

End of period	$630	$1,920

Supplemental disclosures of cash flow items:
Cash paid during the nine months for:
Interest	$649	$1,098
Income taxes refunded (paid)	526	(21)
Supplemental disclosures of noncash investing and financing activities
Note received from sale of discontinued operation	$525	$—
Buyer’s assumption of liabilities	—	85

See notes to condensed consolidated financial statements.

CONTINENTAL MATERIALS CORPORATION

SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

NOTES TO THE QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED OCTOBER 3, 2009

(Unaudited)

1.               Basis of Presentation:

The unaudited interim condensed consolidated financial statements included herein are prepared pursuant to the Securities and Exchange Commission rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual consolidated financial statements have been omitted. The condensed consolidated balance sheet of the Company as of January 3, 2009 has been derived from the audited consolidated balance sheet of the Company as of that date. The interim condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K. In the opinion of management, the condensed consolidated financial statements include all adjustments (none of which were other than normal recurring adjustments) necessary for a fair statement of the results for the interim periods. Certain prior year’s amounts have been reclassified to conform to the current presentation.

The Company evaluated subsequent events through the filing date of our quarterly 10-Q with the Securities and Exchange Commission on November 23, 2009.

2.               On July 1, 2009, the Financial Accounting Standards Board (FASB) Accounting Standards Codification (Codification) was issued and became effective for interim and annual reporting periods ending after September 15, 2009.  On that date, the Codification officially became the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP); however, Securities and Exchange Commission (SEC) registrants must also consider rules, regulations and interpretive guidance issued by the SEC or its staff. Previous authoritative GAAP was a proliferation of thousands of standards established by a variety of standard setters over the past 50-plus years. All existing standards that were used to create the Codification became superseded. The Codification does not change GAAP and therefore had no impact on the Company’s consolidated financial position, results of operations or cash flows; however, references to authoritative accounting literature will henceforth refer to the topics and guidance in the Codification.

3.               Income taxes are accounted for under the asset and liability method that requires that deferred income taxes reflect the future tax consequences attributable to differences between the tax and financial reporting bases of assets and liabilities. Deferred tax assets and liabilities recognized are based on the tax rates in effect in the year in which differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, based on available positive and negative evidence, it is “more likely than not” (greater than a 50% likelihood) that some or all of the net deferred tax assets will not be realized.

Our income tax returns are subject to audit by the Internal Revenue Service (IRS) and state tax authorities. The amounts recorded for income taxes reflect our tax positions based on research and interpretations of complex laws and regulations. Our accounting for income taxes includes utilizing the accounting principle that the realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood) that the position will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position.

Our effective income tax rate of 47.3% is based on our expected 2009 income, statutory tax rates and tax positions taken in the various jurisdictions in which we operate. For interim financial reporting, we estimate the annual effective rate based on the projected taxable income for the full year and record a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, we refine the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to our expected effective income tax rate for the year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual income tax rate. For the nine months ended October 3, 2009, we utilized the effective rate based upon projected operating results for the full year and recorded an income tax provision for the third quarter such that the nine month year-to-date rate reflected the estimated annual income tax rate. Significant judgment is required in determining our effective income tax rate and in evaluating our tax positions.

4.               In April 2009, the FASB extended the new accounting standards requiring disclosures about fair value of financial instruments to interim as well as annual financial statements. The new interim disclosure requirement became effective for the Company on April 1, 2009, resulting in the disclosure of the fair value attributable to the Company’s debt instruments within this interim report. The Company has concluded that the carrying amount of the debt at October 3, 2009 approximates its fair value, thus the Company’s adoption of this statement had no impact on its consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued new accounting standards establishing general accounting and disclosure requirements for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new disclosure requirements became effective for the Company for the quarterly period ended July 4, 2009. See Note 1.

In April 2008, the FASB issued new accounting standards for determining the useful life of intangible assets which amends the list of factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The new standards apply to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. Since adoption of these new standards on January 4, 2009, the first day of fiscal 2009, this statement has had no impact on the Company’s consolidated financial position, results of operation and cash flows.

In March 2008, the FASB issued new accounting standards requiring expanded disclosures about an entity’s derivative instruments and hedging activities. The new disclosure requirements became effective for the Company on January 4, 2009.  At October 3, 2009, the Company did not have any material derivative or hedging activities that required disclosure under these new accounting standards.

5.               Operating results for the nine and three-month periods ended October 3, 2009 are not necessarily indicative of performance for the entire year due to the seasonality of most of our products. Historically, sales of the Evaporative Cooling segment are higher in the first and second quarters, sales of the Concrete, Aggregates and Construction Supplies (CACS) segment are higher in the second and third quarters and sales of the Heating and Cooling segment are higher in the third and fourth quarters. The sales of the Door segment are more evenly spread throughout the year. However, the economic events of 2009 and their particular effect on the construction industry have had a significant detrimental effect on our fiscal 2009 sales to date and are expected to continue to do so for the remainder of the year.

6.               There is no difference in the calculation of basic and diluted earnings per share (EPS) for the three-month or nine-month periods ended October 3, 2009 and September 27, 2008 as the Company does not have any dilutive financial instruments.

7.               The Company operates primarily in two industry groups, HVAC and Construction Products. Within these two industry groups, the Company has identified two reportable segments in each of the two industry groups: the Heating and Cooling segment and the Evaporative Cooling segment in the HVAC industry group and the Concrete, Aggregates and Construction Supplies segment and the Door segment in the Construction Products industry group.

The Heating and Cooling segment produces and sells gas-fired wall furnaces, console heaters and fan coils from the Company’s wholly-owned subsidiary, Williams Furnace Co. of Colton, California (WFC). The Evaporative Cooling segment produces and sells evaporative coolers from the Company’s wholly-owned subsidiary, Phoenix Manufacturing, Inc. of Phoenix, Arizona (PMI). Sales of these two segments are nationwide, but are concentrated in the southwestern United States. Concrete, Aggregates and Construction Supplies are offered from numerous locations along the Front Range of Colorado operated by the Company’s wholly-owned subsidiaries collectively referred to as Transit Mix Concrete Co. (TMC). Rocky Mountain Ready Mix, Inc. (RMRM) of Denver, formerly included in this segment, was sold on July 17, 2009 and has been reclassified as discontinued operation (see Notes 8 and 10). Doors are fabricated and sold along with the related hardware from Colorado Springs and Pueblo through the Company’s wholly-owned subsidiary, McKinney Door and Hardware, Inc. of Pueblo, Colorado (MDHI). Sales of these two segments are highly concentrated in the Front Range area in Colorado although door sales are also made throughout the United States.

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

The following table presents information about reported segments for the three-month and nine-month periods ended October 3, 2009 and September 27, 2008 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

	Construction Products			HVAC Products
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Other	Total
2009
Nine Months ended October 3, 2009
Revenues from external customers	$32,388	$11,756	$44,144	$21,966	$22,038	$44,004	$12	$258	$88,418
Depreciation, depletion and amortization	2,575	126	2,701	278	375	653	56	—	3,410
Operating (loss) income (a)	(1,601)	1,130	(471)	(869)	2,833	1,964	(141)	81	1,433
Segment assets	40,199	5,887	46,086	17,959	12,611	30,570	8,569	509	85,734
Capital expenditures (b)	1,047	171	1,218	54	107	161	32	—	1,411
Quarter ended October 3, 2009
Revenues from external customers	$11,366	$3,171	$14,537	$6,529	$4,679	$11,208	$3	$86	$25,834
Depreciation, depletion and amortization	798	42	840	80	125	205	19	—	1,064
Operating (loss) income	70	152	222	(736)	298	(438)	(597)	27	(786)
Segment assets	40,199	5,887	46,086	17,959	12,611	30,570	8,569	509	85,734
Capital expenditures (b)	46	168	214	54	23	77	3	—	294

	Construction Products			HVAC Products
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Other	Total
2008
Nine Months ended September 27, 2008
Revenues from external customers	$48,328	$12,187	$60,515	$29,134	$18,109	$47,243	$13	$258	$108,029
Depreciation, depletion and amortization	2,438	100	2,538	338	413	751	57	—	3,346
Operating income (loss)	1,908	1,434	3,342	(1,017)	459	(558)	(2,066)	81	799
Segment assets (c)	46,410	6,277	52,687	23,521	14,241	37,762	3,194	23	93,666
Capital expenditures (b)	401	112	513	51	97	148	6	—	667
Quarter ended September 27, 2008
Revenues from external customers	$20,270	$4,562	$24,832	$9,530	$3,910	$13,440	$4	$86	$38,362
Depreciation, depletion and amortization	774	35	809	113	138	251	19	—	1,079
Operating income (loss)	1,807	648	2,455	(595)	(71)	(666)	(420)	27	1,396
Segment assets (c)	46,410	7,308	52,687	23,521	14,241	37,762	3,194	23	93,666
Capital expenditures (b)	210	12	222	—	37	37	1	—	260

(a)          Included in the Unallocated Corporate operating amount is a gain of $2,026,000 on the sale of land in Colorado Springs. As disclosed in the 2008 Annual Report on Form 10-K, the Company received $2,114,000 during the fourth quarter of 2008 from the sale resulting in a pre-tax profit of $1,947,000. On July 2, 2009, the Company and the buyer of the property reached an agreement on the final purchase price for that property. Under the terms of the agreement, the Company received an additional cash payment of $2,026,000 all of which added to the operating income of the second quarter of 2009.

(b)         Capital expenditures are presented on the accrual basis of accounting.

(c)          Segment assets are as of January 3, 2009.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last Annual Report on Form 10-K except for the reclassification of RMRM from the CACS segment to discontinued operations. Assets held for sale as of October 3, 2009 are included in the Other column in the tables above.

8.               Identifiable intangible assets as of October 3, 2009 include two non-compete agreements, a restrictive land covenant and customer relations. Collectively, these assets were carried at $521,000, net of $589,000 accumulated amortization. The pre-tax amortization expense for intangible assets during the quarter ended October 3, 2009 was $42,000 compared to $76,000 for the quarter ended September 27, 2008 and $127,000 and $226,000 for the nine months ended October 3, 2009 and September 27, 2008, respectively. Based upon the intangible assets recorded on the balance sheet at October 3, 2009, amortization expense for the next five years is estimated to be as follows: 2009 – $169,000, 2010 – $137,000, 2011 – $101,000, 2012 – $65,000 and 2013 – $58,000.

Goodwill was $7,229,000 as of October 3, 2009 and $7,829,000 as of January 3, 2009.  At January 3, 2009, $6,829,000 related to the CACS segment and $1,000,000 relates to the Door segment.  Goodwill is not amortized but rather assessed for impairment as of the end of each fiscal year. To the extent that events occur during the year, either involving the relevant Company subsidiaries or their industries, the Company revisits its assessment of the recorded goodwill to determine if impairment has occurred and should be immediately recognized.

As discussed in Note 10, the Company completed the sales of all of the outstanding capital stock of RMRM. Accordingly, the Company accounted for RMRM as a discontinued operation for the quarter ended July 4, 2009 and reclassified the assets and liabilities of RMRM as assets and liabilities held for sale. RMRM was part of the CACS reporting unit. As noted above, as of January 3, 2009, $6,829,000 of goodwill related to the CACS reporting unit. Due to the sale of RMRM, the Company allocated $600,000 of the $6,829,000 of the goodwill associated with the CACS reporting unit to the assets of RMRM based upon the relative fair value of all of the assets of the CACS reporting unit. There were no other changes to goodwill during the first nine months of 2009. See Note 10 for further discussion of the sale of RMRM and Management’s Discussion and Analysis of Financial Condition and Results of Operation for discussion of our analysis of the fair value of the remaining assets of the CACS reporting unit as of July 4, 2009, which indicated that no impairment of the remaining goodwill or other assets in the CACS reporting unit was necessary.

9.              On April 16, 2009 the Company repaid indebtedness under its then existing credit agreement and replaced it with a new secured credit agreement (New Credit Agreement) whereby the new bank lender provided a total credit facility of $30,000,000 consisting of a $20,000,000 revolving credit facility (reduced by letters of credit that may be issued by the lender on the Company’s behalf) and a $10,000,000 term loan facility. Both the term loan and the revolving credit facility provisions of the New Credit Agreement expire on April 16, 2012. Borrowings under the New Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles and certain real estate. Borrowings under the revolving credit facility are limited to 80% of eligible accounts receivable and 50% of eligible inventories. Inventory borrowings are limited to a maximum of $10,000,000. The full $20,000,000 was available under the revolving credit facility as of October 3, 2009.

Borrowings under the New Credit Agreement bear interest based on a performance based LIBOR or prime rate option. The base LIBOR rate will not be less than 2% and the base prime rate will not be less 4%. Based upon the Company’s performance, the current effective interest rate was 5% under the LIBOR option and 4.75% under the prime rate option. The Company also paid certain underwriting and arrangement fees at the time of closing. The New Credit Agreement requires the Company to maintain certain financial covenants as disclosed in the table below:

Financial Covenant	Required as of October 3, 2009	Actual as of October 3, 2009

Minimum tangible net worth	$32,000,000	$40,960,000

Minimum adjusted EBITDA	$8,150,000	$7,668,000

Minimum fixed charge coverage ratio	> 1.30 to 1.00	2.10 to 1.00

Maximum adjusted cash flow leverage	2.25 to 1.00	1.00 to 1

Maximum capital expenditures	$3,500,000	$1,411,000
	(for full fiscal year)	(9 months ended October 3, 2009)

Definitions under the New Credit Agreement are as follows:

•                  Tangible net worth is defined as net worth plus subordinated debt minus intangible assets (goodwill, intellectual property, prepaid expenses and deferred charges) minus all obligations owed to the Company or any of its subsidiaries by any affiliate or any or its subsidiaries and minus all loans owed by its officers, stockholders, subsidiaries or employees (Note: there are no loans owed by any of the referenced parties).

•                  The adjusted EBITDA is defined as net income plus interest, income taxes, depreciation, depletion and amortization plus other non-cash charges approved by the lender (for the 2009 fiscal periods this included the impairment charges recorded by Rocky Mountain Ready Mix in 2008 and 2009).

•                  The fixed charge coverage ratio is defined as (a) the adjusted EBITDA minus income taxes paid and capital expenditures divided by (b) the interest expense and scheduled principal payments both for the prior 12-month period.

•                  The adjusted cash flow leverage is defined as total funded debt (less any cash provided in lieu of a letter of credit) divided by the adjusted EBITDA for the prior 12 months.

As noted in the table above, the Company failed to meet the Adjusted EBITDA covenant requirement at October 3, 2009. Non-compliance with the financial covenants in the New Credit Agreement constitutes an event of default under the agreement. Upon the occurrence of an event of default, the lenders may, among other things, terminate their lending commitments, in whole or in part, declare all or any part of the Company’s borrowings to be due and payable, and/or require the Company to collateralize with cash any or all letter of credit provided by the lender. A waiver of the event of default relating to compliance with the Adjusted EBITDA covenant was granted on November 18, 2009 and the requirements for the Adjusted EBITDA and the Fixed Charge Coverage Ratio were modified for the next five quarters such that the Company will be in compliance with the amended covenants if current projections for the next 15 months are met. The amended covenants specifically exclude the results of discontinued operations from the covenant calculations. The New Credit Agreement was also amended to reduce the revolving line of credit from $20,000,000 to $15,000,000 and the borrowing base relating to inventory was reduced from $10,000,000 to $7,500,000. The Company believes that the $15,000,000 revolving credit facility will be sufficient to provide for the Company’s credit needs through the end of 2010.

In addition to requiring that the Company meet the above financial covenants, additional borrowings, acquisition of stock of other companies, purchase of treasury shares and payment of cash dividends are either limited or require prior approval by the lender. Payment of accrued interest is due monthly or at the end of the applicable LIBOR period on revolving credit borrowings and the term debt borrowings. Principal payments under the term loan are due quarterly with a final payment of all remaining unpaid principal due April 16, 2012. Effective May 29, 2009, the Company entered into an interest rate swap transaction as required by the New Credit Agreement. The notional amount of the swap was $5,000,000, which is reduced by $500,000 on September 11, 2011, December 31, 2011 and March 31, 2012 before the swap terminates on April 16, 2012. Under the swap agreement the Company pays a fixed rate of 3.07% and receives the 30-day floating LIBOR rate but not less than 2.00%. At October 3, 2009, the effective rate on $5,000,000 of the outstanding term debt was therefore 6.07% (the 5% effective rate on the term debt under the LIBOR option plus the swap differential of 1.07%). The fair value of the interest rate swap, included in interest expense, was not material to the Company’s financial statements as of October 3, 2009.

As of April 16, 2009, the Company deposited $4,840,000 with the Company’s casualty insurance company in lieu of a letter of credit to secure the Company’s self-insured casualty claims. Revolving credit borrowings were used to fund the cash collateral account with the Company’s insurer.

10.         On July 17, 2009, the Company completed the sale of all of the outstanding capital stock of RMRM, a Colorado corporation to Campbells C-Ment Contracting, Inc. (Buyer), a Colorado corporation. RMRM operated a ready mix concrete business in the Denver metropolitan area and had been included in the CACS reporting segment.

The Company received $1,905,000 in cash at closing and a Promissory Note for the closing date net working capital amount of RMRM, currently estimated at $525,000. The principal amount of the Promissory Note will be adjusted upon a final determination of the closing date net working capital. The Promissory Note bears interest at 5% per annum. The initial principal payment is due September 30, 2010, with final principal payment due June 30, 2012. Principal payments will commence earlier if the Buyer achieves certain sales volume levels.

The Company and its wholly-owned subsidiary TMC also entered into a Non-Competition, Non-Disclosure and Non-Solicitation Agreement with the Buyer for a period of six years. In consideration of the covenants made by the Company and TMC, beginning in 2010 the Company will receive compensation if certain sales volume or operating profit thresholds are reached by the Buyer. There is no assurance that the future operating results of the Buyer will be such that any future consideration will be due to the Company under this Agreement, accordingly no value was recorded related to this agreement at the time of the sale.

As discussed in Note 8, the Company allocated a portion of the goodwill of the reporting unit to RMRM based on the relative fair value of all of the assets of the CACS segment. As a result of this analysis, $600,000 of goodwill was allocated to the net assets of RMRM.

Assets are required to be recorded at the lower of carrying value or fair value less costs to sell. As noted above, the carrying value assigned to RMRM included $600,000 of goodwill. Management concluded that as of July 4, 2009, the fair value of the assets of RMRM, less costs to sell, was lower than the carrying value, resulting in the recording of a pre-tax impairment charge for book purposes of $647,000 during the quarter ended July 4, 2009.  The $647,000 was recorded as a loss from discontinued operations.

The sale of RMRM resulted in a capital loss for tax purposes of approximately $6,300,000 and a related deferred tax asset of approximately $2,400,000. This loss can be utilized to offset current and future capital gains with a Federal carry forward period limited to five years. The Company has limited capital gains and as a result a valuation allowance of approximately $1,630,000 has been established against the deferred tax asset related to the capital loss in excess of that which is expected to be utilized to offset the capital gain realized during 2009.

Revenue and pretax loss from RMRM is reported as discontinued operations for the nine and three month fiscal periods ended October 3, 2009 and September 27, 2008, respectively, and is summarized as follows (amounts in thousands):

	Nine Months		Three Months
	2009	2008	2009	2008
Revenue	$3,740	$9,698	$213	$3,092
Pretax Loss	$(1,819)	$(1,508)	$(120)	$(323)

The loss from discontinued operations for the nine and three month fiscal periods ended October 3, 2009 and September 27, 2008, respectively, is summarized as follows (amounts in thousands):

	Nine Months		Three Months
	2009	2008	2009	2008
Loss from operations of RMRM	$(1,172)	$(1,508)	$(120)	$(585)
Loss on disposal (impairment of net assets) of RMRM	(647)	—	—	—
Income tax benefit (provision)	1,088	437	(162)	(262)
Loss on discontinued operation	(731)	(1,071)	(282)	(323)

11.         The Company is involved in litigation matters related to its continuing business, principally product liability matters related to the gas-fired heating products in the Heating and Cooling segment. In the Company’s opinion, none of these proceedings, when concluded, will have a material adverse effect on the Company’s consolidated results of operations or financial condition as the Company has established adequate accruals for known occurrences which represent management’s best estimate of the future liability related to these claims up to the associated deductible.

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

See Note 7 for an overview of the Company.

Liquidity and Capital Resources

Sales of the Company’s HVAC products are seasonal and weather sensitive except for fan coils. In addition, revenues in the Company’s CACS segment are significantly influenced by the level of construction activity and weather conditions along the Front Range of Colorado. Sales for the Door segment are not as seasonal nor are they much affected by weather conditions. Historically, the Company has experienced operating losses during the first quarter except when construction activity is strong along the Front Range of Colorado and the weather is mild. Operating results typically improve in the second and third quarters reflecting more favorable weather conditions in Colorado and the seasonal sales of the Evaporative Cooling segment. Fourth quarter results can vary based on weather conditions in Colorado as well as in the principal markets for the Company’s heating equipment. However the economic events of 2009 and their effect on the construction activity have had a significant detrimental effect on sales in 2009 and are expected to do so for the remainder of the year.

The Company typically experiences operating cash flow deficits during the first half of the year reflecting operating results, the use of sales dating programs (extended payment terms) related to the Evaporative Cooling segment and payments of the prior year’s accrued incentive bonuses and Company profit-sharing contributions. As a result, the Company’s borrowings against its revolving credit facility tend to peak during the second quarter and then decline over the remainder of the year. The decline in borrowings toward the end of the second quarter was primarily due to reductions of inventory and receivables levels. Cash flow generated during the third quarter was primarily due to the additional cash received of $2,026,000 related to the sale of land in Colorado Springs and receipt of $1,905,000 from the sale of RMRM.

Cash provided by operations was $1,775,000 during the first nine months of 2009 compared to $2,444,000 of cash used during the first nine months of 2008.The Company’s operating cash flow during the first nine months of 2009 was positive primarily due to a decrease in receivables ($5,218,000) and inventory ($3,740,000), partially offset by a decrease in accounts payable and accrued expenses ($2,964,000), compared to an increase in all three categories ($2,746,000, $5,910,000 and $3,013,000, respectively) during the first nine months of 2008. The decrease in receivables was primarily due to lower sales in the CACS segment and the Heating and Cooling segment. The decline in inventory and accounts payable and accrued expenses was largely due to the reduction in inventory in the Heating and Cooling segment. Production schedules were reduced during 2009 to offset the weaker than expected sales during the fourth quarter of 2008. In addition, the timing of raw material receipts at the end of the fourth quarter of 2008 caused a temporary increase in raw material inventories which were used during the first nine months of

2009. Partially offsetting this net positive cash flow was the need to fund $4,840,000 of deposits with our insurance carriers in lieu of previously issued letters of credit.

During the nine months ended October 3, 2009, investing activities generated $3,018,000 of cash compared to the use of $129,000 of cash in the prior year’s period. Capital expenditures during the first nine months of 2009 were primarily incurred by the CACS segment including almost $541,000 for development activities on the Pueblo East aggregates site and $152,000 for a monitoring system to measure movement of the Pikeview Quarry walls related to the 2008 landslide further discussed below. Should the Pikeview Quarry be permitted to resume operations, we are not certain of the amount, if any, of additional capital expenditures that may be required. The proceeds from the sale of assets during the 2009 period included $2,026,000 related to the sale of land in Colorado Springs and receipt of $1,905,000 from the sale of RMRM. The proceeds from sale of assets during the 2008 period included the sale a small aggregate operation (Table Mountain) by the CACS segment during the first quarter of 2008. The proceeds were approximately $720,000 (including the buyer’s assumption of just over $85,000 of liabilities associated with the property) which resulted in a pre-tax gain of about $344,000. Table Mountain did not provide aggregates to the Company’s ready-mix operations and management did not consider it to be a strategic part of Company’s business.

Financing activities used $5,260,000 of cash during the first nine months of 2009 compared to providing $1,167,000 during the first nine months of 2008. As discussed in Note 9, the Company replaced its former credit facility with a New Credit Agreement during the 2009 second quarter. Financing activities used cash during the first nine months of 2009 as cash generated by operating and investing activities during 2009 was used to pay down term debt and revolving credit. Financing activities provided cash during the first nine months of 2008 as borrowings under the Company’s prior revolving credit facility were used to finance operating activities. All scheduled debt repayments were made during the first nine months of both 2009 and 2008. During the first nine months of 2009, the highest amount of Company borrowings outstanding under the revolving credit facility was $14,734,000 and the average amount outstanding was $7,757,000.

As disclosed in Note 9, the Company failed to meet its Adjusted EBITDA covenant requirement at October 3, 2009. The weaker than anticipated construction market, especially along the Front Range of Colorado, was the primary reason for the default. The event of default was waived as described in Note 9.The Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the New Credit Agreement will be sufficient to cover expected cash needs, including servicing debt and planned capital expenditures for the next twelve months. The Company expects to be in compliance with all debt covenants during this period as modified by the amendment.

Operations — Comparison of Quarter Ended October 3, 2009 to Quarter Ended September 27, 2008

Overall, consolidated sales declined over 32.7%, from $38,362,000 for the third quarter of 2008 to $25,834,000 for the third quarter of 2009, with significant decreases reported by the all segments except the Evaporative Cooling segment. Despite efforts to mitigate the effect of the decline in sales, all segments other than the Evaporative Cooling segment also reported lower operating income with CACS results significantly lower than the 2008 third quarter’s results.

Cost of sales as a percentage of sales improved in the Heating and Cooling segment as well as the Evaporative Cooling segment, primarily due to lower material costs, changes in product mix and some reduction in factory overhead costs. The CACS segment reported a modest decrease in the cost of sales as a percentage of sales, as sales prices increases combined with lower cement prices offset higher costs of other materials. The increase in cost of sales as a percentage of sales in the Door segment was due to pricing pressure from competitors as bidding activity slowed with the construction activity decline. Lower sales also contributed to the decline in margins except for the Evaporative Cooling segment, which benefitted from higher sales.

Selling and administrative costs decreased slightly but increased as a percentage of sales, from 11.9% to 17.6%, due to the lower sales volume and the fixed nature of some of these expenses. The resulting operating loss of $786,000 for the third quarter of 2009 fell well short of the operating profit of $1,348,000 reported for the third quarter of 2008, due almost entirely to the dramatic decline in sales during the 2009 quarter.

The loss from discontinued operations for the third quarter of 2009 was $282,000, net of tax, compared to the loss of $323,000, net of tax, reported during the 2008 third quarter.  The loss for the 2009 quarter was higher than expected even though the Company only operated RMRM for approximately two weeks in July before the sale, due to an adjustment to the expected tax rate for the year which increased the loss by $162,000.

A discussion of operations by segment follows.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products group for the quarters ended October 3, 2009 and September 27, 2008 (amounts in thousands):

	Concrete, Aggregates and Construction Supplies	Doors
Quarter ended October 3, 2009
Revenues from external customers	$11,366	$3,171
Segment operating income	70	152
Operating income as a percent of sales	0.1%	4.8%
Segment assets as of October 3, 2009	$40,199	$5,887
Return on assets	0.0%	2.6%

Quarter ended September 27, 2008
Revenues from external customers	$20,270	$4,562
Segment operating income	1,807	648
Operating income as a percent of sales	8.9%	14.2%
Segment assets as of September 27, 2008	$40,209	$7,308
Return on assets	4.5%	8.9%

Concrete, Aggregates and Construction Supplies Segment

Sales of concrete, aggregates and construction supplies (collectively referred to herein as construction materials) declined by $8,904,000 or 43.9%. The lower level of sales is the result of a substantial slowing of construction activity in the Colorado Springs and Pueblo Colorado areas in both the residential and commercial markets. The extent of the decrease in construction activity is not unlike that experienced throughout the country. Concrete volume was 40.7% lower in the third quarter of 2009 compared to the third quarter of 2008. Aggregate volume (tonnage) was down 50.4% compared to the prior year’s quarter.

In addition to the slow construction markets, the shutdown of the Company’s Pikeview Quarry contributed to the lower aggregate volume and operating results. The Pikeview Quarry was shut down in December 2008 due to a landslide. The Colorado Division of Reclamation, Mining and Safety (DRMS) ordered that the Quarry be shut down until such time as the Company submits a new mining and reclamation plan. The DRMS has given the Company until May 13, 2010 to submit a revised plan. The Company and its consultants are working on a new mining and reclamation plan for the Pikeview Quarry which must be approved by the DRMS before the Company can resume production. The exact effect that the closure of the Pikeview Quarry has had on the operations of the CACS segment is difficult to substantiate as we were able to shift some of the lost production to one or more of our other aggregate operations. However, a comparison of the Pikeview Quarry operations for the third quarter of 2009 versus 2008 shows that tons sold dropped from 306,000 with a gross profit of $531,000 in 2008 to 525 tons sold with a negative gross profit of $176,000. In spite of the lower concrete sales volume, gross profit margins did not decline significantly due to lower cement and fuel costs in 2009. In response to the lower level of business, management reduced selling and administrative expenses by approximately $211,000 through workforce reduction and other cost saving actions.

Door Segment

Door segment sales of $3,171,000 for the third quarter of 2009 were down nearly 30.5% from the comparable 2008 quarter. The decline is due to the significant reduction in construction activity. Sales during a specific quarter can be heavily influenced by customer requests to either accelerate or delay shipments of jobs to better coincide with their own construction schedules. Sales are also influenced by the level of construction activity but the effect is generally slower to appear as the products supplied by this segment, when sold for new construction, are some of the last items installed on a project. The backlog at October 3, 2009 was approximately 16% lower than the backlog at September 27, 2008.

The 2.1% decline in margins during the 2009 quarter was primarily due to more competitive pricing encountered as bidding opportunities decline. Operating income declined due to the reduced sales volume and narrower margins.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products group for the quarters ended October 3, 2009 and September 27, 2008 (amounts in thousands):

	Heating and Cooling	Evaporative Cooling
Quarter ended October 3, 2009
Revenues from external customers	$6,529	$4,679
Segment operating (loss) income	(736)	298
Operating (loss) income as a percent of sales	(11.3)%	6.4%
Segment assets as of October 3, 2009	$17,959	$12,611
Return on assets	(4.1)%	2.4%

Quarter ended September 27, 2008
Revenues from external customers	$9,530	$3,910
Segment operating loss	(595)	(71)
Operating loss as a percent of sales	(6.2)%	(1.8)%
Segment assets as of September 27, 2008	$26,630	$12,162
Return on assets	(2.2)%	(.6)%

Heating and Cooling Segment

Sales in the Heating and Cooling segment were $6,529,000 for the third quarter of 2009, a decrease of $3,001,000, or 31.5%, from the comparable 2008 quarter. Fan coil sales declined 72.0% from the prior year’s quarter. This decrease was the result of the slowdown in commercial building, especially for new hotels. Furnace volume during the third quarter of 2009 increased 11.6% over the comparable 2008 quarter in what is traditionally this product’s lowest sales quarter. Cost of sales as a percentage of sales decreased during the third quarter of 2009 to 83.9% from 88.2% for the comparable quarter of 2008. Lower commodity prices and some reduction in factory overhead expenses were the primary reasons for the improved margins. The Heating and Cooling segment reported a material weakness in internal control over financial reporting at September 27, 2008 related to inventory accounting which has not been fully remediated as of the quarter ended October 3, 2009. We recorded adjustments to inventory and cost of goods sold during the third quarter of both years based upon the results of physical inventory counts. We estimated the net effect on operating income in each of the first two quarters of both 2009 and 2008, concluding that restatements of prior quarters’ results were not warranted.

Selling and administrative expenses were reduced by approximately $1,051,000 or 35.8% during the third quarter of 2009 compared to the third quarter of 2008 in response to the decline in sales. Despite numerous cost savings, the large reduction in revenue led to an operating loss for the 2009 quarter of $736,000 compared to the operating loss of $595,000 incurred during the third quarter of 2008.

Evaporative Cooling Segment

Sales in the Evaporative Cooling segment improved to $4,679,000 or 19.7%, during the third quarter of 2009 from the comparable 2008 quarter. Unit sales for the third quarter of 2009 were 22.5% higher than the 2008 quarter principally due to a major competitor exiting the U.S. market at the end of 2008.

Operating income for the third quarter of 2009 improved to $298,000 compared to a loss of $71,000 for the 2008 quarter. The improvement was the result of increased sales, a more favorable product mix, lower material costs and reduced freight costs. Selling and administrative costs increased in proportion to the increase in sales.

Operations - Comparison of Nine Months Ended October 3, 2009 to Nine Months Ended September 27, 2008

Consolidated sales from continuing operations during the first nine months of 2009 were $88,418,000 compared to $108,029,000 during the first nine months of 2008. The 18.2% decline was due to the significant revenue decreases in the CACS segment and the Heating and Cooling segment. Sales in the Evaporative Cooling segment increased. The decrease in sales levels are due to the factors discussed in the section on the third quarter’s results. For the nine months ended October 3, 2009, the Evaporative Cooling segment reported an increase in sales for the reasons noted in the comparison of third quarter results above.

On a consolidated basis cost of sales as a percentage of sales improved from 82.1% for the first nine months of 2008 to 78.7% during the first nine months of 2009. The improvement was primarily due to the factors cited in the discussion of the quarter’s results. Selling and administrative costs decreased slightly for the nine months ended October 3, 2009 from the corresponding 2008 period although they increased as a percentage of sales due to the relatively fixed nature of some of these costs.

At the end of the second quarter of 2009, the Company concluded negotiations with regard to the final value of a parcel of land that was sold under a Possession and Use Agreement (the “Agreement”) at the end of 2008. Under the terms of the Agreement, the buyer (the city of Colorado Springs) initially agreed to pay $2,114,000 and the Agreement called for a subsequent final determination of value. The Agreement was signed and closed in December, 2008. The City paid $2,114,000 to the Company and the Company recorded a gain in 2008 of $1,947,000 after deducting closing costs and the cost basis of the property. During the first half of 2009, the Company and the City negotiated the final purchase price and agreed on a value of $4,140,000. The Real Estate Purchase Agreement was signed on July 2, 2009 and the Company received the additional $2,026,000 in cash which was recorded as a gain in the second quarter of 2009.

The loss from discontinued operations was $1,819,000 for the nine months ended October 3, 2009; however the loss was only $731,000 on a net of tax basis because the Company was able to utilize $769,000 of the capital loss generated by this transaction to offset the capital gain realized from the above noted sale of land in Colorado Springs.

A discussion of operations by segment follows.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products group for the nine months ended October 3, 2009 and September 27, 2008 (amounts in thousands):

	Concrete, Aggregates and Construction Supplies	Doors
Nine Months ended October 3, 2009
Revenues from external customers	$32,388	$11,756
Segment operating (loss) income	(1,601)	1,130
Operating (loss) income as a percent of sales	(4.9)%	9.6%
Segment assets as of October 3, 2009	$40,199	$5,887
Return on assets	(4.0)%	19.2%

Nine Months ended September 27, 2008
Revenues from external customers	$48,328	$12,187
Segment operating income	1,908	1,434
Operating income as a percent of sales	3.9%	11.8%
Segment assets as of September 27, 2008	$40,209	$7,308
Return on assets	3.6%	19.6%

Concrete, Aggregates and Construction Supplies Segment

The same factors as discussed in the results of the third quarter (principally the depressed construction markets and the shutdown of the Pikeview Quarry) had a similar impact on the results for the first nine months of 2009 when compared to the results of the first nine months of 2008. Sales of construction materials were 33.0% lower in the first nine months of 2009 compared to the prior year’s period. Concrete volume was down by 31.1%. Concrete pricing though was somewhat higher due to a modest price increase and the effect of certain jobs that called for higher specification concrete which entailed a higher cost and price. Aggregate volume fell by 45.8%. The combined aggregate operations generated a sizable loss during the first nine months of 2009 due to the low volume and the Pikeview shutdown compared to producing a gross profit during the first nine months of

2008. As noted in the discussion of the results of the quarter, it is difficult to quantify the actual effect the shutdown of the Pikeview Quarry had on the results of 2009. However, again a comparison of the operations of the Pikeview Quarry for the nine months ended October 3, 2009 to the nine months ended September 27, 2008 shows that tons sold declined from 636,000 with a gross profit of $902,000 in 2008 to 60,000 sold with a negative gross profit of $769,000 for 2009. Selling and administrative expenses were reduced by approximately 5.8%. This segment’s operating loss in the first nine months of 2009 was $1,601,000 compared to an operating profit of $1,908,000 in the first nine months of the prior year. The operating profit in 2008 included a gain of approximately $338,000 from the sale of a small specialty aggregate operation.

Door Segment

Sales in the Door segment for the first nine months of 2009 decreased $431,000 from the comparable 2008 period primarily due escalating impact the weak construction market. The sales order backlog at October 3, 2009 has declined approximately 32.3% from the 2008 fiscal year-end.

Operating income for the first nine months of 2009 has followed the same trend of sales, declining 21.2% from the level achieved during the first nine months of 2008. However, this decline is largely due to the results of the third quarter. Two large jobs, completed during the first quarter of 2009 accounted for an increase in sales and operating income during the first quarter of 2009 compared to the first quarter of 2008. Since the first quarter of 2009, this segment has reported declining sales in comparison to the comparable 2008 periods.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products group for the nine months ended October 3, 2009 and September 3, 2008 (amounts in thousands):

	Heating and Cooling	Evaporative Cooling
Nine Months ended October 3, 2009
Revenues from external customers	$21,966	$22,038
Segment operating (loss) income	(869)	2,833
Operating (loss) income as a percent of sales	(4.0)%	12.9%
Segment assets as of October 3, 2009	$17,959	$12,611
Return on assets	(4.8)%	22.5%

Nine Months ended September 27, 2008
Revenues from external customers	$29,134	$18,109
Segment operating (loss) income	(1,017)	459
Operating (loss) income as a percent of sales	(3.5)%	2.5%
Segment assets as of September 27, 2008	$26,630	$12,162
Return on assets	(3.8)%	3.8%

Heating and Cooling Segment

Sales in the Heating and Cooling segment decreased $7,168,000, or 24.6%, during the first nine months of 2009 from the comparable 2008 period. As with the quarter’s results, fan coil volume was primarily responsible for the decline. The reasons for the lower level of sales are similar to those discussed for the quarter although milder weather during the first quarter of 2009 also contributed to the modestly lower furnace sales.

The operating loss narrowed from $1,017,000 during the first nine months of 2008 to a loss of $869,000 for the 2009 period. Cost of sales as a percent of sales improved from 81.4% to 80.5% for the reasons noted in the discussion of the quarter above. Selling and administrative costs declined $358,000 for the first nine months of 2009 compared to the first nine months of 2008 but increased as a percent of sales due to the fixed nature of some of these costs.

Evaporative Cooling Segment

Sales in the Evaporative Cooling segment increased $3,929,000, or 21.7%, during the first nine months of 2009 over the comparable 2008 period. The increase in sales was primarily due to a major competitor exiting the U.S. market near the end of 2008.

The segment reported operating income of $2,833,000 for the first nine months of 2009 compared to $459,000 for the comparable 2008 period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of October 3, 2009 and January 3, 2009 and affect the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates.

Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Note 8 in this report on Form 10-Q and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

As noted in the Note 8, the Company performed an assessment of the realizability of the goodwill in the CACS reporting unit as of July 4, 2009.  Due to this assessment, we have updated our critical accounting policy disclosure related to goodwill below.

Goodwill and Other Intangible Assets

Goodwill is not amortized as a charge to earnings; rather the Company annually assesses goodwill for potential impairment as of the last day of its fiscal year. In addition, to the extent that events occur, either involving the relevant Company subsidiaries or their industries, the Company revisits its assessment of the recorded goodwill to determine if impairment has occurred and should be immediately recognized. This assessment requires us to make significant assumptions and estimates about the extent and timing of future cash flows, discount rates, growth rates and costs. In addition, the terms of recent industry transactions/mergers are considered.

The Company has goodwill associated with two of its reporting units. We estimate the fair value of our reporting segments using a combination of discounted cash flow models and a market valuation approach. Forecasts of future cash flows are based on our best estimate of future sales and operating costs and general market conditions. The cash flow forecasts are adjusted by an appropriate discount rate. Therefore, changes in any of these assumptions could impact the estimated fair value. The market valuation approach compares the Company’s financial results to those entities of similar size and industry and also considers the impact of recent transactions in the industry.

During the quarter ended July 4, 2009, the Company accounted for RMRM as a discontinued operation and accordingly reclassified the assets and liabilities of RMRM as assets and liabilities held for sale. RMRM was part of the CACS reporting unit, accordingly, the Company allocated a portion of the goodwill in the CACS reporting unit to the assets of RMRM on a relative fair value basis. The amount of goodwill allocated was $600,000. See Note 10.

The Company also performed an assessment of the realizability of the remaining goodwill in the CACS reporting unit as of July 4, 2009. The results of the Company’s analysis indicated that no adjustment for impairment of the remaining goodwill in the CACS reporting unit was necessary.  The Company’s undiscounted cash flow analysis considered the impact of the current adverse operating conditions affecting the CACS reporting unit and the current business outlook. The result of our analysis was that while the fair value of the remaining reporting unit declined from year end, the fair value of the reporting unit was still in excess of the carrying value of the reporting unit and as a result, no adjustment for impairment was necessary. However, a decline of approximately 10% of the fair value of the reporting unit may result in an impairment of our goodwill. If the conditions impacting the CACS reporting unit deteriorate more than we currently believe could, we could have an impairment of our goodwill in the future.

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

OUTLOOK

Currently, the two principal markets served by the CACS segment are Colorado Springs and Pueblo, Colorado. It is difficult to predict the timing and magnitude of the recovery in the construction markets in these two areas. While the American Recovery and Reinvestment Act of 2009 (“ARRA”) had little or no impact on our sales in the first three quarters of 2009 we do expect that spending on this program will benefit our two local markets and should add to our sales volume in the next twelve months or longer. Both local governments (Colorado Springs and Pueblo) have submitted a substantial list of construction projects to the federal government seeking ARRA funding. Recently, the Company was awarded a contract to provide concrete to the Fort Carson army base located just to the south of Colorado Springs. This work was begun in the latter part of September, 2009. New home construction in our two markets in the first three quarters was near record lows. Recently though there has been a modest increase in new home construction, primarily in lower priced homes, and the inventory of unsold homes has diminished. As previously reported, the Company is working with its consultants to develop a new mining and reclamation plan for the Pikeview Quarry. The Pikeview Quarry has been a principal source of aggregate used both in the production of our ready mix concrete and for sale to third parties for other construction applications.

Sales of doors in the first nine months of 2009 have declined those in the first nine months of 2008. The sales backlog for doors has also declined compared to a year ago although there has been a slight increase in bidding opportunities recently. We expect pricing levels to remain competitive in the near future.

Sales of evaporative coolers are expected to remain at or near current levels depending on weather conditions during the cooling season. Profit margins will vary depending on competitive conditions and material cost changes.

A slow commercial construction market particularly with regard to hotel construction will likely result in a continued lower level of fan coils sales compared to levels obtained in the past two or three years. We expect sales of heating products to remain relatively constant subject to weather conditions during the heating season. We do not expect a significant change in profit margins except to the extent the lower fan coil volume may have an influence on the profit margin.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 4 for a discussion of recently issued accounting standards.

Item 3.                       Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the market risks nor legal proceedings that the Company is exposed to since those discussed in the Company’s 2008 Annual Report on Form 10-K.

Item 4.                       Controls and Procedures

(a)                      Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended( Exchange Act) as of October 3, 2009. The Chief Executive Officer and Chief Financial Officer, based on that evaluation, concluded that our disclosure controls and procedures are still not effective in that the Company has not yet completed the remediation process needed to establish adequate controls over inventory accounting in its Heating and Cooling Segment. The material weakness relates to the appropriate accounting for inventory and related cost of sales of this segment. This weakness was first discovered in October 2008 and is discussed in more detail in Item 9A of the Company’s 2008 Annual Report on Form 10-K. The lack of adequate controls over inventory accounting is considered a material weakness in internal controls over financial reporting as defined under standards established by the Public Company Accounting Oversight Board (United States).

Item 4T.               Controls and Procedures

(b)                     Changes in Internal Control Over Financial Reporting.

The Company continually reassesses our internal control over financial reporting and makes changes it deems prudent. The Company identified a material weakness in internal control over financial reporting related to accounting for inventory of our Heating and Cooling segment prior to the close of the third quarter of Fiscal 2008. During the fourth quarter of Fiscal 2008, the Company began a process to remediate this material weakness in internal controls. As part of this process, the Company identified the causes which resulted in the inventory accounting errors and developed an action plan to address each of these causes. As of October 3, 2009, although we have implemented certain of these actions, the weakness still exists. We will implement the outstanding items during the remainder of Fiscal 2009 and into Fiscal 2010. We believe our action plan, once fully implemented, will improve the internal control over financial reporting related to inventory accounting at our Heating and Cooling segment. The Company intends to complete its assessment of the controls related to inventory accounting during fiscal 2010 and we believe that such measures will appropriately address the material weakness related to the accounting for inventory accounting in the Heating and Cooling segment.

During the quarter ended October 3, 2009, there were no other material weaknesses identified in our review of internal control over financial reporting and no significant changes in the Company’s internal control over financial reporting occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases made by the Company of its common stock for the period July 5, 2009 through October 3, 2009. No shares were purchased during the current quarter.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 5 – August 1, 2009	—	$—	—	$1,307,404
August 2 – August 29, 2009	—	—	—	1,307,404
August 30 – October 3, 2009	—	—	—	1,307,404
Total	—	$—	—	$1,307,404

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

31.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and Rule 13a-14(d)/15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

31.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and Rule 13a-14(d)/15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION

Date:	November 23, 2009	By:	/s/ Joseph J. Sum
Joseph J. Sum, Vice President
and Chief Financial Officer