Form 10-K
period 2010-01-02
CONTINENTAL MATERIALS CORP
filed 2010-04-19
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 1-3834

Continental Materials Corporation

(Exact name of registrant as specified in its charter)

Delaware	36-2274391
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

200 South Wacker Drive, Suite 4000, Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 312-541-7200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock - $0.25 par value	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes  ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value (based on June 30, 2009 closing price) of voting stock held by non-affiliates of registrant: Approximately $6,971,000.

Number of common shares outstanding at April 9, 2010: 1,598,278.

Incorporation by reference: Portions of registrant’s definitive proxy statement for the 2010 Annual Meeting of stockholders to be held May 26, 2010 into Part III of this Form 10-K. The definitive proxy statement is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.

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

The Heating and Cooling segment produces and sells gas-fired wall furnaces, console heaters and fan coils from the Company’s wholly-owned subsidiary, Williams Furnace Co. (WFC) of Colton, California. The Evaporative Cooling segment produces and sells evaporative coolers from the Company’s wholly-owned subsidiary, Phoenix Manufacturing, Inc. (PMI) of Phoenix, Arizona. Concrete, Aggregates and Construction Supplies (CACS) are offered from numerous locations along the Southern portion of the Front Range of Colorado operated by the Company’s wholly-owned subsidiaries Castle Concrete Company and Transit Mix Concrete Co., of Colorado Springs and Transit Mix of Pueblo, Inc. of Pueblo (the three companies collectively referred to as TMC). Doors are fabricated and sold along with the related hardware, including electronic access hardware, from the Company’s wholly-owned subsidiary, McKinney Door and Hardware, Inc. (MDHI), which operates out of facilities in Pueblo and Colorado Springs, Colorado.

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

During the past three years the only change in the Company’s business was the sale of Rocky Mountain Ready Mix Concrete, Inc. (RMRM) of Denver. The Company completed the sale of all of the outstanding capital stock of RMRM, a Colorado corporation to Campbells C-Ment Contracting, Inc., a Colorado corporation (Buyer), on July 17, 2009. RMRM operated a ready mix concrete business in the Denver metropolitan area and had been included in the CACS reporting segment. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 — Financial Statements and Supplementary Data for further details.

Overall, sales in the CACS segment have been significantly reduced due to the very low level of construction activity along the Southern Front Range of Colorado. The nationwide depressed construction activity has also affected the sales volume of the Door segment. Sales of the Heating and Cooling segment and the Evaporative Cooling segment have been less affected except for the fan coil product line of the Heating and Cooling Segment which has declined significantly as construction, especially in the commercial sector has also exhibited significant weakness. Additional financial information relating to industry segments appears in Note 14 of this Form 10-K. References to a “Note” are to the “Notes to Consolidated Financial Statements.”

MARKETING

The HVAC industry group markets its products throughout North America through plumbing, heating and air conditioning wholesale distributors as well as directly to major retail home-centers and other retail outlets. Some of the products are also sold to HVAC installing contractors and equipment manufacturers for commercial applications. The Company contracts independent manufacturers’ representatives for all of its products while also employing and utilizing a staff of sales and sales support personnel. Sales of furnaces and evaporative coolers are predominantly in the United States and are concentrated in the Western and Southwestern states. Sales of furnaces and console heaters usually increase in the months of September through January. Sales of evaporative coolers have historically been higher in the months of March through July. Sales of the fan coil product line are throughout the United States, Canada and the Caribbean and are more evenly distributed throughout the year although the highest volume typically occurs during the late spring and summer. In order to enhance sales of wall furnaces and evaporative coolers during the off season, extended payment terms, also referred to as dating programs, are offered to some customers.

The Construction Products industry group markets its products primarily through its own direct sales personnel and, except for doors and related hardware, confines its sales to the Southern portion of the Front Range area in Colorado. Sales are primarily made to general and sub-contractors, government entities and individuals. Sales are affected by the general economic conditions and weather conditions in the areas serviced (as it relates to construction). Revenues usually decline in the winter months as the pace of construction slows. Sales of doors and the related hardware are made throughout the United States although sales are primarily within Colorado and adjacent states.

During 2009, no customer accounted for 10% or more of the total sales of the Company.

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

The personnel in the CACS segment routinely take a leadership role in formulation of the products to meet the specifications of customers. The Company is not involved in setting forms or performing finishing work on any of its concrete products. The Door segment offers doors, frames and hardware, including electronic access systems. Doors, frames and hardware are installed by independent contractors engaged by the general contractor or building owner. Electronic access systems are installed by the Company’s technicians.

BACKLOG

At January 2, 2010, the Heating and Cooling segment had a backlog of approximately $3,252,000 ($6,784,000 at January 3, 2009) primarily relating to orders that are expected to be filled during the first half of 2010 although some fan coil projects may extend past this timeframe. The decrease is primarily due to the reduction of fan coil orders which is directly related to the nationwide decline in construction activity.

At January 2, 2010, the Evaporative Cooling segment had a backlog of approximately $489,000 ($284,000 at January 3, 2009) primarily due to preseason orders placed prior to year end. This backlog is expected to be filled during the first quarter of 2010 and is not necessarily indicative of the sales level that will be realized during 2010.

At January 2, 2010, the CACS segment had a backlog of approximately $12,436,000 ($8,900,000 at January 3, 2009, not including the backlog of RMRM) primarily relating to construction contracts awarded and expected to be filled during 2010. The increase in backlog is primarily due to a contract to supply concrete to a large Fort Carson job that the Company was awarded in the latter part of 2009 and not indicative of an improvement in construction activity.

At January 2, 2010, the Door segment had a backlog of approximately $2,767,000 ($5,048,000 at January 3, 2009) primarily relating to orders that are expected to be filled during 2010. The lower backlog is primarily due to the reduced level of bidding related to the overall slow economy and the decline in construction.

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

Due to the seasonality of the HVAC businesses and to balance production throughout the year, furnaces and evaporative coolers are built during their off seasons in order for the Company to have adequate supplies to sell during the season. Although sales are made throughout the year, sales volume is generally higher from August through January for furnaces while sales volume of evaporative coolers is generally higher from March through July.

In general, the Company can obtain the raw materials required by our operations in all segments from various sources in the quantities desired. The Company’s CACS segment has historically purchased most of its cement requirements from a single supplier in order to obtain favorable volume related pricing. Although there have been times during heavy construction periods that there has been some scarcity of cement supply, the Company does not expect to encounter this situation in the foreseeable future due to the decline in construction activity and the completion of a new cement mill near Pueblo, Colorado during 2008. The Company has no long-term supply contracts and does not consider itself to be dependent on any individual supplier. MDHI is an authorized distributor of a major manufacturer of hollow metal doors and hardware. MDHI has historically purchased the majority of its hardware primarily from this supplier in order to obtain favorable volume related pricing; however, other suppliers are available.

The Company mines aggregates (rock, gravel and sand) from various owned and leased properties in Colorado. Colorado mining permits require permit holders to perform reclamation work in order to return the mined areas to a beneficial use. These requirements are similar in nature to those included in the mining permits of our competitors. Reclamation costs have increased since the mid-1990’s as the Company has engaged in enhanced reclamation projects that exceed the stated requirements. The enhanced reclamation efforts are being performed, in part, to establish community goodwill. The Company performs the majority of the reclamation work using existing production employees and equipment primarily at times when production is curtailed due to inclement weather or decreased demand for our products. Consequently, the reclamation work to date has had a minimal impact on our capital expenditures. In addition to the effect of the slow construction markets, operating results at the Pikeview Quarry were adversely affected by a shutdown in December 2008 due to a landslide. The Colorado Division of Reclamation, Mining and Safety (DRMS) ordered that the quarry be shut down until such time as the Company submits a new mining and reclamation plan. The DRMS has given the Company until May 13, 2010 to submit a revised plan. The Company and its consultants are working on a new mining and reclamation plan for the Pikeview Quarry which must be approved by the DRMS before the Company can resume production. The Company believes that ultimately an acceptable plan for mining and reclamation will be developed and that the quarry will be reopened during 2011. The impact that reopening the Pikeview Quarry might have on future capital expenditures has not been determined, however, management expects that the total incurred will be less than $1,000,000. See the discussion on the Results of Operations for information on the effect of the Pikeview shutdown on the CACS segment results.

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

Fan coils are also produced at the Colton plant. The Company generally obtains contracts for larger jobs based upon a competitive bidding process. The contracts are typically awarded based upon the competitive factors noted below. International Environmental Corp., a subsidiary of LSB Industries, Inc. is the largest manufacturer and competitor in this market. There are five other large competitors as well as a number of smaller companies that produce fan coils. All of the producers compete primarily on the basis of price, ability to meet customers’ specific design and performance requirements and timeliness of delivery.

Evaporative Cooling — The Company manufactures evaporative air coolers at a plant in Phoenix, Arizona. The other principal competitor is Essick Air Products, Inc. and its subsidiary Champion Cooler Corp. All producers of evaporative air coolers typically compete aggressively on the basis of price, product features and product availability during the cooling season. During 2008 a principal competitor exited the U.S. market. The long-term effect of this situation is still uncertain although the Company was able to obtain some new customers during 2009.

Concrete, Aggregates and Construction Supplies — This segment operates in highly competitive markets along the Southern Front Range of Colorado. The Company competes with a large multinational producer as well as regional and small local producers. The Company is one of four companies producing ready mix concrete in the Colorado Springs area and one of three companies producing ready mix concrete in the Pueblo area. Because of the relatively high transportation costs associated with concrete, the level of competition is heavily influenced by the distance from production facilities to markets served. Price, plant location, transportation costs, service, product quality and reputation are major factors that affect competition among the ready mix concrete producers. The Company is one of five producers of aggregates in the Colorado Springs and Pueblo marketing areas although three other producers ship product into these two markets. All producers compete on the basis of price, quality of material and service.

The Company’s sales of rebar and other construction supplies in the Colorado Springs and Pueblo metropolitan areas are subject to intense competition from three larger companies in Denver, three companies in Colorado Springs and one in Pueblo although a number of small local competitors are also in the market. However, the Company believes it can compete effectively because many of our customers also purchase concrete and aggregates from us whereas our competitors for these particular product lines do not offer concrete or aggregates. In addition, the Company believes its Pueblo location has a slight competitive advantage with respect to the three Denver companies based upon delivery costs.

Door — The Company sells hollow metal doors, door frames and other hardware throughout the United States although sales are primarily in Colorado and adjacent states. There are numerous competitors which compete aggressively based on price and delivery times.

EMPLOYEES

The Company employed 644 people as of January 2, 2010. Employment varies throughout the year due to the seasonal nature of the businesses. A breakdown of the current and prior year’s employment at year-end by segment was:

	2009	2008
Heating and Cooling	225	287
Evaporative Cooling	131	138
Concrete, Aggregates and Construction Supplies	229	312
Door	43	47
Corporate Office	16	14
Total	644	798

All segments reported lower headcounts primarily due to the decline in sales. The reduction was largely in the direct and indirect labor categories although office personnel and supervisory personnel were also affected. The decline in the CACS segment also reflects the sale of RMRM on July 17, 2009. The small increase at the Corporate Office was related to the Information Technology (IT) group and was the result of converting a full-time consultant to employee status and the addition of person for the Help Desk. Two IT employees previously included in the Heating and Cooling segment were released and not replaced.

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

In 2009, our capital expenditures and remediation expenses for environmental matters, except those expenses related to our mining reclamation efforts, were not material to our financial condition. Because of the complexity and ever-changing nature of environmental laws and regulations, we cannot predict whether capital expenditures and remediation expenses for future environmental matters will materially affect our financial condition, results of operations or liquidity.

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

Item 1A.           RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and as such, are not required to provide the information under this item.

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

The CACS segment serves the Colorado ready-mix concrete market from seven owned batch plants. In addition, the Company currently operates aggregate processing facilities on three owned and two leased mining properties. All but one of the mining properties are located in or near Colorado Springs or Pueblo. These properties presently provide the aggregate requirements of our Colorado Springs and Pueblo ready mix concrete business as well as selling product to independent customers. During 2008 the Pikeview Quarry experienced a landslide that closed the quarry for the remainder of 2008 and all of 2009. For further information, see the CACS segment in Management’s Discussion and Analysis of Financial Condition and Results of Operations below. In general, the leased mining properties are on long-term leases with payment based upon the number of tons mined. The lease of an aggregates property in Pueblo, Colorado also requires minimum annual royalty payments. See Note 9 for the schedule of future minimum payments. Construction supplies are sold from owned facilities adjacent to the main batch plants in Colorado Springs and Pueblo. All of the CACS segment’s facilities are located along the Southern Front Range in Colorado and, in the opinion of management, are in good condition and sufficient for the Company’s current needs. The Company also leases or owns other aggregate deposits along the Southern Front Range that are not currently in production. In the opinion of management, the owned and leased properties contain permitted and mineable reserves sufficient to service customers’ and our own sand, rock and gravel requirements for the foreseeable future.

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

Product volumes at all of the facilities of the Company are subject to seasonal fluctuations, but in the opinion of management, the facilities are generally well utilized. The current extreme reduction in construction activity throughout the country and particularly along the Southern Front Range has reduced product volumes such that the facilities of the CACS segment has lead to an underutilization of our facilities and equipment. Similarly, the downturn in construction, especially commercial construction, has reduced the utilization of the facility and equipment used in production of our fan coil product in the Heating and Cooling segment.

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

Item 4.              REMOVED AND RESERVED

PART II

Item 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common stock of Continental Materials Corporation is traded on the NYSE Amex, formerly known as the American Stock Exchange (AMEX) under the symbol CUO. Market sales prices for the fiscal quarters of the past two years are:

		High	Low
2009	Fourth Quarter	$13.25	$9.71
	Third Quarter	11.07	7.72
	Second Quarter	14.59	11.07
	First Quarter	16.86	13.60

2008	Fourth Quarter	$20.59	$16.00
	Third Quarter	22.56	20.25
	Second Quarter	23.90	22.56
	First Quarter	26.62	23.38

At April 1, 2010, the Company had approximately 265 shareholders of record (including non-objecting beneficial owners).

The Company has never paid, nor does it currently intend to declare, any dividends. The Company’s policy of reinvesting earnings from operations is reviewed periodically by the Board of Directors.

The Company has not purchased any of its common stock to become treasury stock during the period October 3, 2009 through January 2, 2010.

The Company established an open-ended program to repurchase its common stock under which the Board authorized purchases up to a maximum amount of $2,750,000. Repurchases may be made on the open market or in block trades at the discretion of management. The Company has not repurchased any of its common stock during the period October 3, 2009 through January 2, 2010. As of January 2, 2010, $1,307,404 of the authorized amount remains available for stock repurchases.

On April 16, 2009, the Company entered into a credit agreement with a bank which contains certain restrictions on the Company’s ability to repurchase its stock. Amendments to the new credit agreement have retained these restrictions. See further discussion in the “Financial Condition, Liquidity and Capital Resources” section of Item 7 below.

Item 6.   SELECTED FINANCIAL DATA

Per Item 301 of Regulation S-K, a Smaller Reporting Company is not required to provide this information.

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(References to a “Note” are to the Notes to Consolidated Financial Statements contained elsewhere in this report)

COMPANY OVERVIEW

As discussed in Item 1.- Business, the Company operates primarily in two industry groups, HVAC and Construction Products. Within each of these two industry groups, the Company has identified two reportable segments: the Heating and Cooling segment and the Evaporative Cooling segment in the HVAC industry group and the Concrete, Aggregates and Construction Supplies segment and the Door segment in the Construction Products industry group.

The Heating and Cooling segment produces and sells gas-fired wall furnaces, console heaters and fan coils from the Company’s wholly-owned subsidiary, WFC of Colton, California. The Evaporative Cooling segment produces and sells evaporative coolers from the Company’s wholly-owned subsidiary, PMI of Phoenix, Arizona. Sales of these two segments are nationwide, but are concentrated in the southwestern United States. Concrete, Aggregates and Construction Supplies are

offered from numerous locations along the Southern Front Range of Colorado operated by the Company’s wholly-owned subsidiaries collectively referred to as TMC. The Company sold its concrete operations in the Denver market, RMRM on July 17, 2009. The operations of RMRM are reported as discontinued operations for both of the reported years. Doors are fabricated and sold along with the related hardware from Colorado Springs and Pueblo through the Company’s wholly-owned subsidiary, MDHI of Pueblo, Colorado. Sales of these two segments are highly concentrated in the Front Range area in Colorado although door sales are also made throughout the United States.

Sales of all four segments are affected by the level of construction activity in the areas served and general economic conditions; however sales of furnaces and evaporative coolers are less affected by the level of construction activity as a large portion of their sales are for replacements. Weather conditions in the areas served also affect sales. Although sales in all four segments were affected by these factors in 2008, the effect was much more pronounced in 2009.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operations in 2009 was $7,219,000 even though the Company recorded a net loss of $1,442,000. The principal source of cash flow from operations was a reduction in net working capital. Inventories were reduced by $6,878,000 in total as all of the Company’s business segments reduced inventories in response to a weak economy and more specifically lower sales in all but the Evaporative Cooling segment. The most significant inventory reduction was in the Heating and Cooling segment in response to a significant reduction in fan coil demand, a reduced production schedule for furnaces and stronger than expected furnace sales in the fourth quarter of 2009. Inventories were reduced here by $5,235,000. As a result of the lower sales, accounts receivable decreased by $4,107,000. The accounts receivable and inventory reduction were offset to some extent by a $4,404,000 reduction in accounts payable and accrued expenses. This change is also reflective of the lower level of sales. Investing activities in 2009 generated a net positive cash flow of $1,966,000. Cash proceeds from the sale of property and equipment were $2,250,000 including $2,026,000 received from the sale of a portion of the Company’s sand property in Colorado Springs (See discussion under Results of Operations).

The Company sold its Denver-based ready mix business, RMRM in July 2009 for total consideration of $2,385,000. Cash of $1,905,000 and a note receivable of $480,000 were received at the closing. After deducting $41,000 cash retained by RMRM at the time of the closing the net cash proceeds from the sale were $1,864,000. Capital expenditures in 2009 were $2,148,000. Most of the capital spending in 2009 was in the CACS segment. Net cash used in financing activities was $9,601,000. Funded debt, consisting of long-term debt and a revolving bank loan, was reduced by a total of $4,172,000. Long-term debt was reduced by $3,622,000 including scheduled principal repayments of $1,164,000. In addition $2,100,000 of the proceeds from the sale of RMRM and the Colorado Springs sand property were used to pay down the long-term debt. The remaining $358,000 reduction in long-term debt was paid at the time of the April 16, 2009 refinancing with proceeds from the revolving bank loan. The revolving bank loan was reduced by a net amount of $550,000 including the $358,000 borrowed to pay down the long-term debt. In 2009 the Company deposited cash of $4,840,000 with its casualty insurer to secure self-insured claims under its casualty insurance program. Previously, these claims were secured by a bank letter-of credit. The Company paid $589,000 in financing fees and other expenses associated with the refinancing. Cash balances declined from $1,097,000 at the end of 2008 to $681,000 at the end of 2009.

The sale of RMRM also affected working capital in that the sale of the stock of RMRM included the following balance sheet items: accounts receivable - $761,000; inventories - $254,000; prepaid expenses - $29,000; net book value of property, plant and equipment - $1,429,000; net book value of non-compete with previous owner - $168,000; allocated goodwill of $600,000 accounts payable and accruals - $597,000 and net deferred tax liabilities of $73,000.

Cash provided by operations in 2008 was $522,000. The net loss in 2008 was $40,000. Inventories increased by $4,199,000 in 2008. Most of the increase in inventories occurred at the Company’s two HVAC businesses. Inventories in the Evaporative Cooling segment increased in anticipation of increased sale volume as a principal competitor went out of business in the latter part of 2008. Inventories in the Heating and Cooling segment also were higher as furnace sales during the peak selling season (September through January) were less than expected. Investing activities in 2008 provided net cash of $797,000. Proceeds from the sale of property and equipment were $2,807,000 including $2,114,000 from the sale of a portion of the Company’s Colorado Springs sand property. (See discussion under Results of Operations) In addition the Company sold a small aggregate operation in the first quarter of 2008 for a total consideration of $720,000 including the assumption by the buyer of $85,000 in liabilities associated with the operation. This operation did not supply aggregates to the Company’s ready mix concrete business and management did not consider it to be a strategic part of its business. Net cash used in financing activities in 2008 was $3,548,000 including scheduled long-term debt payments of $2,029,000 and a reduction in revolving credit of $1,500,000.  Cash balances decreased by $2,229,000 from $3,326,000 at the end of 2007 to $1,097,000 at the end of 2008.

Capital expenditures in 2009 and 2008 were $2,148,000 and $2,175,000 (including $165,000 that was included in accounts payable at January 3, 2009) respectively. In both years the capital spending was predominantly in the Concrete, Aggregates and Construction Supplies segment. In 2009 expenditures in this segment were $1,665,000 including $598,000 to purchase two aggregates plants that were previously leased, $541,000 to complete the slurry wall associated with the new mining phase at the Pueblo aggregates operation, $193,000 to purchase mixer trucks that were previously leased and $167,000 for the land movement monitoring system for the Pikeview Quarry. The Door segment spent $175,000 in 2009 for a new roof for its Colorado Springs fabrication and office facility. Capital expenditures in 2008 included approximately $1,500,000 for the slurry wall and other expenditures related to the new mining phase at the Pueblo aggregates operation.

Budgeted capital spending for 2010 is approximately $1,650,000. Projected depreciation, depletion and amortization are approximately $4,200,000.  Planned capital expenditures for the CACS segment are approximately $700,000 including $300,000 for the purchase of three front-end loaders currently under lease. The Company is working on a new mining plan for the Pikeview Quarry. This effort will require some time and planning on the part of management in developing a mining and reclamation plan and obtaining the required permits from the State of Colorado. Some outside consulting fees will also likely be necessary. However, the Company does not expect that significant capital expenditures will be required at the Pikeview Quarry should the Company obtain the permits to resume mining operations. The two HVAC businesses are planning on spending approximately $900,000 for various production equipment, tooling and dies and facilities improvements. The Company intends to limit capital spending in 2010 to essential items. The Company expects to fund the planned capital expenditures from operating cash flow or funds available from the revolving credit facility.

Sales of the Company’s HVAC products are seasonal except for fan coils. Sales of furnaces, heaters and evaporative coolers are sensitive to weather conditions particularly during the peak selling season. Fan coil sales are, to a significant extent, dependent on commercial construction, particularly for hotels. Revenues in the CACS segment are primarily dependent on the level of construction activity along the Front Range in southern Colorado. The level of construction activity over the past two years has substantially subsided due to the economic downturn and turmoil in the financial markets that has prevailed throughout most of the United States. Price competition tends to intensify in this segment when demand is weak. Inclement weather during the winter months in southern Colorado can result in significantly reduced sales in those months even under robust economic conditions. Sales for the Door segment are not as seasonal nor are they much affected by weather conditions. Historically, the Company has experienced operating losses during the first quarter except when the weather is mild and demand strong along the Front Range. Operating results typically improve in the second and third quarters reflecting more favorable weather conditions in southern Colorado and the seasonal sales of the Evaporative Cooling segment. Fourth quarter results can vary based on weather conditions in Colorado as well as in the principal markets for the Company’s heating equipment. The Company typically experiences operating cash flow deficits during the first half of the year reflecting operating results, the use of sales dating programs (extended payment terms) related to the Evaporative Cooling segment and payments of the prior year’s accrued incentive bonuses and Company profit-sharing contributions, if any. As a result, the Company’s borrowings against its revolving credit facility tend to peak during the second quarter and then decline over the remainder of the year.

Revolving Credit and Term Loan Agreement

On April 16, 2009 the Company entered into a  secured credit agreement (Credit Agreement) under which the bank lender initially provided a total credit facility of $30,000,000, consisting of a $20,000,000 revolving credit facility (reduced by letters of credit that may be issued by the lender on the Company’s behalf) and a $10,000,000 term loan facility. Borrowings under the Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles, certain real estate and the common stock of all of the Company’s subsidiaries. Borrowings under the revolving credit facility are limited to 80% of eligible accounts receivable and 50% of eligible inventories. Inventory borrowings are limited to a maximum of $7,500,000 ($6,750,000 after April 15, 2010). Borrowings under the Credit Agreement bear interest based on a performance based LIBOR or prime rate option. For purposes of computing the performance based rate, the base LIBOR rate will not be less than 2% and the base prime rate will not be less than 4%. At January 2, 2010 the Company’s effective interest rate under the LIBOR option was 5% and 4.75% under the prime rate option. The Company also paid certain underwriting and arrangement fees at the time of closing. The Credit Agreement requires the Company to maintain certain levels of tangible net worth, EBITDA (earnings before interest, income taxes, depreciation and amortization), debt service coverage and to maintain certain ratios of consolidated debt to cash flow (as defined). The Credit Agreement places a limit on the amount of annual capital expenditures. Additional borrowings, acquisition of stock of other companies, purchase of treasury shares and payment of cash dividends are either limited or require prior approval by the lender. Payment of accrued interest is due monthly or at the end of the applicable LIBOR period on both the revolving credit borrowings and the term debt borrowings. Principal payments under the term loan are due quarterly with a final payment of all remaining unpaid principal originally due April 16, 2012. On November 18, 2009 the Credit Agreement was amended reducing the revolving credit facility to $15,000,000. On April 15, 2010 a Second Amendment to the Credit Agreement accelerated the final payment of all remaining unpaid principal borrowings to August 1, 2011. The quarterly principal payment amounts were not changed from those set forth in the Credit Agreement. The Second Amendment also revised some of the financial covenants as discussed more fully in Note 5 to the financial statements.

Outstanding borrowings under the revolving credit facility as of January 2, 2010 were $5,850,000. The highest balance outstanding on the revolving credit facility during 2009 was $14,734,000. Average outstanding revolving credit during the year was $7,090,000. The weighted average interest rates on the outstanding revolving credit and term debt in 2009 and 2008 were 4.8% and 6.1%, respectively. The 4.8% rate for 2009 includes the effect of the interest rate swap discussed below. At all times since the inception of the Credit Agreement, the Company had sufficient qualifying assets such that the maximum revolving credit facility was immediately available and is expected to be available for the foreseeable future.

The lender required the Company to enter into an interest rate swap transaction to hedge the interest rate on $5,000,000 of term debt. On May 29, 2009 the Company entered into an interest rate swap transaction for a notional amount of $5,000,000 whereby the Company pays a fixed rate of 3.07% on $5,000,000 and receives a floating rate equivalent to the 30 day LIBOR rate but not less than 2.0%. Since the inception of this agreement the 30 day LIBOR rate has remained below 2.0%. Hence, the effect of the transaction has been, thus far, to increase the Company’s effective interest rate by 1.07%. The notional amount decreases as follows:

•	September 30, 2011	$500,000
•	December 31, 2011	$500,000
•	March 31, 2012	$500,000

The interest rate swap transaction terminates on April 16, 2012.

In April 2009 the Company deposited cash of $4,840,000 with its casualty insurance carrier to serve as collateral for the self-insured obligations under the Company’s casualty insurance program. Previously these obligations were secured by a bank letter of credit. This deposit was funded with borrowings under the revolving credit line.

At the end of the period ended January 2, 2010 the Company was not in compliance with the minimum adjusted EBITDA and fixed charge coverage covenants of the Credit Agreement. As a result, effective January 1, 2010 the default rate provision of the Credit Agreement increases the interest rate on all outstanding revolving and long-term debt by 2%. Non-compliance with the financial covenants in the Credit Agreement constitutes an event of default under the agreement. Upon the occurrence of an event of default, the lenders may, among other things, terminate their lending commitments, in whole or in part, declare all or any part of the Company’s borrowings to be due and payable, and/or require the Company to collateralize with cash any or all letters of credit provided by the lender. A waiver of the event of default relating to compliance with the minimum adjusted EBITDA and fixed charge coverage covenants was granted and a second amendment to the Credit Agreement was entered into on April 15, 2010. The second amendment provides for the following:

•  The covenants regarding the fixed charge coverage and the maximum leverage ratio have been eliminated for the duration of the amended Credit Agreement.

•  The Company must maintain a minimum tangible net worth of $32,000,000 plus 50% of future net income. At January 2, 2010, the minimum tangible net worth, as defined, was $38,250,000.

•  Annual capital expenditures may not exceed $3,500,000.

•  The maximum revolving credit facility line will remain at $15,000,000 until October 1, 2010 when it will then be reduced to $13,500,000.

•  The maturity date of the credit facility is August 1, 2011.

•  The interest rate for the remaining term of the amended Credit Agreement will be 4.0% over LIBOR but with a LIBOR floor of 2.0% (the Company’s effective LIBOR borrowing rate will be 6.0%). The margin on the “base” or prime rate option will be the base plus 1.75% with a base rate floor of 4% (the Company’s effective borrowing rate will be 5.75%).

•  The interest rate swap transaction will remain in effect.

The Credit Agreement as amended on April 15, 2010 requires the Company to maintain certain financial covenants as disclosed in the table below (amounts in thousands):

Financial Covenant	Date Required	Required Amount or Ratio
Minimum tangible net worth	At all times	> $32,000
Minimum adjusted quarterly EBITDA	Quarter ended July 3, 2010	$2,100
	Quarter ended October 2, 2010	$2,000
	Quarter ended January 1, 2011	$500
	Quarter ended April 2, 2011	$(600)
	Quarter ended July 2, 2011	$2,100
Maximum capital expenditures	Trailing 12 months	< $3,500

Definitions under the Credit Agreement as amended are as follows:

•      Tangible net worth is defined as net worth plus subordinated debt minus intangible assets (goodwill, intellectual property, prepaid expenses and deferred charges) minus all obligations owed to the Company or any of its subsidiaries by any affiliate or any or its subsidiaries and minus all loans owed by its officers, stockholders, subsidiaries or employees (Note: there are no loans owed by any of the referenced parties at January 2, 2010 or as of the date of this filing).

•      The adjusted EBITDA is defined as net income plus interest, income taxes, depreciation, depletion and amortization plus other non-cash charges approved by the lender.

The Company has prepared a projection of cash sources and uses for the next 12 months. Under this projection, the Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement, will be sufficient to cover expected cash needs, including servicing debt and planned capital expenditures for the next twelve months. The Company also expects to be in compliance with all debt covenants, as amended, during this period.

Reconciliation of Fair Value of Reporting Units to Market Capitalization

The Company estimates that the aggregate fair value of its four reporting units as of January 2, 2010 is approximately $60,100,000. The fair value of the CACS reporting unit was determined as described in the Critical Accounting Policies discussion of Goodwill and Other Intangible Assets below. The fair value of all other reporting units was estimated by management based on a discounted cash flow valuation using a 16% discount rate in all cases. After deducting all outstanding funded debt, which totaled $13,000,000 as of January 2, 2010, the calculation yields a net fair value of the equity of the reporting units of $47,100,000. The Company’s market capitalization as of January 2, 2010 was approximately $17,818,000 based on a year-end 2009 share price of $11.15 and 1,598,000 common shares outstanding. It is the Company’s opinion that its share price reflects the negative impact of its corporate office expenses as many of these would not be required to run the individual companies. It is also the Company’s opinion that the value of it operating businesses is not diminished as a result of the corporate expenses. Therefore, in the Company’s opinion, in reconciling the fair value of the operating units to the market capitalization an adjustment to the market capitalization for the corporate expenses is appropriate. Using the five year average corporate office expenses after the related income tax benefit and applying a 16% capitalization rate results in an adjusted market capitalization of $29,130,000 as of January 2, 2010. In the Company’s opinion, the difference between the net fair value of the reporting units and the adjusted market capitalization represents the value of the control premium. As of January 2, 2010 the control premium is approximately 61.7% of the adjusted market capitalization. The Company believes this level of control premium is reasonable and falls within a range based upon actual control premiums involving merger transactions of companies in the SIC codes under which we operate. A reconciliation of the fair value of the reporting units to the adjusted market capitalization is shown in the table below. Amounts are in thousands except share data.

	Market Capitalization	Market Capitalization
	Based on	Based on the highest
	December 31, 2009	2010 year-to-date
	Closing Price	Closing Price of
	$11.15 Per Share	$16.46 Per Share
Estimated Fair Value of Reporting Units	$60,100	$60,100
Less outstanding funded debt as of 1/2/2010 and 3/18/2010	13,000	12,900
Net Fair Value of Reporting Units	$47,100	$47,200

Market capitalization - 1,598,000 common shares outstanding	$17,818	$26,303
Adjustment for corporate expenses after income tax effect	11,312	11,312
Adjusted Market Capitalization	29,130	37,615
Control Premium	17,970	9,585
Fair Value of Reporting Units as determined above	$47,100	$47,200
Control Premium as a percentage of Adjusted Market Capitalization	61.7%	25.5%

A significant portion of the Company’s common stock is closely held. The three largest shareholders and other officers and directors together own approximately 76.5% of the outstanding shares. The remaining shares (“available float”) represent only 23.5% of the outstanding shares. Generally, there is limited trading activity in the Company’s shares. On some trading days there is no trading activity. The Company’s share price is subject to sharp volatility on trades of a few hundred shares or less.  For these reasons, it is the opinion of the Company that its market capitalization at any given time is not indicative of the aggregate fair value of the reporting units.

Insurance Policies

The Company maintained insurance policies since March 31, 2009 with the following per incident deductibles and policy limits:

	Deductible	Policy Limits
Product liability	$250,000	$2,000,000
General liability	250,000	5,000,000
Workers’ compensation	350,000	Statutory
Auto and truck liability	100,000	2,000,000

Should the aggregate out-of-pocket payments related to the above policies exceed $4,126,000 during a policy year, deductibles on future claims are waived and the policies pay all amounts up to the policy limits. Should any, or all policy limits be exceeded, an umbrella policy is maintained which covers the next $25,000,000 of claims.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that would be likely to have a material current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

RESULTS OF OPERATIONS

In the ensuing discussions of the results of operations we define the term gross profit as the amount determined by deducting cost of sales before depreciation, depletion and amortization from sales. The gross profit ratio is gross profit divided by sales.

DISCUSSION OF CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

2009 vs. 2008

Consolidated sales in 2009 were $113,461,000, a $32,253,000 (22%) decline compared to 2008. The lower sales were the result principally of a depressed level of construction along the Front Range in southern Colorado and a slowdown in hotel construction. The weak construction market in southern Colorado lead to a $24,408,000 (38%) decline in sales in the CACS segment. Also contributing to the lower sales in this segment was the shutdown of operations at the Pikeview Quarry in Colorado Springs. The operations at the Pikeview Quarry were shutdown after a landslide in December 2008 made for unsafe conditions. A substantial reduction in hotel construction, a primary market for fan coils, lead to a $9,382,000 (22%) decrease in sales in the Heating and Cooling segment. Door sales are also influenced by the level of construction both within the State of Colorado and to a lesser extent on a nation-wide basis. Sales in the Door segment in 2009 were down $757,000 (5%) compared to the prior year. In spite of the weak economy, sales in the Evaporative Cooling segment increased by $2,296,000 (10%) as the result of a primary competitor exiting the domestic market in late 2008.

The consolidated gross profit ratio in 2009 was 17.4%, an increase of 0.7% compared to 2008. Normally the gross profit ratio would have decreased with such a significant decline in sales. However, the net increase in the gross profit ratio was the result of varying experiences for each of the Company’s reporting segments. The gross profit percentage in the CACS segment decreased by 3.1% from 14.7% to 11.6%. This was the result of the diminished sales volume and the shutdown of the Pikeview Quarry. The Door segment’s gross profit ratio decreased from 27.0% to 24.6% due to more competitive pricing and lower sales volume. The gross profit rate in the Heating and Cooling segment was 0.5% higher in 2009. The Evaporative Cooling segment achieved a significant improvement in its gross profit ratio from 15.4% to 22.9%. This improvement was the result of reduced steel costs, higher production volume and modest selling price increases.

Depreciation, depletion and amortization in 2009 totaled $4,472,000 compared to $4,368,000 in 2008. The increase is primarily due to amortization of the deferred development costs at one of our aggregates operations.

Selling and administrative expenses were $587,000 less in 2009 compared to 2008. This decrease reflects cost reduction actions taken throughout the year in response to the lower sales volume in all but the Evaporative Cooling segment. Some sales related expenses such as commissions in the Heating and Cooling segment and sales managers incentive compensation in the Door segment were less in 2009 as a result of diminished revenues. As a percentage of consolidated sales, selling and administrative expenses were 15.9% in 2009 compared to 12.8% in the prior year. The higher percentage reflects the fixed nature of many of these expenses. The administrative expenses of the corporate office increased by $532,000. Charges related to unfunded supplemental profit-sharing obligations to certain officers accounted for approximately $420,000 of this increase. These obligations are increased or decreased, with a corresponding charge or credit to earnings, for deemed earnings or losses on the unfunded supplemental profit-sharing balances. In 2009 the Company recorded a charge of $175,000 for deemed earnings. In 2008 the Company recorded a credit of $245,000 for the deemed loss on the supplemental profit-sharing account balances.

The gain on disposition of property and equipment in 2009 and 2008 includes gains on the sale of a portion of the Company’s sand property in Colorado Springs in the amounts of $2,026,000 and $1,947,000, respectively. In December 2008 the Company entered into a Possession and Use Agreement with the City of Colorado Springs Pikes Peak Regional Transportation Authority. Under the Agreement the City received an irrevocable right to possess and use the property in exchange for a cash payment of $2,110,000 in December 2008. The payment was based upon the City’s initial appraised value of the property. The Company did not agree with the City’s initial appraised value. The City and the Company agreed to continue negotiations to determine the final fair market value. The City acknowledged that the final fair market value would not be less than the $2,110,000 paid in December 2008 thus the Company recorded a gain of $1,947,000 in 2008 after deducting the $163,000 cost basis of the property. The Company and City concluded their negotiations regarding the fair market value during June 2009 and agreed upon a total final price of $4,140,000, or $2,026,000 in excess of the amount previously paid. The Real Estate Purchase Agreement was signed on July 2, 2009 and the Company appropriately recorded the additional proceeds of $2,026,000 as a gain in the second quarter of 2009. As consideration for the Possession and Use Agreement had already been exchanged as of the 2008 year-end, the profit on the transaction was determinable and collectability was not a factor. Furthermore, as of December 17, 2008, the City received the full risks and rewards of the land through the irrevocable possession and use agreement. After December 17, 2008, the Company had no further obligation or continuing involvement with the property such as preparing the land for sale; therefore, the earnings process was complete with regards to the original transaction. While there was a potential for additional consideration from the sale of the land in the future, such additional amounts were not determinable as of the 2008 year-end. As a result, the additional proceeds were recorded when the final amount was determined. Prior to July 2, 2009, any anticipated additional proceeds would have been considered a gain contingency. Gain on sale of property and equipment in 2008 also included a gain of $344,000 from the sale of a small aggregate operation that the Company determined was not a strategic part of its business.

Net interest expense related to continuing operations in 2009 was $956,000 compared to $1,161,000 in 2008. Average outstanding funded debt was $4,951,000 less in 2009 and the weighted average interest rate in 2009 was approximately 4.8% compared to 6.1% in 2008. However, at year end 2009, the average interest rate on outstanding funded debt was approximately 6.1%. The results from discontinued operations include approximately $71,000 and $133,000 of interest expense for 2009 and 2008, respectively.

The Company’s effective income tax rate reflects federal and state statutory income tax rates adjusted for non-deductible expenses, tax credits and other tax items. The effective income tax rate related to the loss from continuing operations in 2009 was a benefit of 48.7%. The principal difference between the effective income tax rate for 2009 and the federal statutory rate of 34% is due to the reversal of previously recorded tax contingencies related to tax returns that have been audited by the IRS and closed.

The Company has filed a business interruption claim with regard to the incident that lead to the cessation of operations at the Pikeview Quarry. The claim is currently being reviewed by the insurance company. No recovery has been anticipated or recorded in the 2009 results of operations.

DISCONTINUED OPERATION

The results of discontinued operations reflect the operations of RMRM, a former subsidiary that was sold on July 17, 2009. The 2009 loss includes a loss from operations before income tax benefits of $1,778,000 and a loss before income tax benefit on the sale of the stock of the subsidiary of approximately $221,000. The income tax benefits associated with the discontinued operation in 2009 were approximately $1,138,000. In 2008 the net loss from the operations of RMRM was $1,797,000 net of the income tax benefit of $989,000.

The Company operates four businesses in two industry groups. The businesses are seasonal, weather sensitive and subject to cyclical factors. The following addresses various aspects of operating performance focusing on the reportable segments within each of the two industry groups.

Construction Products Industry Group

The table below presents a summary of operating information for the two reportable segments within the Construction Products industry group for the fiscal years 2009 and 2008 (amounts in thousands).

	Concrete, Aggregates and Construction Supplies	Door
2009
Revenues from external customers	$40,421	$14,616
Segment gross profit	4,693	3,591
Gross profit as percent of sales	11.6%	24.6%
Segment operating (loss) income	(2,759)	1,090
Operating (loss) income as a percent of sales	(6.8)%	7.5%
Segment assets	$35,791	$6,374
Return on assets	(7.7)%	17.1%

2008
Revenues from external customers	$64,829	$15,373
Segment gross profit	9,529	4,150
Gross profit as percent of sales	14.7%	27.0%
Segment operating income	2,142	1,455
Operating income as a percent of sales	3.3%	9.5%
Segment assets	$34,699	$6,276
Return on assets	6.2%	23.2%

Concrete, Aggregates and Construction Supplies Segment

2009 vs. 2008

Sales in the Concrete, Aggregates and Construction Supplies segment fell by $24,409,000 (38%) due to the weak construction market. Housing starts in the served market area were at or near record lows. The preponderance of the sales in 2009 was from commercial, military or public construction projects. Ready mix concrete volume was 36% lower in 2009 compared to 2008. In the concrete business, gross profit on a per unit (cubic yard) basis improved in 2009 due to lower fuel and cement costs and some higher concrete prices on certain high specification jobs that were completed in the first half of 2009. However, the gross profit of the concrete business fell by nearly $1,000,000 due to the lower sales volume. Sales of aggregates (sand, crushed limestone and gravel), including aggregates consumed in the segment’s concrete business were 45% less in 2009 compared to the prior year. The lower level of construction activity and the cessation of operations at the Pikeview Quarry accounted for the lower volume. In recent years the Pikeview Quarry has been the principal source of rock for this segment’s concrete business. A nominal amount of sales from existing inventory were made from the Pikeview Quarry in 2009. Sales from the Pikeview Quarry, including internal consumption, were approximately $4,700,000 less in 2009 compared to 2008. The gross loss from the Pikeview Quarry in 2009 was $727,000 compared to a gross profit of $972,000 in 2008. As previously mentioned, the Company has filed a business interruption claim with its insurance carrier with regard to the incident that lead to the cessation of operations at the Pikeview Quarry. No recovery has been anticipated or recorded in the 2009 results of operations. Net sales, including internal consumption, from all of the other aggregate locations decreased by 18%. The gross profit from all other aggregate operations combined was approximately $1,100,000 less in 2009 compared to 2008 due principally to the lower sale volume. The gross profit of the Pueblo aggregate operation improved in 2009 as the result of lower cash operating costs due to the opening of a new gravel deposit site with a more beneficial blend of rock and sand. The Company reopened its Black Canyon limestone quarry near Colorado Springs to offset some of the lost production of the Pikeview Quarry. However, operations at the Black Canyon quarry did not begin until mid-year and due to start up costs the Black Canyon operation generated a loss in 2009. Sales of construction supplies in 2009 dropped by $3,709,000 (51%) compared to 2008. The gross profit from construction supplies declined by approximately $1,000,000 from the prior year due to the lower sales volume. Depreciation, depletion and amortization for this segment increased by $175,000 in 2009. The increase was due to the depreciation of deferred development costs at the segment’s Pueblo aggregate operation.

The prices of two commodities, cement and diesel fuel, can have a significant effect on the results of operations of this segment. The Company negotiates cement prices with producers who have production facilities in or near the concrete markets that we serve. The Company may negotiate separate cement prices for large construction projects depending on the demand for and availability of cement from the local producers. The Company buys diesel fuel from local distributors. It may from time to time enter into a short term arrangement with a distributor whereby the price of diesel fuel is fixed for a period of up to six months. The Company does not otherwise hedge diesel fuel prices. Changes in the cost of these two commodities has a direct dollar for dollar effect on the results of operations depending upon whether competitive conditions prevailing in the marketplace enables the Company to adjust its selling prices to recover the increased costs.

Door Segment

2009 vs. 2008

Door sales in 2009 were $757,000 (5%) less than the previous year. The decline in sales is related to the general economic recession and the lower level of new construction particularly within Colorado. The slower sales pace resulted in sharper bidding on those job opportunities that were available. The lower sales volume and more competitive bidding environment lead to a decrease in gross profits for this segment of approximately $560,000. Selling and administrative expenses, particularly sales managers’ compensation and profit-sharing and incentive compensation for all of this segment’s employees were reduced in 2009 compared to 2008. In total, selling and administrative expenses were approximately $230,000 lower in 2009 compared to 2008.

The Door segment sales backlog at the end of 2009 was approximately $2,767,000 compared to approximately $5,048,000 at the end of 2009.

HVAC Industry Group

The table below presents a summary of operating information for the two reportable segments within the HVAC industry group for the fiscal years 2009 and 2008 (amounts in thousands).

	Heating and Cooling	Evaporative Cooling
2009
Revenues from external customers	$32,784	$25,281
Segment gross profit	5,507	5,794
Gross profit as percent of sales	16.8%	22.9%
Segment operating (loss) income	(503)	2,397
Operating (loss) income as a percent of sales	(1.5)%	9.5%
Segment assets	$17,208	$13,165
Return on assets	(2.9)%	18.2%

2008
Revenues from external customers	$42,166	$22,985
Segment gross profit	6,890	3,577
Gross profit as percent of sales	16.3%	15.6%
Segment operating income	85	458
Operating income as a percent of sales	.2%	2.0%
Segment assets	$23,521	$14,241
Return on assets	.4%	3.2%

Heating and Cooling Segment

2009 vs. 2008

Sales in the Heating and Cooling segment fell by $9,382,000 (22%) compared to 2008. Virtually all of the decrease was the result of a 48% decline in fan coils sales. The lower fan coil sales reflect the slowdown in hotel construction in particular and commercial construction in general.  Sales of furnaces and heaters in 2009 were about the same as in 2008. The segment’s gross profit was $1,383,000 lower due to the lower sales. The gross profit ratio increased by .5% in spite of lower production volume. Reduced steel and other commodity costs offset the effect of the volume reduction and its impact on factory overhead absorption. In response to the business slowdown, selling and administrative expenses were reduced by approximately $782,000 in 2009 compared to 2008. The prices of two commodities, steel and copper fuel, can have a significant effect on the results of operations of this segment. We have not entered into any formal hedging arrangements with regard to steel. On one occasion in 2008 we entered into a hedging contract (fixed price swap) where we fixed the price of copper for a period of approximately 10 months for a stated amount of copper. We did not elect hedge accounting for this transaction. The overall effect of the fixed price swap transaction was insignificant. We are not currently a party to any hedging arrangements with regard to copper, steel or any other commodity.

Evaporative Cooling Segment

2009 vs. 2008

Sales of evaporative coolers increased approximately 10% in 2009 consisting of a 7% increase in unit volume and selling price increases of approximately 3%. The increased unit volume was primarily due to Adobe Air, formerly the largest producer serving the U. S. market, exiting the business in late 2008. The higher sales and production volume coupled with lower steel prices (see comment regarding steel in the Heating and Cooling Segment discussion above) resulted in substantially improved gross profits. Gross profit for this segment increased by approximately $2,200,000 compared to 2008. Due to sales related expenses that typically vary with sales volume and increased bonus and profit-sharing provisions selling and administrative expenses increased by approximately $340,000.

OUTLOOK

Overall the Company expects sales in 2010 to be at nearly the same level experienced in 2009. The construction market along the Front Range in southern Colorado is not expected to substantially improve in 2010. While there has recently been an increase in the number of housing starts in the southern Colorado area, the current level of housing construction is still at a very low level. The Company believes that price competition will remain sharp in the Construction Products Industry Group as it typically does when the construction market is slow. The Company is working on a mining and reclamation plan to reopen the Pikeview Quarry. The plan requires the approval of the Department of Natural Resources of the State of Colorado. If such approval is obtained, and there is no assurance that it will be obtained, the Company anticipates resuming operations at the Pikeview Quarry in 2011.

Sales in the HVAC Industry Group are also expected to be essentially unchanged from 2009. Hotel construction is expected to remain at a low level. This will be a negative influence on fan coil sales. Sales of furnaces, heaters and evaporative coolers are primarily for replacement purposes and therefore are not reliant on new construction. However, a continuing high level of unemployment could reduce demand for these products.

The Company has taken a number of cost reduction actions in 2009 and will continue to endeavor to reduce expenses especially if sales do not improve. Capital spending in 2010 will be limited to essential items and is expected to be well below the $3,500,000 limit imposed by the covenant in our Credit Agreement.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission requires all registrants, including the Company, to include a discussion of “critical” accounting policies or methods used in the preparation of financial statements. We believe the following are our critical accounting policies and methods.

Goodwill and Other Intangible Assets

The Company annually assesses goodwill for potential impairment as of the last day of its fiscal year. In addition, to the extent that events occur, either involving the relevant reporting unit or in their industries, the Company revisits its assessment of the recorded goodwill to determine if impairment has occurred and should be recognized. As of January 2, 2010 the Company has recorded $7,229,000 of goodwill consisting of $6,229,000 related to the CACS reporting unit and $1,000,000 related to the Door reporting unit. In 2009 the Company charged $600,000 against earnings from discontinued operations representing the allocable portion of goodwill related to RMRM which was sold in July 2009.

For purposes of measuring the fair value of the CACS reporting unit the Company engages the services of an independent investment banking firm.  The fair value of this reporting unit is determined by applying three valuation methods. These are 1) discounted cash flow (“DCF”) valuation, 2) an analysis of comparable transactions within the industry and 3) comparable enterprise valuations of other public companies in the industry. The DCF valuation involves projecting future cash flows. The cash flow projection entails key assumptions with regard to unit sales volumes, gross profit rate per unit or per sales dollar, capital expenditures and the discount rate. The cash flow projection assumes a gradual recovery in construction activity along the Front Range in southern Colorado, the reporting unit’s principal market area. However, projected unit volumes do not reach levels achieved in this reporting unit during the peak of the previous business cycle. The projections assume that the Company will resume operations at the Pikeview Quarry in 2011 or will be able to increase production at its other aggregate operations. The cash flow projections assume some increase in gross profit rates compared to current levels due to an increase in volume, an improvement in the relationship of selling prices for concrete relative to cement unit costs and some cost reductions. The projected gross profit rates do not exceed levels previously attained. Projected capital expenditures are compatible with the projected unit sales volume. The cash flow forecasts are adjusted by a discount rate that takes into consideration both the time value of money and the investment risk. The discount rate used to determine the DCF valuation as of January 2, 2010 was 16%. The comparable transactions method estimates value based on select transactions in the construction materials industry. Transactions occurring in the years 2003 to 2009 were considered in this analysis.  Transactions involving companies significantly larger than this reporting unit were excluded. The comparable transaction value range was determined by applying a multiple indicated in the transaction market to the reporting unit’s 10 year average EBITDA.  The comparison to other public companies is based on their enterprise values (equity value plus funded debt) in relation to their last twelve months EBITDA. This value range was determined by applying an EBITDA multiple indicated by the enterprise values of the publicly held companies in the industry to the adjusted EBITDA for this reporting unit in 2009. EBITDA for this reporting unit in 2009 was adjusted for the expenses associated with the Pikeview Quarry which was not in operation in 2009 due to a landslide in a portion of the quarry. This assessment indicates a fair value for the reporting unit that exceeds the carrying value of the net assets by 8%.

The fair value of the Door reporting unit is estimated by the Company based on its own discounted cash flow (“DCF”) projection. The cash flow projection involves key assumptions regarding sales, costs, expenses and capital expenditures. Management believes that the projections are reasonable and the projected cash flows approximate prior experience. The discount rate used to determine the DCF valuation as of January 2, 2010 was 16%. The estimated fair value based on the discounted cash flow projection indicates a fair value for the reporting unit that exceeds the carrying value of the net assets in the reporting unit by 17%.

Management believes that the assumptions and estimates used to determine the estimated fair values are reasonable; however, a prolonged period of depressed construction activity along the Front Range in southern Colorado, inability to resume production at the Pikeview Quarry or alternatively if the Company is unable to increase production at its other aggregate operations or changes in the aforementioned assumptions and estimates, as well as the effects of unpredictable future events or circumstances could materially affect the estimated fair value.

Long-lived Assets (other than Goodwill and Intangible Assets)

The Company reviews long-lived assets by asset group for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the amount and useful life over which cash flows will occur and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available given the Company’s historical experience and internal business plans. The Company has determined that there was no impairment of such long-lived assets in 2009.

Liabilities

The Company purchases insurance coverage for workers’ compensation, general product and automobile liability, retaining certain levels of risk (self-insured portion). See the above section titled “Insurance Policies” for information related to per incident deductibles and policy limits. Provision for workers’ compensation claims is estimated by Management based on information provided by the independent third party administrator and periodic review of all outstanding claims. The Company’s independent claims administrator tracks all claims and assigns a liability to each individual claim based upon facts known at the time of estimation. In addition, Management periodically reviews each individual claim with both the third party claims administrator and legal counsel and the third party administrator revises the estimated liability accordingly. The Company also retains an independent expert who applies actuarial methodology to the claims data provided by the Company’s independent claims administrator to estimate the ultimate aggregate settlement amount of the claims using specific loss development factors based on the Company’s prior experience. The Company then establishes its reserve for workers’ compensation claims based upon the actuarial evaluation and Management’s knowledge of the outstanding claims. Management tracks changes to the incurred and paid amounts of individual workers compensation claims up to the date of final closure. In recent years, the net amounts that the claims have ultimately settled for have indicated that the reserve recorded by the Company has been sufficient.

With regard to product liability, provisions for both claims and unasserted claims that would be covered under the self-insured portion of the policies are reviewed at least annually and are recorded in accordance with accounting guidance on contingent liabilities provided in the FASB Accounting Standards Codification (Codification). Management also incorporates information from discussions with legal counsel handling the individual claims when revising its estimates. Provision for automobile claims is estimated based upon information provided by the Company’s independent claims administrator and the Company’s own experience. The number of automobile claims and the amounts involved are not material. Historically, there have not been many instances of significant variances between actual final settlements and our estimates regarding automobile and product liability claims.

The Company maintains a reserve for future reclamation work to be performed at its various aggregate operations based upon an estimate of the total expense that will be incurred to reclaim the disturbed areas. Actual reclamation costs are charged to expense. The adequacy of the recorded reserve is assessed annually. The assessment may be done more frequently if events or circumstances arise that may indicate a change in estimated costs, recoverable material or the period of mining activity. For the annual assessment of the reserve, Company engages an independent professional to assist in reevaluating the estimates of both the quantities of recoverable material and the cost of reclamation. Our assessment of the adequacy of the reclamation reserves is based on management’s assumptions with the assistance of the independent professional. The analysis requires the use of significant assumptions and estimates about the mining plans, homogeneity of the deposits, third party costs to perform work, method of reclamation to be used, etc. Management believes that the assumptions and estimates used to determine the reserve are reasonable; however, changes in the aforementioned assumptions and estimates, as well as the effects of unknown future events or circumstances, including legislative requirements, could materially affect estimated costs, the quantities of recoverable material or the period of mining. Depletion of rock and sand deposits and amortization of deferred development costs are computed by the units-of-production method based upon estimated recoverable quantities of rock and sand.

Sales

The Company recognizes revenue as products are shipped to customers. Sales are recorded net of estimates of applicable provisions for discounts, volume incentives, returns and allowances based upon current program terms and historical experience. At the time of revenue recognition, the Company also provides an estimate of potential bad debt and warranty expense as well as an amount anticipated to be granted to customers under cooperative advertising programs based upon current program terms and historical experience. Additionally, the HVAC companies offer discounts for early payment of amounts due under dating and other extended payment programs. The companies record a reserve for this discount based upon historical experience.

Guidance provided by the Codification that cash consideration (including sales incentives) given by a vendor to a customer is presumed to be a reduction of the selling prices of the vendor’s products or services unless both of the following conditions are met: a) the vendor receives an identifiable benefit in exchange for the consideration and the vendor can reasonably estimate the fair value of the benefit. Under this guidance, volume incentives and customer discounts provided to our customers are presumed to be a reduction in the selling price of our products and accordingly we record these as a reduction of gross sales. We require that our customers submit proof of both the advertisement and the cost of the advertising expenditure before we allow a deduction for cooperative advertising. Since the Company receives an identifiable and quantifiable benefit, these costs are recorded as selling and administrative expenses. These programs did not have a material effect of the operations of 2009 compared to 2008.

Recently Issued Accounting Standards

The “Recently Issued Accounting Pronouncements” section of Note 1 to the Consolidated Financial Statements discusses new accounting policies adopted by the Company since 2008 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards has an affect on financial condition, results of operations or liquidity, the impacts are discussed in the applicable notes to the consolidated financial statements.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Per Item 301 of Regulation S-K, a Smaller Reporting Company is not required to provide this information.

Item 8.                    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PAGE
Financial Statements and Financial Statement Schedule of Continental Materials Corporation and Reports of Independent Registered Public Accounting Firms thereon:

Consolidated statements of operations for fiscal years 2009 and 2008	21

Consolidated statements of cash flows for fiscal years 2009 and 2008	22

Continental Materials Corporation

Consolidated Statements of Operations

For Fiscal Years 2009 and 2008

(Amounts in thousands, except per share data)

	2009	2008

Sales	$113,461	$145,714
Costs and expenses
Cost of sales (exclusive of depreciation, depletion and amortization)	93,753	121,442
Depreciation, depletion and amortization	4,472	4,368
Selling and administrative	18,060	18,647
Gain on disposition of property and equipment	(2,212)	(2,349)
Operating (loss) income	(612)	3,606
Interest expense	(956)	(1,161)
Other income, net	4	50
(Loss) income from continuing operations before income taxes	(1,564)	2,495
Benefit (provision) for income taxes	762	(738)
Net (loss) income from continuing operations	(802)	1,757
Loss from discontinued operation net of income tax benefit of $1,138 and $989	(640)	(1,797)
Net loss	$(1,442)	$(40)

Net (loss) income per basic and diluted share:
Continuing operations	$(.50)	$1.09
Discontinued operation	(.40)	(1.12)
Net loss per basic and diluted share	$(.90)	$(.03)

Average shares outstanding	1,598	1,599

The accompanying notes are an integral part of the consolidated financial statements.

Continental Materials Corporation

Consolidated Statements of Cash Flows For Fiscal Years 2009 and 2008

(Amounts in thousands)

	2009	2008
Operating activities
Net loss	$(1,442)	$(40)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	4,958	5,135
Long-lived asset impairment charge	—	784
Deferred income tax provision	(770)	(205)
Provision for doubtful accounts	288	142
Gain on disposition of property and equipment	(2,212)	(2,349)
Loss on sale of discontinued operation	221	—
Changes in working capital items:
Receivables	4,107	448
Inventories	6,878	(4,199)
Prepaid expenses	56	1,050
Prepaid royalties	(154)	(15)
Accounts payable and accrued expenses	(4,404)	(860)
Income taxes	(609)	104
Other	302	527
Net cash provided by operating activities	7,219	522

Investing activities
Capital expenditures	(2,148)	(2,010)
Cash proceeds from sale of discontinued operation	1,864	—
Cash proceeds from sale of property and equipment	2,250	2,807
Net cash provided by investing activities	1,966	797

Financing activities
Repayments on refinanced revolving credit line, net	(6,400)	(1,500)
Payment of deferred financing fees related to new credit facility	(589)	—
Net borrowings under new revolving credit facility	5,850	—
Repayment of refinanced long-term debt	(10,772)	(2,029)
Borrowings under new long-term debt	10,000	—
Repayments of new long-term debt	(2,850)	—
Cash deposit for self-insured claims	(4,840)	—
Payments to acquire treasury stock	—	(19)
Net cash (used in) financing activities	(9,601)	(3,548)

Net (decrease) in cash and cash equivalents	(416)	(2,229)

Cash and cash equivalents
Beginning of year	1,097	3,326
End of year	$681	$1,097

Supplemental disclosures of cash flow items
Cash paid (received) during the year
Interest	$770	$1,409
Income taxes, net	(520)	(151)
Supplemental disclosures of noncash investing and financing activities
Note received as partial consideration on sale of discontinued operation	$480	$—
Capital expenditures purchased on account	—	165
Buyer’s assumption of liabilities	74	85

The accompanying notes are an integral part of the consolidated financial statements.

Continental Materials Corporation

Consolidated Balance Sheets As of January 2, 2010 and January 3, 2009

(Amounts in thousands except share data)

	January 2, 2010	January 3, 2009
ASSETS
Current assets
Cash and cash equivalents	$681	$1,097
Receivables less allowance of $576 and $445	16,905	22,062
Current portion of long-term note receivable	96	—
Receivable for insured losses	684	1,604
Inventories	16,295	23,426
Prepaid expenses	1,582	1,259
Refundable income taxes	1,012	654
Deferred income taxes	3,116	2,341
Total current assets	40,371	52,443

Property, plant and equipment
Land and improvements	1,984	2,311
Buildings and improvements	18,551	20,190
Machinery and equipment	79,040	81,539
Mining properties	6,385	6,622
Less accumulated depreciation and depletion	(78,868)	(79,706)
	27,092	30,956

Other assets
Goodwill	7,229	7,829
Amortizable intangible assets, net	479	872
Prepaid royalties	1,223	1,069
Cash deposit for self-insured claims	4,840	—
Long-term note receivable	384	—
Other	494	497
	$82,112	$93,666

LIABILITIES
Current liabilities
Current portion of long-term debt	$1,375	$1,164
Accounts payable	4,618	9,542
Income taxes	—	148
Accrued expenses
Compensation	1,642	1,641
Reserve for self-insured losses	2,973	3,095
Liability for unpaid claims covered by insurance	684	1,604
Profit sharing	346	268
Reclamation	115	260
Other	2,437	2,326
Total current liabilities	14,190	20,048

Revolving bank loan payable	5,850	6,400
Long-term debt	5,775	9,607
Deferred income taxes	3,243	3,414
Accrued reclamation	1,020	845
Other long-term liabilities	848	724
Commitments and contingencies (Note 6)

SHAREHOLDERS’ EQUITY
Common shares, $.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,830	1,830
Retained earnings	65,328	66,770
Treasury shares, at cost	(16,615)	(16,615)
	51,186	52,628
	$82,112	$93,666

The accompanying notes are an integral part of the consolidated financial statements.

Continental Materials Corporation

Consolidated Statements of Shareholders’ Equity

For Fiscal Years 2009 and 2008

(Amounts in thousands except share data)

	Common shares	Common shares amount	Capital in excess of par	Retained earnings	Treasury shares	Treasury shares cost
Balance at December 29, 2007	2,574,264	$643	$1,830	$66,810	972,170	$16,596
Net (loss)	—	—	—	(40)	—	—
Purchase of treasury shares	—	—	—	—	3,816	19
Balance at January 3, 2009	2,574,264	643	1,830	66,770	975,986	16,615
Net (loss)	—	—	—	(1,442)	—	—
Balance at January 2, 2010	2,574,264	$643	$1,830	$65,328	975,986	$16,615

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

1.         NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

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

The Heating and Cooling segment produces and sells gas-fired wall furnaces, console heaters and fan coils from the Company’s wholly-owned subsidiary, Williams Furnace Co. (WFC) of Colton, California. The Evaporative Cooling segment produces and sells evaporative coolers from the Company’s wholly-owned subsidiary, Phoenix Manufacturing, Inc. (PMI) of Phoenix, Arizona. Concrete, Aggregates and Construction Supplies (CACS) are offered from numerous locations along the Southern portion of the Front Range of Colorado operated by the Company’s wholly-owned subsidiaries Castle Concrete Company and Transit Mix Concrete Co., of Colorado Springs and Transit Mix of Pueblo, Inc. of Pueblo (the three companies collectively referred to as TMC). Doors are fabricated and sold along with the related hardware, including electronic access hardware, from the Company’s wholly-owned subsidiary, McKinney Door and Hardware, Inc. (MDHI), which operates out of facilities in Pueblo and Colorado Springs, Colorado.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include Continental Materials Corporation and all of its subsidiaries (the Company). Intercompany transactions and balances have been eliminated. All subsidiaries of the Company are wholly owned.

RECLASSIFICATIONS

Certain reclassifications have been made to the fiscal 2008 Consolidated Statement of Operations to conform to the 2009 financial statement presentation of discontinued operations.  These reclassifications had no effect on net earnings.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On July 1, 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification (Codification) which became effective for interim and annual reporting periods ending after September 15, 2009.  On that date, the Codification officially became the single source of authoritative nongovernmental accounting principles generally accepted in the United States of America (GAAP); however, Securities and Exchange Commission (SEC) registrants must also consider rules, regulations and interpretive guidance issued by the SEC or its staff. Previous authoritative GAAP was a proliferation of thousands of standards established by a variety of standard setters over the past 50-plus years. All existing standards that were used to create the Codification became superseded. The Codification does not change GAAP and therefore had no impact on the Company’s consolidated financial position, results of operations or cash flows; however, references to authoritative accounting literature will henceforth refer to the topics and guidance in the Codification.

In September 2006, the FASB issued new accounting guidance on fair value measurements and disclosures. The new guidance defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. In February 2008, the FASB issued further guidance, which provided a one-year deferral of the effective date for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. This guidance applies under other accounting pronouncements that require or permit fair value measurements, as the FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this guidance does not require any new fair value measurements. The new guidance is effective for financial statement issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of the new guidance in 2008 and the further guidance in 2009 did not have a material effect on the Company’s consolidated financial statements. See further discussion of Fair Value of Financial Instruments below.

In December 2007, the FASB issued new guidance on business combinations and consolidation, which significantly changed the financial accounting and reporting of business combination transactions and noncontrolling (or what were previously described as minority) interests in consolidated financial statements. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company did not participate in any transactions or noncontrolling interests covered by this new guidance during either fiscal 2009 or 2008; therefore the new guidance did not have a material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued new accounting guidance that expanded disclosure about an entity’s derivative instruments and hedging activities. The new disclosure requirements became effective for the Company on January 4, 2009. At January 2, 2010, the Company did not have any material derivative or hedging activities that required disclosure under these new accounting standards.

In April 2008, the FASB amended the list of factors an entity should consider in developing renewal of extension assumptions used to determine the useful life of a recognized intangible asset. The new guidance applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. The requirement that an entity consider whether the renewal or extension can be accomplished without substantial cost or material modification of the existing terms and conditions associated with the asset was removed. Instead, an entity should now consider its own experience in renewing similar arrangements. The entity should consider market participant assumptions regarding renewal if no such relevant experience exits. The new guidance became effective for the Company beginning January 4, 2009, the first day of fiscal 2009, and did not have a material impact on its consolidated financial statements.

In September 2009, the FASB issued new accounting guidance on revenue recognition. Under the new guidance, arrangement consideration in a multiple element arrangement may now be allocated in a manner that more closely reflects the structure of the transaction. Also under the new guidance, tangible products that contain software components that are essential to the functionality of the tangible product will no longer be subject to software revenue recognition guidance and will now be subject to other revenue guidance. The Company does not have any sales or transactions covered by this new guidance during either fiscal 2009 or 2008; therefore the new guidance did not have a material effect on the Company’s consolidated financial statements.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of January 2, 2010 and January 3, 2009 and the reported amounts of revenues and expenses during both of the two years in the period ended January 2, 2010. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly-liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value of the Company’s long-term debt is estimated based on the borrowing rates currently available to the Company for bank loans with similar terms, maturities and credit risks. The carrying amount of long-term debt represents a reasonable estimate of the corresponding fair value as the Company’s long-term debt is held at variable interest rates.

INVENTORIES

Inventories are valued at the lower of cost or market and are reviewed periodically for excess or obsolete stock with a provision recorded, where appropriate. Cost for inventory in the HVAC industry group is determined using the last-in, first-out (LIFO) method. These inventories represent approximately 78% of total inventories at both January 2, 2010 and January 3, 2009. The cost of all other inventory is determined by the first-in, first-out (FIFO) or average cost methods. Some commodity prices such as copper, steel, cement and diesel fuel have experienced significant fluctuations in recent years, generally higher. Steel prices and copper prices are principally relevant to the inventories of our two HVAC businesses. These two businesses use the LIFO costing method for inventory valuation purposes. The general effect of using LIFO is that the higher steel and copper prices are not reflected in the inventory carrying value. Those higher current costs are principally reflected in the cost of sales. Cement and fuel are relevant to our construction materials business. These businesses use either FIFO or an average costing method for valuing inventories. These inventories turn over frequently and at any point in time the amount of cement or fuel inventory is not significant. Due to these circumstances, the commodity fluctuations have primarily affected the cost of sales with little effect on the valuation of inventory. We believe that our inventory valuation reserves are not material. Inventory reserves were approximately 1% of the total inventory value. Due to the nature of our products obsolescence is not typically a significant exposure. Our HVAC businesses will from time to time contend with some slow-moving inventories or parts that are no longer used due to engineering changes. The recorded reserves are intended for such items.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method as follows:

Land improvements	5 to 31 years
Buildings and improvements	10 to 31 years
Leasehold improvements	Shorter of the term of the lease or useful life
Machinery and equipment	3 to 20 years

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

The Company recorded a long-lived asset impairment charge of $758,000 at January 3, 2009 against the property, plant and equipment of Rocky Mountain Ready Mix Concrete, Inc. (RMRM).

OTHER ASSETS

As of January 2, 2010, the Company has recorded $7,229,000 of goodwill consisting of $6,229,000 related to the Concrete, Aggregates and Construction Supplies segment and $1,000,000 related to the Door segment. The Company annually assesses goodwill for potential impairment at the end of each year. In addition, if events occur or circumstances change in the relevant reporting segments or in their industries, the Company will then reassess the recorded goodwill to determine if impairment has occurred.  No goodwill impairment was recognized for any of the periods presented. In 2009, the Company charged $600,000 against earnings from discontinued operations representing the allocable portion of goodwill related to RMRM which was sold in July 2009.

Amortizable intangible assets consist of a non-compete-agreement, a restrictive land covenant and customer relationships related to certain acquisitions. The non-compete agreement and the restrictive land covenant are being amortized on a straight-line basis over their respective lives of five and ten years, respectively. The customer relationships amount is being amortized over its estimated life of ten years using the sum-of-the-years digits method.

The Company is party to three aggregate property leases which require royalty payments. The leases call for minimum annual royalty payments. Prepaid royalties relate to payments made for aggregate materials not yet extracted.

RETIREMENT PLANS

The Company and certain subsidiaries have various contributory profit sharing retirement plans for specific employees. The plans allow qualified employees to make tax deferred contributions pursuant to Internal Revenue Code Section 401(k). The Company matches employee contributions up to 3%. Further, the Company may make additional annual contributions, at its discretion, based primarily on profitability. In addition, any individuals whose compensation is in excess of the amount eligible for the Company matching contribution to the 401(k) plan as established by Section 401 of  the Internal Revenue Code, participates in an unfunded Supplemental Profit Sharing Plan. This plan accrues an amount equal to the difference between the amount the person would have received as Company matching contributions to his account under the 401(k) plan had there been no limitations and the amount the person will receive under the 401(k) plan giving effect to the limitations. Costs under the plans are charged to operations as incurred.

RESERVE FOR SELF-INSURED AND INSURED LOSSES

The Company’s risk management program provides for certain levels of loss retention for workers’ compensation, automobile liability, medical plan coverage and general and product liability claims. The components of the reserve for self-insured losses have been recorded in accordance with the Codification requirements that an estimated loss from a loss contingency shall be accrued if information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. The recorded reserve represents management’s best estimate of the future liability related to these claims up to the associated deductible.

The Codification also requires an entity to accrue the gross amount of a loss even if the entity has purchased insurance to cover the loss. Therefore the Company has recorded losses for workers’ compensation, automobile liability, medical plan coverage and general and product liability claims in excess of the deductible amounts, i.e., amounts covered by insurance contracts, in “Liability for unpaid claims covered by insurance” with a corresponding “Receivable for insured losses” on the balance sheet. The components of the liability represent both unpaid settlements and management’s best estimate of the future liability related to open claims. Management has evaluated the credit worthiness of our insurance carriers and determined that recovery of the recorded losses is probable and, therefore, the receivable from insurance has been recorded for the full amount of the insured losses.

RECLAMATION

In connection with permits to mine properties in Colorado, the Company is obligated to reclaim the mined areas whether the property is owned or leased. The Company records a reserve for future reclamation work to be performed at its various aggregate operations based upon an estimate of the total expense that a third party would incur to reclaim the disturbed areas. Reclamation expense is provided during the interim periods using the units-of-production method. The adequacy of the recorded reserve is assessed quarterly. At each fiscal year-end, a more formal and complete analysis is performed and the expense and reserve is adjusted to reflect the estimated cost to reclaim the then disturbed and unreclaimed areas. The assessment of the reclamation liability may be done more frequently if events or circumstances arise that may indicate a change in estimated costs, recoverable material or period of mining activity. As part of the year-end analysis, the Company engages an independent specialist to assist in reevaluating the estimates of both the quantities of recoverable material and the cost of reclamation. Most of the reclamation on any mining property is generally performed soon after each section of the deposit is mined. The Company’s reserve for reclamation activities was $1,135,000 at January 2, 2010 and $1,105,000 at January 3, 2009. The Company classifies a portion of the reserve as a current liability, $115,000 at January 2, 2010 and $260,000 at January 3, 2009, based upon a rolling four-year average of actual reclamation spending.

REVENUE RECOGNITION

The Company recognizes revenue as products are shipped to customers. Sales are recorded net of applicable provisions for discounts, volume incentives, returns and allowances. At the time of revenue recognition, the Company also provides an estimate of potential bad debt and warranty expense as well as an amount anticipated to be granted to customers under cooperative advertising programs based upon current program terms and historical experience. In addition, the revenues received for shipping and handling are included in sales while the costs associated with shipping and handling are reported as cost of sales.

The Company is responsible for warranty related to the manufacture of its HVAC products. The Company does not perform installation services except for installation of electronic access systems in the Door segment, nor are maintenance or service contracts offered. Changes in the aggregated product warranty liability for the fiscal years 2009 and 2008 were as follows (amounts in thousands):

	2009	2008
Beginning balance	$100	$100
Warranty related expenditures	(325)	(413)
Warranty expense accrued	397	413
Ending balance	$172	$100

INCOME TAXES

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

Income tax returns are subject to audit by the Internal Revenue Service (IRS) and state tax authorities. The amounts recorded for income taxes reflect our tax positions based on research and interpretations of complex laws and regulations. We accrue liabilities related to uncertain tax positions taken or expected to be taken in our tax returns.

CONCENTRATIONS

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

Substantially all of the Heating and Cooling Segment’s factory employees are covered by a collective bargaining agreement through the Carpenters Local 721 Union under a contract that expires on April 30, 2011.

IMPAIRMENT OF LONG-LIVED ASSETS

In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required. The Company has determined that there was no impairment of the long-lived assets as of January 2, 2010.

FISCAL YEAR END

The Company’s fiscal year end is the Saturday nearest December 31. Fiscal 2009 and 2008 each consisted of 52 weeks.

2. BUSINESS DISPOSITIONS

On July 17, 2009, the Company completed the sale of all of the outstanding capital stock of RMRM, a Colorado corporation to Campbells C-Ment Contracting, Inc., a Colorado corporation (Buyer). RMRM operated a ready mix concrete business in the Denver metropolitan area and had been included in the CACS reporting segment.

The Company received $1,864,000 in cash (net of cash of $41,000 that remained with RMRM) at closing and a Promissory Note of $480,000 representing the closing date net working capital of RMRM. The Promissory Note bears interest at 5% per annum. The initial principal payment is due September 30, 2010, with final principal payment due June 30, 2012. Principal payments will commence earlier if the Buyer achieves certain sales volume levels.

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

The sale of RMRM resulted in a capital loss for tax purposes of approximately $6,500,000 and a related deferred tax asset of approximately $2,450,000. This loss can be utilized to offset current and future capital gains with a Federal carry forward period limited to five years. The Company has limited capital gains and as a result a valuation allowance of approximately $1,700,000 has been established against the deferred tax asset related to the capital loss in excess of that which is expected to be utilized to offset the capital gain realized during 2009.

The revenue and pretax loss from RMRM is reported as discontinued operation for the fiscal years ended January 2, 2010 and January 3, 2009, respectively, and is summarized as follows (amounts in thousands):

	2009	2008
Revenue	$3,740	$12,166
Pretax Loss	(1,778)	(2,786)

3. INVENTORIES

Inventories consisted of the following (amounts in thousands):

	January 2, 2010	January 3, 2009
Finished goods	$6,898	$9,421
Work in process	763	1,477
Raw materials and supplies	8,634	12,528
	$16,295	$23,426

If inventories valued on the LIFO basis were valued at current costs, inventories would be higher by $4,591,000 and $6,407,000 at January 2, 2010 and January 3, 2009, respectively.

Reductions in inventory quantities during 2009 at two locations resulted in liquidation of LIFO inventory layers carried at costs lower than the costs of current purchases. The effect totaled approximately $316,000 for the year.

4. GOODWILL AND AMORTIZABLE INTANGIBLE ASSETS

As of January 2, 2010 the Company has recorded $7,229,000 of goodwill consisting of $6,229,000 related to the CACS segment and $1,000,000 related to the Door segment. The Company annually assesses goodwill for potential impairment at the end of each year. For the CACS segment, the Company engages the services of an investment banking firm to determine the fair value of the reporting unit. For the Door segment, the Company prepares a discounted cash flow analysis to estimate the fair value of the reporting unit. In addition, if events occur or circumstances change in the relevant reporting segments or in their industries the Company will then reassess the recorded goodwill to determine if impairment has occurred. No goodwill impairment was recognized for any of the periods presented. In 2009 the Company charged $600,000 of goodwill against earnings from discontinued operations, representing the allocable portion of goodwill related to RMRM which was sold in July 2009. The valuation of goodwill and other intangibles is considered a significant estimate. Continued or protracted economic conditions could negatively impact the value of the business which could trigger an impairment that would materially impact earnings.

Changes in recorded goodwill for the year ended January 2, 2010 (there were no changes to recorded goodwill during the year ended January 3, 2009) are as follows (amounts in thousands):

	CACS	Door	Total
Balance as of January 3, 2009	$6,829	$1,000	$7,829
Goodwill allocated to RMRM	(600)	—	(600)
Balance as of January 2, 2010	$6,229	$1,000	$7,229

Identifiable intangible assets consist of the following (amounts in thousands):

	January 2, 2010		January 3, 2009
	Gross		Gross
	carrying	Accumulated	carrying	Accumulated
	amount	amortization	amount	amortization
Amortized intangible assets:
Non-compete agreements	$290	$203	$1,640	$1,247
Restrictive land covenant	350	123	350	87
Customer relationships	370	205	370	154
	$1,010	$531	$2,360	$1,488

The above intangible assets include a non-compete agreement signed at the time the Company acquired the assets of ASCI (June 30, 2006). Amortization of the non-compete agreement is recorded on a straight line basis over the agreement’s period of ten years. During the year ended January 3, 2009 (fiscal year 2008) the Company recorded an asset impairment charge of $26,000 against the non-compete agreement related to the purchase of RMRM which was sold on July 17, 2009. Also included are a restrictive land covenant and the customer relationships related to the ASCI acquisition. Amortization of the restrictive land covenant is computed on the straight-line basis over the agreement’s period of ten years. Amortization of the customer relations value is computed on the sum-of-the-years digits method over its estimated life of ten years. Amortization expense of intangible assets was $113,000 for 2009 (including the final $25,000 of a non-compete agreement related to the purchase of CSSL by the Door division) and $176,000 for 2008. The estimated amortization expense for the five subsequent fiscal years is as follows: 2010 — $137,000; 2011 — $101,000; 2012 — $65,000; 2013 — $59,000 and 2014 - $52,000.

5. REVOLVING BANK LOAN AND LONG-TERM DEBT

Outstanding long-term debt consisted of the following (amounts in thousands):

	January 2, 2010	January 3, 2009
Secured term loan	$7,150	$10,771
Less current portion	(1,375)	(1,164)
Total long-term debt	$5,775	$9,607

On April 16, 2009 the Company entered into a  secured credit agreement (Credit Agreement) under which the bank lender initially provided a total credit facility of $30,000,000, consisting of a $20,000,000 revolving credit facility (reduced by letters of credit that may be issued by the lender on the Company’s behalf) and a $10,000,000 term loan facility. Borrowings under the Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles, certain real estate and the common stock of all of the Company’s subsidiaries. Borrowings under the revolving credit facility are limited to 80% of eligible accounts receivable and 50% of eligible inventories. Inventory borrowings are limited to a maximum of $7,500,000 ($6,750,000 after April 15, 2010). Borrowings under the Credit Agreement bear interest based on a performance based LIBOR or prime rate option. For purposes of computing the performance based rate, the base LIBOR rate will not be less than 2% and the base prime rate will not be less than 4%. At January 2, 2010 the Company’s effective interest rate under the LIBOR option was 5% and 4.75% under the prime rate option. The Company also paid certain underwriting and arrangement fees at the time of closing. The Credit Agreement requires the Company to maintain certain levels of tangible net worth, EBITDA (earnings before interest, income taxes, depreciation and amortization), debt service coverage and to maintain certain ratios of consolidated debt to cash flow (as defined). The Credit Agreement places a limit on the amount of annual capital expenditures. Additional borrowings, acquisition of stock of other companies, purchase of treasury shares and payment of cash dividends are either limited or require prior approval by the lender. Payment of accrued interest is due monthly or at the end of the applicable LIBOR period on both the revolving credit borrowings and the term debt borrowings. Principal payments under the term loan are due quarterly with a final payment of all remaining unpaid principal originally due April 16, 2012. On November 18, 2009 the Credit Agreement was amended reducing the revolving credit facility to $15,000,000. On April 15, 2010 a Second Amendment to the Credit Agreement accelerated the final payment of all remaining unpaid principal borrowings to August 1, 2011. The quarterly principal payment amounts were not changed from those set forth in the Credit Agreement. The Second Amendment also revised some of the financial covenants as discussed more fully in Note 5 to the financial statements.

Outstanding borrowings under the revolving credit facility as of January 2, 2010 were $5,850,000. The highest balance outstanding on the revolving credit facility during 2009 was $14,734,000. Average outstanding revolving credit during the year was $7,090,000. The weighted average interest rates on the outstanding revolving credit and term debt in 2009 and 2008 were 4.8% and 6.1%, respectively. The 4.8% rate for 2009 includes the effect of the interest rate swap discussed below. At all times since the inception of the Credit Agreement, the Company had sufficient qualifying assets such that the maximum revolving credit facility was immediately available and is expected to be available for the foreseeable future.

The lender required the Company to enter into an interest rate swap transaction to hedge the interest rate on $5,000,000 of term debt. On May 29, 2009 the Company entered into an interest rate swap transaction for a notional amount of $5,000,000 whereby the Company pays a fixed rate of 3.07% on $5,000,000 and receives a floating rate equivalent to the 30 day LIBOR rate but not less than 2.0%. Since the inception of this agreement the 30 day LIBOR rate has remained below 2.0%. Hence, the effect of the transaction has been, thus far, to increase the Company’s effective interest rate by 1.07%. The notional amount decreases as follows:

• September 30, 2011	$500,000
• December 31, 2011	$500,000
• March 31, 2012	$500,000

The interest rate swap transaction terminates on April 16, 2012.

In April 2009 the Company deposited cash of $4,840,000 with its casualty insurance carrier to serve as collateral for the self-insured obligations under the Company’s casualty insurance program. Previously these obligations were secured by a bank letter of credit. This deposit was funded with borrowings under the revolving credit line.

At the end of the period ended January 2, 2010 the Company was not in compliance with the minimum adjusted EBITDA and fixed charge coverage covenants of the Credit Agreement. As a result, effective January 1, 2010 the default rate provision of the Credit Agreement increases the interest rate on all outstanding revolving and long-term debt by 2%. Non-compliance with the financial covenants in the Credit Agreement constitutes an event of default under the agreement. Upon the occurrence of an event of default, the lenders may, among other things, terminate their lending commitments, in whole or in part, declare all or any part of the Company’s borrowings to be due and payable, and/or require the Company to collateralize with cash any or all letters of credit provided by the lender. A waiver of the event of default relating to compliance with the minimum adjusted EBITDA and fixed charge coverage covenants was granted and a second amendment to the Credit Agreement was entered into on April 15, 2010. The second amendment provides for the following:

•      The covenants regarding the fixed charge coverage and the maximum leverage ratio have been eliminated for the duration of the amended Credit Agreement.

•      The Company must maintain a minimum tangible net worth of $32,000,000. At January 2, 2010, the minimum tangible net worth, as defined, was $38,250,000.

•      Annual capital expenditures may not exceed $3,500,000.

•      The maximum revolving credit facility line will remain at $15,000,000 until October 1, 2010 when it will then be reduced to $13,500,000.

•      The maturity date of the credit facility is August 1, 2011.

•      The interest rate for the remaining term of the amended Credit Agreement will be 4.0% over LIBOR but with a LIBOR floor of 2.0% (the Company’s effective LIBOR borrowing rate will be 6.0%). The margin on the “base” or prime rate option will be the base plus 1.75% with a base rate floor of 4% (the Company’s effective borrowing rate will be 5.75%).

•      The interest rate swap transaction will remain in effect.

The Credit Agreement as amended on April 15, 2010 requires the Company to maintain certain financial covenants as disclosed in the table below (amounts in thousands except for ratios):

Financial Covenant	Date Required	Required Amount or Ratio
Minimum tangible net worth	At all times	$32,000
Minimum adjusted quarterly EBITDA	Quarter ended July 3, 2010	$2,100
	Quarter ended October 2, 2010	$2,000
	Quarter ended January 1, 2011	$500
	Quarter ended April 2, 2011	$(600)
	Quarter ended July 2, 2011	$2,100
Maximum capital expenditures	Trailing 12 months	< $3,500

Definitions under the Credit Agreement as amended are as follows:

•                  Tangible net worth is defined as net worth plus subordinated debt minus intangible assets (goodwill, intellectual property, prepaid expenses and deferred charges) minus all obligations owed to the Company or any of its subsidiaries by any affiliate or any or its subsidiaries and minus all loans owed by its officers, stockholders, subsidiaries or employees (Note: there are no loans owed by any of the referenced parties at January 2, 2010 or as of the date of this filing).

•                  The adjusted EBITDA is defined as net income plus interest, income taxes, depreciation, depletion and amortization plus other non-cash charges approved by the lender.

The Company has prepared a projection of cash sources and uses for the next 12 months. Under this projection, the Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement, will be sufficient to cover expected cash needs, including servicing debt and planned capital expenditures for the next twelve months. The Company also expects to be in compliance with all debt covenants, as amended, during this period.

Term loan payments and the amortization of deferred financing fees are scheduled as follows (amounts in thousands):

		Amortization
	Term Loan	of Deferred
	Payments	Financing Fees
2010	$1,375	$261
2011	5,775	210
	$7,150	$471

6. COMMITMENTS AND CONTINGENCIES

The Company is involved in litigation matters related to its business, principally product liability matters related to the gas-fired heating products in the Heating and Cooling segment. In the Company’s opinion, none of these proceedings, when concluded, will have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial condition as the Company has established adequate accruals for matters that are probable and estimable. The Company does not accrue estimated amounts for future legal costs related to the defense of these matters but rather expenses them as incurred.

7. SHAREHOLDERS’ EQUITY

Four hundred thousand shares of preferred stock ($.50 par value) are authorized and unissued.

8. EARNINGS PER SHARE

The Company does not have any common stock equivalents, warrants or other convertible securities outstanding therefore there are no differences between the calculation of basic and diluted EPS for the fiscal years 2009 or 2008.

9. RENTAL EXPENSE, LEASES AND COMMITMENTS

The Company leases certain of its facilities and equipment and is required to pay the related taxes, insurance and certain other expenses. Rental expense was $2,907,000 and $3,206,000 for 2009 and 2008, respectively.

Future minimum rental commitments under non-cancelable operating leases for 2010 and thereafter are as follows: 2010 — $1,653,000; 2011 — $1,580,000; 2012 — $1,443,000; 2013 — $1,205,000; 2014 — $915,000 and thereafter — $23,889,000. Included in these amounts is $521,000 per year and approximately $23,437,000 in the “thereafter” amount related to minimum royalty payments due on an aggregates property lease in conjunction with the Pueblo, Colorado operation. Also included in these amounts is $235,000 per year and approximately $412,000 in the “thereafter” amount related to a ground lease upon which the Company owns a building leased to a third party for approximately $344,000 per year. The ground lease runs through October 1, 2016 and contains a renewal clause. The building lease runs through January 31, 2013.

10. RETIREMENT PLANS

As discussed in Note 1, the Company maintains defined contribution retirement benefit plans for eligible employees. Total plan expenses charged to continuing operations were $1,017,000 and $707,000 in 2009 and 2008, respectively.

11. CURRENT ECONOMIC CONDITIONS

The current protracted economic decline continues to present manufacturers with difficult circumstances and challenges, which in some cases have resulted in large and unanticipated declines in the fair value of assets, declines in the volume of business, constraints on liquidity and difficulty obtaining financing.  The financial statements have been prepared using values and information currently available to the Company.

Current economic and financial market conditions could adversely affect our results of operations in future periods.  The current instability in the financial markets may make it difficult for certain of our customers to obtain financing, which may significantly impact the volume of future sales which could have an adverse impact on the Company’s future operating results.

In addition, given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in allowances for accounts and notes receivable, net realizable value of inventory, realization of deferred tax assets and valuation of intangibles and goodwill that could negatively impact the Company’s ability to meet debt covenants or maintain sufficient liquidity.

12. INCOME TAXES

The provision (benefit) for income taxes for continuing operations is summarized as follows (amounts in thousands):

		2009	2008
Federal:	Current	$(26)	$(11)
	Deferred	(693)	515
State:	Current	38	60
	Deferred	(81)	174
		$(762)	$738

Note that the percentage effect of an item on the statutory tax rate in a given year will fluctuate based upon the magnitude of the pre-tax profit or loss in that year. The difference between the tax rate for continuing operations on income or loss for financial statement purposes and the federal statutory tax rate was as follows:

	2009	2008
Statutory tax rate	(34.0)%	34.0%
Percentage depletion	(2.5)	(7.8)
Non-deductible expenses	2.1	1.3
FIN 48 change in reserves	(9.4)	(1.0)
Valuation allowance for tax assets	4.1	1.8
State income taxes, net of federal benefit	(10.0)	1.6
Other	1.0	(.3)
	(48.7)%	29.6%

For financial statement purposes, deferred tax assets and liabilities are recorded at a blend of the current statutory federal and states’ tax rates — 37.96%. The principal temporary differences and their related deferred taxes are as follows (amounts in thousands):

	2009	2008
Reserves for self-insured losses	$919	$854
Accrued reclamation	431	419
Deferred compensation	336	194
Asset valuation reserves	363	563
Future state tax credits	760	760
Net state operating loss carryforwards	214	88
Federal AMT carryforward	102	151
Federal NOL carryforward	226	—
Approximate long-term capital loss carryforward	1,721	—
Other	1,075	671
Valuation allowance	(1,950)	(220)
Total deferred tax assets	4,197	3,480

Depreciation	2,547	3,008
Deferred development	717	475
Prepaid royalty	464	406
Other	596	664
Total deferred tax liabilities	4,324	4,553
Net deferred tax liability	$(127)	$(1,073)

At both January 2, 2010 and January 3, 2009, the Company established a valuation reserve of $229,000 related to the carryforward of charitable contributions deductions arising in the current and prior years due to the uncertainty that the Company will be able to utilize these deductions prior to the expiration of their carry forward periods. At January 2, 2010, the Company also established a valuation reserve of $1,721,000 related to the carry forward of the long-term capital loss related to the sale of the stock of RMRM due to the uncertainty that the Company will be able to generate offsetable long-term capital gains prior to the expiration of the carry forward period. For Federal purposes, Net Operating Losses can be carried forward for a period of 20 years while Alternative Minimum Tax credits can be carried forward indefinitely. For State purposes, Net Operating Losses can be carried forward for periods ranging from 5 to 20 years for the states that the Company is required to file in. The $760,000 of state tax credits all relate to California Enterprise Zone hiring credits earned in prior years. These credits may be carried forward indefinitely.

The net current deferred tax assets are $3,116,000 and $2,341,000 at year-end 2009 and 2008, respectively.

The Company accounts for uncertainty in income taxes recognized in its financial statements by applying the Codification’s recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The financial statement effects of a tax position are initially recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon effective settlement with a taxing authority.

The gross amount of unrecognized tax benefits at January 2, 2010 was $47,000 compared to $431,000 at January 3, 2009. Of these totals, the amounts that would affect the effective tax rates were $0 and $81,000, respectively.

We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. Accrued interest of $33,000 and penalties of $0 were included in our total liability for unrecognized tax benefits as of January 2, 2010 compared to interest of $110,000 and penalties of $16,000 as of January 3, 2009.

We file income tax returns in the United States Federal and various state jurisdictions. The Internal Revenue Service has completed examinations for periods through 2007. Federal tax years 2008 and 2009 remain subject to examination. Various state income tax returns also remain subject to examination. There are no tax positions expected to be resolved within 12 months of this reporting date.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in thousands):

	2009	2008
Balance at Beginning of Year	$431	$328
Additions for tax positions related to the current year	47	122
Reductions for statute of limitations	—	(8)
Reductions for tax positions of prior years	(431)	(11)
Settlements	—	—
Balance at End of Year	$47	$431

13. UNAUDITED QUARTERLY FINANCIAL DATA

The following table and footnotes provide summarized unaudited fiscal quarterly financial data for 2009 and 2008 (amounts in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter (c)	Quarter	Quarter	Quarter
2009
Sales	$30,910	$28,682	$25,834	$28,035
Depreciation, depletion and amortization	1,119	1,227	1,064	1,062
Net (loss) income
Continuing operations	(79)	1,178 (a)	(700)	(1,201)
Discontinued operations	(411)	(38)	(282)	91
Net (loss) income	(490)	1,140	(982)	(1,110)
Basic and Diluted (loss) income per share
Continuing operations	(.05)	.74	(.44)	(.75)
Discontinued operations	(.26)	(.03)	(.17)	.06
	(.31)	.71	(.61)	(.69)

	First	Second	Third	Fourth
	Quarter (c)	Quarter (c)	Quarter (c)	Quarter (c)
2008
Sales	$31,938	$37,729	$38,362	$37,685
Depreciation, depletion and amortization	1,142	1,125	1,079	1,022
Net (loss) profit:
Continuing operations	(749)	99	673	1,734	(b)
Discontinued operations	(382)	(366)	(323)	(726	)(b)
Net (loss) income	(1,131)	(267)	350	1,008
Basic and Diluted (loss) income per share
Continuing operations	(.47)	.06	.42	1.08
Discontinued operations	(.24)	(.23)	(.20)	(.45)
	(.71)	(.17)	.22	.63

(a)

Second quarter 2009 results include a pre-tax gain of $2,026 on the sale of land in Colorado Springs. On July 2, 2009 (July 3, 2009 was the last day of the Company’s fiscal second quarter), the Company and the buyer of the property reached an agreement on the final purchase price for the property. The Company received the cash during the third quarter of 2009.

(b)

Fourth quarter 2008 results include a pre-tax gain on the sale of land of $1,947 recorded in continuing operations and a pre-tax impairment charge for long-lived assets of $784 recorded in discontinued operations.

(c)	The indicated quarter has been restated from its original presentation to reflect the discontinued operation.

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

14. INDUSTRY SEGMENT INFORMATION

The Company operates primarily in two industry groups, HVAC and Construction Products. The Company has identified two reportable segments in each of the two industry groups: the Heating and Cooling segment and the Evaporative Cooling segment in the HVAC industry group and the Concrete, Aggregates and Construction Supplies segment (CACS) and the Door segment in the Construction Products industry group. The Heating and Cooling segment produces and sells gas-fired wall furnaces, console heaters and fan coils from the Company’s wholly-owned subsidiary, Williams Furnace Co. of Colton, California. The Evaporative Cooling segment produces and sells evaporative coolers from the Company’s wholly-owned subsidiary, Phoenix Manufacturing, Inc. of Phoenix, Arizona. Sales of these two segments are nationwide, but are concentrated in the southwestern United States. Concrete, aggregates and construction supplies are offered from numerous locations along the Southern Front Range of Colorado operated by the Company’s wholly-owned subsidiaries Castle Concrete Company and Transit Mix Concrete Co., of Colorado Springs and Transit Mix of Pueblo, Inc. of Pueblo. Rocky Mountain Ready Mix Concrete, Inc. of Denver, formerly included in the CACS segment was sold on July 17, 2009 and is not included in the segment information presented in the table below but rather has been reported as a discontinued operation. Doors are fabricated and sold along with the related hardware from Colorado Springs and Pueblo through the Company’s wholly-owned subsidiary, McKinney Door and Hardware, Inc. of Pueblo, Colorado. Sales of these two segments are highly concentrated in the Southern Front Range area in Colorado although door sales are also made throughout the United States.

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

The following table presents information about reported segments for the fiscal years 2009 and 2008 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

	Construction Products Industry			HVAC Industry
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC	Unallocated Corporate (a)	Other (b)	Total
2009
Revenues from external customers	$40,421	$14,616	$55,037	$32,784	$25,281	$58,065	$14	$345	$113,461
Depreciation, depletion and amortization	3,402	173	3,575	373	450	823	74	—	4,472
Operating (loss) income	(2,759)	1,090	(1,669)	(503)	2,397	1,894	(946)	109	(612)
Segment assets	36,007	6,509	42,516	17,101	13,141	30,242	9,291	63	82,112
Capital expenditures	1,665	175	1,840	167	109	276	32	—	2,148

	Construction Products Industry			HVAC Industry
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC	Unallocated Corporate (a)	Other (b)	Total
2008
Revenues from external customers	$64,829	$15,373	$80,202	$42,166	$22,985	$65,151	$17	$344	$145,714
Depreciation, depletion and amortization	3,228	134	3,362	389	539	928	78	—	4,368
Operating income (loss)	2,142	1,455	3,597	85	458	543	(643)	109	3,606
Segment assets	46,410	6,276	56,686	23,521	14,241	37,762	3,195	23	93,666
Capital expenditures (c)	1,708	112	1,820	60	140	200	6	—	2,026

(a)   Includes unallocated corporate office expenses and assets which consist primarily of cash and cash equivalents, prepaid expenses, property, plant and equipment and in 2009, a $4,840 cash deposit with the Company’s insurer to secure the self-insured portion of claims under the Company’s casualty insurance program.

(b)   Includes a real estate operation.

(c)   The 2008 capital expenditures for the Concrete, Aggregates & Construction Supplies segment include $165 of additions purchased on account.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last annual report except as discussed above regarding RMRM.

All long-lived assets are in the United States. No customer accounted for 10% or more of total sales of the Company in fiscal 2009 or 2008.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Continental Materials Corporation

Chicago, Illinois

We have audited the accompanying consolidated balance sheet of Continental Materials Corporation as of January 2, 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended.  Our audit also included the Year 2009 information on the financial statement schedule listed in the Index at Part IV, Item 15(a)2.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Continental Materials Corporation as of January 2, 2010, and the results of its operations and its cash flows for the year than ended, in conformity with accounting principles generally accepted in the United States of America.

We also audited the adjustments related to the discontinued operation more fully described in Note 2 that were applied to restate the 2008 financial statements.  In our opinion, such adjustments are appropriate and have been properly applied.

/s/ BKD, LLP

Indianapolis, Indiana

April 19, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Continental Materials Corporation:

We have audited, before the effects of the retrospective adjustments for the discontinued operations discussed in Note 2 to the consolidated financial statements, the consolidated balance sheet of Continental Materials Corporation and subsidiaries (the “Company”) as of January 3, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended January 3, 2009 (the January 3, 2009 consolidated statement of operations before the effects of the retrospective adjustments discussed in Note 2 to the consolidated financial statements are not presented herein). Our audit also included the financial statement schedule for the year ended January 3, 2009 listed in the Index at Part IV, Item 15(a) 2.  These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements as of and for the year ended January 3, 2009, before the effects of the retrospective adjustments for the discontinued operations discussed in Note 2 to the consolidated financial statements, present fairly, in all material respects, the financial position of Continental Materials Corporation and subsidiaries as of January 3, 2009, and the results of their operations and their cash flows for the year ended January 3, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments for discontinued operations discussed in Note 2 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

/s/ Deloitte & Touche LLP

Chicago, Illinois

April 19, 2010

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 18, 2009, the Board of Directors of Continental Materials Corporation, on the recommendation of the Audit Committee, dismissed Deloitte & Touche LLP as its independent registered public accounting firm and appointed BKD LLP as the Company’s independent registered public accounting firm to audit its consolidated statements for the year ending January 2, 2010. With regard to Deloitte & Touche LLP, during the two most recent fiscal years and through September 18, 2009, there have been no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A(T).         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended( Exchange Act) as of January 2, 2010. The Chief Executive Officer and Chief Financial Officer, based on that evaluation, concluded that our disclosure controls and procedures are still not effective in that the Company has not yet completed the remediation process needed to establish adequate controls over inventory accounting in its Heating and Cooling Segment. The material weakness relates to the appropriate accounting for inventory and related cost of sales of this segment. This weakness was first discovered in October 2008 and is discussed in more detail in Item 9A of the Company’s 2008 Annual Report on Form 10-K. The lack of adequate controls over inventory accounting is considered a material weakness in internal controls over financial reporting as defined under standards established by the Public Company Accounting Oversight Board (United States).

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 2, 2010.  Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issue by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of its internal control over financial reporting.  Based on this assessment, management has concluded that its internal control over financial reporting is not operating effectively as of January 2, 2010 because of the material weakness discussed below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management’s assessment as of January 2, 2010 concluded that the material weakness in our internal control over financial reporting related to its inventory accounting in its Heating and Cooling Segment identified during October 2008 has not yet been adequately remediated.

The Company implemented an Enterprise Resource Planning (ERP) system for the Heating and Cooling Segment at the end of the third quarter of 2007. The Company performed a physical inventory for this segment at the end of October 2008 which resulted in an adjustment to decrease the inventory balance and a corresponding charge to cost of sales as of the end of the third quarter of 2008. These adjustments to the Company’s financial statements were reflected in the Company’s fiscal third quarter interim financial statements on Form 10-Q. The deficiencies in internal controls that lead to the material weakness primarily related to inaccurate bills of materials associated with the production of the Heating and Cooling Segment’s products and insufficient cycle counting during the interim periods. This deficiency was considered to be a material weakness in the design of our internal control over financial reporting that existed as of the end of the third quarter of 2008. The information specified by Item 304 of Regulation S-K was provided to the Securities and Exchange Commission under Item 4 of Form 10-Q filed by the Company on November 23, 2009 for the quarterly period ended October 3, 2009.

During the fourth quarter of 2008, the Company began a process to address this material weakness in internal controls. As part of this process, the Company identified the causes which resulted in the inventory accounting errors and developed an action plan to address each of these causes. The action plan includes ensuring the accuracy of the bills of materials, reviewing inventory variances, accounting for scrap in the manufacturing process and implementing cycle count procedures. The Company performed a physical inventory for this segment during the first week of November 2009 which again resulted in a downward adjustment to inventory and a corresponding charge to cost of sales. Offsetting adjustments to reduce compensation accruals directly related to the decreased operating results largely negated the overall effect of the inventory adjustment such that the effect on the quarter was immaterial. The Company analyzed the effect of the prior two quarters and since the compensation accruals had been accrued over the prior nine months, the Company concluded that the book to physical adjustment recorded in the third quarter of 2009 did not have a material impact, either quantitatively or qualitatively, on the previously reported results of the first or second quarters of 2009.

As of January 2, 2010, the Company was not an “accelerated filer” as defined in Rule 12b-2 under the Exchange Act. Accordingly, pursuant to SEC rules and regulations, the Company is not required to include, and this Annual Report does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting in this Annual Report on Form 10-K. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the  Company to provide only Management’s report in this Annual Report on Form 10-K. We are required to annually reassess our status as a “smaller reporting company” as of the end of our fiscal year to determine whether we will be required to provide Management’s Annual Report on Internal Control Over Financial Reporting and the associated report of our independent registered public accounting firm in our Annual Report on Form 10-K.

b.         Changes in Internal Control Over Financial Reporting

The Company continually reassesses our internal control over financial reporting and makes changes as deemed prudent. As noted above, the Company began a process to improve the internal control over financial reporting related to inventory accounting during the fourth quarter of 2008 to address this material weakness. The process of reviewing the bills of material for all of our products is a time-intensive endeavor which was temporarily delayed by the death of the project leader and the subsequent replacement of both him and other members of the team. For these reasons, the Company has not yet completed the task. Management therefore performed additional analysis and other post-closing procedures to ensure that the Heating and Cooling Segment’s inventory was accounted for properly in the Company’s consolidated year-end financial statements. The Company intends to complete its review of the bills of material as well as other operational and cost accounting procedures. The cycle counts have begun on raw materials and finished goods; however better procedures need to be implemented to assure that these counts are accurate. Management believes that at the completion of this project, the controls will appropriately address the material weakness related to the accounting for inventory in the Heating and Cooling segment.

During the quarter ended January 2, 2010, there were no other material weaknesses identified in our review of internal control over financial reporting and no other significant changes in the Company’s internal control over financial reporting occurred during the quarter that would materially affect, or be reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.              OTHER INFORMATION

Registrant does not have any information, not already reported, that is required to be reported on Form 8-K during the fourth quarter of the year covered by this Form 10-K.

PART III

Items 10 through 14 of Part III have been omitted from this 10-K Report because the registrant expects to file, not later than 120 days following the close of its fiscal year ended January 2, 2010, its definitive 2010 proxy statement. The information required by Items 10 through 14 of Part III will be included in that proxy statement and such information is hereby incorporated by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1	The following financial statements are included in Item 8 of Part II:
Consolidated statements of operations for fiscal years 2009 and 2008
Consolidated statements of cash flows for fiscal years ended 2009 and 2008
Consolidated balance sheets as of January 2, 2010 and January 3, 2009
Consolidated statements of shareholders’ equity for fiscal years ended 2009 and 2008

(a) 2	The following is a list of financial statement schedules filed as part of this Report:

Schedule II Valuation and Qualifying Accounts & Reserves For the Fiscal Years 2009 and 2008

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

Exhibit 10

Credit Agreement dated April 16, 2009 among Continental Materials Corporation, as the Company, The Various Financial Institutions Party Hereto, as Lenders, and The PrivateBank and Trust Company, as Administrative Agent and Arranger filed as Exhibit 10f to Form 10-K for the year ended January 3, 2009, incorporated herein by reference; First Amendment thereto dated as of November 18, 2009 (filed herewith as Exhibit 10.1); and Second Amendment thereto dated April 15, 2010 (filed herewith as Exhibit 10.2).

Exhibit 10a	Fee Sand and Gravel Lease Between Valco, Inc. And Continental Materials Corporation filed as Exhibit 2C to Form 8-K filed November 4, 1996, incorporated herein by reference.

Exhibit 10b	Form of Supplemental Deferred Compensation Agreement filed as Exhibit 10 to Form 10-Q for the quarter ended July 1, 1983, incorporated herein by reference.*

Exhibit 10c	Continental Materials Corporation Employees Profit Sharing Retirement Plan, 2009 Amendment and Restatement (filed herewith).*

Exhibit 10d	Williams Furnace Co. Employees Profit Sharing Retirement Plan, 2009 Amendment and Restatement (filed herewith).*

Exhibit 14	Continental Materials Corporation Code of Business Conduct and Ethics filed as Exhibit 14 to Form 10-K/A (Amendment No. 1) for the year ended January 3, 2004, incorporated herein by reference.

Exhibit 21	Subsidiaries of Registrant (filed herewith).

Exhibit 23	Consents of Independent Registered Public Accounting Firms (filed herewith).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) and Rule 13a-14(d)/15d-14(d) Certification of Chief Executive Officer (filed herewith).

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) and Rule 13a-14(d)/15d-14(d) Certification of Chief Financial Officer (filed herewith).

Exhibit 32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith).

* - Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION
Registrant

By:	/S/Joseph J. Sum
Joseph J. Sum, Vice President and Chief Financial Officer

Date:  April 19, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY(IES)	DATE

/S/ James G. Gidwitz	Chief Executive Officer and a Director
James G. Gidwitz	(Principal Executive Officer)	April 19, 2010

/S/ Joseph J. Sum	Vice President, Chief Financial Officer
Joseph J. Sum	(Principal Financial Officer)	April 19, 2010

/S/ Mark S. Nichter	Secretary and Controller
Mark S. Nichter	(Principal Accounting Officer)	April 19, 2010

/S/ William D. Andrews
William D. Andrews	Director	April 19, 2010

/S/ Thomas H. Carmody
Thomas H. Carmody	Director	April 19, 2010

/S/ Betsy R. Gidwitz
Betsy R. Gidwitz	Director	April 19, 2010

/S/ Ralph W. Gidwitz
Ralph W. Gidwitz	Director	April 19, 2010

/S/ Ronald J. Gidwitz
Ronald J. Gidwitz	Director	April 19, 2010

/S/ Theodore R. Tetzlaff
Theodore R. Tetzlaff	Director	April 19, 2010

/S/ Peter E. Thieriot
Peter E. Thieriot	Director	April 19, 2010

/S/ Darrell M. Trent
Darrell M. Trent	Director	April 19, 2010

CONTINENTAL MATERIALS CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (c) (e)

for the fiscal years 2009 and 2008

COLUMN A	COLUMN B	COLUMN C(1)	COLUMN D		COLUMN E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions - Describe		Balance at End of Period

Year 2009
Allowance for doubtful accounts (c)	$445,000	$288,000	$157,000	(a)	$576,000
Inventory valuation reserve (c)	$255,000	$205,000	$76,000	(b)	$384,000
Reserve for self-insured losses	$3,283,000	$2,930,000	$3,240,000	(d)	$2,973,000

Year 2008
Allowance for doubtful accounts (c)	$530,000	$142,000	$227,000	(a)	$445,000
Inventory valuation reserve (c)	$123,000	$268,000	$136,000	(b)	$255,000
Reserve for self-insured losses	$4,277,000	$3,936,000	$4,930,000	(d)	$3,283,000

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