Form 10-K/A
period 2010-01-02
CONTINENTAL MATERIALS CORP
filed 2010-04-28
CIK 24104

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

EXPLANATORY NOTE:

This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended January 2, 2010, which was filed with the Securities and Exchange Commission (the “SEC”) on April 19, 2010 (the “Original Filing”), is being filed to correct a typographical error in the Report of Independent Registered Public Accounting Firm issued by Deloitte & Touche LLP (“D&T) with respect to their audit of the consolidated balance sheet of Continental Materials Corporation and subsidiaries (the “Company”) as of January 3, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended January 3, 2009 (the January 3, 2009 consolidated statement of operations before the effects of the retrospective adjustments discussed in Note 2 to the consolidated financial statements are not presented herein) contained in Part II, Item 8 of the Original Filing. The typographical error related to the date of their opinion which was erroneously reported as April 19, 2010 when the correct date should have been April 17, 2009.  The correct date of the opinion will be properly disclosed in the Annual Report that is being printed and will be mailed to our stockholders in connection with the 2010 Annual Meeting of Stockholders. The correct date, however, was not reported in the Original Filing submitted under the EDGAR reporting system with the SEC on April 19, 2010.

As a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-K/A. Accordingly, the “Exhibit Index” attached to this Form 10-K/A is being updated to reflect the new certifications described above.

No attempt has been made in this Form 10-K/A to modify or update the disclosures or financial statements in the Original Filing except as described above. For convenience and ease of reference, this amendment sets forth “Item 8 — Financial Statements and Supplementary Data” from the 2009 Form 10-K in its entirety with the applicable change noted above. Additionally, the conditions and disclosures filed in the Original Filing have not been updated to reflect events, results or developments that occurred after the Original Filing, or to modify or update those disclosures or financial statements affected by subsequent events, if any. Among other things, forward-looking statements made in the Original Filing, have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing.

Page

Special Note Regarding Forward Looking Statements	*

PART I.

Item 1. Business	*
Item 1A. Risk Factors	*
Item 1B. Unresolved Staff Comments	*
Item 2. Properties	*
Item 3. Legal Proceedings	*
Item 4. Removed and Reserved	*

PART II.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	*
Item 6. Selected Financial Data	*
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	*
Item 7A. Quantitative and Qualitative Disclosures about Market Risk	*
Item 8. Financial Statements and Supplementary Data	2
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures	*
Item 9A(T). Controls and Procedures	*
Item 9B Other Information	*

Part III.

Items 10 through 14 have been omitted from this 10-K Report because the registrant expects to file, not later than 120 days following the close of its fiscal year ended January 2, 2010, its definitive 2010 proxy statement. The information required by Items 10 through 14 of Part III will be included in that proxy statement and such information is hereby incorporated by reference.

*

Part IV.

Item 15. Exhibits, Financial Statement Schedules	*

PART I

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PAGE

Financial Statements and Financial Statement Schedule of Continental Materials Corporation and Reports of Independent Registered Public Accounting Firms thereon:

Consolidated statements of operations for fiscal years 2009 and 2008	3

Consolidated statements of cash flows for fiscal years 2009 and 2008	4

Consolidated balance sheets as of January 2, 2010 and January 3, 2009	5

Consolidated statements of shareholders’ equity for fiscal years 2009 and 2008	6

Notes to consolidated financial statements	7-18

Reports of Independent Registered Public Accounting Firms	19-20

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

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. In many instances in the Concrete, Aggregates and Construction Supplies segment and in the Heating and Cooling segment (as it relates to the fan coil product line), the Company retains lien rights on the properties served until the receivable is collected. The Company maintains allowances for potential credit losses based upon the aging of accounts receivable and historical experience and such losses have been within management’s expectations. See Note 14 for a description of the Company’s customer base.

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

April 17, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION
Registrant

By:	/S/Joseph J. Sum
Joseph J. Sum, Vice President and Chief Financial Officer

Date:  April 28, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY(IES)	DATE

/S/ James G. Gidwitz	Chief Executive Officer and a Director
James G. Gidwitz	(Principal Executive Officer)	April 28, 2010

/S/ Joseph J. Sum	Vice President, Chief Financial Officer
Joseph J. Sum	(Principal Financial Officer)	April 28, 2010

/S/ Mark S. Nichter	Secretary and Controller
Mark S. Nichter	(Principal Accounting Officer)	April 28, 2010

/S/ William D. Andrews
William D. Andrews	Director	April 28, 2010

/S/ Thomas H. Carmody
Thomas H. Carmody	Director	April 28, 2010

/S/ Betsy R. Gidwitz
Betsy R. Gidwitz	Director	April 28, 2010

/S/ Ralph W. Gidwitz
Ralph W. Gidwitz	Director	April 28, 2010

/S/ Ronald J. Gidwitz
Ronald J. Gidwitz	Director	April 28, 2010

/S/ Theodore R. Tetzlaff
Theodore R. Tetzlaff	Director	April 28, 2010

/S/ Peter E. Thieriot
Peter E. Thieriot	Director	April 28, 2010

/S/ Darrell M. Trent
Darrell M. Trent	Director	April 28, 2010