Form 10-Q
period 2010-04-03
CONTINENTAL MATERIALS CORP
filed 2010-05-18
CIK 24104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.25 par value, shares outstanding at May 7, 2010	1,598,674

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

APRIL 3, 2010 AND JANUARY 2, 2010

(Unaudited)

(000’s omitted except share data)

	APRIL 3,	JANUARY 2,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$910	$681
Receivables, net	17,631	17,001
Receivable for insured losses	858	684
Inventories:
Finished goods	7,669	6,898
Work in process	839	763
Raw materials and supplies	7,959	8,634
Refundable income taxes	1,012	1,012
Deferred income taxes	4,020	3,116
Prepaid expenses	1,616	1,582
Total current assets	42,514	40,371

Property, plant and equipment, net	26,022	27,092

Goodwill	7,229	7,229
Amortizable intangible assets, net	445	479
Cash deposit for self-insured claims	4,840	4,840
Other assets	2,270	2,101

	$83,320	$82,112
LIABILITIES
Current liabilities:
Current portion of long-term debt	$1,500	$1,375
Accounts payable and accrued expenses	13,205	12,131
Liability for unpaid claims covered by insurance	858	684
Total current liabilities	15,563	14,190

Revolving bank loan payable	7,300	5,850
Long-term debt	5,400	5,775
Deferred income taxes	3,320	3,243
Other long-term liabilities	2,009	1,868
SHAREHOLDERS’ EQUITY
Common shares, $0.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,830	1,830
Retained earnings	63,870	65,328
Treasury shares, 975,590, at cost	(16,615)	(16,615)
	49,728	51,186

	$83,320	$82,112

See notes to condensed consolidated financial statements.

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE THREE MONTHS ENDED APRIL 3, 2010 AND APRIL 4, 2009

(Unaudited)

(000’s omitted except per-share amounts)

	APRIL 3, 2010	APRIL 4, 2009

Net sales	$23,973	$32,279

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	19,749	25,748
Depreciation, depletion and amortization	1,104	1,119
Selling and administrative	5,230	5,440

Gain on disposition of property and equipment	70	57
	26,013	32,250

Operating (loss) income	(2,040)	29

Interest expense, net	(280)	(153)
Other income, net	11	12

Loss from continuing operations before income taxes	(2,309)	(112)

Benefit from income taxes	868	33

Net loss from continuing operations	(1,441)	(79)

Loss from discontinued operation net of income tax benefit of $10 and $132	(17)	(411)

Net loss	(1,458)	(490)

Retained earnings, beginning of period	65,328	66,770

Retained earnings, end of period	$63,870	$66,280

Net (loss) per basic and diluted share:
Continuing operations	$(.90)	$(.05)
Discontinued operation	(.01)	(.26)
Basic and diluted loss per share	$(.91)	$(.31)

Average shares outstanding	1,599	1,599

See notes to condensed consolidated financial statements.

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 3, 2010 AND APRIL 4, 2009

(Unaudited)

(000’s omitted)

	APRIL 3, 2010	APRIL 4, 2009

Net cash used in operating activities	$(1,023)	$(889)

Investing activities:
Capital expenditures	(41)	(879)
Proceeds from sale of property and equipment	93	57
Net cash provided by (used in) investing activities	52	(822)

Financing activities:
Borrowings under revolving credit facility	1,450	2,300
Repayment of long term debt	(250)	(414)
Net cash provided by financing activities	1,200	1,886

Net increase in cash and cash equivalents	229	175
Cash and cash equivalents:
Beginning of period	681	1,097

End of period	$910	$1,272

Supplemental disclosures of cash flow items:
Cash paid (received) during the three months for:
Interest, net	$219	$177
Income taxes paid (refunded)	2	(414)

Supplemental disclosures of noncash investing activities:
Capital expenditures purchased on account	$—	$60

See notes to condensed consolidated financial statements.

CONTINENTAL MATERIALS CORPORATION

SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

NOTES TO THE QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED APRIL 3, 2010

(Unaudited)

1.               Basis of Presentation:

The unaudited interim condensed consolidated financial statements included herein are prepared pursuant to the Securities and Exchange Commission rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual consolidated financial statements have been omitted. The condensed consolidated balance sheet of the Company as of January 2, 2010 has been derived from the audited consolidated balance sheet of the Company as of that date. The interim condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K. In the opinion of management, the condensed consolidated financial statements include all adjustments (none of which were other than normal recurring adjustments) necessary for a fair statement of the results for the interim periods. On July 17, 2009, the Company completed the sale of all of the outstanding capital stock of Rocky Mountain Ready Mix (RMRM), a Colorado corporation to Campbells C-Ment Contracting, Inc., a Colorado corporation. RMRM operated a ready mix concrete business in the Denver metropolitan area and had been included in the Construction, Aggregates and Construction Supplies (CACS) reporting segment. The operations of RMRM have been classified as discontinued operations for the period ended April 4, 2009.  Certain prior year’s amounts have been reclassified to conform to the current presentation.

2.               Income taxes are accounted for under the asset and liability method that requires deferred income taxes to reflect the future tax consequences attributable to differences between the tax and financial reporting bases of assets and liabilities. Deferred tax assets and liabilities recognized are based on the tax rates in effect in the year in which differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, based on available positive and negative evidence, it is “more likely than not” (greater than a 50% likelihood) that some or all of the net deferred tax assets will not be realized.

Our income tax returns are subject to audit by the Internal Revenue Service (IRS) and state tax authorities. The amounts recorded for income taxes reflect our tax positions based on research and interpretations of complex laws and regulations. We accrue liabilities related to uncertain tax positions taken or expected to be taken in our tax returns. The Company has established a valuation reserve related to the carry forward of all charitable contributions deductions arising from prior years and the portion of contributions in 2010 that the Company believes it will be unable to utilize prior to the expiration of their carry forward periods. At January 2, 2010, the Company also established a valuation reserve of $1,721,000 related to the carry forward of the long-term capital loss related to the sale of the stock of RMRM due to the uncertainty that the Company will be able to generate offsetable long-term capital gains prior to the expiration of the carry forward period. For Federal purposes, net operating losses can be carried forward for a period of 20 years while alternative minimum tax credits can be carried forward indefinitely. For State purposes, net operating losses can be carried forward for periods ranging from 5 to 20 years for the states that the Company is required to file in.

The Internal Revenue Service has completed examinations for periods through 2007. Various state income tax returns also remain subject to examination.

3.               In April 2009, the FASB extended the new accounting standards requiring disclosures about fair value of financial instruments to interim as well as annual financial statements. The new interim disclosure requirement became effective for the Company on April 1, 2009, resulting in the disclosure of the fair value attributable to the Company’s debt instruments within this interim report. The Company has concluded that the carrying amount of the debt at April 3, 2010 approximates its fair value, thus the Company’s adoption of this statement had no impact on its consolidated financial position, results of operations or cash flows.

4.               Operating results for the first three months of 2010 are not necessarily indicative of performance for the entire year due to the seasonality of most of our products. Historically, sales of the Evaporative Cooling segment are higher in the first and second quarters, sales of the CACS segment are higher in the second and third quarters and sales of the Heating and Cooling segment are higher in the third and fourth quarters. The sales of the Door segment are more evenly spread throughout the year. The economic recession that began in the latter part of 2008 has had a significant detrimental effect on the construction industry in general and on our construction related businesses in particular in 2009 and 2010 and is expected to continue to do so for the remainder of 2010.

5.               There is no difference in the calculation of basic and diluted earnings per share (EPS) for the three months ended April 3, 2010 and April 4, 2009 as the Company does not have any dilutive instruments.

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

The following table presents information about reported segments for the three months ended April 3, 2010 and April 4, 2009 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

	Construction Products			HVAC Products
	Concrete,
Quarter ended April 3, 2010	Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Other	Total

Revenues from external customers	$6,728	$3,628	$10,356	$9,152	$4,376	$13,528	$3	$86	$23,973
Depreciation, depletion and amortization	841	34	875	98	115	213	16	—	1,104
Operating income (loss)	(1,614)	344	(1,270)	(302)	150	(152)	(645)	27	(2,040)
Segment assets	38,658	6,016	44,674	15,367	14,948	30,315	8,268	63	83,320
Capital expenditures	5	—	5	31	5	36	—	—	41

	Construction Products			HVAC Products
	Concrete,
Quarter ended April 4, 2009	Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Other	Total

Revenues from external customers	$10,257	$4,723	$14,980	$9,898	$7,309	$17,207	$6	$86	$32,279
Depreciation, depletion and amortization	838	42	880	95	125	220	19	—	1,119
Operating income (loss)	(1,312)	610	(702)	437	1,035	1,472	(768)	27	29
Segment assets (a)	36,007	6,509	42,516	17,101	13,141	30,242	9,291	63	82,112
Capital expenditures (b)	688	—	688	—	57	57	29	—	774

(a)          Segment assets are as of January 2, 2010.

(b)         Capital expenditures are presented on the accrual basis of accounting.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last annual report.

7.     Identifiable amortizable intangible assets as of April 3, 2010 includes non-compete agreements, a restrictive land covenant and customer relations. Collectively, these assets were carried at $445,000, net of $565,000 accumulated amortization. The pre-tax amortization expense for intangible assets during the quarter ended April 3, 2010 was $34,000 compared to $73,000 for the quarter ended April 4, 2009.

Based upon the intangible assets recorded on the balance sheet at April 3, 2010 and January 2, 2010, amortization expense for the next five years is estimated to be as follows: 2010 – $137,000; 2011 – $101,000; 2012 – $65,000; 2013 – $59,000 and 2014 – $52,000.

8.     At the end of the period ended January 2, 2010, the Company was not in compliance with the minimum adjusted EBITDA and fixed charge coverage covenants of the Credit Agreement. As a result, effective January 1, 2010 the default rate provision of the Credit Agreement increased the interest rate on all outstanding revolving and long-term debt by 2%. Non-compliance with the financial covenants in the Credit Agreement constitutes an event of default under the agreement. Upon the occurrence of an event of default, the lenders may, among other things, terminate their lending commitments, in whole or in part, declare all or any part of the Company’s borrowings to be due and payable, and/or require the Company to collateralize with cash any or all letters of credit provided by the lender. A waiver of the event of default relating to compliance with the minimum adjusted EBITDA and fixed charge coverage covenants was granted and a second amendment to the Credit Agreement was entered into on April 15, 2010. The second amendment provides for the following:

•      The covenants regarding the fixed charge coverage and the maximum leverage ratio have been eliminated for the duration of the amended Credit Agreement.

•      The Company must maintain a minimum tangible net worth of $32,000,000 beginning with the end of the second quarter of 2010. At April 3, 2010, the minimum tangible net worth, as defined, was $36,360,000.

•      Annual capital expenditures may not exceed $3,500,000 beginning with the end of the second quarter of 2010.

•      The maximum credit available under the revolving credit facility will remain at $15,000,000 until October 1, 2010 when it will then be reduced to $13,500,000.

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

The Credit Agreement as amended on April 15, 2010 requires the Company to maintain certain financial covenants as disclosed in the table below (amounts in thousands):

Financial Covenant	Date Required	Required Amount
Minimum tangible net worth	Beginning with the end of the second quarter of 2010	$32,000
Minimum adjusted quarterly EBITDA	Quarter ended July 3, 2010	2,100
	Quarter ended October 2, 2010	2,000
	Quarter ended January 1, 2011	500
	Quarter ended April 2, 2011	(600)
	Quarter ended July 2, 2011	2,100
Maximum capital expenditures (rolling twelve months)	Beginning with the end of the second quarter of 2010	< $3,500

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

•      Adjusted EBITDA is defined as net income plus interest, income taxes, depreciation, depletion and amortization plus other non-cash charges approved by the lender.

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

9.     On July 17, 2009, the Company completed the sale of all of the outstanding capital stock of RMRM, a Colorado corporation to Campbells C-Ment Contracting, Inc. (Buyer), a Colorado corporation. RMRM operated a ready mix concrete business in the Denver metropolitan area and had been included in the CACS reporting segment.

RMRM’s revenue of $1,821,000 and net loss of $411,000 for the fiscal three months ended April 4, 2009 are reported as discontinued operations.

10.   The Company is involved in litigation matters related to its continuing business, principally product liability matters related to the gas-fired heating products in the Heating and Cooling segment. In the Company’s opinion, none of these proceedings, when concluded, will have a material adverse effect on the Company’s consolidated results of operations or financial condition as the Company has established adequate accruals for known occurrences which represent management’s best estimate of the future liability related to these claims up to the associated deductible.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

See Note 6 for an overview of the Company.

Liquidity and Capital Resources

As noted above, various factors affect the sales of the Company’s products. Historically, the Company has experienced operating losses during the first quarter except when construction activity is strong along the Southern Front Range of Colorado and the weather is mild. Operating results typically improve in the second and third quarters reflecting more favorable weather conditions in Colorado and the seasonal sales of the Evaporative Cooling segment. However; the Company expects construction activity along the Southern Front Range will remain weak for the balance of 2010.

Fourth quarter results can vary based on weather conditions in Colorado as well as in the principal markets for the Company’s heating equipment. The Company typically experiences operating cash flow deficits during the first half of the year reflecting operating results, the use of sales dating programs (extended payment terms) related to the Evaporative Cooling segment and payments of the prior year’s accrued incentive bonuses and Company profit-sharing contributions, if any. As a result, the Company’s borrowings against its revolving credit facility tend to peak during the second quarter and then decline over the remainder of the year. This trend has continued thus far in 2010.

As expected, the Company’s cash flow from operations during the first quarter was negative due to the seasonality of sales, production schedules, the sales dating programs related to the evaporative cooler product line and the overall current economic and financial market’s effect on construction. Operations for the first three months of 2010 used $1,023,000 of cash compared to $889,000 during the first three months of 2009. The increased use of cash was primarily the result of the increase in the net loss during the first quarter of 2010 partially offset by changes in working capital items, most notably a larger increase in accounts receivable during the first quarter of 2009 compared to the 2010 quarter reflecting the higher level of sales during the first quarter of 2009.

As more fully discussed in Note 8 above, on April 15, 2010, the Company amended its Credit Agreement whereby the bank lender granted a waiver of the covenant defaults for the period ended January 2, 2010 and modified the covenants effective January 3, 2010. The Company was in compliance with the modified loan covenants as of the quarter ended April 3, 2010. The amendment established August 1, 2011 as the maturity date of the credit facility and accordingly, the outstanding revolving credit balances at April 3, 2010 and January 2, 2010 were classified as long-term obligations.

Capital expenditures were $41,000 for the first quarter of 2010. Scheduled debt repayments were made during the first quarter of both 2010 and 2009. As expected, the Company borrowed against its revolving credit facility during the first quarter of 2010. The highest amount of Company borrowings outstanding under the revolving credit agreement during the first quarter of 2010 was $7,300,000 and the average amount outstanding during the first quarter was $5,483,000.

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

Results of Operations - Comparison of Quarter Ended April 3, 2010 to Quarter Ended April 4, 2009

(In the ensuing discussions of the results of operations the term gross profit means the amount determined by deducting cost of sales before depreciation, depletion and amortization from sales. The gross profit ratio is gross profit divided by sales.)

Consolidated sales in the first quarter of 2010 were $23,973,000 or $8,306,000 (25.7%) less than sales from continuing operations in the first quarter of 2009. Sales at all of the Company’s business segments were down compared to the prior year with the most significant reductions in the Concrete, Aggregates and Construction Supplies segment and the Evaporative Cooling segment. The consolidated gross profit ratio declined from 20.2% in the first quarter of 2009 to 17.6% in the current year quarter. This reduction is due principally to the reduced sales volume in the same two segments mentioned above. Consolidated selling and administrative expenses were $210,000 lower in the 2010 quarter compared to the prior year primarily as a result of a reduction in selling expenses that vary with sales in the Evaporative Cooling segment. Consolidated selling and administrative expenses, as a percentage of consolidated sales, increased from 16.9% to 21.8%. This higher percentage reflects the fixed nature of most of these expenses combined with the reduced sales.  The operating loss for the first quarter of 2010 was $2,040,000 compared to a $29,000 operating profit from continuing operations in the first quarter of 2009. Historically, the Company has experienced operating losses during the first quarter except when the construction activity is strong and the weather is mild along the Southern Front Range in Colorado.

Interest expense increased to $280,000 in the first quarter of 2010 from $153,000 in the first quarter of 2009. The average interest rate in the first quarter of 2010 was approximately 7.25% compared to approximately 3.5% in the first quarter of 2009. As discussed more completely in Note 8, the Company entered into a second amendment to its Credit Agreement in April of 2010. Average outstanding indebtedness was approximately $5,300,000 lower in 2010 compared to 2009 due principally to reduced working capital and receipt of proceeds from the sale of RMRM in July 2009.

A discussion of operations by segment follows.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products industry group for the quarters ended April 3, 2010 and April 4, 2009 (dollar amounts in thousands):

	Concrete, Aggregates and Construction Supplies	Doors
Quarter ended April 3, 2010
Revenues from external customers	$6,728	$3,628
Gross profit	201	954
Gross profit as a percent of sales	3.0%	26.3%
Segment operating (loss) income	(1,614)	344
Operating (loss) income as a percent of sales	(24.0)%	9.5%
Segment assets as of April 3, 2010	$38,658	$6,016
Return on assets	(4.2)%	5.7%

Quarter ended April 4, 2009
Revenues from external customers	$10,257	$4,723
Gross profit	589	1,207
Gross profit as a percent of sales	5.7%	25.6%
Segment operating (loss) income	(1,312)	610
Operating (loss) income as a percent of sales	(12.8)%	12.9%
Segment assets as of April 4, 2009	$45,802	$6,904
Return on assets	(2.9)%	8.8%

Concrete, Aggregates and Construction Supplies Segment

Sales in the Concrete, Aggregates and Construction Supplies segment for the first quarter of 2010 decreased 34.4% compared to the prior year quarter. In the first half of 2009 the Company was servicing two large commercial jobs in Pueblo, Colorado. Those jobs were completed during 2009 and there were no jobs of comparable size in the first quarter of 2010. Otherwise, demand for construction materials in southern Colorado remained weak. Concrete yardage declined 29.5% from the prior year for these same reasons. The average price of ready-mixed concrete declined by 8.2% as a result of a change in product mix and lower cement costs. The gross profit per cubic yard of concrete was approximately $3.00 lower in 2010 as a result of the lower unit volume and higher fuel prices. Sales of aggregates (sand, crushed limestone and gravel) were 11.3% lower in 2010 compared to 2009.  The Pikeview Quarry remains closed although the Company believes that it will be able to reopen the quarry pending approval of its mining and reclamation plan by the Colorado Division of Reclamation, Mining and Safety. The Company estimates that operations will resume in the latter part of 2010 or in 2011. The combined gross profit from all aggregate operations in the first quarter of 2010 was a modest loss of less than $30,000 compared to a loss of slightly over $300,000 in 2009. The Company has been able to reduce the ongoing expenses of the Pikeview Quarry since the December 2008 landslide. Construction supplies sales declined in the 2010 first quarter by $527,000 (51%) compared to the 2009 quarter due to the low level of construction activity in southern Colorado. The gross profit from construction supplies was a loss of $133,000 compared to a profit of $100,000 in the first quarter of 2009 due to the lower volume.

Door Segment

Sales during the first quarter of 2010 in the Door segment decreased $1,095,000 or 23.2% from the comparable 2009 quarter as a result of the weaker construction markets. Sales in the first quarter of 2009 benefitted from a large backlog carried forward from the prior year. The sales backlog at the end of the first quarter of 2010 was approximately $2,450,000 compared to a year-ago backlog of $3,100,000. The gross profit ratio in 2010 improved slightly in spite of the lower level of business due to product mix factors.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products industry group for the quarters ended April 3, 2010 and April 4, 2009 (dollar amounts in thousands):

	Heating and Cooling	Evaporative Cooling
Quarter ended April 3, 2010
Revenues from external customers	$9,152	$4,376
Gross profit	2,135	904
Gross profit as a percent of sales	23.3%	20.7%
Segment operating (loss) income	(302)	150
Operating (loss) income as a percent of sales	(3.3)%	3.4%
Segment assets as of April 3, 2010	$15,367	$14,948
Return on assets	(2.0)%	1.0%

Quarter ended April 4, 2009
Revenues from external customers	$9,898	$7,309
Gross profit	2,682	2,020
Gross profit as a percent of sales	27.1%	27.6%
Segment operating income	437	1,035
Operating income as a percent of sales	4.4%	14.2%
Segment assets as of April 4, 2009	$20,253	$21,691
Return on assets	2.2%	1.4%

Heating and Cooling Segment

Sales in the Heating and Cooling segment declined $746,000 (7.5%) in the first quarter of 2010 from the comparable 2009 quarter. The entire decline is attributable to lower fan coil sales. Furnace sales were up slightly during the first quarter of 2010. The lower fan coil sales reflected a slow commercial construction market particularly related to new hotel construction. The gross profit ratio for this segment declined from 27.1% to 23.3% due to more competitive pricing in the fan coil business and increases in steel and copper prices. Selling and administrative expenses were approximately $189,000 higher in 2010 principally due an increase in legal expenses.

Evaporative Cooling Segment

Sales in the Evaporative Cooling segment decreased $2,933,000 or 40.1%, in the first quarter of 2010 compared to the 2009 quarter. The decrease in sales was due to cool temperatures that prevailed throughout the first quarter in the principal markets for evaporative coolers in sales and the loss of a national retail account. Production of evaporative coolers was reduced in response to the reduced demand. The gross margin ratio declined from 27.6% to 20.7% as a result of the lower level of production coupled with certain fixed manufacturing overhead costs. Selling and administrative costs were reduced by $221,000 but as a percentage of sales increased from 11.8% to 14.6%. Most of the reduction was in selling expenses and was a function of the lower sales.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of April 3, 2010 and January 2, 2010 and affect the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates.

Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

OUTLOOK

The construction markets in southern Colorado are not expected to substantially improve for the balance of 2010. Housing starts in this area have modestly increased compared to the last two years but remain at relatively low levels. Under these conditions, pricing in the CACS segment is expected to remain sharply competitive. It is difficult to predict the timing and magnitude of the recovery of construction in the markets served. While the American Recovery and Reinvestment Act of 2009 (“ARRA”) has had little or no impact on our sales to date, we do expect that spending on this program will benefit southern Colorado and should add to our sales volume in the next twelve months or longer. Both local governments (Colorado Springs and Pueblo) have submitted a substantial list of construction projects to the federal government seeking ARRA funding. The Company’s contract to provide concrete to the Fort Carson army base located just south of Colorado Springs was begun in the latter part of September 2009 but slowed dramatically through the winter months. The project resumed during May 2010.

The Door segment’s sales are also to a significant degree reliant on new construction. The sales backlog of the Door segment has held steady for the last few months although pricing has become more competitive here as well.

Sales of the Evaporative Cooling segment for the remainder of the current cooling season will largely be weather dependent.

The sales backlog for fan coil products in the Heating and Cooling segment has increased recently although the overall commercial construction market remains slow. Furnace sales so far this year benefitted from cool weather in the principal market areas but the selling season is now ending. In-season furnace sales later this year will also be largely weather dependent.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 3 for a discussion of recently issued accounting standards.

MATERIAL CHANGES TO CONTRACTUAL OBLIGATIONS

As discussed above in Note 8, the Company entered into an amendment of its Credit Agreement with its bank lender. Other than discussed in the preceding sentence, there were no material changes to contractual obligations that occurred during the quarter ended April 3, 2010.

FORWARD-LOOKING STATEMENTS

The foregoing discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements are based on the beliefs of the Company’s management as well as on assumptions made by and information available to the Company at the time such statements were made.  When used in this Report, words such as “anticipates,” “believes,” “contemplates,” “estimates,” “expects,” “plans,” “projects,” and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of factors including but not limited to: weather, interest rates, availability of raw materials and their related costs, national and local economic conditions, competitive forces and changes in governmental regulations and policies. Some of these factors are discussed in more detail in the Company’s 2009 Annual Report on Form 10-K. Changes in accounting pronouncements could also alter projected results. Forward-looking statements speak only as of the date they were made, and the Company undertakes no obligation to publicly update them.

Item 3.        Quantitative And Qualitative Disclosures About Market Risk

There were no material changes in the market risks nor legal proceedings that the Company is exposed to since those discussed in the Company’s 2009 Annual Report on Form 10-K.

Item 4T.     Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) as of April 3, 2010. The Chief Executive Officer and Chief Financial Officer, based on that valuation, concluded that our disclosure controls and procedures were effective and were reasonably designed to ensure that all material information relating to the Company (including its subsidiaries) required to be disclosed in this quarterly report is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The previously reported material weakness relating to accounting controls over inventory and related cost of sales reporting in the Heating and Cooling segment has been remediated. This conclusion is based in part on the results of a physical inventory taken at the end of April 2010.

(b)       Changes in Internal Control Over Financial Reporting.

The Company continually reassesses our internal control over financial reporting and makes changes as deemed prudent. The Company had identified a material weakness in internal control over financial reporting related to accounting for inventory and related cost of sales in its Heating and Cooling segment prior to the close of the third quarter of Fiscal 2008. As part of its remediation process, the Company identified the causes that resulted in the inventory accounting errors and developed an action plan to address each of these causes. The Company believes that the changes made during 2009 and 2010 have improved the internal controls over financial reporting related to accounting for inventory and related cost of sales in its Heating and Cooling segment such that these controls can be relied upon as of April 3, 2010.

During the quarter ended April 3, 2010, there were no other material weaknesses identified in our review of internal control over financial reporting and no significant changes in the Company’s internal control over financial reporting occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting except as noted in the previous paragraph.

PART II - OTHER INFORMATION

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not purchased any of its common stock to become treasury stock during the period January 2, 2010 through April 3, 2010.

On January 19, 1999, the Company initiated purchases under the current open-ended program to repurchase its common stock. Purchases are made on the open market or in block trades at the discretion of management. The dollar amount authorized for the program has been periodically increased by the Board of Directors and approved by the Company’s lender under the Company’s credit facility. As of April 3, 2010, $1,307,404 of the authorized amount remains available for stock repurchases. The Credit Agreement contains certain restrictions on the Company’s ability to repurchase its stock. Amendments to the Credit Agreement have retained these restrictions. See further discussion in Note 8 and the “Liquidity and Capital Resources” section of Item 2 above.

Item 6.        Exhibits

Exhibit No.	Description

3

Registrant’s Restated Certificate of Incorporation dated May 28, 1975, as amended on May 24, 1978, May 27, 1987 and June 3, 1999 filed as Exhibit 3 to Form 10-K for the year ended January 1, 2005, incorporated by reference.

3a	Registrant’s By-laws, as amended September 19, 1975 filed as Exhibit 6 to Form 8-K for the month of September 1975, incorporated herein by reference.

10.1

Credit Agreement dated April 16, 2009 among Continental Materials Corporation, as the Company, The Various Financial Institutions Party Hereto, as Lenders, and The PrivateBank and Trust Company, as Administrative Agent and Arranger, filed as Exhibit 10f to Form 10-K for the year ended January 3, 2009, incorporated herein by reference; First Amendment thereto dated as of November 18, 2009, filed as Exhibit 10.1 to Form 10-K for the year ended January 2, 2010, incorporated herein by reference; and Second Amendment thereto dated April 15, 2010, filed as Exhibit 10.2 to Form 10-K for the year ended January 2, 2010, incorporated herein by reference.

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

CONTINENTAL MATERIALS CORPORATION

Date:	May 18, 2010	By:	/s/ Joseph J. Sum
Joseph J. Sum, Vice President
and Chief Financial Officer