Form 10-Q
period 2010-07-03
CONTINENTAL MATERIALS CORP
filed 2010-07-30
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.25 par value, shares outstanding at July 27, 2010: 1,598,674.

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

JULY 3, 2010 and JANUARY 2, 2010

(Unaudited)

(000’s omitted except share data)

	JULY 3,	JANUARY 2,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$976	$681
Receivables, net	19,248	17,001
Receivable for insured losses	637	684
Inventories:
Finished goods	7,474	6,898
Work in process	870	763
Raw materials and supplies	7,950	8,634
Refundable income taxes	1,198	1,012
Deferred income taxes	2,973	3,116
Prepaid expenses	1,798	1,582
Total current assets	43,124	40,371

Property, plant and equipment, net	25,417	27,092

Goodwill	7,229	7,229
Amortizable intangible assets, net	411	479
Cash deposits with insurance carriers	4,840	4,840
Other assets	2,335	2,101

	$83,356	$82,112

LIABILITIES
Current liabilities:
Current portion of long-term debt	$1,625	$1,375
Accounts payable and accrued expenses	13,962	12,131
Liability for unpaid claims covered by insurance	637	684
Total current liabilities	16,224	14,190

Revolving bank loan payable	7,000	5,850
Long-term debt	4,900	5,775
Deferred income taxes	3,098	3,243
Other long-term liabilities	1,913	1,868

SHAREHOLDERS’ EQUITY
Common shares, $0.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,830	1,830
Retained earnings	64,363	65,328
Treasury shares, 975,590, at cost	(16,615)	(16,615)
	50,221	51,186

	$83,356	$82,112

See notes to condensed consolidated financial statements.

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE THREE MONTHS ENDED JULY 3, 2010 AND JULY 4, 2009

(Unaudited)

(000’s omitted except per-share amounts)

	JULY 3,	JULY 4,
	2010	2009

Net sales	$31,750	$28,547

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	24,114	22,152
Depreciation, depletion and amortization	1,161	1,227
Selling and administrative	4,978	5,044

Gain on disposition of property and equipment	—	2,066
	30,253	26,357

Operating income	1,497	2,190

Interest expense, net	(245)	(382)
Other income, net	13	5

Income from continuing operations before income taxes	1,265	1,813

Provision for income taxes	700	635

Net income from continuing operations	565	1,178

Loss from discontinued operation net of income tax benefit of $7 and $1,117	(72)	(38)

Net income	493	1,140

Retained earnings, beginning of period	63,870	66,280

Retained earnings, end of period	$64,363	$67,420

Net income (loss) per basic and diluted share:
Continuing operations	$.35	$.74
Discontinued operation	(.04)	(.03)
Net income per basic and diluted share	.31	.71

Average shares outstanding	1,599	1,599

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE SIX MONTHS ENDED JULY 3, 2010 AND JULY 4, 2009

(Unaudited)

(000’s omitted except per-share amounts)

	JULY 3,	JULY 4,
	2010	2009

Net sales	$55,391	$59,170

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	43,863	46,535
Depreciation, depletion and amortization	2,265	2,346
Selling and administrative	9,876	10,193

Gain on disposition of property and equipment	70	2,123
	55,934	56,951

Operating (loss) income	(543)	2,219

Interest expense, net	(525)	(535)
Other income, net	24	17

(Loss) income from continuing operations before income taxes	(1,044)	1,701

(Benefit) provision for income taxes	(167)	602

Net (loss) income from continuing operations	(877)	1,099

Loss from discontinued operation net of income tax benefit of $17 and $1,250	(88)	(449)

Net (loss) income	(965)	650

Retained earnings, beginning of period	65,328	66,770

Retained earnings, end of period	$64,363	$67,420

Net income (loss) per basic and diluted share:
Continuing operations	$(.55)	$.69
Discontinued operation	(.05)	(.28)
Net income (loss) per basic and diluted share	(.60)	.41

Average shares outstanding	1,599	1,599

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 3, 2010 AND JULY 4, 2009

(Unaudited)

(000’s omitted)

	JULY 3, 2010	JULY 4, 2009

Net cash provided by operating activities	$222	$887

Investing activities:
Capital expenditures	(545)	(1,117)
Proceeds from sale of assets	93	97
Net cash used in investing activities	(452)	(1,020)

Financing activities:
Repayment of refinanced revolving credit facility	—	(6,400)
Payment of deferred financing fees related to new credit facility	—	(589)
Borrowings under revolving credit facility	1,150	7,550
Repayment of refinanced long-term debt	—	(10,771)
Borrowings under new long-term debt	—	10,000
Repayment of new long-term debt	(625)	(250)
Net cash provided by (used in) financing activities	525	(460)

Net increase (decrease) in cash and cash equivalents	295	(593)
Cash and cash equivalents:
Beginning of period	681	1,097

End of period	$976	$504

Supplemental disclosures of cash flow items:
Cash paid during the six months for:
Interest	$476	$553
Payment (refund) of income taxes	2	(342)
Supplemental disclosures of noncash investing and financing activities
Cash from sale of land in Colorado Springs received in subsequent quarter	$—	$2,026
Capital expenditures purchased on account	—	60

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

NOTES TO THE QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED JULY 3, 2010

(Unaudited)

1.              The unaudited interim condensed consolidated financial statements included herein are prepared pursuant to the Securities and Exchange Commission rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual consolidated financial statements have been omitted. The interim condensed consolidated balance sheet of the Company as of January 2, 2010 has been derived from the audited consolidated balance sheet of the Company as of that date. The interim condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K. In the opinion of management, the condensed consolidated financial statements include all adjustments (none of which were other than normal recurring adjustments) necessary for a fair statement of the results for the interim periods. On July 17, 2009, the Company completed the sale of all of the outstanding capital stock of Rocky Mountain Ready Mix (RMRM), a Colorado corporation to Campbells C-Ment Contracting, Inc., a Colorado corporation. RMRM operated a ready mix concrete business in the Denver metropolitan area and had been included in the Construction, Aggregates and Construction Supplies (CACS) reporting segment. The operations of RMRM were classified as discontinued operations for the 2009 periods presented. Certain prior year’s amounts have been reclassified to conform to the current presentation.

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

Our income tax returns are subject to audit by the Internal Revenue Service (IRS) and state tax authorities. The amounts recorded for income taxes reflect our tax positions based on research and interpretations of complex laws and regulations. We accrue liabilities related to uncertain tax positions taken or expected to be taken in a tax returns. The Company has established a valuation reserve related to the carry forward of all charitable contributions deductions arising from prior years and the portion of contributions in 2010 that the Company believes it will be unable to utilize prior to the expiration of their carry forward periods. At January 2, 2010, the Company also established a valuation reserve of $1,721,000 related to the carry forward of the long-term capital loss related to the sale of the stock of RMRM due to the uncertainty that the Company will be able to generate offsetable long-term capital gains prior to the expiration of the carry forward period. For Federal purposes, net operating losses can be carried forward for a period of 20 years while alternative minimum tax credits can be carried forward indefinitely. For State purposes, net operating losses can be carried forward for periods ranging from 5 to 20 years for the states in which the Company is required to file.

The Internal Revenue Service has completed examinations for periods through 2007.  Various state income tax returns also remain subject to examination.

3.              Although the Financial Accounting Standards Board has issued a number of new accounting standards since the end of the first quarter of 2010, the Company does not have any significant instances of the situations or accounting concerns addressed by these new pronouncements.

4.              Operating results for the first six months of 2010 are not necessarily indicative of performance for the entire year due to the seasonality of most of our products. Historically, sales of the Evaporative Cooling segment are higher in the first and second quarters, sales of the CACS segment are higher in the second and third quarters and sales of the Heating and Cooling segment are higher in the third and fourth quarters. The sales of the Door segment are more evenly spread throughout the year. The economic recession that began in the latter part of 2008 has had a significant detrimental effect on the construction industry in general and on our construction related businesses in particular in 2009 and 2010 and is expected to continue to do so for the remainder of 2010.

5.              There is no difference in the calculation of basic and diluted earnings per share (EPS) for the three-month or six-month periods ended July 3, 2010 and July 4, 2009 as the Company does not have any dilutive instruments.

6.              The Company operates primarily in two industry groups, Heating, Ventilation and Air Conditioning (HVAC) and Construction Products. Within each of these two industry groups, the Company has identified two reportable segments: the Heating and

Cooling segment and the Evaporative Cooling segment in the HVAC industry group and the Concrete, Aggregates and Construction Supplies segment and the Door segment in the Construction Products industry group.

The Heating and Cooling segment produces and sells gas-fired wall furnaces, console heaters and fan coils from the Company’s wholly-owned subsidiary, Williams Furnace Co. of Colton, California (WFC). The Evaporative Cooling segment produces and sells evaporative coolers from the Company’s wholly-owned subsidiary, Phoenix Manufacturing, Inc. of Phoenix, Arizona (PMI). Sales of these two segments are nationwide, but are concentrated in the southwestern United States. Concrete, Aggregates and Construction Supplies are offered from numerous locations along the Southern Front Range of Colorado operated by the Company’s wholly-owned subsidiaries collectively referred to as Transit Mix Concrete Co. (TMC). RMRM of Denver, formerly included in this segment, was sold on July 17, 2009 and is classified as discontinued operation (see Note 9). Doors are fabricated and sold along with the related hardware from Colorado Springs and Pueblo through the Company’s wholly-owned subsidiary, McKinney Door and Hardware, Inc. of Pueblo, Colorado (MDHI). Sales of these two segments are highly concentrated in the Southern Front Range area in Colorado although door sales are also made throughout the United States.

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

The following table presents information about reported segments for the three-month and six-month periods ended July 3, 2010 and July 4, 2009 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

	Construction Products			HVAC Products
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Other	Total
2010
Six Months ended July 3, 2010
Net sales to external customers	$18,517	$6,740	$25,257	$15,901	$14,054	$29,955	$7	$172	$55,391
Depreciation, depletion and amortization	1,735	72	1,807	196	230	426	32	—	2,265
Operating (loss) income	(985)	524	(461)	(387)	1,600	1,213	(1,349)	54	(543)
Segment assets	39,134	6,006	45,140	16,506	13,175	29,681	8,472	63	83,356
Capital expenditures (b)	384	9	393	122	30	152	—	—	545
Quarter ended July 3, 2010
Net sales to external customers	$11,789	$3,112	$14,901	$7,081	$9,678	$16,759	$4	$86	$31,750
Depreciation, depletion and amortization	894	38	932	98	115	213	16	—	1,161
Operating (loss) income	628	180	808	(84)	1,450	1,366	(704)	27	1,497
Segment assets	39,134	6,006	45,140	16,506	13,175	29,681	8,472	63	83,356
Capital expenditures (b)	379	9	388	91	25	116	—	—	504

	Construction Products			HVAC Products
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Other	Total
2009
Six Months ended July 4, 2009
Net sales to external customers	$18,030	$8,585	$26,615	$15,015	$17,359	$32,374	$9	$172	$59,170
Depreciation, depletion and amortization	1,777	84	1,861	198	250	448	37	—	2,346
Operating (loss) income (a)	(1,671)	978	(693)	(133)	2,535	2,402	456	54	2,219
Segment assets (c)	36,007	6,509	42,516	17,101	13,141	30,242	9,291	63	82,112
Capital expenditures (b)	1,001	3	1,004	—	84	84	29	—	1,117
Quarter ended July 4, 2009
Net sales to external customers	$9,142	$3,862	$13,004	$5,404	$10,050	$15,454	$3	$86	$28,547
Depreciation, depletion and amortization	939	42	981	103	125	228	18	—	1,227
Operating (loss) income (a)	(359)	368	9	(570)	1,500	930	1,224	27	2,190
Segment assets (c)	36,007	6,509	42,516	17,101	13,141	30,242	9,291	63	82,112
Capital expenditures (b)	313	3	316	—	27	27	—	—	343

(a)         Included in the 2009 Unallocated Corporate operating amount is a gain of $2,026,000 on the sale of land in Colorado Springs. The Company received the cash during the third quarter.

(b)         Capital expenditures are presented on the accrual basis of accounting.

(c)          Segment assets are as of January 2, 2010.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last Annual Report on Form 10-K.

7.              Identifiable intangible assets as of July 3, 2010 include a non-compete agreement, a restrictive land covenant and the customer relationships related to purchase of the assets of ASCI in 2006. Collectively, these assets were carried at $411,000, net of $599,000 accumulated amortization. The pre-tax amortization expense for intangible assets during the quarter ended July 3, 2010 was $34,000 compared to $42,000 for the quarter ended July 4, 2009 and $68,000 and $85,000 for the six months ended July 3, 2010 and July 4, 2009, respectively (including the final $25,000 of amortization of a non-compete agreement related to the Door segment). Based upon the intangible assets recorded on the balance sheet at July 3, 2010, amortization expense for the next five years is estimated to be as follows: 2010 — $137,000; 2011 — $101,000; 2012 — $65,000; 2013 — $58,000  and 2014 — $52,000.

As of July 3, 2010 the recorded goodwill of $7,229,000 consisted of $6,229,000 related to the CACS segment and $1,000,000 related to the Door segment. Goodwill is not amortized but rather assessed for impairment as of the end of each fiscal year. To the extent that events occur during the year, either involving the relevant Company subsidiaries or their industries, the Company revisits its assessment of the recorded goodwill to determine if impairment has occurred and should be immediately recognized.

8.              As of the period ended January 2, 2010 the Company was not in compliance with the minimum adjusted EBITDA and fixed charge coverage covenants of the Credit Agreement. As a result, effective January 1, 2010 the default rate provision of the Credit Agreement increased the interest rate on all outstanding revolving and long-term debt by 2%. Non-compliance with the financial covenants in the Credit Agreement constitutes an event of default under the agreement. Upon the occurrence of an event of default, the lenders may, among other things, terminate their lending commitments, in whole or in part, declare all or any part of the Company’s borrowings to be due and payable, and/or require the Company to collateralize with cash any or all letters of credit provided by the lender. A waiver of the event of default relating to compliance with the minimum adjusted EBITDA and fixed charge coverage covenants was granted and a second amendment to the Credit Agreement was entered into on April 15, 2010. The second amendment provides for the following:

•                  The covenants regarding the fixed charge coverage and the maximum leverage ratio was eliminated for the duration of the amended Credit Agreement.

•                  The Company must maintain a minimum tangible net worth of $32,000,000 provided that the required amount of tangible net worth shall increase (but not decrease) each fiscal year, commencing with fiscal year 2010, by an amount equal to fifty percent of the consolidated net income for the immediately preceding fiscal year.

•                  Capital expenditures for the trailing twelve months may not exceed $3,500,000.

•                  The maximum credit available under the revolving credit facility line will remain at $15,000,000 until October 1, 2010 when it will be reduced to $13,500,000.

•                  The maturity date of the credit facility is August 1, 2011.

•                  The interest rate for the remaining term of the amended Credit Agreement will be 4.0% over LIBOR but with a LIBOR floor of 2.0% (the Company’s effective LIBOR borrowing rate is currently 6.0%). The margin on the “base” or prime rate option will be the base plus 1.75% with a base rate floor of 4% (the Company’s current effective borrowing rate is 5.75%).

•                  The interest rate swap transaction will remain in effect.

The Credit Agreement as amended on April 15, 2010 requires the Company to maintain certain financial covenants as disclosed in the table below (amounts in thousands):

Financial Covenant	Date Required	Required Amount
Minimum tangible net worth	Beginning with the end of the second quarter of 2010	$32,000
Minimum adjusted quarterly EBITDA	Quarter ended July 3, 2010	2,100
	Quarter ended October 2, 2010	2,000
	Quarter ended January 1, 2011	500
	Quarter ended April 2, 2011	(600)
	Quarter ended July 2, 2011	2,100
Maximum capital expenditures (rolling twelve months)	Trailing 12 months beginning with the end of the second quarter of 2010	$ < 3,500

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

The Company was in compliance with all covenants as of July 3, 2010 reporting tangible net worth of $36,514,000 and adjusted quarterly EBITDA, as defined, of $2,573,000. The Company expects to be in compliance with all debt covenants, as amended, during the next twelve months. The Company also believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement, will be sufficient to cover expected cash needs, including servicing debt and planned capital expenditures for the next twelve months.

The amount classified as current for the term loan under the Credit Agreement is $1,625,000 which includes the scheduled quarterly repayments due during the next four quarters.

9.              On July 17, 2009, the Company completed the sale of all of the outstanding capital stock of RMRM, a Colorado corporation to Campbell C-Ment Contracting, Inc., a Colorado corporation. RMRM operated a ready mix concrete business in the Denver metropolitan area and had been included in the CACS reporting segment.

The net sales, pretax loss and net loss from RMRM is reported as discontinued operations for the six and three month fiscal periods ended July 4, 2009, and is summarized as follows (amounts in thousands):

	Six Months Ended	Three Months Ended
	July 4, 2009	July 4, 2009
Net sales	$3,527	$1,706
Loss from operations	(1,052)	(508)
Loss on disposal and impairment of net assets	(647)	(647)
Pre-tax loss	(1,699)	(1,155)
Income tax benefit	1,250	1,117
Loss from discontinued operation	$(449)	$(38)

The loss from discontinued operations recorded during the six and three month fiscal periods ended July 3, 2010 consists of adjustments to liabilities retained by the Company, primarily the reserve for workers compensation.

10.       The Company is involved in litigation matters related to its continuing business, principally product liability matters related to the gas-fired heating products in the Heating and Cooling segment. In the Company’s opinion, none of these proceedings, when concluded, will have a material adverse effect on the Company’s consolidated results of operations of financial condition as the Company has established adequate accruals for known occurrences which represent management’s best estimate of the future liability related to these claims up to the associated deductible.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

See Note 6 for an overview of the Company.

Liquidity and Capital Resources

As noted above, various factors affect the sales of the Company’s products. Historically, the Company has experienced operating losses during the first quarter except when construction activity is strong along the Front Range of Colorado and the weather is mild. Operating results typically improve in the second and third quarters reflecting more favorable weather conditions in Colorado and the seasonal sales of the Evaporative Cooling segment however; the Company expects construction activity along the Front Range will remain weak for the balance of 2010.

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

Cash provided by operations was $222,000 during the first six months of 2010 compared to the $887,000 of cash provided during the first six months of 2009. The Company’s operating cash flow during the first six months of 2010 was positive despite the operating loss primarily due to an increase in accounts payable and accrued expenses. Operating cash flow during the first six months of 2009 was primarily due to a decrease in receivables, largely due to weak sales in the Concrete, Aggregates and Construction Materials segment and the Heating and Cooling segment and a reduction of inventory partially offset by a decrease in accounts payable and accrued expenses, primarily related to the reduction in inventory in the Heating and Cooling segment. Also largely offsetting the strong cash flow generated by the changes in working capital was the Company’s need to fund $4,840,000 of deposits with our insurance carriers in lieu of previously issued letters of credit.

During the six months ended July 3, 2010, investing activities used $452,000 of cash compared to the $1,020,000 of cash used in the prior year’s period. Capital expenditures during the first six months of 2010 were curtailed due to the lower sales volume while the CACS segment incurred almost $700,000 for development activities on the Pueblo East aggregates site during the 2009 period.

Financing activities during the first six months of 2010 provided $525,000 as the Company borrowed against its revolving line of credit to fund the sales dating programs related to the Evaporative Cooling segment. Financing activities used $460,000 of cash during the first six months of 2009 primarily due to the refinancing of the Company’s term and revolving credit facility during the 2009 second quarter including $589,000 in deferred financing fees, see Note 8. All scheduled debt repayments were made during the first six months of both 2010 and 2009. During the first six months of 2010, the highest amount of Company borrowings outstanding under the revolving credit agreement was $9,100,000 and the average amount outstanding was $6,531,000.

The Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement will be sufficient to cover expected cash needs, including servicing debt and planned capital expenditures for the next twelve months. The Company expects to be in compliance with all debt covenants during this period.

Results of Operations - Comparison of Quarter Ended July 3, 2010 to Quarter Ended July 4, 2009

(In the ensuing discussions of the results of operations the term gross profit means the amount determined by deducting cost of sales before depreciation, depletion and amortization from sales. The gross profit ratio is gross profit divided by sales.)

Consolidated sales in the second quarter of 2010 were $31,750,000 or $3,203,000 (11.2%) more than sales from continuing operations in the second quarter of 2009. Sales results at the Company’s business segments were mixed. Sales in the CACS segment and the Heating and Cooling segments were higher in 2010 compared to the prior year. Sales in the Door and Evaporative Cooling segment decreased in 2010 compared to 2009. The consolidated gross profit ratio increased from 22.4% in the second quarter of 2009 to 24.1% in the current year quarter. The improvement in the gross profit ratio also represents varying results among the Company’s four business segments. The CACS segment achieved a significant improvement in its gross profit ratio principally due to higher volume and reduced costs in its aggregates operations. Gross profit ratios in the Door and Heating & Cooling Segment declined principally due to competitive pressures. The gross profit ratio in the Evaporative Cooling segment essentially held steady.  Consolidated selling and administrative expenses were $66,000 lower in the 2010 quarter compared to the prior year. However, consolidated selling and administrative expenses, as a percentage of consolidated sales, decreased from 17.7% to 15.7% reflecting cost reduction actions taken since the end of the second quarter of 2009.  The operating income for the second quarter of 2010 was $1,497,000 compared to a $2,190,000 operating profit from continuing operations in the second quarter of 2009. However, the operating profit for the second quarter of 2009 included a $2,026,000 gain on the sale of a portion of the Company’s sand property in Colorado Springs.

Interest expense in the second quarter of 2010 was slightly lower compared to the same quarter of 2009. Higher interest rates under the current credit agreement were offset by reduced outstanding borrowings. The average interest rate in the second quarter of 2010 was approximately 6.5% compared to approximately 4.7% in the second quarter of 2009. Average total outstanding indebtedness was approximately $14,817,000 in 2010 compared to approximately $21,380,000 in 2009. The reduction in outstanding indebtedness was due principally to reduced capital spending, working capital and proceeds from the sale of Rocky Mountain Ready Mix in July 2009.

A discussion of operations by segment follows.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products group for the quarters ended July 3, 2010 and July 4, 2009 (amounts in thousands):

	Concrete, Aggregates and Construction Supplies	Doors
Quarter ended July 3, 2010
Net sales to external customers	$11,789	$3,112
Segment operating income	628	180
Operating income as a percent of sales	5.3%	5.8%
Segment assets as of July 3, 2010	$39,134	$6,006
Return on assets	1.6%	3.0%

Quarter ended July 4, 2009
Net sales to external customers	$9,142	$3,862
Segment operating (loss) income	(359)	368
Operating (loss) income as a percent of sales	(3.9)%	9.5%
Segment assets as of July 4, 2009	$39,952	$6,053
Return on assets	(0.9)%	6.1%

Concrete, Aggregates and Construction Supplies Segment

Overall construction activity in the Company’s principal markets of Colorado Springs and Pueblo, Colorado was slow in both periods.  Sales in the CACS segment increased by approximately 29.0% in the second quarter of 2010 compared to the prior year quarter. In the second quarter of 2010 the Company serviced a large ready-mix concrete job at Fort Carson just south of Colorado Springs, Colorado. The Company expects to complete this job during the third quarter of 2010. Concrete yardage increased by nearly 15% from the prior year quarter. The average price of ready-mixed concrete declined by 6.9% as a result of a more intense level of competition, lower cement costs and a change in product mix. The gross profit per cubic yard of concrete was approximately $1.15 lower in 2010 as a result of the lower selling prices and higher prices charged for diesel fuel. Sales of aggregates (sand, crushed limestone and gravel) including those used internally were 24% higher in 2010 compared to 2009. The higher volume reflects the increase in ready-mix concrete sales and the increase in production capability at the Black Canyon Quarry. The Pikeview Quarry remains closed although the Company believes that it will be able to reopen the quarry pending approval of its mining and reclamation plan by the Colorado Division of Reclamation, Mining and Safety. The Company estimates that operations will resume in the latter part of 2010 or in 2011. The Company continues to reduce the ongoing expenses of the Pikeview Quarry since the December 2008 landslide. The combined gross profit from all aggregate operations in the second quarter of 2010 was $1,031,000 compared to a profit of $146,000 in 2009. There was not a significant change in either depreciation or selling and administrative expenses for this segment.

Door Segment

Sales during the second quarter of 2010 in the Door segment decreased $750,000 or 19.4% from the comparable 2009 quarter as a result of the weaker construction markets. The gross profit percentage in 2010 was 2 percent lower than in 2009 due to an intensified level of price competition. Selling and administrative expenses were reduced in response to the lower sales volume.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products group for the quarters ended July 3, 2010 and July 4, 2009 (amounts in thousands):

	Heating and Cooling	Evaporative Cooling
Quarter ended July 3, 2010
Net sales to external customers	$7,081	$9,678
Segment operating (loss) income	(84)	1,450
Operating (loss) income as a percent of sales	(1.2)%	15.0%
Segment assets as of July 3, 2010	$16,506	$13,175
Return on assets	(0.1)%	11.0%

Quarter ended July 4, 2009
Net sales to external customers	$5,404	$10,050
Segment operating (loss) income	(570)	1,500
Operating (loss) income as a percent of sales	(10.5)%	14.9%
Segment assets as of July 4, 2009	$17,628	$15,877
Return on assets	(3.2)%	9.4%

Heating and Cooling Segment

Sales in the Heating and Cooling segment increased $1,677,000 (31.0%) in the second quarter of 2010 from the comparable 2009 quarter. Sales of both furnaces and fan coils were higher in the current quarter. Cooler weather in April and May contributed to the increase in furnace sales. A couple of large hotel jobs spurred fan coil sales higher than the year ago level. The gross profit ratio for this segment improved from 22.8% to 26.6% due, in part, to an increased level of furnace sales and production.  Selling and administrative expenses were higher as a result of the increase in sales, additional sales incentives to key furnace customers and a higher level of legal expenses associated with product liability claims.

Evaporative Cooling Segment

Sales in the Evaporative Cooling segment decreased $372,000 or 3.7% in the second quarter of 2010 compared to the 2009 quarter. Hot weather in the latter part of the second quarter of 2010 offset nearly all of the impact of the loss of a national retail account. There was only a slight drop in the gross margin ratio from 25.8% to 25.6%. A beneficial change in product sales mix offset most of the impact of a reduced production volume. Selling and administrative costs were reduced by $60,000 as a result of the lower sales and cost reductions. As a percentage of sales, these expenses increased from 9.7% to 9.4%.

Operations - Comparison of Six Months Ended July 3, 2010 to Six Months Ended July 4, 2009

(In the ensuing discussions of the results of operations the term gross profit means the amount determined by deducting cost of sales before depreciation, depletion and amortization from sales. The gross profit ratio is gross profit divided by sales.)

Consolidated sales in the first half of 2010 were $55,391,000, 6.4% less than sales from continuing operations in the first six months of 2009. The sales recovery experienced in the second quarter of 2010 was not enough to overcome the lower sales in the first quarter. Sales results at three of the four Company’s business segments were lower in the first half of 2010. Only the Heating and Cooling segment realized increased sales. The consolidated gross profit ratio was 20.8% in the first half of 2010 compared to 21.4% in the first six months of 2009.  The Concrete Aggregates and Construction Supplies segment achieved a significant improvement in its gross profit ratio principally due to higher volume and reduced costs in its aggregate operations. Gross profit ratios in the other three business segments declined due lower production volume (Evaporative Cooling segment) or to competitive pricing pressures.  Consolidated selling and administrative expenses were $317,000 lower in the first half of 2010 compared to the prior year. Consolidated selling and administrative expenses, as a percentage of consolidated sales, increased from 17.2% to 17.8% primarily due to an increase in the Heating and Cooling segment discussed below.

The operating loss for the first half of 2010 was $543,000 compared to a $2,219,000 operating profit from continuing operations in 2009. However, the operating profit for the first six months of 2009 included a $2,026,000 gain on the sale of a portion of the Company’s sand property in Colorado Springs.

Interest expense in the first six months of 2010 was approximately $10,000 lower compared to the same period of 2009. Higher interest rates under the current credit agreement were offset by reduced outstanding borrowings. The average interest rate in the first half of 2010 was approximately 7.00% compared to approximately 4.25% in 2009. Average total outstanding indebtedness was approximately $13,775,000 in the first half of 2010 compared to approximately $19,592,000 in 2009. The reduction in outstanding indebtedness was due principally to reduced capital spending, working capital and proceeds from the sale of Rocky Mountain Ready Mix in July 2009.

A discussion of operations by segment follows.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products group for the six months ended July 3, 2010 and July 4, 2009 (amounts in thousands):

	Concrete, Aggregates and Construction Supplies	Doors
Six Months ended July 3, 2010
Net sales to external customers	$18,517	$6,740
Segment operating (loss) income	(985)	524
Operating (loss) income as a percent of sales	(5.3)%	7.8%
Segment assets as of July 3, 2010	$39,134	$6,006
Return on assets	(2.5)%	8.7%

Six Months ended July 4, 2009
Net sales to external customers	$18,030	$8,585
Segment operating (loss) income	(1,671)	978
Operating (loss) income as a percent of sales	(9.3)%	11.4%
Segment assets as of July 4, 2009	$39,952	$6,053
Return on assets	(4.2)%	16.1%

Concrete, Aggregates and Construction Supplies Segment

Sales in the Concrete, Aggregates and Construction Supplies segment decreased by approximately 2.7% in the first six months of 2010 compared to the prior year. The higher level of business in the second quarter of 2010 was sufficient to offset the low volume encountered in the first quarter. In the first quarter of 2009, the Company serviced two large commercial ready-mix concrete jobs in Pueblo. There were no similarly sized jobs in the first quarter of 2010. Concrete yardage decreased by 6.7% from the first six months of 2009. The average price of ready-mixed concrete declined by 7.9% as a result of a more intense level of competition, lower cement costs and a change in product mix. The gross profit per cubic yard of concrete was approximately $1.18 lower in 2010 as a result of the lower volume, selling prices and higher prices charged for diesel fuel. Sales of aggregates (sand, crushed limestone and gravel) including those used internally were approximately 2% higher in 2010 compared to 2009. The higher volume reflects higher sand sales and an increase in production capability at the Black Canyon Quarry. See discussion for the second quarter regarding the status of the Pikeview Quarry. The combined gross profit from all aggregate operations in the first half of 2010 was $1,003,000 compared to a loss of $160,000 in 2009. Sales of construction supplies were $500,000 lower in the first half of 2010. The related gross profit was a loss of $36,000 compared to a profit of $160,000 in the first half of 2009. There was not a significant change in either depreciation or selling and administrative expenses for this segment.

Door Segment

Sales during the first six months of 2010 in the Door segment decreased $1,845,000 or 21.5% from the comparable 2009 period as a result of the weaker construction markets. The gross profit ratio in 2010 was 24.7% compared to 25.2% in 2009 due to an intensified level of price competition. Selling expenses were reduced in response to the lower sales volume.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products group for the six months ended July 3, 2010 and July 4, 2009 (amounts in thousands):

	Heating and Cooling	Evaporative Cooling
Six Months ended July 3, 2010
Net sales to external customers	$15,901	$14,054
Segment operating (loss) income	(387)	1,600
Operating (loss) income as a percent of sales	(2.4)%	11.4%
Segment assets as of July 3, 2010	$16,506	$13,175
Return on assets	(2.3)%	12.1%

Six Months ended July 4, 2009
Net sales to external customers	$15,015	$17,359
Segment operating (loss) income	(133)	2,535
Operating (loss) income as a percent of sales	(0.9)%	14.6%
Segment assets as of July 4, 2009	$17,628	$15,877
Return on assets	(0.8)%	16.0%

Heating and Cooling Segment

Sales in the Heating and Cooling segment increased $886,000 (5.9%) in the first half of 2010 from the comparable period in 2009.   Cooler weather in April and May extended the heating season and contributed to increased furnace sales.  The gross profit ratio for this segment declined from 24.1% to 23.2% primarily due to lower margins on fan coils which was largely due to a more competitive pricing environment.  Selling and administrative expenses were higher as a result of the increased furnace sales, additional sales incentives to key furnace customers and a higher level of legal expenses associated with product liability claims.

Evaporative Cooling Segment

Sales in the Evaporative Cooling segment decreased $3,305,000 or 19.0% in the first six months of 2010 compared to the 2009 first half. The loss of a national retail account and a carryover of inventory at some customers from the previous season accounted for the lower level of sales. The gross profit ratio declined from 26.6% to 24.0% principally as the result of the lower sales and production volume. A beneficial change in product sales mix offset some of the impact of the reduced volume. Selling and administrative costs were reduced by $281,000 as a result of the lower sales and cost reductions.  As a percentage of sales, these expenses increased from 10.5% to 11.0%.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of July 3, 2010 and January 2, 2010 and affect the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates.

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

OUTLOOK

The level of construction activity in southern Colorado continues at a slow pace. Business conditions are not expected to substantially improve for the balance of 2010. Housing starts in Colorado Springs have increased modestly compared to the last two years but remain at relatively low levels. Housing construction in Pueblo is very depressed. A significant portion of the ready mix concrete volume in the second quarter was at military facilities near Colorado Springs. The Company estimates that these jobs will be completed in August or September 2010. The Company has submitted bids on other prospective commercial construction jobs but there is no assurance that the Company will be awarded the contracts. Moreover, if the Company is awarded one or more of the contracts, it is not certain when the work would commence. Under the current conditions, pricing in the CACS segment is expected to remain sharply competitive. It is difficult to predict the timing and magnitude of any general recovery of construction in the markets served.

The Door segment’s sales are also, to a significant degree, reliant on new construction. The sales backlog of the Door segment has held steady for the last few months although pricing has become more competitive.

July typically marks the end of the selling season for evaporative coolers though sales in the first part of July 2010 were above expectations.

The sales backlog for fan coil products in the Heating and Cooling segment has increased recently due to two hotel jobs although the overall commercial construction market and current bidding activity remains slow. Furnace sales so far this year benefitted from cool weather in the principal market areas in the first five months of the year. In-season furnace sales later this year will be largely weather dependent.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 3 for a discussion of recently issued accounting standards.

MATERIAL CHANGES TO CONTRACTUAL OBLIGATIONS

As discussed in Note 8, the Company entered into an amendment of its Credit Agreement with its bank lender. Other than discussed in the preceding sentence, there were no material changes to contractual obligations that occurred during the quarter ended July 3, 2010.

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

Item 4T.    Controls and Procedures

(a)                     Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) as of July 3, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were reasonably designed to ensure that all material information relating to the Company (including its subsidiaries) required to be disclosed in this quarterly report is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The material weakness reported in the 2008 and 2009 Form 10-Ks relating to accounting controls over inventory and related costs of sales reporting in the Heating and Cooling segment has been remediated. This conclusion was based in part on the results of a physical inventory taken at the end of April 2010.

(b)                     Changes in Internal Control Over Financial Reporting.

The Company continually reassesses our internal control over financial reporting and makes changes as deemed prudent. The Company had identified a material weakness in internal control over financial reporting related to accounting for inventory and related cost of sales in its Heating and Cooling segment prior to the close of the third quarter of Fiscal 2008. As part of its remediation process, the Company identified the causes that resulted in the inventory accounting errors and developed an action plan to address each of these causes. The Company believes that the changes made during 2009 and 2010 have improved the internal controls over financial reporting related to accounting for inventory and related cost of sales in its Heating and Cooling segment such that these controls can be relied upon as of July 3, 2010.

During the quarter ended July 3, 2010, there were no other material weaknesses identified in our review of internal control over financial reporting and no significant changes in the Company’s internal control over financial reporting occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting except as noted in the previous paragraph.

PART II - OTHER INFORMATION

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not purchased any of its common stock to become treasury stock during the period April 4, 2010 through July 3, 2010.

On January 19, 1999, the Company initiated purchases under the current open-ended program to repurchase its common stock. Purchases are made on the open market or in block trades at the discretion of management. The dollar amount authorized for the program has been periodically increased by the Board of Directors and approved by the Company’s lender under the Company’s prior credit facility. As of July 3, 2010, $1,307,404 of the authorized amount remains available for stock purchases. The Credit Agreement contains certain restrictions on the Company’s ability to repurchase its stock. Amendments to the Credit Agreement have retained these restrictions. See further discussion in Note 8 and the “Liquidity and Capital Resources” section of Item 2 above.

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
10.1

Credit Agreement dated April 16, 2009 among Continental Materials Corporation, as the Company, The Various Financial Institutions Party Hereto, as Lenders, and The Private Bank and Trust Company , as Administrative Agent and Arranger, filed as Exhibit 10f to Form 10-K for the year ended January 3, 2009, incorporated herein by reference; First Amendment thereto dated as of November 18, 2009, filed as Exhibit 10.1 to Form 10-K for the year ended January 2, 2010, incorporated herein by reference; and Second Amendment thereto dated April 15, 2010, filed as Exhibit 10.2 to Form 10-K for the year ended January 2, 2010, incorporated herein by reference.

31.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and Rule 13a-14(d)/15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and Rule 13a-14(d)/15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION

Date:	July 30, 2010	By:	/s/ Joseph J. Sum
Joseph J. Sum, Vice President
and Chief Financial Officer