Form 10-Q
period 2010-10-02
CONTINENTAL MATERIALS CORP
filed 2010-11-15
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.25 par value, shares outstanding at November 5, 2010: 1,598,674.

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

OCTOBER 2, 2010 and JANUARY 2, 2010

(Unaudited)

(000’s omitted except share data)

	OCTOBER 2,	JANUARY 2,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$986	$681
Receivables, net	18,549	17,001
Receivable for insured losses	607	684
Inventories:
Finished goods	7,572	6,898
Work in process	820	763
Raw materials and supplies	8,252	8,634
Refundable income taxes	1,152	1,012
Deferred income taxes	2,973	3,116
Prepaid expenses	1,492	1,582
Total current assets	42,403	40,371

Property, plant and equipment, net	24,491	27,092

Goodwill	7,229	7,229
Amortizable intangible assets, net	377	479
Cash deposits with insurance carriers	4,840	4,840
Other assets	2,389	2,101

	$81,729	$82,112

LIABILITIES
Current liabilities:
Current portion of long-term debt	$1,750	$1,375
Accounts payable and accrued expenses	13,409	12,131
Liability for unpaid claims covered by insurance	607	684
Total current liabilities	15,766	14,190

Revolving bank loan payable	5,650	5,850
Long-term debt	4,400	5,775
Deferred income taxes	3,098	3,243
Other long-term liabilities	1,854	1,868

SHAREHOLDERS’ EQUITY
Common shares, $0.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,830	1,830
Retained earnings	65,103	65,328
Treasury shares, 975,590, at cost	(16,615)	(16,615)
	50,961	51,186

	$81,729	$82,112

See notes to condensed consolidated financial statements.

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE THREE MONTHS ENDED OCTOBER 2, 2010 AND OCTOBER 3, 2009

(Unaudited)

(000’s omitted except per-share amounts)

	OCTOBER 2,	OCTOBER 3,
	2010	2009

Net sales	$29,142	$25,610

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	22,477	21,090
Depreciation, depletion and amortization	1,102	1,064
Selling and administrative	4,526	4,320

Gain on disposition of property and equipment	—	78
	28,105	26,396

Operating income (loss)	1,037	(786)

Interest expense, net	(197)	(146)
Amortization of deferred financing fees	(51)	(52)
Other income, net	(1)	40

Income (loss) from continuing operations before income taxes	788	(944)

Provision (benefit) for income taxes	70	(244)

Net income (loss) from continuing operations	718	(700)

Income (loss) from discontinued operation net of income tax benefit (provision) of $24 and ($162)	22	(282)

Net income (loss)	740	(982)

Retained earnings, beginning of period	63,363	67,420

Retained earnings, end of period	$65,103	$66,438

Net income (loss) per basic and diluted share:
Continuing operations	$.45	$(.44)
Discontinued operation	.01	(.17)
Net income (loss) per basic and diluted share	$.46	$(.61)

Average shares outstanding	1,599	1,599

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE NINE MONTHS ENDED OCTOBER 2, 2010 AND OCTOBER 3, 2009

(Unaudited)

(000’s omitted except per-share amounts)

	OCTOBER 2,	OCTOBER 3,
	2010	2009

Net sales	$84,533	$87,772

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	66,340	70,617
Depreciation, depletion and amortization	3,367	3,410
Selling and administrative	14,352	14,513

Gain on disposition of property and equipment	70	2,201
	83,989	86,339

Operating income	544	1,433

Interest expense, net	(673)	(595)
Amortization of deferred financing fees	(154)	(138)
Other income, net	27	57

(Loss) income from continuing operations before income taxes	(256)	757

(Benefit) provision for income taxes	(97)	358

Net (loss) income from continuing operations	(159)	399

Loss from discontinued operation net of income tax benefit of $41 and $1,088	(66)	(731)

Net loss	(225)	(332)

Retained earnings, beginning of period	65,328	66,770

Retained earnings, end of period	$65,103	$66,438

Net (loss) income per basic and diluted share:
Continuing operations	$(.10)	$.25
Discontinued operation	(.04)	(.46)
Net (loss) per basic and diluted share	$(.14)	$(.21)

Average shares outstanding	1,599	1,599

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 2, 2010 AND OCTOBER 3, 2009

(Unaudited)

(000’s omitted)

	OCTOBER 2, 2010	OCTOBER 3, 2009

Net cash provided by operating activities	$2,099	$1,775

Investing activities:
Capital expenditures	(687)	(1,411)
Proceeds from sale of assets	93	4,429
Net cash (used in) provided by investing activities	(594)	3,018

Financing activities:
Repayment of refinanced revolving credit facility	—	(6,400)
Payment of deferred financing fees related to new credit facility	—	(589)
(Repayments) borrowings under revolving credit facility	(200)	5,100
Repayment of refinanced long-term debt	—	(10,771)
Borrowings under new long-term debt	—	10,000
Repayment of new long-term debt	(1,000)	(2,600)
Net cash used in financing activities	(1,200)	(5,260)

Net increase (decrease) in cash and cash equivalents	305	(467)
Cash and cash equivalents:
Beginning of period	681	1,097

End of period	$986	$630

Supplemental disclosures of cash flow items:
Cash paid during the nine months for:
Interest	$664	$649
Payment of income taxes	2	526
Supplemental disclosures of noncash investing and financing activities
Note received from sale of discontinued operation	$—	$525

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

NOTES TO THE QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED OCTOBER 2, 2010

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

3.               Although the Financial Accounting Standards Board has issued new accounting standards since the end of the second quarter of 2010, the Company does not believe any of these new standards will have a material impact on the Company.

4.               Operating results for the first nine months of 2010 are not necessarily indicative of performance for the entire year due to the seasonality of most of our products. Historically, sales of the Evaporative Cooling segment are higher in the first and second quarters, sales of the CACS segment are higher in the second and third quarters and sales of the Heating and Cooling segment are higher in the third and fourth quarters. The sales of the Door segment are more evenly spread throughout the year. The economic recession that began in the latter part of 2008 has had a significant detrimental effect on the construction industry in general and on our construction related businesses in particular in 2009 and 2010 and is expected to continue to do so for the remainder of 2010.

5.               Fair value of the Company’s long-term debt is estimated based on the borrowing rates currently available to the Company for bank loans with similar terms, maturities and credit risks. The carrying amount of long-term debt represents a reasonable estimate of the corresponding fair value as the Company’s long-term debt is held at variable interest rates.

6.               There is no difference in the calculation of basic and diluted earnings per share (EPS) for the three-month or nine-month periods ended October 2, 2010 and October 3, 2009 as the Company does not have any dilutive instruments.

7.               The Company operates primarily in two industry groups, Heating, Ventilation and Air Conditioning (HVAC) and Construction Products. Within each of these two industry groups, the Company has identified two reportable segments: the Heating and

Cooling segment and the Evaporative Cooling segment in the HVAC industry group and the Concrete, Aggregates and Construction Supplies (CACS) segment and the Door segment in the Construction Products industry group.

The Heating and Cooling segment produces and sells gas-fired wall furnaces, console heaters and fan coils from the Company’s wholly-owned subsidiary, Williams Furnace Co. of Colton, California (WFC). The Evaporative Cooling segment produces and sells evaporative coolers from the Company’s wholly-owned subsidiary, Phoenix Manufacturing, Inc. of Phoenix, Arizona (PMI). Sales of these two segments are nationwide, but are concentrated in the southwestern United States. Concrete, Aggregates and Construction Supplies are offered from numerous locations along the Southern Front Range of Colorado operated by the Company’s wholly-owned subsidiaries collectively referred to as Transit Mix Concrete Co. (TMC). RMRM of Denver, formerly included in this segment, was sold on July 17, 2009 and is classified as discontinued operation (see Note 10). Doors are fabricated and sold along with the related hardware from Colorado Springs and Pueblo through the Company’s wholly-owned subsidiary, McKinney Door and Hardware, Inc. of Pueblo, Colorado (MDHI). Sales of these two segments are highly concentrated in the Southern Front Range area in Colorado although door sales are also made throughout the United States.

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

The following table presents information about reported segments for the three-month and nine-month periods ended October 2, 2010 and October 3, 2009 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

	Construction Products			HVAC Products
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Other	Total
2010
Nine Months ended October 2, 2010
Net sales to external customers	$29,008	$9,765	$38,773	$25,647	$19,846	$45,493	$9	$258	$84,533
Depreciation, depletion and amortization	2,571	108	2,679	294	345	639	49	—	3,367
Operating (loss) income	(514)	594	80	310	2,069	2,379	(1,996)	81	544
Segment assets	37,351	6,207	43,558	19,009	10,409	29,418	8,690	63	81,729
Capital expenditures (b)	425	14	439	181	64	245	3	—	687
Quarter ended October 2, 2010
Net sales to external customers	$10,491	$3,025	$13,516	$9,746	$5,792	$15,538	$2	$86	$29,142
Depreciation, depletion and amortization	836	36	872	98	115	213	17	—	1,102
Operating income (loss)	471	66	537	651	469	1,120	(647)	27	1,037
Segment assets	37,351	6,207	43,558	19,009	10,409	29,418	8,690	63	81,729
Capital expenditures (b)	46	5	51	90	39	129	3	—	183

	Construction Products			HVAC Products
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Other	Total
2009
Nine Months ended October 3, 2009
Net sales to external customers	$32,388	$11,756	$44,144	$21,320	$22,038	$43,358	$12	$258	$87,772
Depreciation, depletion and amortization	2,575	126	2,701	278	375	653	56	—	3,410
Operating (loss) income (a)	(1,601)	1,130	(471)	(869)	2,833	1,964	(141)	81	1,433
Segment assets (c)	36,007	6,509	42,516	17,101	13,141	30,242	9,291	63	82,112
Capital expenditures (b)	1,047	171	1,218	54	107	161	32	—	1,411
Quarter ended October 3, 2009
Net sales to external customers	$11,366	$3,171	$14,537	$6,305	$4,679	$10,984	$3	$86	$25,610
Depreciation, depletion and amortization	798	42	840	80	125	205	19	—	1,064
Operating income (loss) (a)	70	152	222	(736)	298	(438)	(597)	27	(786)
Segment assets (c)	36,007	6,509	42,516	17,101	13,141	30,242	9,291	63	82,112
Capital expenditures (b)	46	168	214	54	23	77	3	—	294

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

8.               Identifiable intangible assets as of October 2, 2010 include a non-compete agreement, a restrictive land covenant and the customer relationships related to purchase of the assets of ASCI in 2006. Collectively, these assets are carried at $377,000, net of $633,000 accumulated amortization. The pre-tax amortization expense for intangible assets was $34,000 for both the quarter ended October 2, 2010 and the quarter ended October 3, 2009 and $102,000 and $127,000 for the nine months ended October 2, 2010 and October 3, 2009, respectively (including the final $25,000 of amortization of a non-compete agreement related to the Door segment). Based upon the intangible assets recorded on the balance sheet at October 2, 2010, amortization expense for the next five years is estimated to be as follows: 2010 — $137,000; 2011 — $101,000; 2012 — $65,000; 2013 — $58,000  and 2014 — $52,000.

As of October 2, 2010 the recorded goodwill of $7,229,000 consisted of $6,229,000 related to the CACS segment and $1,000,000 related to the Door segment. Goodwill is not amortized but rather assessed for impairment as of the end of each fiscal year. To the extent that events occur during the year, either involving the relevant Company subsidiaries or their industries, the Company revisits its assessment of the recorded goodwill to determine if impairment has occurred and should be immediately recognized. As of October 2, 2010 and the quarter then ended, the Company has not noted any of these events or conditions.

9.               As of the period ended January 2, 2010 the Company was not in compliance with the minimum adjusted EBITDA and fixed charge coverage covenants of the Credit Agreement. As a result, effective January 1, 2010 the default rate provision of the Credit Agreement increased the interest rate on all outstanding revolving and long-term debt by 2%. Non-compliance with the financial covenants in the Credit Agreement constitutes an event of default under the agreement. Upon the occurrence of an event of default, the lenders may, among other things, terminate their lending commitments, in whole or in part, declare all or any part of the Company’s borrowings to be due and payable, and/or require the Company to collateralize with cash any or all letters of credit provided by the lender. A waiver of the event of default relating to compliance with the minimum adjusted EBITDA and fixed charge coverage covenants was granted and a second amendment to the Credit Agreement was entered into on April 15, 2010. The Company was in compliance with all covenants as of October 2, 2010 reporting tangible net worth of $36,514,000 and adjusted quarterly EBITDA, as defined, of $2,145,000. On November 12, 2010, the Company entered into a third amendment to the Credit Agreement to extend the maturity date of the credit facility to December 31, 2011. The primary conditions set forth in the second and third amendments are as follows:

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

•      The maximum credit available under the revolving credit facility line was reduced to $13,500,000 effective October 1, 2010.

•      The maturity date of the credit facility is December 31, 2011.

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

The Credit Agreement as amended on November 12, 2010 requires the Company to maintain certain financial covenants as disclosed in the table below (amounts in thousands):

Financial Covenant	Date Required	Required Amount
Minimum tangible net worth	Beginning with the end of the Second quarter of 2010	$32,000
		Modified as described in bullet #2 above
Minimum adjusted quarterly EBITDA	Quarter ended January 1, 2011	$250
	Quarter ended April 2, 2011	(600)
	Quarter ended July 2, 2011	2,100
	Quarter ended October 1, 2011	2,000
	Quarter ended December 31, 2011	500
Maximum capital expenditures (rolling twelve months)	Trailing 12 months beginning with the end of the second quarter of 2010	$ < 3,500

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

The amount classified as current for the term loan under the Credit Agreement is $1,750,000 which includes the scheduled quarterly repayments due during the next four quarters.

10.   On July 17, 2009, the Company completed the sale of all of the outstanding capital stock of RMRM, a Colorado corporation to Campbell C-Ment Contracting, Inc., a Colorado corporation. RMRM operated a ready mix concrete business in the Denver metropolitan area and had been included in the CACS reporting segment.

The net sales, pretax loss and net loss from RMRM are reported as discontinued operations for the nine and three month fiscal periods ended October 2, 2010 and October 3, 2009. The loss from discontinued operations recorded during the nine and three month fiscal periods ended October 2, 2010 consists of adjustments to liabilities retained by the Company, primarily the reserve for workers compensation. The 2009 results are summarized below (amounts in thousands):

	Nine Months Ended	Three Months Ended
	October 3, 2009	October 3, 2009
Net sales	$3,740	$213
Loss from operations	(1,172)	(120)
Loss on disposal and impairment of net assets	(647)	—
Pre-tax loss	(1,819)	(120)
Income tax benefit (provision)	1,088	(162)
Loss from discontinued operation	$(731)	$(282)

11.   The Company is involved in litigation matters related to its continuing business, principally product liability matters related to the gas-fired heating products and the fan coil products of the Heating and Cooling segment. In the Company’s opinion, none of these proceedings, when concluded, will have a material adverse effect on the Company’s consolidated results of operations of financial condition as the Company has established adequate accruals for known occurrences which represent management’s best estimate of the future liability related to these claims up to the associated deductible.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

See Note 7 for an overview of the Company.

Liquidity and Capital Resources

As noted above, various factors affect the sales of the Company’s products. Historically, the Company has experienced operating losses during the first quarter except when construction activity is strong along the Front Range of Colorado and the weather is mild. Operating results typically improve in the second and third quarters reflecting more favorable weather conditions in Colorado and the seasonal sales of the Evaporative Cooling segment; however, the Company expects construction activity along the Front Range will remain weak for the balance of 2010.

Fourth quarter results can vary based on weather conditions in Colorado as well as in the principal markets for the Company’s heating equipment. The Company typically experiences operating cash flow deficits during the first half of the year reflecting operating results, the use of sales dating programs (extended payment terms) related to the Evaporative Cooling segment and payments of the prior year’s accrued incentive bonuses and Company profit-sharing contributions, if any. As a result, the Company’s borrowings against its revolving credit facility tend to peak during the second quarter and then decline over the remainder of the year. This trend has continued in 2010.

Cash provided by operations was $2,099,000 during the first nine months of 2010 compared to the $1,775,000 of cash provided during the first nine months of 2009. The Company’s operating cash flow during the first nine months of 2010 was positive despite the operating loss primarily related to depreciation charges. Operating cash flow during the first nine months of 2009 was boosted by a net reduction in working capital in part reflecting the reduced sales volume. The cash flow generated in 2009 was significantly reduced by the Company’s need to fund $4,840,000 of cash deposits with our insurance carriers in lieu of previously issued letters of credit.

During the nine months ended October 2, 2010, investing activities used $594,000 of cash compared to the $3,018,000 of cash provided in the prior year’s period. The Company continued to limit capital expenditures during the first nine months of 2010 as sales volume remains depressed. Capital expenditures during the first nine months of 2009 included almost $541,000 incurred by the CACS segment for the completion of the slurry wall associated with the new mining phase at the Pueblo East aggregates site and $152,000 for a land movement monitoring system for the Pikeveiw Quarry related to the 2008 landslides. The proceeds from the sale of assets during the 2009 period included $2,026,000 related to the sale of land in Colorado Springs and receipt of $1,905,000 from the sale of RMRM.

Financing activities during the first nine months of 2010 used $1,200,000 as the Company repaid $200,000 of borrowings under the revolving credit facility and made all scheduled term debt payments. Financing activities used $5,260,000 of cash during the first nine months of 2009 as the Company replaced its former credit facility with a New Credit Agreement during the 2009 second quarter and used cash generated by operating and investing activities to pay down term debt and borrowings under the revolving credit facility. During the first nine months of 2010, the highest amount of Company borrowings outstanding under the revolving credit agreement was $9,100,000 and the average amount outstanding was $6,296,000.

The Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement will be sufficient to cover expected cash needs, including servicing debt and planned capital expenditures for the next twelve months. The Company expects to be in compliance with all debt covenants during this period.

Results of Operations - Comparison of Quarter Ended October 2, 2010 to Quarter Ended October 3, 2009

(In the ensuing discussions of the results of operations the term gross profit means the amount determined by deducting cost of sales before depreciation, depletion and amortization from sales. The gross profit ratio is gross profit divided by sales.)

Consolidated sales in the third quarter of 2010 were $29,142,000 or $3,532,000 (13.8%) more than sales from continuing operations in the third quarter of 2009. Sales results at the Company’s business segments were mixed. Sales at the Company’s two HVAC businesses were higher in 2010 compared to the prior year while both businesses in the Construction Products group experienced weaker sales. The consolidated gross profit ratio increased from 17.6% in the third quarter of 2009 to 22.9% in the current year quarter. The improvement in the gross profit ratio also represents varying results among the Company’s four business segments. The CACS segment achieved an improvement in its gross profit ratio principally due to reduced costs in its aggregates operations and increased sales volume of industrial sands and construction supplies. The gross profit ratio in the Door Segment declined principally due to competitive pressures. The gross profit ratio in the Evaporative Cooling segment was down less than one percentage point due to higher costs for certain raw materials. The gross profit in the Heating and Cooling Segment improved due to increased furnace sales and production volume, lower factory overhead spending and a negative inventory adjustment recorded in the third quarter of 2009. Consolidated selling and administrative expenses were just $206,000 higher in the 2010 quarter compared to the prior year. Legal expenses in the CACS and Heating & Cooling segments, as discussed below, contributed to the increased expense level. Consolidated selling and administrative expenses as a percentage of consolidated sales decreased from 16.9% to 15.5%.  The operating income for the third quarter of 2010 was $1,037,000 compared to a $786,000 operating loss from continuing operations in the third quarter of 2009.

Interest expense in the third quarter of 2010 was higher compared to the same quarter of 2009 due to higher interest rates under the current credit agreement. The average interest rate in the third quarter of 2010 was approximately 6.3% compared to approximately 5.6% in the third quarter of 2009. Average total outstanding indebtedness was approximately $12,600,000 in 2010 compared to approximately $13,650,000 in 2009.

A discussion of operations by segment follows.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products group for the quarters ended October 2, 2010 and October 3, 2009 (amounts in thousands):

	Concrete, Aggregates and Construction Supplies	Doors
Quarter ended October 2, 2010
Revenues from external customers	$10,491	$3,025
Gross profit	2,312	582
Gross profit as a percent of sales	22.0%	19.2%
Segment operating income	471	66
Operating income as a percent of sales	4.5%	2.2%
Segment assets as of October 2, 2010	$37,351	$6,207
Return on assets	1.3%	1.1%

Quarter ended October 3, 2009
Net sales to external customers	$11,366	$3,171
Gross profit	1,719	721
Gross profit as a percent of sales	15.1%	22.7%
Segment operating income	70	152
Operating income as a percent of sales	0.1%	4.8%
Segment assets as of October 3, 2009	$40,199	$5,887
Return on assets	0.0%	2.6%

Concrete, Aggregates and Construction Supplies Segment

Overall construction activity in the Company’s principal markets of Colorado Springs and Pueblo, Colorado remains slow and was so in both periods. Sales in the CACS segment decreased by approximately 7.7% in the third quarter of 2010 compared to the prior year quarter. The Company completed a large ready-mix concrete job at Fort Carson just south of Colorado Springs, Colorado early on in the third quarter of 2010. Concrete yardage declined by approximately 12% from the prior year quarter. The average price of ready-mixed concrete held steady. The gross profit per cubic yard of concrete was approximately $1.42 lower in 2010 principally as a result of higher prices paid for diesel fuel. Sales of aggregates (sand, crushed limestone and gravel) were 5.6% lower in 2010 compared to 2009. The lower volume reflects the drop in ready-mix concrete sales and the overall low level of construction activity in southern Colorado. The Pikeview Quarry remains closed although the Company is making preparations to resume limited production in the first half of 2011. The Company continues to reduce the ongoing expenses of the Pikeview Quarry since the December 2008 landslide. The combined gross profit from all aggregate operations in the third quarter of 2010 was $988,000 compared to a profit of $377,000 in 2009. The improved results reflect operating cost reductions achieved since the 2009 quarter including the reduced ongoing expenses at the Pikeview Quarry. Selling and administrative expenses for this segment increased by $76,000 principally due to higher legal expenses related to the Pikeview Quarry insurance claim and accounts receivable collection efforts.

Door Segment

Sales during the third quarter of 2010 in the Door segment decreased $146,000 or 4.6% from the comparable 2009 quarter as a result of the weaker construction markets. The gross profit percentage in 2010 was approximately 3.5 percentage points lower than in 2009 due to an intensified level of price competition. Selling and administrative expenses were reduced in response to the lower sales volume.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products group for the quarters ended October 2, 2010 and October 3, 2009 (amounts in thousands):

	Heating and Cooling	Evaporative Cooling
Quarter ended October 2, 2010
Net sales to external customers	$9,746	$5,792
Gross profit	2,493	1,249
Gross profit as a percent of sales	25.6%	21.6%
Segment operating income	651	469
Operating income as a percent of sales	6.7%	8.1%
Segment assets as of October 2, 2010	$19,009	$10,409
Return on assets	3.4%	4.5%

Quarter ended October 3, 2009
Net sales to external customers	$6,305	$4,679
Gross profit	1,003	1,047
Gross profit as a percent of sales	15.9%	22.4%
Segment operating (loss) income	(736)	298
Operating (loss) income as a percent of sales	(11.7)%	6.4%
Segment assets as of October 3, 2009	$17,959	$12,611
Return on assets	(4.1)%	2.4%

Heating and Cooling Segment

Sales in the Heating and Cooling segment increased $3,441,000 (54.6%) in the third quarter of 2010 from the comparable 2009 quarter. Sales of both furnaces and fan coils were higher in the current quarter. Business conditions for our key retail and wholesale furnace accounts were improved in 2010 compared to the prior year. Utility and state government sponsored subsidy programs provided a modest boost to furnace sales at the customer level. A large hotel job spurred fan coil sales higher than the year ago level. The gross profit ratio for this segment improved from 15.9% to 25.6% due to an increased level of furnace sales and production and lower factory overhead costs. Selling and administrative expenses were substantially unchanged in the third quarter of 2010 compared to 2009 with some cost savings initiatives during 2010 largely offset by higher legal expenses primarily related to product liability claims.

Evaporative Cooling Segment

Sales in the Evaporative Cooling segment increased $1,113,000 or 23.8% in the third quarter of 2010 compared to the 2009 quarter. The western United States experienced hot weather throughout most of the third quarter of 2010. The gross profit ratio was down from 22.4% to 21.6% due to increases in prices for certain raw materials. Selling and administrative costs were moderately higher in the third quarter of 2010 as a result of the higher sales. As a percentage of sales, these expenses decreased from 13.3% to 11.5%.

Operations - Comparison of Nine Months Ended October 2, 2010 to Nine Months Ended October 3, 2009

(In the ensuing discussions of the results of operations the term gross profit means the amount determined by deducting cost of sales before depreciation, depletion and amortization from sales. The gross profit ratio is gross profit divided by sales.)

Consolidated sales in the first nine months of 2010 were $84,533,000, 3.7% less than sales from continuing operations in the first nine months of 2009. While sales in the second and third quarter of 2010 were higher than the previous year this was not sufficient to overcome a very weak first quarter. Sales results at three of the four business segments were lower in the first nine months of 2010. Only the Heating and Cooling segment realized increased sales. The consolidated gross profit ratio was 21.5% in the first nine months of 2010 compared to 19.5% for the same period in 2009. The Concrete Aggregates and Construction Supplies and the Heating and Cooling segments realized improved gross profit ratios. The other two business segments experienced lower gross profit ratios due to increased raw material costs or to competitive pricing pressures. Consolidated selling and administrative expenses were $161,000 lower in the first nine month of 2010 compared to the prior year. Consolidated selling and administrative expenses, as a percentage of consolidated sales, increased from 16.5% to 17.0%.

The operating profit for the first nine months of 2010 was $544,000 compared to a $1,433,000 operating profit from continuing operations in 2009. However, the operating profit for the first nine months of 2009 included a $2,026,000 gain on the sale of a portion of the Company’s sand property in Colorado Springs.

Interest expense in the first nine months of 2010 was slightly higher compared to the same period of 2009. Higher interest rates under the current credit agreement were partially offset by reduced outstanding borrowings. The average interest rate in the first nine months of 2010 was approximately 6.50% compared to approximately 4.60% in 2009. Average total outstanding indebtedness was approximately $13,300,000 in the first nine months of 2010 compared to approximately $17,200,000 in 2009. The reduction in outstanding indebtedness was due principally to reduced capital spending, a reduction in working capital and proceeds from the sale of Rocky Mountain Ready Mix in July 2009.

A discussion of operations by segment follows.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products group for the nine months ended October 2, 2010 and October 3, 2009 (amounts in thousands):

	Concrete, Aggregates and Construction Supplies	Doors
Nine Months ended October 2, 2010
Net sales to external customers	$29,008	$9,765
Gross profit	5,053	2,245
Gross profit as a percent of sales	17.4%	23.0%
Segment operating (loss) income	(514)	594
Operating (loss) income as a percent of sales	(1.2)%	6.1%
Segment assets as of October 2, 2010	$37,351	$6,207
Return on assets	(1.4)%	9.6%

Nine Months ended October 3, 2009
Net sales to external customers	$32,388	$11,756
Gross profit	4,626	2,884
Gross profit as a percent of sales	14.3%	24.5%
Segment operating (loss) income	(1,601)	1,130
Operating (loss) income as a percent of sales	(4.9)%	9.6%
Segment assets as of October 3, 2009	$40,199	$5,887
Return on assets	(4.0)%	19.2%

Concrete, Aggregates and Construction Supplies Segment

Sales in the CACS segment decreased by approximately 10.4% in the first nine months of 2010 compared to the prior year. The lower level of business reflects the slowdown in all construction activity in southern Colorado. Concrete yardage decreased by 8.5% compared to the first nine months of 2009. The average price of ready-mixed concrete declined by 4.9% as a result of a more intense level of competition, lower cement costs and a change in product mix. The gross profit per cubic yard of concrete was approximately $2.26 lower in 2010 as a result of the lower volume, lower selling prices and higher prices charged for diesel fuel. Sales of aggregates (sand, crushed limestone and gravel) were approximately 1.4% lower in 2010 compared to 2009. The increased production capability at the Black Canyon Quarry was an offsetting factor to the general slowdown in local demand for aggregate products. See discussion for the third quarter regarding the status of the Pikeview Quarry. The combined gross profit from all aggregate operations in the first nine months of 2010 was $2,064,000 compared to a gross profit of $123,000 in 2009. The improved results in the aggregate operations reflect reduced operating costs including a lower level of ongoing expenses at the Pikeview Quarry. The increased production level at the Black Canyon Quarry also contributed to the improved results of the aggregate business. There was not a significant change in either depreciation or selling and administrative expenses for this segment when comparing the two nine month periods.

Door Segment

Sales during the first nine months of 2010 in the Door segment decreased $1,991,000 or 16.9% from the comparable 2009 period as a result of the weaker construction markets. The gross profit ratio in 2010 was 23.0% compared to 24.5% in 2009 due to the reduced sales volume and an intensified level of price competition. Selling expenses were reduced in response to the lower sales volume.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products group for the nine months ended October 2, 2010 and October 3, 2009 (amounts in thousands):

	Heating and Cooling	Evaporative Cooling
Nine Months ended October 2, 2010
Net sales to external customers	$25,647	$19,846
Gross profit	6,070	4,628
Gross profit as a percent of sales	23.7%	23.3%
Segment operating income	310	2,069
Operating income as a percent of sales	1.2%	10.4%
Segment assets as of October 2, 2010	$19,009	$10,409
Return on assets	1.6%	19.9%

Nine Months ended October 3, 2009
Net sales to external customers	$21,320	$22,038
Gross profit	4,626	5,662
Gross profit as a percent of sales	21.7%	25.7%
Segment operating (loss) income	(869)	2,833
Operating (loss) income as a percent of sales	(5.5)%	12.9%
Segment assets as of October 3, 2009	$17,959	$12,611
Return on assets	(4.8)%	22.5%

Heating and Cooling Segment

Sales in the Heating and Cooling segment increased $4,327,000 (20.3%) in the first nine month of 2010 from the comparable period in 2009. Cooler weather in April and May extended the heating season and contributed to increased furnace sales. Initial stocking orders for the forthcoming heating season from key accounts were higher in 2010 reflecting improved business conditions for most of our customers. The fan coil market is moderately stronger in 2010 compared to 2009 when construction projects were deferred or suspended due to the uncertainty of the economy or financing markets. The gross profit ratio for this segment increased from 21.7% to 23.7% primarily due to a higher level of furnace production and tighter controls over manufacturing overhead spending. Selling and administrative expenses were higher as a result of the increased furnace sales, additional sales incentives to key furnace customers and a higher level of legal expenses associated with product liability claims.

Evaporative Cooling Segment

Sales in the Evaporative Cooling segment decreased $2,192,000 or 9.9% in the first nine months of 2010 compared to the same period in 2009. The loss of a national retail account and a carryover of inventory at some customers from the previous season accounted for the lower level of sales. The gross profit ratio declined from 25.7% to 23.3% principally as the result of the lower sales and production volume and increases in certain raw material costs in the third quarter of 2010. A beneficial change in product sales mix offset some of the impact of the reduced volume and higher material costs. Selling and administrative costs were reduced by $240,000 as a result of the lower sales and cost reductions. As a percentage of sales, these expenses were unchanged at 11.1% for both periods.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of October 2, 2010 and January 2, 2010 and affect the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates.

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

OUTLOOK

The level of construction activity in southern Colorado continues at a slow pace. Housing starts in Colorado Springs have increased modestly compared to the last two years but remain at relatively low levels. Housing construction in Pueblo is very depressed. Although business conditions are not expected to substantially improve for the balance of 2010, two relatively large industrial projects in Pueblo and two highway projects in Colorado Springs could aid fourth quarter sales volume provided the weather remains favorable. Under the current conditions, pricing in the CACS segment is expected to remain sharply competitive. It is difficult to predict the timing and magnitude of any general recovery of construction in the markets served.

The Door segment’s sales are also, to a significant degree, reliant on new construction. The sales backlog of the Door segment at the end of September 2010 is lower than at September 2009 but has improved slightly since June. Pricing remains highly competitive.

July typically marks the end of the selling season for evaporative coolers though more favorable weather conditions throughout the third quarter of 2010 resulted in sales outpacing the third quarter of 2009. Sales during the fourth quarter are preseason orders and are highly dependent upon the timing these orders are placed by our customers.

The sales backlog for fan coil products in the Heating and Cooling segment has increased recently due to some increase in bidding activity as some construction projects which were previously deferred are now moving forward. However, the overall commercial construction market is expected to remain slow. Furnace sales got off to a strong start in September although sales for the remainder of the year will be largely weather dependent.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 3 for a discussion of recently issued accounting standards.

MATERIAL CHANGES TO CONTRACTUAL OBLIGATIONS

As discussed in Note 9, the Company entered into an amendment of its Credit Agreement with its bank lender. Other than discussed in the preceding sentence, there were no material changes to contractual obligations that occurred during the quarter ended October 2, 2010.

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

Item 4T.     Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) as of October 2, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were reasonably designed to ensure that all material information relating to the Company (including its subsidiaries) required to be disclosed in this quarterly report is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The material weakness described in the 2008 and 2009 Form 10-Ks relating to accounting controls over inventory and related recording of costs of sales in the Heating and Cooling segment was reported as remediated in Item 4T of the Form 10-Q filed for the quarter ended July 3, 2010.

(b)       Changes in Internal Control Over Financial Reporting.

The Company continually reassesses its internal control over financial reporting and makes changes as deemed prudent. The Company had identified a material weakness in internal control over financial reporting related to accounting for inventory and related cost of sales in its Heating and Cooling segment prior to the close of the third quarter of Fiscal 2008. As part of its remediation process, the Company identified the causes that resulted in the inventory accounting errors and developed an action plan to address each of these causes. The Company concluded that the changes made during 2009 and the first two quarters of 2010 improved the internal controls over financial reporting related to accounting for inventory and related cost of sales in its Heating and Cooling segment such that these controls can be relied upon as of October 2, 2010.

During the quarter ended October 2, 2010, there were no material weaknesses identified in our review of internal control over financial reporting and no significant changes in the Company’s internal control over financial reporting occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not purchased any of its common stock to become treasury stock during the period July 3, 2010 through October 2, 2010.

On January 19, 1999, the Company initiated purchases under the current open-ended program to repurchase its common stock. Purchases are made on the open market or in block trades at the discretion of management. The dollar amount authorized for the program has been periodically increased by the Board of Directors and approved by the Company’s lender under the Company’s prior credit facility. As of October 2, 2010, $1,307,404 of the authorized amount remains available for stock purchases. The Credit Agreement contains certain restrictions on the Company’s ability to repurchase its stock. Amendments to the Credit Agreement have retained these restrictions. See further discussion in Note 9 and the “Liquidity and Capital Resources” section of Item 2 above.

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

10

Credit Agreement dated April 16, 2009 among Continental Materials Corporation, as the Company, The Various Financial Institutions Party Hereto, as Lenders, and The Private Bank and Trust Company , as Administrative Agent and Arranger, filed as Exhibit 10f to Form 10-K for the year ended January 3, 2009, incorporated herein by reference; First Amendment thereto dated as of November 18, 2009, filed as Exhibit 10.1 to Form 10-K for the year ended January 2, 2010, incorporated herein by reference; Second Amendment thereto dated April 15, 2010, filed as Exhibit 10.2 to Form 10-K for the year ended January 2, 2010, incorporated herein by reference; and Third Amendment thereto dated November 12, 2010 filed herewith as Exhibit 10.1.

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

CONTINENTAL MATERIALS CORPORATION

Date:	November 15, 2010	By:	/s/ Joseph J. Sum
Joseph J. Sum, Vice President
and Chief Financial Officer