Form 10-K
period 2011-01-01
CONTINENTAL MATERIALS CORP
filed 2011-04-15
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value (based on June 30, 2010 closing price) of voting stock held by non-affiliates of registrant: Approximately $8,556,357

Number of common shares outstanding at April 13, 2011: 1,610,278.

Incorporation by reference: Portions of registrant’s definitive proxy statement for the 2011 Annual Meeting of stockholders to be held May 25, 2011 into Part III of this Form 10-K. The definitive proxy statement is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.

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

The Heating and Cooling segment produces and sells gas-fired wall furnaces, console heaters and fan coils from the Company’s wholly-owned subsidiary, Williams Furnace Co. (WFC) of Colton, California. The Evaporative Cooling segment produces and sells evaporative coolers from the Company’s wholly-owned subsidiary, Phoenix Manufacturing, Inc. (PMI) of Phoenix, Arizona. Concrete, Aggregates and Construction Supplies (CACS) are offered from numerous locations along the Southern portion of the Front Range of Colorado operated by the Company’s wholly-owned subsidiaries Castle Concrete Company and Transit Mix Concrete Co., of Colorado Springs and Transit Mix of Pueblo, Inc. of Pueblo (the three companies are collectively referred to as TMC). Doors are fabricated and sold along with the related hardware, including electronic access hardware, from the Company’s wholly-owned subsidiary, McKinney Door and Hardware, Inc. (MDHI), which operates out of facilities in Pueblo and Colorado Springs, Colorado.

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

During the past three years the only change in the Company’s business was the sale of Rocky Mountain Ready Mix Concrete, Inc. (RMRM) of Denver. The Company completed the sale of all of the outstanding capital stock of RMRM, a Colorado corporation to Campbells C-Ment Contracting, Inc., a Colorado corporation, on July 17, 2009. RMRM operated a ready mix concrete business in the Denver metropolitan area and had been included in the CACS reporting segment. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 — Financial Statements and Supplementary Data for further details.

Overall, sales in the CACS segment have remained weak due to the very low level of construction activity along the Southern Front Range of Colorado. In addition, the continued low volume has increased downward pressure on pricing despite increased costs. The nationwide depressed construction activity has also affected the sales volume of the Door segment. Sales of the Heating and Cooling segment and the Evaporative Cooling segment have been less affected. Fan coil sales improved during the year however overall industry demand remains well below prior years’ levels as construction, especially in the commercial sector has also exhibited significant weakness. Additional financial information relating to industry segments appears in Note 14 of this Form 10-K. References to a “Note” refer to the “Notes to Consolidated Financial Statements.”

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

During 2010, no customer accounted for 10% or more of the total sales of the Company.

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

BACKLOG

At January 1, 2011, the Heating and Cooling segment had a backlog of approximately $1,409,000 ($3,252,000 at January 2, 2010) primarily relating to orders that are expected to be filled during the first half of 2011 although some fan coil projects may extend past this timeframe. The decrease is primarily due to the reduction of fan coil orders which is directly related to the nationwide decline in construction activity.

At January 1, 2011, the Evaporative Cooling segment had a backlog of approximately $432,000 ($489,000 at January 2, 2010) primarily due to preseason orders placed prior to year end. This backlog is expected to be filled during the first quarter of 2011 and is not necessarily indicative of the sales level that will be realized during 2011.

At January 1, 2011, the CACS segment had a backlog of approximately $12,286,000 ($12,436,000 at January 2, 2010). The backlog relates primarily to construction contracts awarded and expected to be filled during 2011.

At January 1, 2011, the Door segment had a backlog of approximately $3,822,000 ($2,767,000 at January 2, 2010) primarily relating to orders that are expected to be filled during 2011. The higher backlog is primarily due to the timing of shipments related to current orders and is not necessarily indicative of the sales level that will be realized during 2011 as the level of bidding remains depressed and pricing highly competitive due to the overall slow economy and the decline in construction.

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

MANUFACTURING

The Company conducts its manufacturing operations through a number of facilities as more completely described in Item 2 — Properties below.

Due to the seasonality of the HVAC businesses and to balance production throughout the year, furnaces and evaporative coolers are built during their off seasons in order for the Company to have adequate supplies to sell during the season. Although sales are made throughout the year, sales volume is generally higher from September through January for furnaces while sales volume of evaporative coolers is generally higher from March through July.

In general, the Company can obtain the raw materials required by our operations in all segments from various sources in the quantities desired. The Company’s CACS segment has historically purchased most of its cement requirements from a single supplier in order to obtain favorable pricing. Although there have been times during heavy construction periods that there has been some scarcity of cement supply, the Company does not expect to encounter this situation in the foreseeable future due to the decline in construction activity and the recent completion of a new cement mill near Pueblo, Colorado. The Company has no long-term supply contracts and does not consider itself to be dependent on any individual supplier. MDHI is an authorized distributor of a major manufacturer of hollow metal doors and hardware. MDHI has historically purchased the majority of its hardware primarily from this supplier in order to obtain favorable volume related pricing; however, other suppliers are available.

The Company mines aggregates (rock, gravel and sand) from various owned and leased properties in Colorado. Colorado mining permits require permit holders to perform reclamation work in order to return the mined areas to a beneficial use. These requirements are similar in nature to those included in the mining permits of our competitors. Reclamation costs have increased since the mid-1990’s as the Company has engaged in enhanced reclamation projects that exceed the stated requirements. The enhanced reclamation efforts are being performed, in part, to establish community goodwill. The Company performs the majority of the reclamation work using existing production employees and equipment primarily at times when production is curtailed due to inclement weather or decreased demand for our products. Consequently, the reclamation work to date has had a minimal impact on our capital expenditures. The operations of our aggregates sites have been adversely affected by the shutdown of the Pikeview Quarry in December 2008 due to a landslide. The Colorado Division of Reclamation, Mining and Safety (DRMS) ordered that the quarry be shut down until such time as the Company submits a new mining and reclamation plan. The DRMS has given the Company an extension until May 13, 2011 to submit a revised plan. The Company and its consultants are working on such plan which, if approved by the DRMS, would permit the Company to resume production at the Pikeview Quarry. The Company believes that ultimately an acceptable plan for mining and reclamation will be developed and that the quarry will be reopened during 2011. The effect of reopening the Pikeview Quarry on future capital expenditures has not been determined, however, management expects that the total required capital expenditures will be less than $1,000,000. See the discussion on the Results of Operations for information on the effect of the Pikeview shutdown on the CACS segment results.

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

Evaporative Cooling — The Company manufactures evaporative air coolers at a plant in Phoenix, Arizona. The principal competitor is Essick Air Products, Inc. and its subsidiary Champion Cooler Corp. A number of foreign producers also distribute evaporative cooling products in the U.S. All producers of evaporative air coolers typically compete aggressively on the basis of price, product features and product availability during the cooling season.

Concrete, Aggregates and Construction Supplies — This segment operates in highly competitive markets along the Southern Front Range of Colorado. The Company competes with a large multinational producer as well as regional and small local producers. The Company is one of five companies producing ready mix concrete in the Colorado Springs area and one of two companies producing ready mix concrete in the Pueblo area. Because of the relatively high transportation costs associated with concrete, the level of competition is heavily influenced by the distance from production facilities to markets served. Price, plant location, transportation costs, service, product quality and reputation are major factors that affect competition among the ready mix concrete producers. The Company is one of five producers of aggregates in the Colorado Springs and Pueblo marketing areas although four other producers ship product into these two markets. All producers compete on the basis of price, quality of material and service.

The Company’s sales of rebar and other construction supplies in the Colorado Springs and Pueblo metropolitan areas are subject to intense competition from three larger companies in Denver, four companies in Colorado Springs and one in Pueblo although a number of small local competitors are also in the market. However, the Company believes it can compete effectively because many of our customers also purchase concrete and aggregates from us which our competitors for these product lines do not offer. In addition, the Company believes its Pueblo location has a slight competitive advantage with respect to the three Denver companies based upon delivery costs.

Door — The Company sells hollow metal doors, door frames and other hardware throughout the United States although sales are primarily in Colorado and adjacent states. There are numerous competitors which compete aggressively based on price and delivery times.

EMPLOYEES

The Company employed 623 people as of January 1, 2011. Employment varies throughout the year due to the seasonal nature of the businesses. A breakdown of the current and prior year’s employment at year-end by segment was:

	2010	2009
Heating and Cooling	234	225
Evaporative Cooling	121	131
Concrete, Aggregates and Construction Supplies	209	229
Door	43	43
Corporate Office	16	16
Total	623	644

The Heating and Cooling segment reported a slight increase in headcount in response to the increase in sales. All other segments reported lower headcounts primarily due to the decline in sales. The reduction was largely in the direct and indirect labor categories although office personnel and supervisory personnel were also affected.

The factory employees at the Colton, California plant are represented by the Carpenters Local 721 Union under a contract that expires January 1, 2014. The Company considers relations with its employees and with their union to be good. There are no unions at any of the Company’s other operations.

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

In 2010, our capital expenditures and remediation expenses for environmental matters, except those expenses related to our mining reclamation efforts, were not material to our financial condition. Because of the complexity and ever-changing nature of environmental laws and regulations, we cannot predict whether capital expenditures and remediation expenses for future environmental matters will materially affect our financial condition, results of operations or liquidity.

AVAILABLE INFORMATION

The Company electronically files various reports and other information with the Securities and Exchange Commission (SEC) including this annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding the Company. Access to this information is available free of charge at the SEC’s website at http://www.sec.gov. This information may also be accessed at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 on business days during the hours of 10 a.m. to 3 p.m. Information regarding the SEC’s Public Reference Room may be obtained by telephone at 1-800-SEC-0330.

Item 1A.           RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and as such, are not required to provide information in response to this item.

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

The CACS segment serves the Colorado ready-mix concrete market from seven owned batch plants. In addition, the Company currently operates aggregate processing facilities on three owned and two leased mining properties. All but one of the mining properties are located in or near Colorado Springs or Pueblo. These properties presently provide the aggregate requirements of our Colorado Springs and Pueblo ready mix concrete business as well as selling product to independent customers. During 2008 the Pikeview Quarry experienced a landslide that closed the quarry. The quarry remains closed through the date of this report. For further information, see the CACS segment in Management’s Discussion and Analysis of Financial Condition and Results of Operations below. In general, the leased mining properties are on long-term leases with payment based upon the number of tons mined. The lease of an aggregates property in Pueblo, Colorado also requires minimum annual royalty payments. See Note 9 for the schedule of future minimum payments. Construction supplies are sold from owned facilities adjacent to the main batch plants in Colorado Springs and Pueblo. All of the CACS segment’s facilities are located along the Southern Front Range in Colorado and, in the opinion of management, are in good condition and sufficient for the Company’s current needs. The Company also leases one other aggregate deposit along the Southern Front Range that is not currently in production. In the opinion of management, the owned and leased properties contain permitted and mineable reserves sufficient to service customers’ and our own sand, rock and gravel requirements for the foreseeable future.

The Door segment operates out of an owned facility in Colorado Springs and a leased facility in Pueblo, Colorado. The facilities are, in the opinion of management, in good condition and sufficient for the Company’s current needs.

Product volumes at all of the facilities of the Company are subject to seasonal fluctuations, but in the opinion of management, the facilities are generally well utilized. The current extreme reduction in construction activity throughout the country and particularly along the Southern Front Range has reduced product volumes causing an underutilization of the facilities and equipment in the CACS segment. Similarly, the downturn in construction, especially commercial construction, has reduced the utilization of the facility and equipment used to produce our fan coil product in the Heating and Cooling segment.

The corporate office operates out of leased office space in Chicago, Illinois.

Item 3.              LEGAL PROCEEDINGS

The Company is involved in litigation matters related to its continuing business, principally product liability matters related to the gas-fired heating products and the fan coil products in the Heating and Cooling segment. In the Company’s opinion, none of these proceedings, when concluded, will have a material adverse effect on the Company’s consolidated results of operations or financial condition as the Company has established adequate accruals for known occurrences which represent management’s best estimate of the future liability related to these claims up to the associated deductible. See Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 6.

Item 4.              REMOVED AND RESERVED

PART II

Item 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common stock of Continental Materials Corporation is traded on the NYSE Amex under the symbol CUO. Market sales prices for the fiscal quarters of the past two years are:

		High	Low
2010	Fourth Quarter	$22.35	$14.57
	Third Quarter	17.97	10.75
	Second Quarter	18.00	11.45
	First Quarter	16.46	11.02

2009	Fourth Quarter	$13.25	$9.71
	Third Quarter	11.07	7.72
	Second Quarter	14.59	11.07
	First Quarter	16.86	13.60

At April 5, 2011, the Company had approximately 327 shareholders.

The Company has never paid, nor does it currently intend to declare, any dividends. The Company’s policy of reinvesting earnings from operations is reviewed periodically by the Board of Directors.

The Company has not purchased any of its common stock during the period October 3, 2010 through January 1, 2011.

The Company established an open-ended program to repurchase its common stock under which the Board authorized purchases up to a maximum amount of $2,750,000. Repurchases may be made on the open market or in block trades at the discretion of management. As of January 1, 2011, $1,307,404 of the authorized amount remains available for stock repurchases.

On April 16, 2009, the Company entered into a credit agreement with a bank which contains certain restrictions on the Company’s ability to repurchase its stock. Amendments to the credit agreement have retained these restrictions. See further discussion in the “Financial Condition, Liquidity and Capital Resources” section of Item 7 below.

Item 6.    SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide information in response to this item.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(References to a “Note” are to the Notes to Consolidated Financial Statements contained elsewhere in this report)

COMPANY OVERVIEW

As discussed in Item 1- Business, the Company operates primarily in two industry groups, HVAC and Construction Products. Within each of these two industry groups, the Company has identified two reportable segments: the Heating and Cooling segment and the Evaporative Cooling segment in the HVAC industry group and the Concrete, Aggregates and Construction Supplies segment and the Door segment in the Construction Products industry group.

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

Sales of all four segments are affected by the level of construction activity in the areas served and general economic conditions; however sales of furnaces and evaporative coolers are less affected by the level of construction activity as a large portion of their sales are for replacements. Weather conditions in the areas served also affect sales. Sales in all four segments were affected by these factors in both 2010 and 2009.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations in 2010 was $2,838,000 despite a net loss of $381,000. The positive cash flow in 2010 is reflective of depreciation and amortization charges of $4,381,000. The reduced cash flow as compared to that generated in 2009 was due to the reduction of working capital during 2009 as discussed below. Net working capital items increased in spite of the recovery of $1,375,000 of prior years federal income taxes resulting from the carryback of the Company’s 2009 net operating loss. Accounts receivable increased by $3,208,000 due to higher sales in the fourth quarter of 2010 compared to the comparable 2009 quarter.

Cash provided from operations in 2009 was $7,219,000 despite a net loss of $1,442,000. The principal source of cash flow from operations was a reduction in net working capital. Inventories were reduced by $6,878,000 in total as all of the Company’s business segments reduced inventories in response to a weak economy and more specifically lower sales in all but the Evaporative Cooling segment. The most significant inventory reduction was in the Heating and Cooling segment in response to a significant reduction in fan coil demand, a reduced production schedule for furnaces and stronger than expected furnace sales in the fourth quarter of 2009. Inventories were reduced in that segment by $5,235,000. As a result of the lower sales, accounts receivable decreased by $4,107,000. The accounts receivable and inventory reduction were offset to some extent by a $4,404,000 reduction in accounts payable and accrued expenses, which is also reflective of the lower level of sales.

Investing activities during 2010 used cash of $772,000, compared to the $1,966,000 of cash generated from investing activities during 2009. The Company continued to limit capital expenditures during 2010 as sales volume remains depressed. Capital expenditures during 2010 included $303,000 for the buyout of three leased loaders in the CACS segment. The remaining expenditures were primarily for routine replacement or refurbishing of equipment in all of the segments.

Investing activities in 2009 generated a net positive cash flow of $1,966,000. Cash proceeds from the sale of property and equipment were $2,250,000 including $2,026,000 received from the sale of a portion of the Company’s sand property in Colorado Springs (See discussion under Results of Operations). The Company also sold its Denver-based ready mix business, RMRM in July 2009 for total consideration of $2,385,000. Cash of $1,905,000 and a note receivable of $480,000 were received at the closing. After deducting $41,000 cash retained by RMRM at the time of the closing the net cash proceeds from the sale were $1,864,000. Capital expenditures in 2009 were $2,148,000 primarily in the CACS segment including $598,000 to purchase two aggregates plants that were previously leased, $541,000 to complete the slurry wall associated with the new mining phase at the Pueblo aggregates operation, $193,000 to purchase mixer trucks that were previously leased and $167,000 for the land movement monitoring system for the Pikeview Quarry. The Door segment spent $175,000 in 2009 for a new roof for its Colorado Springs fabrication and office facility.

During 2010, financing activities used $1,715,000 to reduce long-term debt by $1,615,000, including $1,375,000 of scheduled principal repayments, and pay $100,000 against the revolving bank loan.

During 2009, net cash used in financing activities was $9,601,000. Funded debt, consisting of long-term debt and a revolving bank loan, was reduced by a total of $4,172,000. Long-term debt was reduced by $3,622,000 including scheduled principal repayments of $1,164,000. In addition $2,100,000 of the proceeds from the sale of RMRM and the Colorado Springs sand property were used to pay down the long-term debt. The remaining $358,000 reduction in long-term debt was paid at the time of the April 16, 2009 refinancing with proceeds from the revolving bank loan. The revolving bank loan was reduced by $550,000 including the $358,000 borrowed to pay down the long-term debt. In 2009 the Company deposited cash of $4,840,000 with its casualty insurer to secure self-insured claims under its casualty insurance program. Previously, these claims were secured by a bank letter-of credit. The Company paid $589,000 in financing fees and other expenses associated with the refinancing.

Budgeted capital spending for 2011 is approximately $2,800,000. Projected depreciation, depletion and amortization are approximately $4,475,000.  Planned capital expenditures in the CACS segment include conveyer belts for the Pueblo aggregates operation and retrofitting certain equipment for use in the Pikeview Quarry expected to be reopened during 2011. Capital expenditures in the other three segments include various production equipment, tooling and dies. The Company expects to fund the planned capital expenditures from operating cash flow or funds available from the revolving credit facility.

Sales of the Company’s HVAC products are seasonal except for fan coils. Sales of furnaces, heaters and evaporative coolers are sensitive to weather conditions particularly during the peak selling season. Fan coil sales are, to a significant extent, dependent on commercial construction, particularly for hotels. Revenues in the CACS segment are primarily dependent on the level of construction activity along the Front Range in southern Colorado. The level of construction activity over the past two years has been depressed due to the economic downturn, tighter credit markets and large quantity of repossessed homes for sale. This situation has prevailed throughout most of the United States. Price competition tends to intensify in this segment when demand is weak. Inclement weather during the winter months in southern Colorado can result in significantly reduced sales in those months even under robust economic conditions. Sales for the Door segment are not as seasonal nor are they much affected by weather conditions. Historically, the Company has experienced operating losses during the first quarter except when the weather is mild and demand strong along the Front Range. Operating results typically improve in the second and third quarters reflecting more favorable weather conditions in southern Colorado and the seasonal sales of the Evaporative Cooling segment. Fourth quarter results can vary based on weather conditions in Colorado as well as in the principal markets for the Company’s heating equipment. The Company typically experiences operating cash flow deficits during the first half of the year reflecting operating results, the use of sales dating programs (extended payment terms) related to the Evaporative Cooling segment and payments of the prior year’s accrued incentive bonuses and Company profit-sharing contributions, if any. As a result, the Company’s borrowings against its revolving credit facility tend to peak during the second quarter and then decline over the remainder of the year.

Revolving Credit and Term Loan Agreement

On April 16, 2009, the Company entered into a secured credit agreement (Credit Agreement) under which the bank lender initially provided a total credit facility of $30,000,000, consisting of a $20,000,000 revolving credit facility (with credit availability reduced by letters of credit that may be issued by the lender on the Company’s behalf) and a $10,000,000 term loan. Borrowings under the Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles, certain real estate and the common stock of all of the Company’s subsidiaries. Borrowings under the revolving credit facility are limited to 80% of eligible accounts receivable and 50% of eligible inventories. Effective April 15, 2010, inventory borrowings are limited to a maximum of $6,750,000. Borrowings under the Credit Agreement bear interest based on a London Interbank Offer Rate (LIBOR) or prime rate based option. Under the prior three amendments to the Credit Agreement (Amended Credit Agreement), the interest rate is 4.0% over LIBOR but with a LIBOR floor of 2.0% (the Company’s effective LIBOR borrowing rate is currently 6.0%). The prime rate option is 1.75% over prime but with a prime floor of 4% (the Company’s current effective borrowing rate is 5.75%). The Amended Credit Agreement also reduced the credit available under the revolving credit facility line to $13,500,000 however; the maturity date of the credit facility was extended to December 31, 2011. The Amended Credit Agreement requires the Company to maintain certain levels of tangible net worth, achieve minimum adjusted quarterly EBITDA (earnings before interest, income taxes, depreciation and amortization) and limits the amount of annual capital expenditures. Additional borrowings, acquisition of stock of other companies, purchase of treasury shares and payment of cash dividends are either limited or require prior approval by the lender. Payment of accrued interest is due monthly or at the end of the applicable LIBOR period on both the revolving credit borrowings and the term debt borrowings. Principal payments under the term loan are due quarterly with a final payment of all remaining unpaid principal at the maturity date.

Outstanding borrowings under the revolving credit facility as of January 1, 2011 were $5,750,000. The highest balance outstanding on the revolving credit facility during 2010 was $9,100,000. Average outstanding revolving credit during the year was $5,940,000. The weighted average interest rates on the outstanding revolving credit and term debt in 2010 and 2009 were 6.5% and 4.8%, respectively, including the effect of the interest rate swap discussed below. At all times since the inception of the Credit Agreement, the Company had sufficient qualifying and eligible assets such that the maximum revolving credit facility was immediately available and is expected to be available for the foreseeable future.

The lender required the Company to enter into an interest rate swap transaction to hedge the interest rate on $5,000,000 of term debt. On May 29, 2009 the Company entered into an interest rate swap transaction for a notional amount of $5,000,000, whereby the Company pays a fixed rate of 3.07% on $5,000,000 and receives a floating rate equivalent to the 30 day LIBOR rate but not less than 2.0%. Since the inception of this agreement the 30 day LIBOR rate has remained below 2.0%. Hence, the effect of the transaction has been, thus far, to increase the Company’s effective interest rate on $5,000,000 of its outstanding term debt by 1.07%. The notional amount decreases as follows:

•	September 30, 2011	$500,000
•	December 31, 2011	$500,000
•	March 31, 2012	$500,000

The interest rate swap transaction terminates on April 16, 2012.

In April 2009 the Company deposited cash of $4,840,000 with its casualty insurance carrier to serve as collateral for the self-insured obligations under the Company’s casualty insurance program. This deposit was funded with borrowings under the revolving credit line. Previously these obligations were secured by a bank letter of credit.

The Company was in compliance with all covenants of the Amended Credit Agreement at January 1, 2011. The Company obtained a Fifth Amendment to the Credit Agreement effective April 14, 2011 in order to extend the maturity date of the revolving credit and to amend other terms. The Fifth Amendment provides for the following:

•      The Company must maintain a Fixed Charge Coverage Ratio of 1.15 tested quarterly on a trailing twelve months basis commencing with the fiscal quarter ending July 2, 2011.

•      The Company must maintain a minimum Tangible Net Worth of $32,000,000 plus 50% of future net income. At January 1, 2011, the Company’s tangible net worth, as defined, was $38,860,000.

•      Annual capital expenditures may not exceed $3,500,000.

•      The maximum revolving credit facility line will remain at $13,500,000 until January 1, 2012, when it will be reduced to $12,000,000.

•      The maturity date of the credit facility is extended to May 1, 2013.

•      A performance based interest rate pricing grid has been added based upon the Leverage Ratio achieved. The LIBOR borrowing rate ranges from 2.25% to 4.25% over LIBOR, with a LIBOR floor of 1%. The prime or base borrowing rate ranges from 0.25% to 2.0% over the prime rate, with a prime rate floor of 3%.

•      The interest rate swap transaction will remain in effect as described above.

•      The term loan principal repayment schedule is revised. See Note 5 for the amended schedule.

•      The Company has entered into an agreement to distribute a product currently being developed by a third party. Should the product be successfully developed such that it results in a commercially salable product, the Company, through a newly formed subsidiary, is likely to incur start-up costs and other expenses prior to the realization of revenues by this new business venture. Should such expenses cause the Company to fail to meet the fixed charge ratio noted above, the Fifth Amendment allows the Company to cure such default by obtaining unsecured subordinated loans and to include the amount of such subordinated loans (Fixed Charge Cure Amount) in the calculation of the Fixed Charge Coverage Ratio.

Definitions under the Credit Agreement as amended are as follows:

•                  “Tangible Net Worth” is defined as net worth plus subordinated debt minus intangible assets (goodwill, intellectual property, prepaid expenses and deferred charges) minus all obligations owed to the Company or any of its subsidiaries by any affiliate or any or its subsidiaries and minus all loans owed by its officers, stockholders, subsidiaries or employees (Note: there are no loans owed by any of the referenced parties at January 1, 2011 or as of the date of this filing except for a loan of $336,000 to an officer of one of the Company’s subsidiaries made subsequent to the end of fiscal 2010).

•                  “Adjusted EBITDA” is defined as net income plus interest, income taxes, depreciation, depletion and amortization plus other non-cash charges approved by the lender.

•                  “Fixed Charge Coverage Ratio” is defined as, for any computation period, the ratio of (a) the sum for such period of (i) Adjusted EBITDA, plus (ii) the aggregate Fixed Charge Cure Amount, if any, with respect to any quarterly period during such computation period, minus (iii) the sum of income taxes paid in cash by the loan parties (excluding the aggregate amount of federal income taxes paid during such computation period with respect to the amended 2009 Federal income tax return and the resultant amendment to the carryback of the Company’s 2009 net operating loss to the extent such amount does not exceed $360,000 in the aggregate, and all unfinanced capital expenditures to (b) the sum of scheduled principal payments of the term debt.

The Company has prepared a projection of cash sources and uses for the next 12 months. Under this projection, the Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement, will be sufficient to cover expected cash needs, including servicing debt and planned capital expenditures for the next twelve months. The Company also expects to be in compliance with all debt covenants, as amended, during this period or, in the event of a default related to the Fixed Charge Coverage Ratio resulting from the new venture, discussed above, the Company believes it will be able to obtain unsecured subordinated debt sufficient in amount to cure the default, if any, as provided for in the Fifth Amendment.

Reconciliation of Fair Value of Reporting Units to Market Capitalization

The Company estimates that the aggregate fair value of its four reporting units as of January 1, 2011 is approximately $61,900,000. The fair value of the CACS reporting unit was determined as described in the Critical Accounting Policies discussion of Goodwill and Other Intangible Assets below. The fair value of all other reporting units was estimated by management based on a discounted cash flow valuation using a 15% discount rate in all cases. After deducting all outstanding funded debt, which totaled $11,285,000 as of January 1, 2011, the calculation yields a net fair value of the equity of the reporting units of $50,615,000. The Company’s market capitalization as of January 1, 2011 was approximately $35,715,000 based on a December 31, 2010 share price of $22.35 and 1,598,000 common shares outstanding. It is the Company’s opinion that its share price reflects the negative impact of its corporate office expenses as many of these would not be required to operate the individual companies. It is also the Company’s opinion that the value of its operating businesses is not diminished as a result of the corporate expenses. Therefore, in the Company’s opinion, in reconciling the fair value of the operating units to the market capitalization an adjustment to the market capitalization for the corporate expenses is appropriate. Using the five year average corporate office expenses after the related income tax benefit and applying a 15% capitalization rate results in an adjusted market capitalization of $47,501,000 as of January 1, 2011. In the Company’s opinion, the difference between the net fair value of the reporting units and the adjusted market capitalization represents the value of the control premium. As of January 1, 2011 the control premium is approximately 6.6% of the adjusted market capitalization. The Company believes this level of control premium is reasonable and falls within a range based upon actual control premiums involving merger transactions of companies in the SIC codes under which we operate. A reconciliation of the fair value of the reporting units to the adjusted market capitalization is shown in the table below. Amounts are in thousands except share data.

	Market Capitalization	Market Capitalization
	Based on	Based on the lowest
	January 1, 2011	2011 year-to-date
	Closing Price	Closing Price of
	$22.35 Per Share	$18.69 Per Share
Estimated Fair Value of Reporting Units	$61,900	$61,900
Less outstanding funded debt as of 1/1/2011 and 3/31/2011	11,285	12,710
Net Fair Value of Reporting Units	$50,615	$49,190

Market capitalization:
1,598,000 and 1,610,000 common shares outstanding	$35,715	$30,091
Adjustment for corporate expenses after income tax effect	11,786	11,786
Adjusted Market Capitalization	47,501	41,877
Control Premium	3,114	7,313
Fair Value of Reporting Units as determined above	$50,615	$49,190
Control Premium as a percentage of Adjusted Market Capitalization	6.6%	17.5%

A significant portion of the Company’s common stock is closely held. The three largest shareholders and other officers and directors together own approximately 76% of the outstanding shares. The remaining shares (“available float”) represent only 24% of the outstanding shares. Generally, there is limited trading activity in the Company’s shares. On some trading days there is no trading activity. The Company’s share price is subject to sharp volatility on trades of a few hundred shares or less.  For these reasons, it is the opinion of the Company that its market capitalization at any given time is not indicative of the aggregate fair value of the reporting units.

Insurance Policies

The Company maintained insurance policies since March 31, 2010 with the following per incident deductibles and policy limits:

		Per Occurrence	Policy Aggregate
	Deductible	Limits	Limits
Product liability	$250,000	$1,000,000	$2,000,000
General liability	250,000	1,000,000	5,000,000
Workers’ compensation	350,000	350,000	Statutory
Auto and truck liability	100,000	2,000,000	No limit

Should the aggregate out-of-pocket payments related to the above policies exceed $4,126,000 during a policy year, deductibles on future claims are waived and the policies pay all amounts up to the policy limits. Should any, or all policy limits be exceeded, the Company maintains an umbrella policy which covers the next $25,000,000 of claims.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that are likely to have a material current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

RESULTS OF OPERATIONS

In the ensuing discussions of the results of operations we define the term gross profit as the amount determined by deducting cost of sales before depreciation, depletion and amortization from sales. The gross profit ratio is gross profit divided by sales.

DISCUSSION OF CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

2010 vs. 2009

Consolidated sales in 2010 were $114,284,000, an increase of less than 1% compared to 2009. Sales at three of the Company’s four business segments were lower in 2010. Only the Heating and Cooling segment realized an increase in sales. A continuing depressed level of construction in southern Colorado resulted in lower sales at both the both business segments within the Construction Products group.  The loss of a national retail account and some carryover of inventory at some customers from the previous season lead to lower sales for the Evaporative Cooling Segment.

The consolidated gross profit ratio in 2010 was 20.4%, an increase of a full 3 percentage points compared to17.4% for 2009. As seen throughout most of the 2010 year the Concrete, Aggregates and Construction Supplies (“CACS”) and the Heating and Cooling segment achieved an improvement in their gross profit ratio compared though to unusually low levels realized in 2009. The Company’s other two business segments experienced lower gross profit ratios due to increased raw material costs, lower production volumes or competitive pricing pressures. Consolidated selling and administrative expenses were $464,000 (2.6%) higher in 2010. As a percentage of consolidated sales these expenses were 16.2% compared to 15.9% in the prior year. Consolidated selling and administrative expenses would have been lower in 2010 absent higher legal expenses in the Heating and Cooling and CACS segment.

The operating profit for 2010 was $445,000 compared to an operating loss of $612,000 in 2009. However, of significance is that the operating result for 2009 included a $2,026,000 gain on the sale of a portion of the Company’s sand property in Colorado Springs. In 2010 gains from the sale of property and equipment were only $73,000.

Net interest expense in 2010 was $812,000 compared to $838,000 in 2009 including $71,000 of interest expense attributable to the discontinued operation.  Higher interest rates under the current credit agreement largely offset a reduction in average outstanding funded debt. In 2010, the weighted average interest rate on outstanding funded debt was approximately 6.3% compared to 5.2% in 2009 including the interest of the discontinued operation. Average outstanding funded debt in 2010 was $12,819,000 compared to $15,993,000 in 2009. The reduction in outstanding indebtedness was due principally to reduced capital spending, proceeds from the sale of RMRM in July 2009 and a reduction in working capital.

The Company’s effective income tax rate reflects federal and state statutory income tax rates adjusted for non-deductible expenses, tax credits and other tax items. The effective income tax rate related to the loss from continuing operations in 2010 was a benefit of 50.2% compared to a benefit of 48.7% related to the 2009 loss from continuing operations.

In November 2010, the Company filed a lawsuit against an insurance company with regard to a business interruption claim resulting from an incident that lead to the cessation of operations at the Pikeview Quarry in December of 2008. The litigation is currently in the discovery process. No recovery has been anticipated or recorded in the Company’s financial statements.

The Company operates four businesses in two industry groups. The businesses are seasonal, weather sensitive and subject to cyclical factors. The following addresses various aspects of operating performance focusing on the reportable segments within each of the two industry groups.

Construction Products Industry Group

The table below presents a summary of operating information for the two reportable segments within the Construction Products industry group for the fiscal years 2010 and 2009 (amounts in thousands).

	Concrete, Aggregates and Construction Supplies	Door
2010
Revenues from external customers	$39,078	$12,754
Segment gross profit	6,558	3,013
Gross profit as percent of sales	16.8%	23.6%
Segment operating (loss) income	(835)	609
Operating (loss) income as a percent of sales	(2.1)%	4.8%
Segment assets	$36,761	$5,528
Return on assets	(2.3)%	11.0%

2009
Revenues from external customers	$40,421	$14,616
Segment gross profit	4,693	3,591
Gross profit as percent of sales	11.6%	24.6%
Segment operating (loss) income	(2,759)	1,090
Operating (loss) income as a percent of sales	(6.8)%	7.5%
Segment assets	$35,791	$6,374
Return on assets	(7.7)%	17.1%

Concrete, Aggregates and Construction Supplies Segment

2010 vs. 2009

Sales in the CACS segment fell by $1,343,000 (3.3%) due to the continuing weak construction market. Housing starts in the served market area remained at or near record lows. The preponderance of the shipments in 2010 was to industrial, military or other publicly-financed construction projects. Ready mix concrete volume in 2010 was virtually the same as in 2009. The average price of ready-mix concrete fell by 4.7% reflecting a more intense level of competition, lower cement costs and a change in product mix. The gross profit per cubic yard declined by 23 cents as lower cement prices helped to offset most of the effect of the lower selling prices.  Sales of aggregates (sand, crushed limestone and gravel), including internal consumption, were slightly higher in 2010 compared to 2009 though both years were ones of very low volume. The combined gross profit from all aggregate operations in 2010 was $2,743,000 compared to a gross profit of $588,000 in 2009. Higher sand production volume, including industrial sands, increased production capability at the Black Canyon limestone quarry, improved operating efficiency at the Pueblo gravel operation and reduced costs at the idle Pikeview Quarry all contributed to the enhanced gross profit.

Selling and administrative expenses were reduced by $182,000 (4.3%) as the result of compensation and employee benefit reductions and reduced provisions for uncollectable accounts.

The prices of two commodities, cement and diesel fuel, can have a significant effect on the results of operations of this segment. The Company negotiates cement prices with producers who have production facilities in or near the concrete markets that we serve. The Company may negotiate separate cement prices for large construction projects depending on the demand for and availability of cement from the local producers. The Company buys diesel fuel from local distributors. It may from time to time enter into a short term arrangement with a distributor whereby the price of diesel fuel is fixed for a period of up to six months. The Company does not otherwise hedge diesel fuel prices. Changes in the cost of these two commodities have a direct effect on the results of operations depending upon whether competitive conditions prevailing in the marketplace enable the Company to adjust its selling prices to recover the increased costs.

Door Segment

2010 vs. 2009

Door sales in 2010 were $1,862,000 (12.7%) less than the previous year. The decline in sales is related to the weak construction market particularly within the State of Colorado. The lower sales volume and more competitive bidding environment resulted in a decrease in gross profit ratio by one full percentage point.

The Door segment sales backlog at the end of 2010 was approximately $3,822,000, compared to approximately $2,767,000 at the end of 2009.

HVAC Industry Group

The table below presents a summary of operating information for the two reportable segments within the HVAC industry group for the fiscal years 2010 and 2009 (amounts in thousands).

	Heating and Cooling	Evaporative Cooling
2010
Revenues from external customers	$39,145	$22,950
Segment gross profit	8,724	4,860
Gross profit as percent of sales	22.3%	21.2%
Segment operating income	1,711	1,714
Operating income as a percent of sales	4.4%	7.5%
Segment assets	$18,976	$11,876
Return on assets	9.0%	14.4%

2009
Revenues from external customers	$32,784	$25,281
Segment gross profit	5,507	5,794
Gross profit as percent of sales	16.8%	22.9%
Segment operating (loss) income	(503)	2,397
Operating (loss) income as a percent of sales	(1.5)%	9.5%
Segment assets	$17,208	$13,165
Return on assets	(2.9)%	18.2%

Heating and Cooling Segment

2010 vs. 2009

Sales in the Heating and Cooling segment increased by $6,361,000 (19.4%) compared to 2009.  Sales of furnaces and heaters were 16.9% higher in 2010.  Cooler weather in April and May in the principal market areas extended the 2009 — 2010 heating season and contributed to the higher sales. A higher finished goods inventory level and better product availability entering the 2010 —2011 heating season resulted in a stronger furnace and heater sales in the last four months of 2010. The fan coil market was moderately stronger in 2010 compared to 2009, when construction projects were deferred or suspended due to the uncertainty of the economy or financing markets.  The segment’s gross profit ratio improved from 16.8% in 2009 to 22.3% in 2010 principally due to the increased furnace production level and some improvement in manufacturing operations. Selling and administrative expenses in 2010 were approximately $1,000,000 higher than the previous year. The increased sales, additional sales incentives for key furnace customers and increased legal expenses related to some employment matters and product liability claims were the principal contributors to the increased selling and administrative expenses. As a percentage of sales such expenses were 17.0% in 2010, compared to 17.2% in 2009.

Evaporative Cooling Segment

2010 vs. 2009

Sales of evaporative coolers decreased by approximately 9.2% in 2010 compared to the prior year.  The loss of a national retail account and a carryover of inventory at some customers from the previous season were the principal reasons for the lower sales. The gross profit ratio in 2010 was 21.2% compared to 22.9% in 2009. The lower ratio was the result of the lower sales and production volume and steel price increases experienced in the latter part of 2010. A beneficial change in product mix offset some of the impact of the lower volume and higher steel costs. Selling and administrative expenses were approximately $188,000 (6.4%) lower in 2010 principally due to reduced commissions and cooperative advertising allowances both of which vary with sales volume. As a percentage of sales these expenses were 11.9% and 11.6% in 2010 and 2009, respectively.

Both businesses in the HVAC group are sensitive to changes in prices for a number of different raw materials, commodities and purchased parts. Prices of steel and copper in particular can have a significant effect on the results of operations of this group. We are not currently a party to any hedging arrangements with regard to copper or steel.

OUTLOOK

Overall the Company expects sales in 2011 to be approximately the same as 2010. The construction market along the Front Range in southern Colorado is not expected to substantially improve in the coming year. The Company believes that price competition will remain sharp in the Construction Products Industry Group as it typically does when the construction market is slow. We expect cement prices to increase and fuel prices to remain at the current high level. In order to prevent our profit margins from deteriorating further we plan on increasing the prices we charge for ready-mix concrete in the second quarter of 2011.  The Company continues to work on a mining and reclamation plan to reopen the Pikeview Quarry. The plan requires the approval of the Department of Natural Resources of the State of Colorado. If such approval is obtained, and there is no assurance that it will be obtained, the Company anticipates resuming operations at the Pikeview Quarry in 2011. We estimate that approximately $700,000 of capital spending will be required to recommence operations at Pikeview. We are unable to predict the outcome of the litigation with regard to the Pikeview Quarry business interruption claim

Sales in the HVAC Industry Group are also expected to be essentially unchanged from 2010. Hotel construction is expected to remain at a low level. This will be a negative influence on fan coil sales. Sales of furnaces, heaters and evaporative coolers are primarily for replacement purposes and therefore are not reliant on new construction. However, a continuing high level of unemployment could reduce demand for these products. Sales of furnaces and evaporative coolers are influenced by weather conditions particularly during the usual selling season.

Overall capital spending in 2011 is expected to be approximately $2,800,000, including the equipment required for the planned reopening of the Pikeview Quarry.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission requires all registrants, including the Company, to include a discussion of “critical” accounting policies or methods used in the preparation of financial statements. We believe the following are our critical accounting policies and methods.

Goodwill and Other Intangible Assets

The Company annually assesses goodwill for potential impairment as of the last day of its fiscal year. In addition, to the extent that events occur, either involving the relevant reporting unit or in their industries, the Company revisits its assessment of the recorded goodwill to determine if impairment has occurred and should be recognized. As of January 1, 2011, the Company has recorded $7,229,000 of goodwill consisting of $6,229,000 related to the CACS reporting unit and $1,000,000 related to the Door reporting unit. In 2009 the Company charged $600,000 against earnings from discontinued operations representing the allocable portion of goodwill related to RMRM which was sold in July 2009.

For purposes of measuring the fair value of the CACS reporting unit the Company engages the services of an independent investment banking firm.  The fair value of this reporting unit is determined by applying three valuation methods. These are 1) discounted cash flow (“DCF”) valuation, 2) an analysis of comparable transactions within the industry and 3) comparable enterprise valuations of other public companies in the industry. The DCF valuation involves projecting future cash flows. The cash flow projection entails key assumptions with regard to unit sales volumes, gross profit rate per unit or per sales dollar, capital expenditures and the discount rate. The cash flow projection assumes a gradual recovery in construction activity along the Front Range in southern Colorado, the reporting unit’s principal market area. However, projected unit volumes do not reach levels achieved in this reporting unit during the peak of the previous business cycle. The projections assume that the Company will resume operations at the Pikeview Quarry in 2011 or will be able to increase production at its other aggregate operations. The cash flow projections assume some increase in gross profit rates compared to current levels due to an increase in volume, an improvement in the relationship of selling prices for concrete relative to cement unit costs and some cost reductions. The projected gross profit rates do not exceed levels previously attained. Projected capital expenditures are compatible with the projected unit sales volume. The cash flow forecasts are adjusted by a discount rate that takes into consideration both the time value of money and the investment risk. The valuation of the CACS segment, assuming discount rates ranging between 13.0% and 14.0%, approximates $37.3 million to $41.3 million. The independent investment banking firm concluded that there were very few transaction consummated during 2010 that could be viewed as comparable to the CACS segment.

Currently, as a result of rapidly deteriorating EBITDA (earnings before interest, income taxes, depreciation and amortization) within the construction materials industry, many industry analysts are now applying multiples of Mid-Cycle or average EBITDA in valuing transactions. CACS’s 12 year average EBITDA (mid-cycle) is $7.3 million. While historic EBITDA multiples suggest that the 6 year average is 8.5 times EBITDA, the industry multiples more often seen applied to mid-cycle EBITDA is 5.5 times to 6.0 times. When applying this EBITDA multiple to the CACS mid-cycle EBITDA, the calculated value is between $40.4 million to $44.0 million. The comparison to other publicly traded construction materials companies that are comparable to CACS (a total of six companies were identified) had total enterprise values expressed as a multiple of EBITDA ranging from 8.1 times to 84.4 times as of December 31, 2010. The average EBITDA multiple was 15.5 times and the median EBITDA multiple was 13.8 times. The Comparison of Public Companies methodology results in a valuation of CACS of $43.8 million to $68.7 million.

The fair value of the Door reporting unit is estimated by the Company based on its own discounted cash flow (“DCF”) projection. The cash flow projection involves key assumptions regarding sales, costs, expenses and capital expenditures. Management believes that the projections are reasonable and the projected cash flows approximate prior experience. The discount rate used to determine the DCF valuation as of January 1, 2011 was 15%. The estimated fair value based on the discounted cash flow projection indicates a fair value for the reporting unit that exceeds the carrying value of the net assets in the reporting unit by 21%.

Management believes that the assumptions and estimates used to determine the estimated fair values are reasonable; however, a prolonged period of depressed construction activity along the Front Range in southern Colorado, inability to resume production at the Pikeview Quarry, inability to increase production at the Company’s other aggregate operations or changes in the aforementioned assumptions and estimates, as well as the effects of unpredictable future events or circumstances could materially affect the estimated fair value.

Long-lived Assets (other than Goodwill and Intangible Assets)

The Company reviews long-lived assets by asset group for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the amount and useful life over which cash flows will occur and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available given the Company’s historical experience and internal business plans. The Company has determined that there was no impairment of such long-lived assets in 2010.

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

Sales

The Company recognizes revenue as products are shipped to customers. Sales are recorded net of estimates of applicable provisions for discounts, volume incentives, returns and allowances based upon current program terms and historical experience. At the time of revenue recognition, the Company also provides an estimate of potential bad debt and warranty expense as well as an amount anticipated to be granted to customers under cooperative advertising programs based upon current program terms and historical experience. Additionally, the HVAC companies offer discounts for early payment of amounts due under dating and other extended payment programs. The Company records reserves for these items based upon historical experience.

Guidance provided by the Codification that cash consideration (including sales incentives) given by a vendor to a customer is presumed to be a reduction of the selling prices of the vendor’s products or services unless both of the following conditions are met: a) the vendor receives an identifiable benefit in exchange for the consideration and b)the vendor can reasonably estimate the fair value of the benefit. Under this guidance, volume incentives and customer discounts provided to our customers are presumed to be a reduction in the selling price of our products and accordingly we record these as a reduction of gross sales. We require that our customers submit proof of both the advertisement and the cost of the advertising expenditure before we allow a deduction for cooperative advertising. Since the Company receives an identifiable and quantifiable benefit, these costs are recorded as selling and administrative expenses. These programs did not have a material effect of the operations of 2010 compared to 2009.

Recently Issued Accounting Standards

The “Recently Issued Accounting Pronouncements” section of Note 1 to the Consolidated Financial Statements discusses new accounting policies adopted by the Company since 2009 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards has an effect on financial condition, results of operations or liquidity, the impacts are discussed in the applicable notes to the consolidated financial statements.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide information in response to this item.

Item 8.                    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Continental Materials Corporation

Consolidated Statements of Operations

For Fiscal Years 2010 and 2009

(Amounts in thousands, except per share data)

	2010	2009

Sales	$114,284	$113,461
Costs and expenses
Cost of sales (exclusive of depreciation, depletion and amortization)	91,007	93,753
Depreciation, depletion and amortization	4,381	4,472
Selling and administrative	18,524	18,060
Gain on disposition of property and equipment	(73)	(2,212)
Operating income (loss)	445	(612)
Interest expense	(812)	(767)
Amortization of deferred financing fees	(205)	(189)
Other income, net	2	4
Loss from continuing operations before income taxes	(570)	(1,564)
Benefit for income taxes	286	762
Net loss from continuing operations	(284)	(802)
Loss from discontinued operation net of income tax benefit of $53 and $1,138	(97)	(640)

Net loss	$(381)	$(1,442)

Net loss per basic and diluted share:
Continuing operations	$(.18)	$(.50)
Discontinued operation	(.06)	(.40)
Net loss per basic and diluted share	$(.24)	$(.90)

Average shares outstanding	1,599	1,598

The accompanying notes are an integral part of the consolidated financial statements.

Continental Materials Corporation

Consolidated Statements of Cash Flows For Fiscal Years 2010 and 2009

(Amounts in thousands)

	2010	2009
Operating activities
Net loss	$(381)	$(1,442)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	4,586	4,958
Deferred income tax provision	(387)	(770)
Provision for doubtful accounts	245	288
Gain on disposition of property and equipment	(73)	(2,212)
Loss on sale of discontinued operation	—	221
Changes in working capital items:
Receivables	(3,112)	4,107
Inventories	(328)	6,878
Prepaid expenses	2	56
Prepaid royalties	(193)	(154)
Accounts payable and accrued expenses	852	(4,404)
Income taxes	1,422	(609)
Other	205	302
Net cash provided by operating activities	2,838	7,219

Investing activities
Capital expenditures	(885)	(2,148)
Cash proceeds from sale of discontinued operation	—	1,864
Cash proceeds from sale of property and equipment	113	2,250
Net cash (used in) provided by investing activities	(772)	1,966

Financing activities
Repayments on refinanced revolving credit line, net	(100)	(6,400)
Payment of deferred financing fees related to new credit facility	—	(589)
Net borrowings under new revolving credit facility	—	5,850
Repayment of refinanced long-term debt	—	(10,772)
Borrowings under new long-term debt	—	10,000
Repayments of new long-term debt	(1,615)	(2,850)
Cash deposit for self-insured claims	—	(4,840)
Net cash used in financing activities	(1,715)	(9,601)

Net increase (decrease) in cash and cash equivalents	351	(416)

Cash and cash equivalents
Beginning of year	681	1,097
End of year	$1,032	$681

Supplemental disclosures of cash flow items
Cash paid (received) during the year
Interest	$901	$770
Income taxes, net	(1,374)	(520)
Supplemental disclosures of noncash investing and financing activities
Note received as partial consideration on sale of discontinued operation	$—	$480
Buyer’s assumption of liabilities	—	74

The accompanying notes are an integral part of the consolidated financial statements.

Continental Materials Corporation

Consolidated Balance Sheets As of January 1, 2011 and January 2, 2010

(Amounts in thousands except share data)

	January 1, 2011	January 2, 2010
ASSETS
Current assets
Cash and cash equivalents	$1,032	$681
Receivables less allowance of $580 and $576	19,868	16,905
Current portion of long-term note receivable	—	96
Receivable for insured losses	807	684
Inventories	16,623	16,295
Prepaid expenses	1,374	1,582
Refundable income taxes	—	1,012
Deferred income taxes	1,584	3,116
Total current assets	41,288	40,371

Property, plant and equipment
Land and improvements	2,011	1,984
Buildings and improvements	18,578	18,551
Machinery and equipment	78,301	79,040
Mining properties	6,510	6,385
Less accumulated depreciation and depletion	(81,707)	(78,868)
	23,693	27,092

Other assets
Goodwill	7,229	7,229
Amortizable intangible assets, net	343	479
Prepaid royalties	1,415	1,223
Cash deposit for self-insured claims	4,840	4,840
Long-term note receivable	240	384
Other	513	494
	$79,561	$82,112

LIABILITIES
Current liabilities
Current portion of long-term debt	$1,125	$1,375
Accounts payable	5,428	4,618
Income taxes	409	—
Accrued expenses
Compensation	1,620	1,642
Reserve for self-insured losses	2,498	2,973
Liability for unpaid claims covered by insurance	807	684
Profit sharing	341	346
Reclamation	115	115
Other	2,981	2,437
Total current liabilities	15,324	14,190

Revolving bank loan payable	5,750	5,850
Long-term debt	4,410	5,775
Deferred income taxes	1,324	3,243
Accrued reclamation	1,090	1,020
Other long-term liabilities	858	848
Commitments and contingencies (Note 6)

SHAREHOLDERS’ EQUITY
Common shares, $.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,830	1,830
Retained earnings	64,947	65,328
Treasury shares, at cost	(16,615)	(16,615)
	50,805	51,186
	$79,561	$82,112

The accompanying notes are an integral part of the consolidated financial statements.

Continental Materials Corporation

Consolidated Statements of Shareholders’ Equity

For Fiscal Years 2010 and 2009

(Amounts in thousands except share data)

	Common shares	Common shares amount	Capital in excess of par	Retained earnings	Treasury shares	Treasury shares cost
Balance at January 4, 2009	2,574,264	$643	$1,830	$66,770	975,986	$16,615
Net (loss)	—	—	—	(1,442)	—	—
Balance at January 2, 2010	2,574,264	643	1,830	65,328	975,986	16,615
Net (loss)	—	—	—	(381)	—	—
Balance at January 1, 2011	2,574,264	$643	$1,830	$64,947	975,986	$16,615

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include Continental Materials Corporation and all of its subsidiaries (the Company). Intercompany transactions and balances have been eliminated. All subsidiaries of the Company are wholly-owned.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We adopted the disclosure requirements outlined in Financial Accounting Standards Board Update 2010-20 Receivables (Topic 310) “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” as of January 1, 2010, which requires enhanced disclosures for finance receivables and allowance for credit losses. The disclosure did not impact profit or loss during the fiscal 2010 year.

Currently there are no other significant prospective accounting pronouncements that are expected to have a material effect on the Company’s consolidated financial statements.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of January 1, 2011 and January 2, 2010 and the reported amounts of revenues and expenses during both of the two years in the period ended January 1, 2011. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly-liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value of the Company’s debt is estimated based on the borrowing rates currently available to the Company for bank loans with similar terms, maturities and credit risks. The carrying amount of long-term debt represents a reasonable estimate of the corresponding fair value as the Company’s debt is held at variable interest rates.

INVENTORIES

Inventories are valued at the lower of cost or market and are reviewed periodically for excess or obsolete stock with a provision recorded, where appropriate. Cost for inventory in the HVAC industry group is determined using the last-in, first-out (LIFO) method. These inventories represent approximately 74% at January 1, 2011 and 78% of total inventories at January 2, 2010. The cost of all other inventory is determined by the first-in, first-out (FIFO) or average cost methods. Some commodity prices such as copper, steel, cement and diesel fuel have experienced significant fluctuations in recent years, generally higher although cement prices have declined from the prices prevalent a year ago. Steel prices and copper prices are principally relevant to the inventories of our two HVAC businesses. These two businesses use the LIFO costing method for inventory valuation purposes. The general effect of using LIFO is that the higher steel and copper prices are not reflected in the inventory carrying value. Those higher current costs are principally reflected in the cost of sales. Cement and fuel are relevant to our construction materials business. These businesses use either FIFO or an average costing method for valuing inventories. These inventories turn over frequently and at any point in time the amount of cement or fuel inventory is not significant. Due to these circumstances, the commodity fluctuations have primarily affected the cost of sales with little effect on the valuation of inventory. We believe that our inventory valuation reserves are not material. Inventory reserves were approximately 1% of the total inventory value. Due to the nature of our products obsolescence is not typically a significant exposure. Our HVAC businesses will from time to time contend with some slow-moving inventories or parts that are no longer used due to engineering changes. The recorded reserves are intended for such items.

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

OTHER ASSETS

As of January 1, 2011, the Company has recorded $7,229,000 of goodwill consisting of $6,229,000 related to the Concrete, Aggregates and Construction Supplies segment and $1,000,000 related to the Door segment. The Company annually assesses goodwill for potential impairment at the end of each year. In addition, if events occur or circumstances change in the relevant reporting segments or in their industries, the Company will then reassess the recorded goodwill to determine if impairment has occurred.  No goodwill impairment was recognized for any of the periods presented. In 2009, the Company charged $600,000 against earnings from discontinued operations representing the allocable portion of goodwill related to RMRM which was sold in July 2009.

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

The Company is party to three aggregate property leases which require royalty payments. One of the leases calls for minimum annual royalty payments. Prepaid royalties relate to payments made for aggregate materials not yet extracted.

RETIREMENT PLANS

The Company and certain subsidiaries have various contributory profit sharing retirement plans for specific employees. The plans allow qualified employees to make tax deferred contributions pursuant to Internal Revenue Code Section 401(k). Prior to March 1, 2010, the Company matched employee contributions up to 3%. Since March 1, 2010, the Company no longer matches employee contributions. Further, the Company may make additional annual contributions, at its discretion, based primarily on profitability. In addition, any individuals whose compensation is in excess of the amount eligible for the Company matching contribution to the 401(k) plan as established by Section 401 of  the Internal Revenue Code, participates in an unfunded Supplemental Profit Sharing Plan. This plan accrues an amount equal to the difference between the amount the person would have received as Company matching contributions to his account under the 401(k) plan had there been no limitations and the amount the person will receive under the 401(k) plan giving effect to the limitations. Costs under the plans are charged to operations as incurred.

RESERVE FOR SELF-INSURED AND INSURED LOSSES

The Company’s risk management program provides for certain levels of loss retention for workers’ compensation, automobile liability, healthcare plan coverage and general and product liability claims. The components of the reserve for self-insured losses have been recorded in accordance with Generally Accepted Accounting Principles (GAAP) requirements that an estimated loss from a loss contingency shall be accrued if information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. The recorded reserve represents management’s best estimate of the future liability related to these claims up to the associated deductible.

GAAP also requires an entity to accrue the gross amount of a loss even if the entity has purchased insurance to cover the loss. Therefore the Company has recorded losses for workers’ compensation, automobile liability, medical plan coverage and general and product liability claims in excess of the deductible amounts, i.e., amounts covered by insurance contracts, in “Liability for unpaid claims covered by insurance” with a corresponding “Receivable for insured losses” on the balance sheet. The components of the liability represent both unpaid settlements and management’s best estimate of the future liability related to open claims. Management has evaluated the credit worthiness of our insurance carriers and determined that recovery of the recorded losses is probable and, therefore, the receivable from insurance has been recorded for the full amount of the insured losses.

RECLAMATION

In connection with permits to mine properties in Colorado, the Company is obligated to reclaim the mined areas whether the property is owned or leased. The Company records a reserve for future reclamation work to be performed at its various aggregate operations based upon an estimate of the total expense that a third party would incur to reclaim the disturbed areas. Reclamation expense is provided during the interim periods using the units-of-production method. The adequacy of the recorded reserve is assessed quarterly. At each fiscal year-end, a more formal and complete analysis is performed and the expense and reserve is adjusted to reflect the estimated cost to reclaim the then disturbed and unreclaimed areas. The assessment of the reclamation liability may be done more frequently if events or circumstances arise that may indicate a change in estimated costs, recoverable material or period of mining activity. As part of the year-end analysis, the Company engages an independent specialist to assist in reevaluating the estimates of both the quantities of recoverable material and the cost of reclamation. Most of the reclamation on any mining property is generally performed soon after each section of the deposit is mined. The Company’s reserve for reclamation activities was $1,205,000 at January 1, 2011 and $1,135,000 at January 2, 2010. The Company classifies a portion of the reserve as a current liability, $115,000 at both January 1, 2011 and January 2, 2010, based upon a rolling four-year average of actual reclamation spending.

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

The Company is responsible for warranty related to the manufacture of its HVAC products. The Company does not perform installation services except for installation of electronic access systems in the Door segment, nor are maintenance or service contracts offered. Changes in the aggregated product warranty liability for the fiscal years 2010 and 2009 were as follows (amounts in thousands):

	2010	2009
Beginning balance	$172	$100
Warranty related expenditures	(332)	(325)
Warranty expense accrued	295	397
Ending balance	$135	$172

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

Substantially all of the Heating and Cooling Segment’s factory employees are covered by a collective bargaining agreement through the Carpenters Local 721 Union under a contract that expires on December 31, 2014.

IMPAIRMENT OF LONG-LIVED ASSETS

In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required. The Company has determined that there was no impairment of the long-lived assets as of January 1, 2011.

FISCAL YEAR END

The Company’s fiscal year end is the Saturday nearest December 31. Fiscal 2010 and 2009 each consisted of 52 weeks.

2. BUSINESS DISPOSITIONS

On July 17, 2009, the Company completed the sale of all of the outstanding capital stock of RMRM, a Colorado corporation to Campbells C-Ment Contracting, Inc., a Colorado corporation (Buyer). RMRM operated a ready mix concrete business in the Denver metropolitan area and had been included in the CACS reporting segment.

The Company received $1,864,000 in cash (net of cash of $41,000 that remained with RMRM) at closing and a Promissory Note of $480,000 representing the closing date net working capital of RMRM. The Promissory Note bears interest at 5% per annum. The Buyer paid $240,000 in October 2010 and the remaining principal payment is due June 30, 2012.

The Company and its wholly-owned subsidiary TMC also entered into a Non-Competition, Non-Disclosure and Non-Solicitation Agreement with the Buyer for a period of six years. In consideration of the covenants made by the Company and TMC, beginning in 2010 the Company is to receive compensation if certain sales volume or operating profit thresholds are reached by the Buyer. At the time of the sale, there was no assurance that the future operating results of the Buyer would be such that any future consideration would be due to the Company under this Agreement, accordingly no value was recorded related to this agreement at the time of the sale. The sales volume and operating profit thresholds were not reached during 2010 and therefore no additional compensation was due as of January 1, 2011.

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

The sale of RMRM resulted in a capital loss for tax purposes of approximately $6,500,000 of which approximately $2,026,000 was used to offset a 2009 capital gain on the sale of land in Colorado Springs. The remaining capital loss carry forward of approximately $4,374,000 can be utilized to offset future capital gains. However the Company has limited capital gains and the Federal carry forward period is limited to five years, thus a valuation allowance of approximately $1,660,000 has been established against the deferred tax asset related to the capital loss available for carry forward.

The revenue and pretax loss from RMRM is reported as discontinued operation for the fiscal years ended January 1, 2011 and January 2, 2010, respectively, and is summarized as follows (amounts in thousands):

	2010	2009
Revenue	$—	$3,740
Pretax Loss	(150)	(1,778)

3. INVENTORIES

Inventories consisted of the following (amounts in thousands):

	January 1, 2011	January 2, 2010
Finished goods	$7,232	$6,898
Work in process	748	763
Raw materials and supplies	8,643	8,634
	$16,623	$16,295

If inventories valued on the LIFO basis were valued at current costs, inventories would be higher by $5,244,000 and $4,591,000 at January 1, 2011 and January 2, 2010, respectively.

Reductions in inventory quantities during 2010 at one location resulted in the liquidation of LIFO inventory layers carried at costs higher than the costs of current purchases. The effect was to increase cost of sales by approximately $55,000 for the year. Reductions in inventory quantities during 2009 at two locations resulted in liquidation of LIFO inventory layers carried at costs lower than the costs of current purchases. The effect was to reduce cost of sales by approximately $316,000 for the year.

4. GOODWILL AND AMORTIZABLE INTANGIBLE ASSETS

As of January 1, 2011 the Company has recorded $7,229,000 of goodwill consisting of $6,229,000 related to the CACS segment and $1,000,000 related to the Door segment. The Company annually assesses goodwill for potential impairment at the end of each year. For the CACS segment, the Company engages the services of an investment banking firm to determine the fair value of the reporting unit. For the Door segment, the Company prepares a discounted cash flow analysis to estimate the fair value of the reporting unit. In addition, if events occur or circumstances change in the relevant reporting segments or in their industries the Company will then reassess the recorded goodwill to determine if impairment has occurred. No goodwill impairment was recognized for any of the periods presented. In 2009 the Company charged $600,000 of goodwill against earnings from discontinued operations, representing the allocable portion of goodwill related to RMRM which was sold in July 2009. The valuation of goodwill and other intangibles is considered a significant estimate. Continued or protracted economic conditions could negatively impact the value of the business which could trigger an impairment that would materially impact earnings.

There were no changes in recorded goodwill for the year ended January 1, 2011, however changes were recorded for goodwill for the year ended January 2, 2010 as follows (amounts in thousands):

	CACS	Door	Total
Balance as of January 4, 2009	$6,829	$1,000	$7,829
Goodwill allocated to RMRM	(600)	—	(600)
Balance as of January 2, 2010 and January 1, 2011	$6,229	$1,000	$7,229

Identifiable intangible assets consist of the following (amounts in thousands):

	January 1, 2011		January 2, 2010
	Gross		Gross
	carrying	Accumulated	carrying	Accumulated
	amount	amortization	amount	amortization
Amortized intangible assets:
Non-compete agreements	$290	$261	$290	$203
Restrictive land covenant	350	157	350	123
Customer relationships	370	249	370	205
	$1,010	$667	$1,010	$531

The above intangible assets all relate to the Company’s acquisition of the assets of ASCI (June 30, 2006). Amortization of the non-compete agreement is recorded on a straight line basis over the agreement’s period of ten years. Amortization of the restrictive land covenant is computed on the straight-line basis over the agreement’s period of ten years. Amortization of the customer relationships value is computed on the sum-of-the-years digits method over its estimated life of ten years. Amortization expense of intangible assets was $136,000 for 2010 and $113,000 for 2009 (including the final $25,000 of a non-compete agreement related to the purchase of CSSL by the Door division). The estimated amortization expense for the five subsequent fiscal years is as follows: 2011 - $101,000; 2012 - $65,000; 2013 - $59,000; 2014 - $52,000; and 2015 - $45,000.

5. REVOLVING BANK LOAN AND LONG-TERM DEBT

Outstanding long-term debt consisted of the following (amounts in thousands):

	January 1, 2011	January 2, 2010
Secured term loan	$5,535	$7,150
Less current portion	(1,125)	(1,375)
Total long-term debt	$4,410	$5,775

On April 16, 2009 the Company entered into a  secured credit agreement (Credit Agreement) under which the bank lender initially provided a total credit facility of $30,000,000, consisting of a $20,000,000 revolving credit facility (reduced by letters of credit that may be issued by the lender on the Company’s behalf) and a $10,000,000 term loan facility. Borrowings under the Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles, certain real estate and the common stock of all of the Company’s subsidiaries. Borrowings under the revolving credit facility are limited to 80% of eligible accounts receivable and 50% of eligible inventories. Effective April 15, 2010, inventory borrowings are limited to a maximum of $6,750,000. Borrowings under the Credit Agreement bear interest based on a LIBOR or prime rate option. Under the prior three amendments to the Credit Agreement (Amended Credit Agreement), the interest rate is 4.0% over LIBOR but with a LIBOR floor of 2.0% (the Company’s effective LIBOR borrowing rate is currently 6.0%). The prime rate option is 1.75% over prime but with a prime floor of 4% (the Company’s current effective borrowing rate is 5.75%). The Amended Credit Agreement also reduced the credit available under the revolving credit facility line to $13,500,000 however; the maturity date of the credit facility was extended to December 31, 2011. The Amended Credit Agreement requires the Company to maintain certain levels of tangible net worth, achieve minimum adjusted quarterly EBITDA (earnings before interest, income taxes, depreciation and amortization) and limits the amount of annual capital expenditures. Additional borrowings, acquisition of stock of other companies, purchase of treasury shares and payment of cash dividends are either limited or require prior approval by the lender. Payment of accrued interest is due monthly or at the end of the applicable LIBOR period on both the revolving credit borrowings and the term debt borrowings. Principal payments under the term loan are due quarterly with a final payment of all remaining unpaid principal at the maturity date.

Outstanding borrowings under the revolving credit facility as of January 1, 2011 were $5,750,000. The highest balance outstanding on the revolving credit facility during 2010 was $9,100,000. Average outstanding revolving credit during the year was $5,940,000. The weighted average interest rates on the outstanding revolving credit and term debt in 2010 and 2009 were 6.5% and 4.8%, respectively, including the effect of the interest rate swap discussed below. At all times since the inception of the Credit Agreement, the Company had sufficient qualifying assets such that the maximum revolving credit facility was immediately available and is expected to be available for the foreseeable future.

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

Although the Company was in compliance with all covenants of the Amended Credit Agreement at January 1, 2011, The Company obtained a Fifth Amendment to the Credit Agreement effective April 14, 2011 in order to extend the maturity date of the revolving credit portion of the Credit Agreement. The Fifth Amendment provides for the following:

•  The Company must maintain a Fixed Charge Coverage Ratio of 1.15 tested quarterly on a trailing twelve months basis commencing with the fiscal quarter ending July 2, 2011.

•  The Company must maintain a minimum Tangible Net Worth of $32,000,000 plus 50% of future net income. At January 1, 2011, the Company’s tangible net worth, as defined, was $38,860,000.

•  Annual capital expenditures may not exceed $3,500,000.

•  The maximum revolving credit facility line will remain at $13,500,000 until January 1, 2012 when it will be reduced to $12,000,000.

•  The maturity date of the credit facility is extended to May 1, 2013.

•  A performance based interest rate pricing grid has been added based upon the Leverage Ratio achieved. The LIBOR borrowing rate ranges from 2.25% to 4.25% over LIBOR, with a LIBOR floor of 1%. The prime or base borrowing rate ranges from 0.25% to 2.0% over prime, with a prime floor of 3%.

•  The interest rate swap transaction will remain in effect as described above.

•  The term loan principal repayment schedule is revised. The table below reflects the new maturities based on the Fifth Amendment.

•  The Company has entered into an agreement to distribute a product currently being developed by a third party. Should the product be successfully developed such that it results in a commercially salable product, the Company, through a newly formed subsidiary, is likely to incur start-up costs and other expenses prior to the realization of revenues by this new business venture. Should such expenses cause the Company to fail to meet the Fixed Charge Coverage ratio, the Fifth Amendment allows the Company to cure such default by obtaining unsecured subordinated loans and to include the amount of such subordinated loans (Fixed Charge Cure Amount) in the calculation of the Fixed Charge Coverage.

Definitions under the Credit Agreement as amended are as follows:

•      Tangible Net worth is defined as net worth plus subordinated debt minus intangible assets (goodwill, intellectual property, prepaid expenses and deferred charges) minus all obligations owed to the Company or any of its subsidiaries by any affiliate or any or its subsidiaries and minus all loans owed by its officers, stockholders, subsidiaries or employees (Note: there are no loans owed by any of the referenced parties at January 1, 2011 or as of the date of this filing except for a loan of $336,000 to an officer of one of the Company’s subsidiaries made subsequent to the end of fiscal 2010).

•      The adjusted EBITDA is defined as net income plus interest, income taxes, depreciation, depletion and amortization plus other non-cash charges approved by the lender.

•      The Fixed Charge Coverage Ratio means, for any computation period, the ratio of (a) the sum for such period of (i) Adjusted EBITDA, plus (ii) the aggregate Fixed Charge Cure Amount, if any, with respect to any quarterly period during such computation period, minus (iii) the sum of income taxes paid in cash by the loan parties (excluding the aggregate amount of federal income taxes paid during such computation period with respect to the amended 2009 Federal income tax return and the resultant amendment to the carryback of the Company’s 2009 net operating loss to the extent such amount does not exceed $360,000 in the aggregate, and all unfinanced capital expenditures to (b) the sum of scheduled principal payments of the term debt.

The Company has prepared a projection of cash sources and uses for the next 12 months. Under this projection, the Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement, will be sufficient to cover expected cash needs, including servicing debt and planned capital expenditures for the next twelve months. The Company also expects to be in compliance with all debt covenants, as amended, during this period or, in the event of a default related to the Fixed Charge Coverage Ratio resulting from the new venture, discussed above, the Company believes it will be able to obtain unsecured subordinated debt sufficient in amount to cure the default, if any, as provided for in the Fifth Amendment.

Term loan payments under the Fifth Amendment and the amortization of deferred financing fees are scheduled as follows (amounts in thousands):

		Amortization
	Term Loan	of Deferred
	Payments	Financing Fees
2011	$1,125	$205
2012	1,375	60
2013	3,035	—
	$5,535	$265

6. COMMITMENTS AND CONTINGENCIES

The Company is involved in litigation matters related to its business, principally product liability matters related to the gas-fired heating products and fan coil products in the Heating and Cooling segment. In the Company’s opinion, none of these proceedings, when concluded, will have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial condition as the Company has established adequate accruals for matters that are probable and estimable. The Company does not accrue estimated amounts for future legal costs related to the defense of these matters but rather expenses them as incurred.

7. SHAREHOLDERS’ EQUITY

Four hundred thousand shares of preferred stock ($.50 par value) are authorized and unissued.

8. EARNINGS PER SHARE

The Company does not have any common stock equivalents, warrants or other convertible securities outstanding therefore there are no differences between the calculation of basic and diluted EPS for the fiscal years 2010 or 2009.

9. RENTAL EXPENSE, LEASES AND COMMITMENTS

The Company leases certain of its facilities and equipment and is required to pay the related taxes, insurance and certain other expenses. Rental expense was $2,623,000 and $2,907,000 for 2010 and 2009, respectively.

Future minimum rental commitments under non-cancelable operating leases for 2011 and thereafter are as follows: 2011 — $1,554,000; 2012 — $1,392,000; 2013 — $1,202,000; 2014 — $908,000; 2015 — $766,000 and thereafter — $21,528,000. Included in these amounts is $497,000 per year and approximately $21,351,000 in the “thereafter” amount related to minimum royalty payments due on an aggregates property lease in conjunction with the Pueblo, Colorado operation. Also included in these amounts is $235,000 per year and approximately $177,000 in the “thereafter” amount related to a ground lease upon which the Company owns a building leased to a third party for approximately $345,000 per year. The ground lease runs through October 1, 2016 and contains a renewal clause. The building lease runs through January 31, 2013.

10. RETIREMENT PLANS

As discussed in Note 1, the Company maintains defined contribution retirement benefit plans for eligible employees. Total plan expenses charged to continuing operations were $504,000 and $1,017,000 in 2010 and 2009, respectively.

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

Current economic and financial market conditions could adversely affect our results of operations in future periods. The credit market conditions may make it difficult for certain of our customers to obtain financing, which may significantly impact the volume of future sales which could have an adverse impact on the Company’s future operating results.

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

12. INCOME TAXES

The provision (benefit) for income taxes for continuing operations is summarized as follows (amounts in thousands):

		2010	2009
Federal:	Current	$39	$(26)
	Deferred	(279)	(693)
State:	Current	9	38
	Deferred	(55)	(81)
		$(286)	$(762)

Note that the percentage effect of an item on the statutory tax rate in a given year will fluctuate based upon the magnitude of the pre-tax profit or loss in that year. The difference between the tax rate for continuing operations on income or loss for financial statement purposes and the federal statutory tax rate was as follows:

	2010	2009
Statutory tax rate	(34.0)%	(34.0)%
Percentage depletion	(16.9)	(2.5)
Non-deductible expenses	4.9	2.1
FIN 48 change in reserves	.5	(9.4)
Valuation allowance for tax assets	7.0	4.1
State income taxes, net of federal benefit	(5.2)	(10.0)
Federal benefit of loss carryback	(6.3)	—
Other	(.2)	1.0
	(50.2)%	(48.7)%

For financial statement purposes, deferred tax assets and liabilities are recorded at a blend of the current statutory federal and states’ tax rates — 37.96%. The principal temporary differences and their related deferred taxes are as follows (amounts in thousands):

	2010	2009
Reserves for self-insured losses	$803	$919
Accrued reclamation	457	431
Deferred compensation	299	336
Asset valuation reserves	295	363
Future state tax credits	824	760
Net state operating loss carryforwards	216	214
Federal AMT carryforward	363	102
Federal NOL carryforward	—	226
Approximate long-term capital loss carryforward	1,474	1,721
Other	1,157	1,075
Valuation allowance	(1,807)	(1,950)
Total deferred tax assets	4,081	4,197

Depreciation	2,113	2,547
Deferred development	558	717
Prepaid royalty	537	464
Other	613	596
Total deferred tax liabilities	3,821	4,324
Net deferred tax asset (liability)	$260	$(127)

At both January 1, 2011 and January 2, 2010, the Company established a valuation reserve of $269,000 and $229,000, respectfully, related to the carryforward of charitable contributions deductions arising in the current and prior years due to the uncertainty that the Company will be able to utilize these deductions prior to the expiration of their carry forward periods. At January 2, 2010, the Company also established a valuation reserve of related to the carry forward of the long-term capital loss related to the sale of the stock of RMRM due to the uncertainty that the Company will be able to generate offsetable long-term capital gains prior to the expiration of the carry forward period. At January 1, 2011 the reserve is approximately $1,474,000. For Federal purposes, Alternative Minimum Tax credits can be carried forward indefinitely. For State purposes, Net Operating Losses can be carried forward for periods ranging from 5 to 20 years for the states that the Company is required to file in. The $760,000 of recorded state tax credits all relate to California Enterprise Zone hiring credits earned in prior years. These credits may be carried forward indefinitely.

The net current deferred tax assets are $1,584,000 and $3,116,000 at year-end 2010 and 2009, respectively. The Company accounts for uncertainty in income taxes recognized in its financial statements by applying GAAP’s recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The financial statement effects of a tax position are initially recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon effective settlement with a taxing authority.

The gross amount of unrecognized tax benefits at January 1, 2011 was $53,000 compared to $47,000 at January 2, 2010. Of these totals, none of these amounts would affect the effective tax rates.

We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. Accrued interest of $37,000 and penalties of $0 were included in our total liability for unrecognized tax benefits as of January 1, 2011 compared to interest of $33,000 and penalties of $0 as of January 2, 2010.

We file income tax returns in the United States Federal and various state jurisdictions. The Internal Revenue Service has completed examinations for periods through 2007. Federal tax years 2008 and on remain subject to examination. Various state income tax returns also remain subject to examination. There are no tax positions expected to be resolved within 12 months of this reporting date.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in thousands):

	2010	2009
Balance at Beginning of Year	$47	$431
Additions for tax positions related to the current year	53	47
Reductions for statute of limitations	—	—
Reductions for tax positions of prior years	(47)	(431)
Settlements	—	—
Balance at End of Year	$53	$47

13. UNAUDITED QUARTERLY FINANCIAL DATA

The following table and footnotes provide summarized unaudited fiscal quarterly financial data for 2010 and 2009 (amounts in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter (c)	Quarter	Quarter	Quarter
2010
Sales	$23,641	$31,750	$29,142	$29,751
Depreciation, depletion and amortization	1,104	1,161	1,102	1,014
Net (loss) income
Continuing operations	(1,441)	565	718	(125)
Discontinued operations	(17)	(72)	22	(31)
Net (loss) income	(1,458)	493	740	(156)
Basic and Diluted (loss) income per share
Continuing operations	(.90)	.35	.45	(.08)
Discontinued operations	(.01)	(.04)	.01	(.02)
	(.91)	.31	.46	.(10)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2009
Sales	$30,910	$28,682	$25,834	$28,035
Depreciation, depletion and amortization	1,119	1,227	1,064	1,062
Net (loss) profit:
Continuing operations	(79)	1,178 (a)	(700	(1,201)
Discontinued operations	(411)	(38)	(282)	91
Net (loss) income	(490)	1,140	(982	(1,110)
Basic and Diluted (loss) income per share
Continuing operations	(.05)	.74	(.44)	(.75)
Discontinued operations	(.26)	(.03)	(.17)	.06
	(.31)	.71	(.61)	(.69)

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

The following table presents information about reported segments for the fiscal years 2010 and 2009 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

	Construction Products Industry			HVAC Industry
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC	Unallocated Corporate (a)	Other (b)	Total
2010
Revenues from external customers	$39,078	$12,754	$51,832	$39,145	$22,950	$62,095	$12	$345	$114,284
Depreciation, depletion and amortization	3,387	139	3,526	375	414	789	66	—	4,381
Operating (loss) income	(835)	609	(226)	1,711	1,714	3,425	(2,863)	109	445
Segment assets	36,761	5,528	42,289	18,976	11,876	30,852	6,357	63	79,561
Capital expenditures	459	15	474	186	213	399	12	—	885

	Construction Products Industry			HVAC Industry
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC	Unallocated Corporate (a)	Other (b)	Total
2009
Revenues from external customers	$40,421	$14,616	$55,037	$32,784	$25,281	$58,065	$14	$345	$113,461
Depreciation, depletion and amortization	3,402	173	3,575	373	450	823	74	—	4,472
Operating (loss) income	(2,759)	1,090	(1,669)	(503)	2,397	1,894	(946)	109	(612)
Segment assets	36,007	6,509	42,516	17,101	13,141	30,242	9,291	63	82,112
Capital expenditures	1,665	175	1,840	167	109	276	32	—	2,148

(a)          Includes unallocated corporate office expenses and assets which consist primarily of cash and cash equivalents, prepaid expenses, property, plant and equipment and a $4,840 cash deposit with the Company’s insurer to secure the self-insured portion of claims under the Company’s casualty insurance program.

(b)         Includes a real estate operation.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last annual report.

All long-lived assets are in the United States. No customer accounted for 10% or more of total sales of the Company in fiscal 2010 or 2009.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders

Continental Materials Corporation

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Continental Materials Corporation as of January 1, 2011 and January 2, 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended.  Our audit also included the years 2010 and 2009 information on the financial statement schedule listed in the Index at Part IV, Item 15(a)2.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Continental Materials Corporation as of January 1, 2011 and January 2, 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Indianapolis, Indiana

April 15, 2011

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A(T).                          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended( Exchange Act) as of January 1, 2011. The Chief Executive Officer and Chief Financial Officer, based on that evaluation, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 1, 2011.  Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issue by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.

Based on this assessment, management determined that, as of January 1, 2011, the Company maintained effective internal control over financial reporting.

As of January 1, 2011, the Company was not an “accelerated filer” as defined in Rule 12b-2 under the Exchange Act. Accordingly, pursuant to SEC rules and regulations, the Company is not required to include, and this Annual Report does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting in this Annual Report on Form 10-K. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the  Company to provide only Management’s report in this Annual Report on Form 10-K. We are required to annually reassess our status as a “smaller reporting company” as of the end of our fiscal year to determine whether we will be required to provide Management’s Annual Report on Internal Control Over Financial Reporting and the associated report of our independent registered public accounting firm in our Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

As noted above, the Company continually reassesses our internal control over financial reporting and makes changes as deemed prudent. We did not identify any material weaknesses in our review of internal controls, therefore no changes in the Company’s internal controls over financial reporting occurred during the quarter ended January 1, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.                                          OTHER INFORMATION

The Company does not have any information, not already reported, that is required to be reported on Form 8-K during the fourth quarter of the year covered by this Form 10-K.

PART III

Items 10 through 14 of Part III have been omitted from this Form 10-K because the registrant expects to file, not later than 120 days following the close of its fiscal year ended January 1, 2011, its definitive 2011 proxy statement. The information required by Items 10 through 14 of Part III will be included in that proxy statement and such information is hereby incorporated by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1	The following financial statements are included in Item 8 of Part II:
Consolidated statements of operations for fiscal years 2010 and 2009
Consolidated statements of cash flows for fiscal years ended 2010 and 2009
Consolidated balance sheets as of January 1, 2011 and January 2, 2010
Consolidated statements of shareholders’ equity for fiscal years ended 2010 and 2009

(a) 2	The following is a list of financial statement schedules filed as part of this Report:

Schedule II Valuation and Qualifying Accounts & Reserves For the Fiscal Years 2010 and 2009

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

Exhibit 10

Credit Agreement dated April 16, 2009 among Continental Materials Corporation, as the Company, The Various Financial Institutions Party Hereto, as Lenders, and The PrivateBank and Trust Company, as Administrative Agent and Arranger filed as Exhibit 10f to Form 10-K for the year ended January 3, 2009, incorporated herein by reference; First Amendment thereto dated as of November 18, 2009 filed as Exhibit 10.1 to Form 10-K for the year ended January 2, 2010; the Second Amendment thereto dated April 15, 2010 filed as Exhibit 10.2 to Form 10-K for the year ended January 2, 2010; the Third Amendment dated November 12, 2010 filed as Exhibit 10.1 to Form 10-Q for the quarter ended October 2, 2010; the Fourth Amendment dated December 31, 2010 filed herewith as Exhibit 10.1 and the Fifth Amendment dated April 14, 2011 filed herewith as Exhibit 10.2.

Exhibit 10a	Fee Sand and Gravel Lease Between Valco, Inc. And Continental Materials Corporation filed as Exhibit 2C to Form 8-K filed November 4, 1996, incorporated herein by reference.

Exhibit 10b	Form of Supplemental Deferred Compensation Agreement filed as Exhibit 10 to Form 10-Q for the quarter ended July 1, 1983, incorporated herein by reference.*

Exhibit 10c	Continental Materials Corporation Employees Profit Sharing Retirement Plan, 2009 Amendment and Restatement filed as Exhibit 10c to Form 10-K for the year ended January, 2, 2010.*

Exhibit 10d	Williams Furnace Co. Employees Profit Sharing Retirement Plan, 2009 Amendment and Restatement filed as Exhibit 10c to Form 10-K for the year ended January, 2, 2010.*

Exhibit 14	Continental Materials Corporation Code of Business Conduct and Ethics filed as Exhibit 14 to Form 10-K/A (Amendment No. 1) for the year ended January 3, 2004, incorporated herein by reference.

Exhibit 21	Subsidiaries of Registrant (filed herewith).

Exhibit 23	Consent of Independent Registered Public Accounting Firm (filed herewith).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) and Rule 13a-14(d)/15d-14(d) Certification of Chief Executive Officer (filed herewith).

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) and Rule 13a-14(d)/15d-14(d) Certification of Chief Financial Officer (filed herewith).

Exhibit 32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith).

* - Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION
Registrant

By:	/S/Joseph J. Sum
Joseph J. Sum, Vice President and Chief Financial Officer

Date:  April 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY(IES)	DATE

/S/ James G. Gidwitz	Chief Executive Officer and a Director
James G. Gidwitz	(Principal Executive Officer)	April 15, 2011

/S/ Joseph J. Sum	Vice President, Chief Financial Officer
Joseph J. Sum	(Principal Financial Officer)	April 15, 2011

/S/ Mark S. Nichter	Secretary and Controller
Mark S. Nichter	(Principal Accounting Officer)	April 15, 2011

/S/ William D. Andrews
William D. Andrews	Director	April 15, 2011

/S/ Thomas H. Carmody
Thomas H. Carmody	Director	April 15, 2011

/S/ Betsy R. Gidwitz
Betsy R. Gidwitz	Director	April 15, 2011

/S/ Ralph W. Gidwitz
Ralph W. Gidwitz	Director	April 15, 2011

/S/ Ronald J. Gidwitz
Ronald J. Gidwitz	Director	April 15, 2011

/S/ Theodore R. Tetzlaff
Theodore R. Tetzlaff	Director	April 15, 2011

/S/ Peter E. Thieriot
Peter E. Thieriot	Director	April 15, 2011

/S/ Darrell M. Trent
Darrell M. Trent	Director	April 15, 2011

CONTINENTAL MATERIALS CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (c) (e)

for the fiscal years 2010 and 2009

COLUMN A	COLUMN B	COLUMN C(1)	COLUMN D		COLUMN E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions - Describe		Balance at End of Period

Year 2010
Allowance for doubtful accounts (c)	$576,000	$245,000	$241,000	(a)	$580,000
Inventory valuation reserve (c)	$384,000	$55,000	$243,000	(b)	$196,000
Reserve for self-insured losses	$2,973,000	$4,885,000	$5,060,000	(d)	$2,798,000

Year 2009
Allowance for doubtful accounts (c)	$445,000	$288,000	$157,000	(a)	$576,000
Inventory valuation reserve (c)	$255,000	$205,000	$76,000	(b)	$384,000
Reserve for self-insured losses	$3,283,000	$2,930,000	$3,240,000	(d)	$2,973,000

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