Form 10-Q
period 2011-04-02
CONTINENTAL MATERIALS CORP
filed 2011-05-17
CIK 24104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, $0.25 par value, shares outstanding at May 11, 2011	1,610,674

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

APRIL 2, 2011 AND JANUARY 1, 2011

(000’s omitted except share data)

	APRIL 2,
	2011	JANUARY 1,
	(Unaudited)	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,031	$1,032
Receivables, net	18,677	19,868
Receivable for insured losses	507	807
Inventories:
Finished goods	7,562	7,232
Work in process	856	748
Raw materials and supplies	9,782	8,643
Prepaid expenses	1,525	1,374
Deferred income taxes	1,501	1,584
Real Estate held for resale	723	—
Total current assets	42,164	41,288

Property, plant and equipment, net	22,961	23,693

Goodwill	7,229	7,229
Amortizable intangible assets, net	310	343
Prepaid royalties	1,479	1,415
Cash deposit for self-insured claims	4,840	4,840
Other assets	1,107	753

	$80,090	$79,561
LIABILITIES
Current liabilities:
Current portion of long-term debt	$1,000	$1,125
Accounts payable and accrued expenses	12,824	13,392
Liability for unpaid claims covered by insurance	507	807
Total current liabilities	14,331	15,324

Revolving bank loan payable	8,500	5,750
Long-term debt	4,160	4,410
Deferred income taxes	1,241	1,324
Other long-term liabilities	1,999	1,948
SHAREHOLDERS’ EQUITY
Common shares, $0.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,893	1,830
Retained earnings	63,734	64,947
Treasury shares, 963,986 and 975,986, at cost	(16,411)	(16,615)
	49,859	50,805

	$80,090	$79,561

See notes to condensed consolidated financial statements.

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE THREE MONTHS ENDED APRIL 2, 2011 AND APRIL 3, 2010

(Unaudited)

(000’s omitted except per-share amounts)

	APRIL 2, 2011	APRIL 3, 2010

Net sales	$24,768	$23,642

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	20,476	19,749
Depreciation, depletion and amortization	1,092	1,104
Selling and administrative	4,821	4,899

Gain on disposition of property and equipment	—	70
	26,389	26,013

Operating loss	(1,621)	(2,040)

Interest expense, net	(193)	(229)
Amortization of deferred financing fees	(51)	(51)
Other income, net	15	11

Loss from continuing operations before income taxes	(1,850)	(2,309)

Benefit from income taxes	639	868

Net loss from continuing operations	(1,211)	(1,441)

Loss from discontinued operation net of income tax benefit of $0 and $10	(2)	(17)

Net loss	(1,213)	(1,458)

Retained earnings, beginning of period	64,947	65,328

Retained earnings, end of period	$63,734	$63,870

Net (loss) per basic and diluted share:
Continuing operations	$(.75)	$(.90)
Discontinued operation	—	(.01)
Basic and diluted loss per share	$(.75)	$(.91)

Average shares outstanding	1,611	1,599

See notes to condensed consolidated financial statements.

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 2, 2011 AND APRIL 3, 2010

(Unaudited)

(000’s omitted)

	APRIL 2, 2011	APRIL 3, 2010

Net cash used in operating activities	$(1,714)	$(1,023)

Investing activities:
Capital expenditures	(326)	(41)
Proceeds from sale of property and equipment	—	93
Loan to subsidiary executive	(336)	—
Net cash(used in) provided by investing activities	(662)	52

Financing activities:
Borrowings under revolving credit facility	2,750	1,450
Repayment of long term debt	(375)	(250)
Net cash provided by financing activities	2,375	1,200

Net (decrease) increase in cash and cash equivalents	(1)	229
Cash and cash equivalents:
Beginning of period	1,032	681

End of period	$1,031	$910

Supplemental disclosures of cash flow items:
Cash paid during the three months for:
Interest, net	$178	$219
Income taxes paid	—	2
Supplemental disclosures of noncash investing and financing activities
Issuance of treasury stock to pay Directors’ fees	268	—

See notes to condensed consolidated financial statements.

CONTINENTAL MATERIALS CORPORATION

SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

NOTES TO THE QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED APRIL 2, 2011

(Unaudited)

1.     Basis of Presentation:

The unaudited interim condensed consolidated financial statements included herein are prepared pursuant to the Securities and Exchange Commission rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual consolidated financial statements have been omitted. The condensed consolidated balance sheet of the Company as of January 1, 2011 has been derived from the audited consolidated balance sheet of the Company as of that date. The interim condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K. In the opinion of management, the condensed consolidated financial statements include all adjustments (none of which were other than normal recurring adjustments) necessary for a fair statement of the results for the interim periods. Discontinued operations refer to the residual activity of Rocky Mountain Ready Mix (RMRM), a Colorado corporation sold by the Company on July 17, 2009. Certain prior year’s amounts have been reclassified to conform to the current presentation.

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

Our income tax returns are subject to audit by the Internal Revenue Service (IRS) and state tax authorities. The amounts recorded for income taxes reflect our tax positions based on research and interpretations of complex laws and regulations. We accrue liabilities related to uncertain tax positions taken or expected to be taken in our tax returns. The Company has established a valuation reserve related to the carry forward of all charitable contributions deductions arising from prior years and the portion of contributions in 2011 that the Company believes it will be unable to utilize prior to the expiration of their carry-forward periods. At January 1, 2011, the Company also established a valuation reserve of $1,474,000 related to the carry-forward of the long-term capital loss related to the sale of the stock of RMRM due to the uncertainty that the Company will be able to generate offsetable long-term capital gains prior to the expiration of the carry-forward period. For Federal purposes, net operating losses can be carried forward for a period of 20 years while alternative minimum tax credits can be carried forward indefinitely. For State purposes, net operating losses can be carried forward for periods ranging from 5 to 20 years for the states that the Company is required to file in.

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

3.     We adopted the disclosure requirements outlined in Financial Accounting Standards Board Update 2010-20 Receivables (Topic 310) “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” as of January 1, 2010, which requires enhanced disclosures for finance receivables and allowance for credit losses. The disclosure did not impact profit or loss during the fiscal 2010 year or the first quarter of 2011.

Currently there are no other significant prospective accounting pronouncements that are expected to have a material effect on the Company’s consolidated financial statements.

4.     Operating results for the first three months of 2011 are not necessarily indicative of performance for the entire year due to the seasonality of most of our products. Historically, sales of the Evaporative Cooling segment are higher in the first and second quarters, sales of the Concrete, Aggregates and Construction Supplies (CACS) segment are higher in the second and third quarters and sales of the Heating and Cooling segment are higher in the third and fourth quarters. The sales of the Door segment are more evenly spread throughout the year. The economic recession that began in the latter part of 2008 has had a significant detrimental effect on the construction industry in general and on our construction related businesses in particular since that time and is expected to continue to do so for the foreseeable future.

5.     There is no difference in the calculation of basic and diluted earnings per share (EPS) for the three months ended April 2, 2011 and April 3, 2010 as the Company does not have any dilutive instruments.

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

The Heating and Cooling segment produces and sells gas-fired wall furnaces, console heaters and fan coils from the Company’s wholly-owned subsidiary, Williams Furnace Co. of Colton, California (WFC). The Evaporative Cooling segment produces and sells evaporative coolers from the Company’s wholly-owned subsidiary, Phoenix Manufacturing, Inc. of Phoenix, Arizona (PMI). Sales of these two segments are nationwide, but are concentrated in the southwestern United States. Concrete, Aggregates and Construction Supplies are offered from numerous locations along the Southern Front Range of Colorado operated by the Company’s wholly-owned subsidiaries collectively referred to as Transit Mix Concrete Co. (TMC). Doors are fabricated and sold along with the related hardware from Colorado Springs and Pueblo, Colorado through the Company’s wholly-owned subsidiary, McKinney Door and Hardware, Inc. of Pueblo, Colorado (MDHI). Sales of these two segments are highly concentrated in the Front Range area in Colorado although door sales are also made throughout the United States.

In addition to the above reporting segments, an “Unallocated Corporate” classification is used to report the unallocated expenses of the corporate office which provides treasury, insurance and tax services as well as strategic business planning and general management services and an “Other” classification is used to report a real estate operation. The Company purchased the residence of and made a loan to an executive of one of the Company’s subsidiaries in connection with his relocation. The residence is classified as an asset held for resale. The residence and the loan receivable are included in the assets of the “Other” classification. The loan is secured by marketable securities and bears interest at 5%. Expenses related to the corporate information technology group are allocated to all locations, including the corporate office.

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

The following table presents information about reported segments for the three months ended April 2, 2011 and April 3, 2010 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

	Construction Products			HVAC Products
	Concrete,
Quarter ended April 2, 2011	Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Other	Total

Revenues from external customers	$7,354	$3,113	$10,467	$8,395	$5,817	$14,212	$3	$86	$24,768
Depreciation, depletion and amortization	825	33	858	105	113	218	16	—	1,092
Operating income (loss)	(1,675)	200	(1,475)	77	481	558	(687)	(17)	(1,621)
Segment assets	34,397	5,834	40,231	16,551	15,607	32,158	6,570	1,131	80,090
Capital expenditures	197	13	210	26	85	111	5	—	326

	Construction Products			HVAC Products
	Concrete,
Quarter ended April 3, 2010	Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Other	Total

Revenues from external customers	$6,728	$3,628	$10,356	$8,821	$4,376	$13,197	$3	$86	$23,642
Depreciation, depletion and amortization	841	34	875	98	115	213	16	—	1,104
Operating income (loss)	(1,614)	344	(1,270)	(302)	150	(152)	(645)	27	(2,040)
Segment assets (a)	36,761	5,528	42,289	18,976	11,876	30,852	6,357	63	79,561
Capital expenditures (b)	5	—	5	31	5	36	—	—	41

(a)   Segment assets are as of January 1, 2011.

(b)   Capital expenditures are presented on the accrual basis of accounting.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last annual report.

7.     Identifiable amortizable intangible assets as of April 2, 2011 includes non-compete agreements, a restrictive land covenant and customer relationships. Collectively, these assets were carried at $310,000, net of $700,000 accumulated amortization. The pre-tax amortization expense for intangible assets during the quarter ended April 2, 2011 was $33,000 compared to $34,000 for the quarter ended April 3, 2010.

Based upon the intangible assets recorded on the balance sheet at April 2, 2011, amortization expense for the next five years is estimated to be as follows: 2011 — $101,000; 2012 — $65,000; 2013 — $59,000; 2014 — $52,000 and 2015 — $45,000.

8.     The Company was in compliance with all covenants of the Amended Credit Agreement at April 2, 2011, however the Company entered into a Fifth Amendment to the Credit Agreement effective April 14, 2011 in order to extend the maturity date of the revolving credit line portion of the Credit Agreement and to modify certain other terms. The Fifth Amendment provides for the following:

•      The Company must maintain a Fixed Charge Coverage Ratio of 1.15 tested quarterly on a trailing twelve months basis commencing with the fiscal quarter ending July 2, 2011.

•      The Company must maintain a minimum Tangible Net Worth of $32,000,000 plus 50% of future net income. At April 2, 2011, the Company’s tangible net worth, as defined, was $36,903,000.

•      Annual capital expenditures may not exceed $3,500,000.

•      The maximum revolving credit facility line will remain at $13,500,000 until January 1, 2012 when it will be reduced to $12,000,000.

•      The maturity date of the credit facility is extended to May 1, 2013.

•      Performance based interest rate pricing has been added based upon the Leverage Ratio achieved. The LIBOR borrowing rate ranges from 2.25% to 4.25% over LIBOR, with a LIBOR floor of 1%. The prime or base borrowing rate ranges from 0.25% to 2.0% over prime, with a prime floor of 3%.

•      The interest rate swap transaction will remain in effect.

•      The term loan principal repayment schedule is revised. The table below reflects the new maturities based on the Fifth Amendment.

•      The Company has entered into an agreement to distribute a product currently being developed by a third party. Should the product be successfully developed such that it results in a commercially salable product, the Company, through a newly formed subsidiary, is likely to incur start-up costs and other expenses prior to the realization of revenues by this new business venture. Should such costs and expenses cause the Company to fail to meet the required Fixed Charge Coverage Ratio, the Fifth Amendment allows the Company to cure such default by obtaining unsecured subordinated loans and to include the amount of such subordinated loans (Fixed Charge Cure Amount) in the calculation of the Fixed Charge Coverage Ratio.

Definitions under the Credit Agreement as amended are as follows:

•      Tangible Net worth is defined as net worth plus subordinated debt, minus intangible assets (goodwill, intellectual property, prepaid expenses and deferred charges), minus all obligations owed to the Company or any of its subsidiaries by any affiliate or any or its subsidiaries and minus all loans owed by its officers, stockholders, subsidiaries or employees (Note: there are no loans owed by any of the referenced parties at April 2, 2011 or as of the date of this filing except for a loan of $336,000 to an officer of one of the Company’s subsidiaries made during the first quarter of fiscal 2011in conjunction with his relocation).

•      Adjusted EBITDA is defined as net income plus interest, income taxes, depreciation, depletion and amortization plus other non-cash charges approved by the lender.

•      The Fixed Charge Coverage Ratio means, for any computation period, the ratio of the sum for such period of Adjusted EBITDA, plus the aggregate Fixed Charge Cure Amount, if any, minus the sum of income taxes paid in cash (excluding the aggregate amount of federal income taxes paid with respect to the amendment of the 2009 Federal income tax return to the extent such amount does not exceed $360,000 in the aggregate) and all unfinanced capital expenditures to the sum of interest expense and scheduled principal payments of the term debt under the Credit Agreement.

As of January 1, 2011, the term loan payments under the Fifth Amendment and the amortization of deferred financing fees are scheduled as follows (amounts in thousands):

		Amortization
	Term Loan	of Deferred
	Payments	Financing Fees
2011	$1,125	$205
2012	1,375	60
2013	3,035	—
	$5,535	$265

9.     The Company is involved in litigation matters related to its business, principally product liability matters related to the gas-fired heating products and fan coil products in the Heating and Cooling segment. In the Company’s opinion, none of these proceedings, when concluded, will have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial condition as the Company has established adequate accruals for matters that are probable and estimable. The Company does not accrue estimated amounts for future legal costs related to the defense of these matters but rather expenses them as incurred.

In November 2010, the Company filed a lawsuit against an insurance company with regard to a business interruption claim and other property damages resulting from an incident that lead to the cessation of operations at the Pikeview Quarry in December of 2008. The litigation is currently in the discovery process. No recovery has been anticipated or recorded in the Company’s financial statements and all related costs have been expensed to date. The Company expects that the ongoing cost of the litigation will be significant.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

See Note 6 for an overview of the Company.

Liquidity and Capital Resources

As noted above, various factors affect the sales of the Company’s products. Historically, the Company has experienced operating losses during the first quarter except when construction activity is strong along the Southern Front Range of Colorado and the weather is mild. Operating results typically improve in the second and third quarters reflecting more favorable weather conditions in Colorado and the seasonal sales of the Evaporative Cooling segment; however; the Company expects that construction activity along the Southern Front Range will remain weak for the balance of 2011.

Fourth quarter results can vary based on weather conditions in Colorado as well as in the principal markets for the Company’s heating equipment. The Company typically experiences operating cash flow deficits during the first half of the year reflecting operating results, the use of sales dating programs (extended payment terms) related to the Evaporative Cooling segment and payments of the prior year’s accrued incentive bonuses and Company profit-sharing contributions, if any. As a result, the Company’s borrowings against its revolving credit facility tend to peak during the second quarter and then decline over the remainder of the year. This trend has continued in 2011.

As expected, the Company’s cash flow from operations during the first quarter was negative due to the seasonality of sales, production schedules, the sales dating programs related to the Evaporative Cooler segment and the overall current economic and financial market’s effect on construction. Operations for the first three months of 2011 used $1,714,000 of cash compared to $1,023,000 of cash used during the first three months of 2010. The increased use of cash was primarily the result of changes in working capital items, most notably an increase in inventories during the first quarter of 2011 combined with a decrease in accounts payable and accruals partially offset by a lower level of accounts receivable as compared to the 2010 quarter.

The Company was in compliance with the all loan covenants as of the quarter ended April 2, 2011. As more fully discussed in Note 8 above, on April 14, 2011, the Company amended its Credit Agreement primarily to extend the maturity date of the revolving credit line portion of the Credit Agreement to May 1, 2013 although other terms and covenants were also amended. The outstanding revolving credit balances at April 2, 2011 and January 1, 2011 were classified as long-term obligations.

Capital expenditures have been curtailed wherever possible although $326,000 was spent during the first quarter of 2011 compared to $41,000 for the first quarter of 2010. Scheduled debt repayments were made during the first quarter of both 2011 and 2010. As expected, the Company borrowed against its revolving credit facility during the first quarter of 2011. The highest amount of Company borrowings outstanding under the revolving credit agreement during the first quarter of 2011 was $8,500,000 and the average amount outstanding during the first quarter was $4,977,000.

The Company has prepared a projection of cash sources and uses for the next 12 months. Under this projection, the Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement, will be sufficient to cover expected cash needs, including servicing debt and planned capital expenditures for the next twelve months. The Company also expects to be in compliance with all debt covenants, as amended, during this period or, in the event of a default related to the Fixed Charge Coverage Ratio resulting from the new venture, discussed in Note 8, the Company will be able to obtain unsecured subordinated debt sufficient in amount to cure the default, if any, as provided for in the Fifth Amendment.

Results of Operations - Comparison of Quarter Ended April 2, 2011 to Quarter Ended April 3, 2010

(In the ensuing discussions of the results of operations the term gross profit means the amount determined by deducting cost of sales before depreciation, depletion and amortization from sales. The gross profit ratio is gross profit divided by sales.)

Consolidated sales in the first quarter of 2011 were $24,768,000 or $795,000 (4.8%) higher than sales in the first quarter of 2010. Sales improved in the Evaporative Cooling segment as well as in the CACS segment; however, these gains were partially offset by weaker sales in the Door segment and the Heating and Cooling segment. The consolidated gross profit ratio improved from 16.5% in the first quarter of 2010 to 17.3% in the current year quarter. This improvement was realized in the Heating and Cooling segment and the Evaporative Cooler segment. The higher gross profit in the Heating and Cooling segment was primarily due to an increased level of furnace production, improved manufacturing efficiency and a reduction in workers’ compensation expenses. The higher gross profit in the Evaporative Cooling segment was largely due to the increase in sales. The narrower gross profit margin in the Door segment was the result of heightened price competition during this period of reduced demand. The gross profit margin in the CACS segment remained unchanged. Consolidated selling and administrative expenses were $78,000 lower in the 2011 quarter compared to the prior year primarily in the Heating and Cooling segment as a result of the reversal of a reserve related to a loss contingency resolved in the Company’s favor. The operating loss for the first quarter of 2011 was narrowed to $1,621,000 compared to an operating loss of $2,040,000 from continuing operations in the first quarter of 2010 primarily due to the increased sales and the improved productivity in the Heating and Cooling segment.

Interest expense declined from $229,000 during the first quarter of 2010 to $193,000 in the first quarter of 2011. The average interest rate in the first quarter of 2011 was approximately 6.34% compared to approximately 7.25% in the first quarter of 2010. Average outstanding indebtedness was approximately $1,740,000 lower during the first quarter of 2011 compared to the first quarter of 2010.

A discussion of operations by segment follows.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products industry group for the quarters ended April 2, 2011 and April 3, 2010 (dollar amounts in thousands):

	Concrete, Aggregates and Construction Supplies	Doors
Quarter ended April 2, 2011
Revenues from external customers	$7,354	$3,113
Gross profit	222	782
Gross profit as a percent of sales	3.0%	25.1%
Segment operating (loss) income	(1,675)	200
Operating (loss) income as a percent of sales	(22.8)%	6.4%
Segment assets as of April 2, 2011	$33,953	$5,834
Return on assets	(4.9)%	3.4%

	Concrete, Aggregates and Construction Supplies	Doors
Quarter ended April 3, 2010
Revenues from external customers	$6,728	$3,628
Gross profit	201	954
Gross profit as a percent of sales	3.0%	26.3%
Segment operating (loss) income	(1,614)	344
Operating (loss) income as a percent of sales	(24.0)%	9.5%
Segment assets as of April 3, 2010	$38,658	$6,016
Return on assets	(4.2)%	5.7%

Concrete, Aggregates and Construction Supplies Segment

Sales in the Concrete, Aggregates and Construction Supplies segment for the first quarter of 2011 increased by $628,000 or 9.3% compared to the prior year quarter. However, in both periods, construction activity in Colorado Springs and Pueblo was slow and demand for construction materials remained depressed. Pricing levels in the first quarter of 2011, especially for ready-mix concrete, was reflective of a very competitive market. The Pikeview Quarry remains closed although the Company believes that it will be able to reopen the quarry in the second half of 2011. Selling and administrative expenses for this segment were virtually unchanged; however, a reduction in salaries, wages and related payroll costs were offset by higher legal fees and other costs incurred in connection with litigation related to the Pikeview Quarry insurance claim.

Door Segment

Sales during the first quarter of 2011 in the Door segment decreased $515,000 or 14.2% from the comparable 2010 quarter as a result of the weaker construction markets. The gross profit ratio in 2011 was 1.3 points lower in 2011 due principally to the lower sales volume and product mix.  The sales backlog at the end of the first quarter of 2011 was approximately $3,078,000 compared to a year-ago backlog of $2,450,000.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products industry group for the quarters ended April 2, 2011 and April 3, 2010 (dollar amounts in thousands):

	Heating and Cooling	Evaporative Cooling
Quarter ended April 2, 2011
Revenues from external customers	$8,395	$5,817
Gross profit	1,923	1,335
Gross profit as a percent of sales	22.9%	22.9%
Segment operating (loss) income	77	481
Operating (loss) income as a percent of sales	.9%	8.3%
Segment assets as of April 2, 2011	$16,551	$15,607
Return on assets	.5%	3.1%

Quarter ended April 3, 2010
Revenues from external customers	$8,821	$4,376
Gross profit	1,804	904
Gross profit as a percent of sales	20.5%	20.7%
Segment operating income	(302)	150
Operating income as a percent of sales	(3.4)%	3.4%
Segment assets as of April 3, 2010	$15,367	$14,948
Return on assets	(2.0)%	1.0%

Heating and Cooling Segment

Sales in the Heating and Cooling segment declined $426,000 (4.8%) in the first quarter of 2011 from the comparable 2010 quarter. The entire decline is attributable to lower fan coil sales. Furnace sales were up 9.6% during the first quarter of 2011 largely due to strong January sales related to colder weather in the areas served. The lower fan coil sales continue to reflect a slow commercial construction market particularly related to new hotel construction. The gross profit ratio for this segment increased from 20.5% to 22.9% due to an increased level of furnace production, improved manufacturing efficiency and a reduction in workers compensation expenses. Despite the increase in sales, selling and administrative expenses were reduced by $78,000 principally due to the reversal of a loss contingency resolved in the Company’s favor and a lower level of legal expenses.

Evaporative Cooling Segment

Sales in the Evaporative Cooling segment increased $1,441,000 or 32.9%, in the first quarter of 2011 compared to the 2010 quarter. The increase in sales was due to a lower level of inventory carried over from the prior year by some customers as well as warm weather in March in the principal markets served. Somewhat cool temperatures prevailed throughout the first quarter of 2010. Production of evaporative coolers was modestly increased compared to the prior year in response to demand. The gross margin ratio improved from 20.7% to 22.9% as a result of the higher level of sales and production. Selling and administrative costs increased $102,000 but declined as a percentage of sales from 14.6% to 12.7%.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of April 2, 2011 and January 1, 2011 and affect the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates.

Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

OUTLOOK

The construction markets in Southern Colorado are not expected to substantially improve for the balance of 2011. Housing starts in this area remain at near record low levels. Under these conditions, pricing in the CACS segment is expected to remain sharply competitive. It is difficult to predict the timing and magnitude of the recovery of construction business in the markets that we serve.

The Door segment’s sales also rely to a significant degree on new construction. The sales backlog of the Door segment has improved since the end of the first quarter of 2010, however pricing has become more competitive.

Sales of the Evaporative Cooling segment for the remainder of the current cooling season will largely be weather dependent although April sales were relatively strong and will exceed the level attained in April of 2010.

The sales backlog for fan coil products in the Heating and Cooling segment remains quite low; however the company is bidding on a number of jobs which could assist sales later in the year. Furnace sales were strong in January benefitting from cool weather in the principal market areas but the selling season has ended. In-season furnace sales later this year will be largely weather dependent.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 3 for a discussion of recently issued accounting standards.

MATERIAL CHANGES TO CONTRACTUAL OBLIGATIONS

As discussed above in Note 8, the Company entered into a Fifth Amendment to its Credit Agreement. There were no other material changes to contractual obligations that occurred during the quarter ended April 2, 2011.

FORWARD-LOOKING STATEMENTS

The foregoing discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements are based on the beliefs of the Company’s management as well as on assumptions made by and information available to the Company at the time such statements were made.  When used in this Report, words such as “anticipates,” “believes,” “contemplates,” “estimates,” “expects,” “plans,” “projects,” and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of factors including but not limited to: weather, interest rates, availability of raw materials and their related costs, national and local economic conditions, competitive forces and changes in governmental regulations and policies. Some of these factors are discussed in more detail in the Company’s 2010 Annual Report on Form 10-K. Changes in accounting pronouncements could also alter projected results. Forward-looking statements speak only as of the date they were made, and the Company undertakes no obligation to publicly update them.

Item 3.        Quantitative And Qualitative Disclosures About Market Risk

There were no material changes in the market risks nor legal proceedings that the Company is exposed to since those discussed in the Company’s 2010 Annual Report on Form 10-K.

Item 4T.     Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) as of April 2, 2011. The Chief Executive Officer and Chief Financial Officer, based on that valuation, concluded that our disclosure controls and procedures were effective and were reasonably designed to ensure that all material information relating to the Company (including its subsidiaries) required to be disclosed in this quarterly report is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)       Changes in Internal Control Over Financial Reporting.

The Company continually reassesses our internal control over financial reporting and makes changes as deemed prudent. During the quarter ended April 2, 2011, there were no material weaknesses identified in our review of internal control over financial reporting and no significant changes in the Company’s internal control over financial reporting occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not purchased any of its common stock to become treasury stock during the period January 1, 2011 through April 2, 2011. However, the Company reserved 150,000 treasury shares representing the maximum number allowed to be granted under the 2010 Non-Employee Directors Stock Plan (“Plan”) to non-employee directors in lieu of the base director retainer fee. The Company issued a total of 12,000 shares to eight eligible board members effective January 1, 2011 as payment for the retainer fee for 2010 that remained unpaid when the Plan was adopted.

On January 19, 1999, the Company initiated purchases under the current open-ended program to repurchase its common stock. Purchases are made on the open market or in block trades at the discretion of management. The dollar amount authorized for the program has been periodically increased by the Board of Directors and approved by the Company’s lender under the Company’s credit facility. As of April 2, 2011, $1,307,404 of the authorized amount remains available for stock repurchases. The Credit Agreement contains certain restrictions on the Company’s ability to repurchase its stock. Amendments to the Credit Agreement have retained these restrictions. See further discussion in Note 8 and the “Liquidity and Capital Resources” section of Item 2 above.

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

10.1

Credit Agreement dated April 16, 2009 among Continental Materials Corporation, as the Company, The Various Financial Institutions Party Hereto, as Lenders, and The PrivateBank and Trust Company, as Administrative Agent and Arranger, filed as Exhibit 10f to Form 10-K for the year ended January 3, 2009, incorporated herein by reference; First Amendment thereto dated as of November 18, 2009, filed as Exhibit 10.1 to Form 10-K for the year ended January 2, 2010; Second Amendment thereto dated April 15, 2010, filed as Exhibit 10.2 to Form 10-K for the year ended January 2, 2010; Third Amendment thereto dated November 12, 2010 filed as Exhibit 10.1 to Form 10-Q for the quarter ended October 2, 2010; Fourth Amendment thereto dated December 31, 2010 filed as Exhibit 10.1 and the Fifth Amendment thereto dated April 14, 2011 filed as Exhibit 10.2 to Form 10-K for the year ended January 1, 2011.

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

CONTINENTAL MATERIALS CORPORATION

Date:	May 17, 2011	By:	/s/ Joseph J. Sum
Joseph J. Sum, Vice President
and Chief Financial Officer