Form 10-Q
period 2011-07-02
CONTINENTAL MATERIALS CORP
filed 2011-08-16
CIK 24104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.25 par value, shares outstanding at August 10, 2011: 1,610,674.

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

JULY 2, 2011 and JANUARY 1, 2011

(000’s omitted except share data)

	JULY 2, 2011	JANUARY 1,
	(Unaudited)	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,124	$1,032
Receivables, net	16,762	19,868
Receivable for insured losses	593	807
Inventories:
Finished goods	8,079	7,232
Work in process	1,043	748
Raw materials and supplies	9,248	8,643
Prepaid expenses	1,579	1,374
Deferred income taxes	2,286	1,584
Real Estate held for resale	723	—
Total current assets	41,437	41,288

Property, plant and equipment, net	22,335	23,693

Goodwill	7,229	7,229
Amortizable intangible assets, net	278	343
Prepaid royalties	1,521	1,415
Cash deposits for self-insured claims	4,340	4,840
Other assets	1,121	753

	$78,261	$79,561

LIABILITIES
Current liabilities:
Current portion of long-term debt	$1,125	$1,125
Accounts payable and accrued expenses	13,178	13,392
Liability for unpaid claims covered by insurance	593	807
Total current liabilities	14,896	15,324

Revolving bank loan payable	6,450	5,750
Long-term debt	3,785	4,410
Deferred income taxes	1,324	1,324
Other long-term liabilities	2,009	1,948

SHAREHOLDERS’ EQUITY
Common shares, $0.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,893	1,830
Retained earnings	63,672	64,947
Treasury shares, 963,986 and 975,986, at cost	(16,411)	(16,615)
	49,797	50,805

	$78,261	$79,561

See notes to condensed consolidated financial statements.

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE THREE MONTHS ENDED JULY 2, 2011 AND JULY 3, 2010

(Unaudited)

(000’s omitted except per-share amounts)

	JULY 2,	JULY 3,
	2011	2010

Net sales	$27,975	$31,750

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	21,885	24,114
Depreciation, depletion and amortization	1,089	1,161
Selling and administrative	5,058	4,978

Gain on disposition of property and equipment	140	—
	27,892	30,253

Operating income	83	1,497

Interest expense, net	(109)	(193)
Amortization of deferred financing fees	(52)	(52)
Other income, net	10	13

(Loss) income from continuing operations before income taxes	(68)	1,265

(Benefit) provision for income taxes	(42)	700

Net (loss) income from continuing operations	(26)	565

Loss from discontinued operation net of income tax benefit of $21 and $7	(36)	(72)

Net (loss) income	(62)	493

Retained earnings, beginning of period	63,734	63,870

Retained earnings, end of period	$63,672	$64,363

Net (loss) income per basic and diluted share:
Continuing operations	$(.02)	$.35
Discontinued operation	(.02)	(.04)
Net (loss) income per basic and diluted share	(.04)	.31

Average shares outstanding	1,611	1,599

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE SIX MONTHS ENDED JULY 2, 2011 AND JULY 3, 2010

(Unaudited)

(000’s omitted except per-share amounts)

	JULY 2,	JULY 3,
	2011	2010

Net sales	$52,743	$55,391

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	42,361	43,863
Depreciation, depletion and amortization	2,181	2,265
Selling and administrative	9,879	9,876

Gain on disposition of property and equipment	140	70
	54,281	55,934

Operating loss	(1,538)	(543)

Interest expense, net	(302)	(422)
Amortization of deferred financing fees	(103)	(103)
Other income, net	25	24

Loss from continuing operations before income taxes	(1,918)	(1,044)

Benefit for income taxes	(681)	(167)

Net loss from continuing operations	(1,237)	(877)

Loss from discontinued operation net of income tax benefit of $21 and $17	(38)	(88)

Net loss	(1,275)	(965)

Retained earnings, beginning of period	64,947	65,328

Retained earnings, end of period	$63,672	$64,363

Net loss per basic and diluted share:
Continuing operations	$(.77)	$(.55)
Discontinued operation	(.02)	(.05)
Net loss per basic and diluted share	(.79)	(.60)

Average shares outstanding	1,611	1,599

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 2, 2011 AND JULY 3, 2010

(Unaudited)

(000’s omitted)

	JULY 2, 2011	JULY 3, 2010

Net cash provided by operating activities	$471	$222

Investing activities:
Capital expenditures	(758)	(545)
Proceeds from sale of property and equipment	140	93
Loan to subsidiary executive	(336)	—
Net cash used in investing activities	(954)	(452)

Financing activities:
Borrowings under revolving credit facility	700	1,150
Repayment of long-term debt	(625)	(625)
Reduction of cash deposit for self-insured claims	500	—
Net cash provided by financing activities	575	525

Net increase in cash and cash equivalents	92	295
Cash and cash equivalents:
Beginning of period	1,032	681

End of period	$1,124	$976

Supplemental disclosures of cash flow items:
Cash paid during the six months for:
Interest, net	$346	$476
Income taxes paid	—	2

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

NOTES TO THE QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED JULY 2, 2011

(Unaudited)

1.     Basis of Presentation:

The unaudited interim condensed consolidated financial statements included herein are prepared pursuant to the Securities and Exchange Commission rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual consolidated financial statements have been omitted. The condensed consolidated balance sheet of the Company as of January 1, 2011 has been derived from the audited consolidated balance sheet of the Company as of that date. The interim condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K. In the opinion of management, the condensed consolidated financial statements include all adjustments (none of which were other than normal recurring adjustments) necessary for a fair statement of the results for the interim periods. Discontinued operations refer to the residual activity related to Rocky Mountain Ready Mix (RMRM), a Colorado corporation sold by the Company on July 17, 2009. Certain prior year’s amounts have been reclassified to conform to the current presentation.

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

The Company has established a valuation reserve related to the carry-forward of all charitable contributions deductions arising from prior years and the portion of contributions in 2011 that the Company believes it will be unable to utilize prior to the expiration of their carry-forward periods. At January 1, 2011, the Company also established a valuation reserve of $1,474,000 against the carry-forward of the long-term capital loss related to the sale of the stock of RMRM due to the uncertainty that the Company will be able to generate offsetable long-term capital gains prior to the expiration of the carry-forward period. For Federal purposes, net operating losses can be carried forward for a period of 20 years while alternative minimum tax credits can be carried forward indefinitely. For state purposes, net operating losses can be carried forward for periods ranging from 5 to 20 years for the states that the Company is required to file in. California Enterprise Zone credits can be carried forward indefinitely while Colorado credits can be carried forward for 7 years.

Our income tax returns are subject to audit by the Internal Revenue Service (IRS) and state tax authorities. The amounts recorded for income taxes reflect our tax positions based on research and interpretations of complex laws and regulations. We accrue liabilities related to uncertain tax positions taken or expected to be taken in our tax returns. The IRS has completed examinations for periods through 2007. Various state income tax returns also remain subject to examination.

3.     Fair value of the Company’s debt is estimated based on the borrowing rates currently available to the Company for bank loans with similar terms, maturities and credit risks. The carrying amount of long-term debt represents a reasonable estimate of the corresponding fair value as the Company’s debt is held at variable interest rates.

4.     We adopted the disclosure requirements outlined in Financial Accounting Standards Board Update 2010-20 Receivables (Topic 310) “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” as of January 1, 2010, which requires enhanced disclosures for finance receivables and allowance for credit losses. The disclosure did not impact profit or loss during the fiscal 2010 year or the second quarter of 2011.

Currently there are no other significant prospective accounting pronouncements that are expected to have a material effect on the Company’s consolidated financial statements.

5.     Operating results for the first six months of 2011 are not necessarily indicative of performance for the entire year due to the seasonality of most of our products. Historically, sales of the Evaporative Cooling segment are higher in the first and second quarters, sales of the Concrete, Aggregates and Construction Supplies (CACS) segment are higher in the second and third quarters and sales of the Heating and Cooling segment are higher in the third and fourth quarters. The sales of the Door segment are more evenly spread throughout the year. The economic recession and financial market turmoil that occurred in the latter part of 2008 has had a significant detrimental effect on the construction industry in general and on our construction related businesses in particular since that time and is expected to continue to do so for the foreseeable future.

6.     There is no difference in the calculation of basic and diluted earnings per share (EPS) for the three-month or six-month periods ended July 2, 2011 and July 3, 2010 as the Company does not have any dilutive instruments.

7.     The Company operates primarily in two industry groups, Heating, Ventilation and Air Conditioning (HVAC) and Construction Products. Within each of these two industry groups, the Company has identified two reportable segments: the Heating and Cooling segment and the Evaporative Cooling segment in the HVAC industry group and the CACS segment and the Door segment in the Construction Products industry group.

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

In addition to the above reporting segments, an “Unallocated Corporate” classification is used to report the unallocated expenses of the corporate office which provides treasury, insurance and tax services as well as strategic business planning and general management services, and an “Other” classification is used to report a real estate operation and the activity of the new business venture discussed in Note 9. The Company purchased the residence of and made a loan to an executive of one of the Company’s subsidiaries in connection with his relocation.  The residence is classified as an asset held for resale.  The residence and the loan receivable are included in the assets of the “Other” classification.  The loan is secured by marketable securities and bears interest at 5%.  Expenses related to the corporate information technology group are allocated to all locations, including the corporate office.

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

The following table presents information about reported segments for the six-month and three-month periods ended July 2, 2011 and July 3, 2010 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

	Construction Products			HVAC Products
	Concrete,
	Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Other	Total
2011
Six Months ended July 2, 2011
Revenues from external customers	$16,453	$6,003	$22,456	$14,506	$15,603	$30,109	$6	$172	$52,743
Depreciation, depletion and amortization	1,646	67	1,713	209	225	434	34	—	2,181
Operating (loss) income	(2,721)	485	(2,236)	164	1,917	2,081	(1,296)	(87)	(1,538)
Segment assets	35,100	6,182	41,282	17,157	12,906	30,063	5,772	1,144	78,261
Capital expenditures (b)	(480)	(56)	(536)	(70)	(138)	(208)	(14)	—	(758)

Quarter ended July 2, 2011
Revenues from external customers	$9,099	$2,890	$11,989	$6,111	$9,786	$15,897	$3	$86	$27,975
Depreciation, depletion and amortization	821	34	855	104	112	216	18	—	1,089
Operating (loss) income	(1,046)	285	(761)	88	1,436	1,524	(609)	(71)	83
Segment assets	35,100	6,182	41,282	17,157	12,906	30,063	5,772	1,144	78,261
Capital expenditures (b)	(283)	(43)	(326)	(44)	(53)	(97)	(9)	—	(432)

	Construction Products			HVAC Products
	Concrete,
	Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Other	Total
2010
Six Months ended July 3, 2010
Revenues from external customers	$18,517	$6,740	$25,257	$15,901	$14,054	$29,955	$7	$172	$55,391
Depreciation, depletion and amortization	1,735	72	1,807	196	230	426	32	—	2,265
Operating (loss) income	(985)	524	(461)	(387)	1,600	1,213	(1,349)	54	(543)
Segment assets (a)	36,761	5,528	42,289	18,976	11,876	30,852	6,357	63	79,561
Capital expenditures (b)	384	9	393	122	30	152	—	—	545

Quarter ended July 3, 2010
Revenues from external customers	$11,789	$3,112	$14,901	$7,081	$9,678	$16,759	$4	$86	$31,750
Depreciation, depletion and amortization	894	38	932	98	115	213	16	—	1,161
Operating (loss) income	628	180	808	(84)	1,450	1,366	(704)	27	1,497
Segment assets (a)	36,761	5,528	42,289	18,976	11,876	30,852	6,357	63	79,561
Capital expenditures (b)	379	9	388	91	25	116	—	—	504

(a)       Segment assets are as of January 1, 2011.

(b)       Capital expenditures are presented on the accrual basis of accounting.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last Annual Report on Form 10-K.

8.     Identifiable amortizable intangible assets as of July 2, 2011 include a non-compete agreement, a restrictive land covenant and customer relationships. Collectively, these assets were carried at $278,000, net of $732,000 accumulated amortization. The pre-tax amortization expense for intangible assets during the quarter ended July 2, 2011 was $32,000 compared to $34,000 for the quarter ended July 3, 2010 and $65,000 and $68,000 for the six months ended July 2, 2011 and July 3, 2010, respectively.

Based upon the intangible assets recorded on the balance sheet at July 2, 2011, amortization expense for the next five years is estimated to be as follows: 2011 — $101,000; 2012 — $65,000; 2013 — $59,000; 2014 — $52,000 and 2015 — $45,000.

9.     The Company entered into a Fifth Amendment to the Credit Agreement effective April 14, 2011 in order to extend the maturity date of the revolving credit line portion of the Credit Agreement and to modify certain other terms. The Company was in compliance with all covenants of the amended Credit Agreement at July 2, 2011. The Fifth Amendment provides for the following:

•      The Company must maintain a Fixed Charge Coverage Ratio of 1.15 tested quarterly on a trailing twelve months basis commencing with the fiscal quarter ending July 2, 2011.

•      The Company must maintain a minimum Tangible Net Worth of $32,000,000 plus 50% of future net income. At July 2, 2011, the Company’s tangible net worth, as defined, was $36,648,000.

•      Annual capital expenditures may not exceed $3,500,000.

•      The maximum revolving credit facility line will remain at $13,500,000 until January 1, 2012 when it will be reduced to $12,000,000.

•      The maturity date of the credit facility is extended to May 1, 2013.

•      Performance-based interest rate pricing has been added based upon the Leverage Ratio achieved. The LIBOR borrowing rate ranges from 2.25% to 4.25% over LIBOR, with a LIBOR floor of 1%. The prime or base borrowing rate ranges from 0.25% to 2.0% over prime, with a prime floor of 3%.

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

Definitions under the Credit Agreement as amended are as follows:

•      Tangible Net Worth is defined as net worth plus subordinated debt, minus intangible assets (goodwill, intellectual property, prepaid expenses and deferred charges), minus all obligations owed to the Company or any of its subsidiaries by any affiliate or any or its subsidiaries and minus all loans owed by its officers, stockholders, subsidiaries or employees (Note: there are no loans owed by any of the referenced parties at July 2, 2011 or as of the date of this filing except for a loan of $336,000 to an officer of one of the Company’s subsidiaries made during the first quarter of fiscal 2011in conjunction with his relocation as discussed in Note 7).

•      Adjusted EBITDA is defined as net income plus interest, income taxes, depreciation, depletion and amortization plus other non-cash charges approved by the lender.

•      Fixed Charge Coverage Ratio is defined as, for any computation period, the ratio of the sum for such period of Adjusted EBITDA, plus the aggregate Fixed Charge Cure Amount, if any, minus the sum of income taxes paid in cash (excluding the aggregate amount of federal income taxes paid with respect to the amendment of the 2009 Federal income tax return to the extent such amount does not exceed $360,000 in the aggregate) and all unfinanced capital expenditures to the sum of interest expense and scheduled principal payments of the term debt under the Credit Agreement.

As of January 1, 2011, the term loan payments under the Fifth Amendment and the amortization of deferred financing fees are scheduled as follows (amounts in thousands):

		Amortization
	Term Loan	of Deferred
	Payments	Financing Fees
2011	$1,125	$205
2012	1,375	60
2013	3,035	—
	$5,535	$265

10.   The Company is involved in litigation matters related to its business, principally product liability matters related to the gas-fired heating products and fan coil products in the Heating and Cooling segment. In the Company’s opinion, none of these proceedings, when concluded, will have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial condition as the Company has established adequate accruals for matters that are probable and estimable. The Company does not accrue estimated amounts for future legal costs related to the defense of these matters but rather expenses them as incurred.

In November 2010, the Company filed a lawsuit against an insurance company with regard to a business interruption claim and other property damages resulting from an incident that lead to the cessation of operations at the Pikeview Quarry in December of 2008. The litigation is currently in the discovery process. No recovery has been recorded in the Company’s financial statements and all related costs have been expensed to date. The Company expects that the ongoing cost of the litigation will be significant.

The Company is also involved in a lawsuit to recover a receivable partially collateralized by land. The party has declared bankruptcy and the trustee is challenging the right of the Company to the collateral. The effect of the outcome of this matter is not determinable at this time but could be material.

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

Cash provided by operations was $471,000 during the first six months of 2011 compared to the $222,000 of cash provided during the first six months of 2010. The Company’s operating cash flow during the first six months of 2011 was positive despite the operating loss primarily due to a decrease in receivables partially offset by an increase in inventories and a decrease in accounts payable and accrued expenses. The positive operating cash flow during the first six months of 2010 was primarily due to an increase in accounts payable and accrued expenses.

During the six months ended July 2, 2011, investing activities used $954,000 of cash compared to $452,000 of cash used in the prior year’s period. Capital expenditures during the first six months of 2011 were $758,000, well below historical levels, and primarily represented purchases related to the aggregates operations. As discussed in Notes 7 and 9, the Company also made a loan of $336,000 to an officer of one of the Company’s subsidiaries in conjunction with his relocation.

Financing activities during the first six months of 2011 provided $575,000 compared to the $525,000 provided during the 2010 period as the Company borrowed less against its revolving line of credit as a result of higher cash flow generated by operations. Scheduled debt repayments of $625,000 were made during the first six months of both 2011 and 2010. The Company was also granted a $500,000 reduction in the amount deposited with its insurance carrier which was received during the second quarter. During the first six months of 2011, the highest amount of Company borrowings outstanding under the revolving credit agreement was $9,000,000 and the average amount outstanding was $6,076,000.

The Company was in compliance with the all loan covenants as of the quarter ended July 2, 2011. As more fully discussed in Note 9 above, on April 14, 2011, the Company amended its Credit Agreement primarily to extend the maturity date of the revolving credit line portion of the Credit Agreement to May 1, 2013, although other terms and covenants were also amended. The outstanding revolving credit balances at July 2, 2011 and January 1, 2011 were classified as long-term obligations.

The Company has prepared a projection of cash sources and uses for the next 12 months. Under this projection, the Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement, will be sufficient to cover expected cash needs, including servicing debt and planned capital expenditures for the next 12 months. The Company also expects to be in compliance with all debt covenants, as amended, during this period or, in the event of a default related to the Fixed Charge Coverage Ratio resulting from the new venture, discussed in Note 9, that it will be able to obtain unsecured subordinated debt sufficient in amount to cure the default as provided for in the Fifth Amendment.

Results of Operations - Comparison of Quarter Ended July 2, 2011 to Quarter Ended July 3, 2010

(In the ensuing discussions of the results of operations the term gross profit means the amount determined by deducting cost of sales before depreciation, depletion and amortization from sales. The gross profit ratio is gross profit divided by sales.)

Consolidated sales in the second quarter of 2011 were $27,975,000 or $3,775,000 (11.9%) less than second quarter of 2010. Sales in the Evaporative cooling segment were slightly higher than the prior year quarter while the Company’s three other segments experienced a decline in sales. The consolidated gross profit ratio for the current year quarter was 21.8% compared to 24.1% in the second quarter of 2010. The drop in the gross profit ratio represents varying results among the Company’s four business segments. The CACS segment experienced a significant decrease in its gross profit ratio compared to the second quarter of 2010.  Gross profit ratios improved in the Door and Heating & Cooling Segment while holding steady in the Evaporative Cooling segment. Consolidated selling and administrative expenses were $80,000 higher in the 2011 quarter compared to the prior year due to the litigation expenses associated with the Pikeview insurance claim and the expenses associated with the new business venture, Williams EcoLogix, Inc. which combined, exceeded the cost reductions instituted by the Heating and Cooling segment. Consolidated selling and administrative expenses, as a percentage of consolidated sales, increased from 15.7% to 18.1% reflecting the expenses mentioned above and the lower revenues. The operating income for the second quarter of 2011 was $83,000 compared to $1,497,000 of operating income in the second quarter of 2010.

Interest expense in the second quarter of 2011 was approximately $84,000 lower compared to the same quarter of 2010. Reduced interest rates under the revised credit agreement and lower outstanding borrowings resulted in the lower interest costs. The average interest rate in the second quarter of 2011 was approximately 5.35% compared to approximately 6.9% in the second quarter of 2010. Average total outstanding indebtedness was approximately $12,560,000 in 2011 compared to approximately $14,495,000 in 2010. The reduction in outstanding indebtedness primarily reflects lower outstanding term debt resulting from scheduled principal repayments.

A discussion of operations by segment follows.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products group for the quarters ended July 2, 2011 and July 3, 2010 (amounts in thousands):

	Concrete, Aggregates and Construction Supplies	Doors
Quarter ended July 2, 2011
Revenues from external customers	$9,099	$2,890
Gross profit	853	825
Gross profit as a percent of sales	9.4%	28.5%
Segment operating (loss) income	(1,046)	285
Operating (loss) income as a percent of sales	(11.5)%	9.9%
Segment assets as of July 2, 2011	$35,100	$6,182
Return on assets	(3.0)%	4.6%

Quarter ended July 3, 2010
Revenues from external customers	$11,789	$3,112
Gross profit	2,540	709
Gross profit as a percent of sales	21.5%	22.8
Segment operating income	628	180
Operating income as a percent of sales	5.3%	5.8%
Segment assets as of July 3, 2010	$39,134	$6,006
Return on assets	1.6%	3.0%

Concrete, Aggregates and Construction Supplies Segment

Overall construction activity in the Company’s principal markets of Colorado Springs and Pueblo, Colorado remains depressed. New home construction is at or near record low levels. There are few new commercial property construction projects of noteworthy size. Sales in the CACS segment decreased by approximately 22.8% in the second quarter of 2011 compared to the prior year quarter. In the second quarter of 2010 the Company serviced a large ready-mix concrete job at Fort Carson just south of Colorado Springs. A similarly sized job was not available in the second quarter of 2011. Concrete yardage decreased by nearly 30% from the prior year quarter. Sales of aggregates (sand, crushed limestone and gravel) including those used internally were 14.8% lower in 2011 compared to 2010. The gross profit ratio for the CACS segment as a whole was approximately 12 points lower in the second quarter of 2011 as a result of the lower volume, higher cement and fuel costs and a still sharply competitive environment in the ready-mix business. The Pikeview Quarry remains closed although the Company continues to work with the Colorado Division of Reclamation, Mining and Safety on a plan to resume operations there. Selling and administrative expenses were higher in the second quarter of 2011 principally due to the litigation costs related to the Pikeview insurance claim. The operating income for the CACS segment in the second quarter of 2011 includes a $140,000 gain on the sale of some excess mixer trucks. There was no such gain in the previous year’s second quarter.

Door Segment

Sales during the second quarter of 2011 in the Door segment decreased $222,000 or 7.1% from the comparable 2010 quarter. The Door segment is to some extent subject to the same construction market influences. The gross profit ratio in 2011 increased by 5.7 points due to changes in product mix.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products group for the quarters ended July 2, 2011 and July 3, 2010 (amounts in thousands):

	Heating and Cooling	Evaporative Cooling
Quarter ended July 2, 2011
Revenues from external customers	$6,111	$9,786
Gross profit	1,918	2,464
Gross profit as a percent of sales	31.4%	25.2%
Segment operating (loss) income	88	1,436
Operating income as a percent of sales	1.4%	14.7%
Segment assets as of July 2, 2011	$17,157	$12,906
Return on assets	.5%	11.1%

Quarter ended July 3, 2010
Revenues from external customers	$7,081	$9,678
Gross profit	1,880	2,475
Gross profit as a percent of sales	26.5%	25.6%
Segment operating (loss) income	(84)	1,450
Operating (loss) income as a percent of sales	(1.2)%	15.0%
Segment assets as of July 3, 2010	$16,506	$13,175
Return on assets	(0.1)%	11.0%

Heating and Cooling Segment

Sales in the Heating and Cooling segment decreased $970,000 (13.7%) in the second quarter of 2011 from the comparable 2010 quarter. Sales of furnaces were modestly higher in 2011 but a weak commercial construction market resulted in a substantial drop in fan coil sales. The gross profit ratio for this segment improved by approximately 4.9 points due to a reduction in factory overheads, improved production efficiency and product sales mix. Selling and administrative expenses were virtually unchanged as a result of higher commissions, co-operative advertising and sales salaries offset by a reduced level of legal expenses related to product liability claims and more stringent cost controls.

Evaporative Cooling Segment

Sales, the gross profit ratio and operating income in the Evaporative Cooling segment for the second quarter of 2011 were not significantly different from the prior year.

Results of Operations - Comparison of Six Months Ended July 2, 2011 to Six Months Ended July 3, 2010

(In the ensuing discussions of the results of operations the term “gross profit” means the amount determined by deducting cost of sales before depreciation, depletion and amortization from sales. The “gross profit ratio” is gross profit divided by sales.)

Consolidated sales in the first half of 2011 were $52,743,000, 4.8% less than sales in the first six months of 2010. As previously noted, sales results at three of the four Company’s business segments were lower in the first half of 2011. Only the Evaporative Cooling segment realized increased revenues. The consolidated gross profit ratio was 19.7% in the first half of 2011 compared to 20.8% in the first six months of 2010.  The Concrete Aggregates and Construction Supplies segment experienced a substantial drop in its gross profit ratio. The gross profit ratios in the other three business segments either improved or held steady. Consolidated selling and administrative expenses were $3,000 higher in the first half of 2011 compared to the prior year. The legal expenses associated with the Pikeview insurance claim litigation and expenses associated with the new business venture were the principal contributors to the increased selling and administrative expenses. Consolidated selling and administrative expenses, as a percentage of consolidated sales, increased from 17.8% to 18.7% primarily due to the expenses mentioned above and the lower sales level. Operating income in 2011 includes a $140,000 gain on the sale of some excess mixer trucks. In the first half of 2010 gains on the sale of depreciable equipment were $70,000.

The operating loss for the first half of 2011 was $1,538,000 compared to a loss of $543,000 in 2010.

Interest expense in the first six months of 2011 was approximately $120,000 lower compared to the same period of 2010. Reduced interest rates under the revised credit agreement and lower outstanding borrowings resulted in the lower interest expense. The average interest rate in the first half of 2011 was approximately 6.1% compared to approximately 7.2% in 2010. Average total outstanding indebtedness was approximately $11,721,000 in the first half of 2011 compared to approximately $13,739,000 in the first half of 2010. The reduction in outstanding indebtedness primarily reflects lower outstanding term debt resulting from scheduled principal repayments.

Income taxes are recorded based upon the effective rate for the year estimated at the end of each quarter. The effective rate estimated as of July 3, 2010 (16%) was significantly lower than the effective rate estimated as of July 2, 2011 (35.5%) due to the larger effect of permanent items, primarily the percentage depletion deduction, on a projected 2010 pre-tax loss close to break-even as opposed to the effect of the permanent items on the larger projected pre-tax loss for the 2011 year.

A discussion of operations by segment follows.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products group for the six months ended July 2, 2011 and July 3, 2010 (amounts in thousands):

	Concrete, Aggregates and Construction Supplies	Doors
Six Months ended July 2, 2011
Revenues from external customers	$16,453	$6,003
Gross profit	1,075	1,607
Gross profit as a percent of sales	6.5%	26.8%
Segment operating (loss) income	(2,721)	485
Operating (loss) income as a percent of sales	(16.5)%	8.1%
Segment assets as of July 2, 2011	$35,100	$6,182
Return on assets	(7.6)%	7.8%

Six Months ended July 3, 2010
Revenues from external customers	$18,517	$6,740
Gross profit	2,741	1,663
Gross profit as a percent of sales	14.8%	24.7%
Segment operating (loss) income	(985)	524
Operating (loss) income as a percent of sales	(5.3)%	7.8%
Segment assets as of July 3, 2010	$39,134	$6,006
Return on assets	(2.5)%	8.7%

Concrete, Aggregates and Construction Supplies Segment

Sales in the Concrete, Aggregates and Construction Supplies segment decreased by approximately 11.1% in the first six months of 2011 compared to the first six months of the prior year. The same market and demand factors mentioned in the analysis for the second quarter were also relevant to the first half of 2011. Concrete yardage decreased by 16.9% compared to the first six months of 2010. Sales of aggregates (sand, crushed limestone and gravel) including those used internally were approximately 5.1% lower in 2011 compared to 2010. See discussion for the second quarter regarding the status of the Pikeview Quarry. The combined gross profit ratio for the CACS segment in the first half of 2011 was approximately 8.3 points lower compared to the first half of 2010 for the same reasons noted in the second quarter commentary. Selling and administrative expenses were higher in 2011 principally as a result of the Pikeview insurance claim litigation.

Door Segment

Sales during the first six months of 2011 in the Door segment decreased $737,000 or 10.9% from the comparable 2010 period as a result of the slow construction markets. The gross profit ratio in 2011 improved by 2.1 points due to product mix factors.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products group for the six months ended July 2, 2011 and July 3, 2010 (amounts in thousands):

	Heating and Cooling	Evaporative Cooling
Six Months ended July 2, 2011
Revenues from external customers	$14,506	$15,603
Gross profit	3,841	3,799
Gross profit as a percent of sales	26.5%	24.3%
Segment operating income	164	1,917
Operating income as a percent of sales	1.1%	12.3%
Segment assets as of July 2, 2011	$17,157	$12,906
Return on assets	1.0%	14.9%

Six Months ended July 3, 2010
Revenues from external customers	$15,901	$14,054
Gross profit	3,684	3,379
Gross profit as a percent of sales	23.2%	24.0%
Segment operating (loss) income	(387)	1,600
Operating (loss) income as a percent of sales	(2.4)%	11.4%
Segment assets as of July 3, 2010	$16,506	$13,175
Return on assets	(2.3)%	12.1%

Heating and Cooling Segment

Sales in the Heating and Cooling segment decreased 8.8% in the first half of 2011 from the comparable period in 2010. Fan coil sales were down by nearly 39.7% reflecting a depressed level of commercial construction particularly with regard to new hotels, a principal application for fan coils. Sales of furnaces and heaters increased by 8.8% compared to the first half of 2010. The higher level of furnace sales was due in part to some rehabilitation projects at multifamily dwellings and improved product availability. The gross profit ratio for this segment improved by 3.3 points due to a reduction in factory overheads, improved manufacturing efficiency and product sales mix. Selling and administrative expenses were lower as a result of reduced legal expenses, charges associated with product liability claims and more stringent spending controls.

Evaporative Cooling Segment

Sales in the Evaporative Cooling segment increased by 11.0% in the first six months of 2011 compared to the 2010 first half. The sales in the prior year were held down by a carryover of inventory at some customers from the 2009 season. The gross profit ratio in this segment was about the same as the prior year. The higher sales and production volume was offset by higher steel and other materials prices. Selling and administrative costs increased by $108,000 as a result of the higher sales.  As a percentage of sales, these expenses decreased from 11.0% to 10.6%.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of July 2, 2011 and January 1, 2011 and affect the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates.

Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Notes 2 - 4 in this report on Form 10-Q and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

OUTLOOK

The revenues of the CACS segment are dependent on the level of construction activity along the Front Range in southern Colorado. Fan coil sales in the Heating and Cooling segment are generally driven by the level of commercial construction, particularly the development of new hotels. Construction activity nationally and in the particular markets that we serve remains at depressed levels. It is difficult to predict the timing and magnitude of any recovery for the construction industry in general or in those particular markets that we currently serve. Under current conditions we expect pricing in the CACS segment and for Williams’ fan coil line to be sharply competitive.

The Door segment’s sales are also, to a significant extent, reliant on new construction. However, the Door segment has not experienced the same rate of sales decline as the CACS segment as they have benefited from the construction or rehabilitation of schools, healthcare and government facilities. The sales backlog of the Door segment at the end of the second quarter of 2011 was approximately $3,300,000 compared to approximately $2,800,000 one year ago.

July typically marks the end of the selling season for evaporative coolers. Sales in the first part of July 2011 were above expectations.

In-season furnace sales later this year will be largely weather dependent.

The outcome of the litigation related to the Pikeview Quarry insurance claim is uncertain. The Company expects that the ongoing litigation expenses will be significant.

The success of the business venture to be pursued by Williams EcoLogix is, among other things, dependent on the development of a commercially salable product. Such development is being performed and financed by a third party. The Company has no responsibility with regard to the product development or funding the development efforts. The ultimate success of the Williams EcoLogix venture is dependent on a number of factors the outcome of which cannot be reasonably assured or predicted at this time.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 4 for a discussion of recently issued accounting standards.

MATERIAL CHANGES TO CONTRACTUAL OBLIGATIONS

As discussed in Note 8, the Company entered into a Fifth Amendment to its Credit Agreement.  There were no other material changes to contractual obligations that occurred during the quarter ended July 2, 2011.

FORWARD-LOOKING STATEMENTS

The foregoing discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements are based on the beliefs of the Company’s management as well as on assumptions made by and information available to the Company at the time such statements were made.  When used in this Report, words such as “anticipates,” “believes,” “contemplates,” “estimates,” “expects,” “plans,” “projects,” and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of factors including but not limited to: weather, interest rates, availability of raw materials and their related costs, national and local economic conditions, competitive forces and changes in governmental regulations and policies. Some of these factors are discussed in more detail in the Company’s 2010 Annual Report on Form 10-K. Changes in accounting pronouncements could also alter projected results. Forward-looking statements speak only as of the date they were made, and the Company undertakes no obligation to update them.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the market risks or legal proceedings that the Company is exposed to since those discussed in the Company’s 2010 Annual Report on Form 10-K.

Item 4.        Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) as of July 2, 2011. The Chief Executive Officer and Chief Financial Officer, based on that valuation, concluded that our disclosure controls and procedures were effective and were reasonably designed to ensure that all material information relating to the Company (including its subsidiaries) required to be disclosed in this quarterly report is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)       Changes in Internal Control Over Financial Reporting.

The Company continually reassesses its internal control over financial reporting and makes changes as deemed prudent.  During the quarter ended July 2, 2011, there were no material weaknesses identified in our review of internal control over financial reporting and no significant changes in the Company’s internal control over financial reporting occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not purchased any of its common stock to become treasury stock during the period April 3, 2011 through July 2, 2011.  However, the Company reserved 150,000 treasury shares representing the maximum number allowed to be granted under the 2010 Non-Employee Directors Stock Plan (“Plan”) to non-employee directors in lieu of the base director retainer fee. The Company issued a total of 12,000 shares to eight eligible board members effective January 1, 2011 as payment for the retainer fee for 2010 that remained unpaid when the Plan was adopted.

On January 19, 1999, the Company initiated purchases under the current open-ended program to repurchase its common stock. Purchases are made on the open market or in block trades at the discretion of management. The dollar amount authorized for the program has been periodically increased by the Board of Directors and approved by the Company’s lender under the Company’s prior credit facility. As of July 2, 2011, $1,307,404 of the authorized amount remains available for stock purchases. The Credit Agreement contains certain restrictions on the Company’s ability to repurchase its stock. Amendments to the Credit Agreement have retained these restrictions as described in Note 9 and the “Liquidity and Capital Resources” section of Item 2 above.

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
10.1

Credit Agreement dated April 16, 2009 among Continental Materials Corporation, as the Company, The Various Financial Institutions Party Hereto, as Lenders, and The PrivateBank and Trust Company, as Administrative Agent and Arranger, filed as Exhibit 10f to Form 10-K for the year ended January 3, 2009, incorporated herein by reference; First Amendment thereto dated as of November 18, 2009, filed as Exhibit 10.1 to Form 10-K for the year ended January 2, 2010; Second Amendment thereto dated April 15, 2010, filed as Exhibit 10.2 to Form 10-K for the year ended January 2, 2010; Third Amendment thereto dated November 12, 2010 filed as Exhibit 10.1 to Form 10-Q for the quarter ended October 2, 2010; Fourth Amendment thereto dated December 31, 2010 and Fifth Amendment thereto dated April 14, 2011 filed as Exhibits 10.1 and 10.2, respectively, to Form 10-K for the year ended January 1, 2011.

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

101

The following financial information from Continental Materials Corporation’s Quarterly Report on Form 10-Q for the period ended July 2, 2011 filed with the SEC on August 16, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Retained Earnings for the three and six-month periods ended July 2, 2011 and July 3, 2010, (ii) the Condensed Consolidated Balance Sheets at July 2, 2011 and January 1, 2011, (iii) the Condensed Consolidated Statements  of Cash Flows for the six-month periods ended July 2, 2011 and July 3, 2011, and (iv) Notes to the Quarterly Condensed Consolidated Financial Statements.*

*                 Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION

Date:	August 16, 2011	By:	/s/ Joseph J. Sum
Joseph J. Sum, Vice President
and Chief Financial Officer