Form 10-Q
period 2011-10-01
CONTINENTAL MATERIALS CORP
filed 2011-11-21
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.25 par value, shares outstanding at November 15, 2011: 1,622,624.

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

OCTOBER 1, 2011 and JANUARY 1, 2011

(000’s omitted except share data)

	OCTOBER 1,
	2011	JANUARY 1,
	(Unaudited)	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,179	$1,032
Receivables, net	15,548	19,868
Receivable for insured losses	449	807
Inventories:
Finished goods	8,708	7,232
Work in process	904	748
Raw materials and supplies	9,389	8,643
Prepaid expenses	1,426	1,374
Deferred income taxes	1,584	1,584
Real Estate held for resale	723	—
Total current assets	39,910	41,288

Property, plant and equipment, net	21,842	23,693

Goodwill	7,229	7,229
Amortizable intangible assets, net	260	343
Prepaid royalties	1,573	1,415
Cash deposits for self-insured claims	4,340	4,840
Other assets	1,121	753

	$76,275	$79,561

LIABILITIES
Current liabilities:
Current portion of long-term debt	$500	$1,125
Accounts payable and accrued expenses	11,998	13,392
Liability for unpaid claims covered by insurance	449	807
Total current liabilities	12,947	15,324

Revolving bank loan payable	7,150	5,750
Long-term debt	4,160	4,410
Deferred income taxes	379	1,324
Other long-term liabilities	1,983	1,948

SHAREHOLDERS’ EQUITY
Common shares, $0.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,869	1,830
Retained earnings	63,350	64,947
Treasury shares, 951,590 and 975,590, at cost	(16,206)	(16,615)
	49,656	50,805

	$76,275	$79,561

See notes to condensed consolidated financial statements.

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE THREE MONTHS ENDED OCTOBER 1, 2011 AND OCTOBER 2, 2010

(Unaudited)

(000’s omitted except per-share amounts)

	OCTOBER 1,	OCTOBER 2,
	2011	2010

Net sales	$25,501	$29,142

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	19,944	22,477
Depreciation, depletion and amortization	1,012	1,102
Selling and administrative	4,937	4,526

Gain on disposition of property and equipment	29	—
	25,864	28,105

Operating (loss) income	(363)	1,037

Interest expense, net	(141)	(197)
Amortization of deferred financing fees	(51)	(51)
Other income (loss), net	—	(1)

(Loss) income from continuing operations before income taxes	(555)	788

(Benefit) provision for income taxes	(239)	70

Net (loss) income from continuing operations	(316)	718

(Loss) income from discontinued operation net of income tax benefit of $5 and $24	(6)	22

Net (loss) income	(322)	740

Retained earnings, beginning of period	63,672	63,363

Retained earnings, end of period	$63,350	$65,103

Net income per basic and diluted share:
Continuing operations	$(.20)	$.45
Discontinued operation	(.00)	.01
Net income per basic and diluted share	$(.20)	$.46

Average shares outstanding	1,623	1,599

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE NINE MONTHS ENDED OCTOBER 1, 2011 AND OCTOBER 2, 2010

(Unaudited)

(000’s omitted except per-share amounts)

	OCTOBER 1,	OCTOBER 2,
	2011	2010

Net sales	$78,244	$84,533

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	62,304	66,340
Depreciation, depletion and amortization	3,193	3,367
Selling and administrative	14,817	14,352

Gain on disposition of property and equipment	169	70
	80,145	83,989

Operating (loss) income	(1,901)	544

Interest expense, net	(443)	(673)
Amortization of deferred financing fees	(154)	(154)
Other income, net	25	27

Loss from continuing operations before income taxes	(2,473)	(256)

Benefit for income taxes	(920)	(97)

Net loss from continuing operations	(1,553)	(159)

Loss from discontinued operation net of income tax benefit of $26 and $41	(44)	(66)

Net loss	(1,597)	(225)

Retained earnings, beginning of period	64,947	65,328

Retained earnings, end of period	$63,350	$65,103

Net loss per basic and diluted share:
Continuing operations	$(.96)	$(.10)
Discontinued operation	(.03)	(.04)
Net loss per basic and diluted share	$(.99)	$(.14)

Average shares outstanding	1,615	1,599

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 1, 2011 AND OCTOBER 2, 2010

(Unaudited)

(000’s omitted)

	OCTOBER 1, 2011	OCTOBER 2, 2010

Net cash provided by operating activities	$547	$2,099

Investing activities:
Capital expenditures	(1,258)	(687)
Proceeds from sale of property and equipment	169	93
Loan to subsidiary executive	(336)	—
Net cash used in investing activities	(1,425)	(594)

Financing activities:
Borrowings (repayments) under revolving credit facility	1,400	(200)
Repayment of long-term debt	(875)	(1,000)
Reduction of cash deposit for self-insured claims	500	—
Net cash provided by (used in) financing activities	1,025	(1,200)

Net increase in cash and cash equivalents	147	305
Cash and cash equivalents:
Beginning of period	1,032	681

End of period	$1,179	$986

Supplemental disclosures of cash flow items:
Cash paid during the nine months for:
Interest, net	$492	$664
Income taxes paid	363	2

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

NOTES TO THE QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED OCTOBER 1, 2011

(Unaudited)

1.               The unaudited interim condensed consolidated financial statements included herein are prepared pursuant to the Securities and Exchange Commission rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual consolidated financial statements have been omitted. The condensed consolidated balance sheet of the Company as of January 1, 2011 has been derived from the audited consolidated balance sheet of the Company as of that date. The interim condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K. In the opinion of management, the condensed consolidated financial statements include all adjustments (none of which were other than normal recurring adjustments) necessary for a fair statement of the results for the interim periods. Discontinued operation refers to the residual activity related to Rocky Mountain Ready Mix (RMRM), a Colorado corporation sold by the Company on July 17, 2009.

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

The Company’s income tax returns are subject to audit by the Internal Revenue Service (IRS) and state tax authorities. The amounts recorded for income taxes reflect the Company’s tax positions based on research and interpretations of complex laws and regulations. The Company accrues liabilities related to uncertain tax positions taken or expected to be taken in its tax returns. The IRS has completed examinations for periods through 2007. Various state income tax returns also remain subject to examination.

3.               Fair value of the Company’s debt is estimated based on the borrowing rates currently available to the Company for bank loans with similar terms, maturities and credit risks. The carrying amount of long-term debt represents a reasonable estimate of the corresponding fair value as the Company’s debt is held at variable interest rates.

4.               During September 2011, the FASB issued Accounting Standards Update (ASU) 2011-08 which is effective for fiscal years beginning after December 15, 2011 although early adoption is allowed. The ASU allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The ASU expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company has not completed its evaluation of the impact, if any, of the adoption of ASU 2011-08.

Other than as noted above, there are currently no other significant prospective accounting pronouncements that are expected to have a material effect on the Company’s consolidated financial statements.

5.               Operating results for the first nine months of 2011 are not necessarily indicative of performance for the entire year due to the seasonality of most of our products. Historically, sales of the Evaporative Cooling segment are higher in the first and second quarters, sales of the Concrete, Aggregates and Construction Supplies (CACS) segment are higher in the second and third quarters and sales of the Heating and Cooling segment are higher in the third and fourth quarters. The sales of the Door segment are more evenly spread throughout the year. The economic recession and financial market turmoil that began in the latter part of 2008 has had a significant detrimental effect on the construction industry in general and on our construction related businesses in particular since that time and is expected to continue to do so for the foreseeable future.

6.               There is no difference in the calculation of basic and diluted earnings per share (EPS) for the three-month or nine-month periods ended October 1, 2011 and October 2, 2010 as the Company does not have any dilutive instruments.

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

The Heating and Cooling segment produces and sells gas-fired wall furnaces, console heaters and fan coils from the Company’s wholly-owned subsidiary, Williams Furnace Co. of Colton, California (WFC). The Evaporative Cooling segment produces and sells evaporative coolers from the Company’s wholly-owned subsidiary, Phoenix Manufacturing, Inc. of Phoenix, Arizona (PMI). Sales of these two segments are nationwide but are concentrated in the southwestern United States. Concrete, Aggregates and Construction Supplies are offered from numerous locations along the Southern Front Range of Colorado operated by the Company’s wholly-owned subsidiaries collectively referred to as Transit Mix Concrete Co. (TMC). Doors are fabricated and sold along with the related hardware from Colorado Springs and Pueblo, Colorado through the Company’s wholly-owned subsidiary, McKinney Door and Hardware, Inc. of Pueblo (MDHI). Sales of these two segments are highly concentrated in the Southern Front Range area in Colorado although door sales are also made throughout the United States.

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

The following table presents information about reported segments for the nine-month and three-month periods ended October 1, 2011 and October 2, 2010 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

	Construction Products			HVAC Products
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Other	Total
2011
Nine Months ended October 1, 2011
Net sales to external customers	$24,719	$9,164	$33,883	$22,920	$21,173	$44,093	$10	$258	$78,244
Depreciation, depletion and amortization	2,452	103	2,555	314	273	587	51	—	3,193
Operating (loss) income	(3,500)	556	(2,944)	750	2,290	3,040	(1,837)	(160)	(1,901)
Segment assets	33,568	6,224	39,792	19,411	10,094	29,505	5,838	1,140	76,275
Capital expenditures (b)	932	60	992	99	150	249	17	—	1,258
Quarter ended October 1, 2011
Net sales to external customers	$8,266	$3,161	$11,427	$8,414	$5,570	$13,984	$4	$86	$25,501
Depreciation, depletion and amortization	806	36	842	105	48	153	17	—	1,012
Operating income (loss)	(780)	72	(708)	586	373	959	(541)	(73)	(363)
Segment assets	33,568	6,224	39,792	19,411	10,094	29,505	5,838	1,140	76,275
Capital expenditures (b)	452	4	456	29	12	41	3	—	500

	Construction Products			HVAC Products
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Other	Total
2010
Nine Months ended October 2, 2010
Net sales to external customers	$29,008	$9,765	$38,773	$25,647	$19,846	$45,493	$9	$258	$84,533
Depreciation, depletion and amortization	2,571	108	2,679	294	345	639	49	—	3,367
Operating (loss) income	(514)	594	80	310	2,069	2,379	(1,996)	81	544
Segment assets (a)	36,761	5,528	42,289	18,976	11,876	30,852	6,357	63	79,561
Capital expenditures (b)	425	14	439	181	64	245	3	—	687
Quarter ended October 2, 2010
Net sales to external customers	$10,491	$3,025	$13,516	$9,746	$5,792	$15,538	$2	$86	$29,142
Depreciation, depletion and amortization	836	36	872	98	115	213	17	—	1,102
Operating income (loss)	471	66	537	651	469	1,120	(647)	27	1,037
Segment assets (a)	36,761	5,528	42,289	18,976	11,876	30,852	6,357	63	79,561
Capital expenditures (b)	46	5	51	90	39	129	3	—	183

(a)              Segment assets are as of January 1, 2011.

(b)             Capital expenditures are presented on the accrual basis of accounting.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last Annual Report on Form 10-K.

8.               Identifiable amortizable intangible assets as of October 1, 2011 include a non-compete agreement, a restrictive land covenant and customer relationships. Collectively, these assets were carried at $260,000, net of $750,000 accumulated amortization. The pre-tax amortization expense for intangible assets during the quarter ended October 1, 2011 was $18,000 compared to $34,000 for the quarter ended October 2, 2010 and was $83,000 for the nine months ended October 1, 2011 as compared to $102,000 for the nine months ended October 2, 2010.

Based upon the intangible assets recorded on the balance sheet at October 1, 2011, amortization expense for the next five years is estimated to be as follows: 2011 — $102,000; 2012 — $65,000; 2013 — $58,000; 2014 — $52,000 and 2015 — $45,000.

9.               The Company entered into a Amended and Restated Credit Agreement (the Restated Agreement) effective November 18, 2011 in order to obtain a waiver of the covenant requiring a Fixed Charge Coverage Ratio of 1.15 to 1.00 as of October 1, 2011, to extend the maturity date of the Credit Agreement, to increase the maximum amount available under the revolving credit facility to $20,000,000 and to modify certain other amounts, terms and conditions. The Restated Agreement provides for the following:

•                  The Fixed Charge Coverage Ratio requirement of 1.15 to 1.00 is waived for the twelve month period ended October 1, 2011. The Minimum Fixed Charge Coverage Ratio of 1.15 to 1.00 will commence with the Computation Period ending March 31, 2013.

•                  The Company must maintain a Minimum Tangible Net Worth as of the last day of any Computation Period of $32,000,000 plus 50% of the Consolidated Net Income for the immediately preceding Fiscal Year..

•                  Annual capital expenditures may not exceed $3,500,000 excluding those of Williams EcoLogix, Inc.

•                  Not permit the Balance Sheet Leverage Ratio as of the last day of any Computation Period to exceed 1.00 to 1.00.

•                  The maximum revolving credit facility line is increased to $20,000,000.

•                  The maturity date of the credit facility is extended to May 1, 2015.

•                  Interest rate pricing for the revolving credit facility is Libor plus 3.25% or Prime plus 1%. The interest on the term loan is Libor plus 3.75% or Prime plus 1.5%.

•                  The term loan principal repayment schedule has been revised and reduced. The table below reflects the new maturities under the Restated Agreement.

•                  As previously reported, WFC has entered into an agreement to distribute a product currently being developed by a third party. Should the product be successfully developed such that it results in a commercially salable product, WFC (through a newly formed subsidiary, Williams EcoLogix, Inc.) is likely to incur start-up costs and other expenses prior to the realization of revenues by this new business venture. The permitted maximum cumulative cash expenditures for this venture are $2,500,000 commencing on March 24, 2011.

•                  The interest rate swap transaction remains in effect.

Definitions under the Credit Agreement as amended are as follows:

•                  Tangible Net Worth is defined as net worth plus subordinated debt, minus intangible assets (goodwill, intellectual property, prepaid expenses, deposits and deferred charges), minus all obligations owed to the Company or any of its subsidiaries by any affiliate or any or its subsidiaries and minus all loans owed by its officers, stockholders, subsidiaries or employees. There are no loans owed by any of the referenced parties at October 1, 2011 or as of the date of this filing except for a loan of $352,000 to an officer of one of the Company’s subsidiaries made during the first quarter of fiscal 2011in conjunction with his relocation as discussed in Note 7.

•                  Adjusted EBITDA is defined as net income, excluding the operating results of discontinued operations,  plus interest, income taxes, depreciation, depletion and amortization plus other non-cash charges approved by the lender.

•                  Fixed Charge Coverage Ratio is defined as, for any computation period, the ratio of (a) the sum for such period of Adjusted EBITDA minus the sum of income taxes paid in cash and (b) all unfinanced capital expenditures to the sum for such period of interest expense plus the required payments of principal of the term debt.

•                  Balance Sheet Leverage Ratio is defined as the ratio of Total Debt to Tangible Net Worth.

The term loan payments under the Restated Agreement and the amortization of deferred financing fees are scheduled as follows (amounts in thousands):

		Amortization
	Term Loan	of Deferred
	Payments	Financing Fees
2011	$1,012	$205
2012	500	60
2013	500	—
2014	500	—
2015	3,023	—
	$5,535	$265

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

In November 2010, the Company filed a lawsuit against an insurance company with regard to a business interruption claim and property damages resulting from an incident that lead to the cessation of operations at the Pikeview Quarry in December of 2008. The litigation is currently in the discovery process. No recovery has been recorded in the Company’s financial statements and all related costs have been expensed to date. The Company expects that the ongoing cost of the litigation will be significant.

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

Liquidity and Capital Resources

As noted above, various factors affect the sales of the Company’s products. Historically, the Company has experienced operating losses during the first quarter except when construction activity is strong along the Southern Front Range of Colorado and the weather is mild. Operating results typically improve in the second and third quarters, reflecting more favorable weather conditions in Colorado and the seasonal sales of the Evaporative Cooling segment; however, the Company expects construction activity along the Southern Front Range will remain depressed into the 2012 fiscal year.

Fourth quarter results can vary based on weather conditions in Colorado as well as in the principal markets for the Company’s heating equipment. The Company typically experiences operating cash flow deficits during the first half of the year reflecting operating results, the use of sales dating programs (extended payment terms) related to the Evaporative Cooling segment and payments of the prior year’s accrued incentive bonuses and Company profit-sharing contributions, if any. As a result, the Company’s borrowings against its revolving credit facility tend to peak during the second quarter and then decline over the remainder of the year. This trend has continued in 2011. Although the actual outstanding balance at the end of the third quarter of 2011 was slightly higher than the balance at the end of the second quarter or 2011, the average outstanding balance during the third quarter was approximately $5,533,000 compared to the average outstanding balance during the second quarter of approximately $7,174,000.

Cash provided by operations was $547,000 during the first nine months of 2011 compared to the $2,099,000 of cash provided during the first nine months of 2010. The Company’s operating cash flow during the first nine months of 2011 was positive despite the increased operating loss primarily due to a larger net reduction in working capital during the first nine months of 2011 compared to the first nine months of 2010, in part reflecting the reduced sales volume.

During the nine months ended October 1, 2011, investing activities used $1,425,000 of cash compared to the $594,000 of cash used in the prior year’s period. The Company continued to closely monitor capital expenditures during the first nine months of 2011 as sales volume remains depressed. Capital purchases during the 2011 period were primarily related to the aggregates operations as well as the buyout of three leased mixer trucks. As discussed in Notes 7 and 9, the Company also made a loan of $352,000 to an officer of one of the Company’s subsidiaries in conjunction with his relocation.

Financing activities during the first nine months of 2011 provided $1,025,000 through borrowings of $1,400,000 against the revolving credit facility as well as the receipt of $500,000 resulting from the reduction of the amount deposited with our insurance carrier to secure the Company’s self-insured claims under its casualty insurance program. Financing activities used $1,200,000 during the first nine months of 2010 as the Company repaid $200,000 of borrowings under the revolving credit facility. All scheduled term debt payments were made during both the 2011 and 2010 periods. During the first nine months of 2011, the highest amount of Company borrowings outstanding under the revolving credit agreement was $9,000,000 and the average amount outstanding was $5,923,000.

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

Results of Operations - Comparison of Quarter Ended October 1, 2011 to Quarter Ended October 2, 2010

In the ensuing discussions of the results of operations the term gross profit means the amount determined by deducting cost of sales (exclusive of depreciation, depletion and amortization) from sales. The gross profit ratio is gross profit divided by sales.

Consolidated sales in the third quarter of 2011 were $25,501,000 or $3,641,000 (12.5%) less than in the third quarter of 2010.The decline in sales is the result of the same market and economic factors that have prevailed throughout the year. A depressed construction market in the Colorado Springs and Pueblo, Colorado area resulted in a $2,225,000 (21.2%) decline in sales for the Concrete, Aggregates and Construction Supplies (“CACS”) segment. The same weak construction market conditions throughout most of the nation also lead to a drop in fan coil sales in the Heating and Cooling segment. Sales in the third quarter for that segment were down $1,332,000 (13.7%). Third quarter sales in 2011 for the Door and Evaporative Cooling segments were little changed compared to the same quarter in the prior year. The consolidated gross profit ratio declined from 22.9% in the third quarter of 2010 to 21.8% in the current year quarter. This deterioration in the gross profit rate is due principally to the lower sales volume, fixed costs and higher fuel costs experienced by the CACS segment. The gross profit rate for the Heating and Cooling segment improved compared to the prior year. The gross profit rate for the Door and Evaporative Cooling segments were slightly lower. Consolidated selling and administrative expenses were $411,000 higher in the 2011 third quarter compared to the comparable quarter in the prior year. Litigation expenses associated with the Pikeview Quarry insurance claim and expenses related to Williams EcoLogix, Inc. resulted in the increased expense level. Consolidated selling and administrative expenses as a percentage of consolidated sales increased to 19.4% from 15.5%.  The Company incurred an operating loss of $363,000 in the third quarter of 2011 compared to a $1,037,000 operating profit in the third quarter of 2010.

Interest expense in the third quarter of 2011 was approximately $56,000 lower compared to the prior year quarter. The reduced interest expense was the result of both lower interest rates and reduced borrowings. The average interest rate in the third quarter of 2011 was approximately 5.7% compared to approximately 6.8% in the third quarter of 2010. Average total outstanding indebtedness for the third quarter of 2011 was approximately $11,048,000 compared to approximately $12,619,000 in the third quarter of 2010. The reduction in outstanding indebtedness primarily reflects lower outstanding term debt resulting from scheduled principal payments.

A discussion of operations by segment follows.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products group for the quarters ended October 1, 2011 and October 2, 2010 (amounts in thousands):

	Concrete, Aggregates and Construction Supplies	Doors
Quarter ended October 1, 2011
Revenues from external customers	$8,266	$3,161
Gross profit	1,311	599
Gross profit as a percent of sales	15.9%	18.9%
Segment operating income	(780)	72
Operating income as a percent of sales	(9.4)%	2.3%
Segment assets as of October 1, 2011	$33,568	$6,224
Return on assets	(2.3)%	1.2%

Quarter ended October 2, 2010
Net sales to external customers	$10,491	$3,025
Gross profit	2,312	582
Gross profit as a percent of sales	22.0%	19.2%
Segment operating income	471	66
Operating income as a percent of sales	4.5%	2.2%
Segment assets as of October 2, 2010	$37,351	$6,207
Return on assets	1.3%	1.1%

Concrete, Aggregates and Construction Supplies Segment

Construction activity in the Company’s principal markets of Colorado Springs and Pueblo, Colorado remains weak and was so in both periods. Spending on both residential and commercial construction is at depressed levels. Concrete yardage and tons of aggregate sold or consumed internally were down 21.1% and 23.1%, respectively, compared to the third quarter of 2010. Selling prices for concrete declined compared to the prior year although most of the drop in selling price was offset by lower cement prices. The gross profit rate for the CACS segment as a whole was 15.9% in the third quarter of 2011 compared to 22.0% in the prior year third quarter. Lower sales volume, a very competitive pricing environment and higher prices for diesel fuel all lead to the lower gross profit rate. Selling and administrative expenses for this segment increased by approximately $296,000 principally due to the litigation expenses related to the Pikeview Quarry insurance claim.

Door Segment

Sales during the third quarter of 2011 in the Door segment were $136,000 (4.5%) higher than in the third quarter of 2010. The gross profit percentage in 2011 was slightly lower due to more competitive pricing in the slow construction market.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products group for the quarters ended October 1, 2011 and October 2, 2010 (amounts in thousands):

	Heating and Cooling	Evaporative Cooling
Quarter ended October 1, 2011
Net sales to external customers	$8,414	$5,570
Gross profit	2,449	1,166
Gross profit as a percent of sales	29.1%	20.9%
Segment operating income	586	373
Operating income as a percent of sales	7.0%	6.7%
Segment assets as of October 1, 2011	$19,411	$10,094
Return on assets	3.0%	3.7%

Quarter ended October 2, 2010
Net sales to external customers	$9,746	$5,792
Gross profit	2,493	1,249
Gross profit as a percent of sales	25.6%	21.6%
Segment operating income	651	469
Operating income as a percent of sales	6.7%	8.1%
Segment assets as of October 2, 2010	$19,009	$10,409
Return on assets	3.4%	4.5%

Heating and Cooling Segment

Sales in the Heating and Cooling segment decreased $1,332,000 (13.7%) in the third quarter of 2011 from the comparable 2010 quarter. Sales of furnaces were modestly higher in 2011 but a continuing weak commercial construction market resulted in lower fan coil sales. The gross profit ratio for this segment improved from 25.6% to 29.1% due to better purchasing methods which resulted in reductions in some material costs, improved factory productivity and product sales mix. Selling and administrative expenses were substantially unchanged.

Evaporative Cooling Segment

Sales in the Evaporative Cooling segment were just $222,000 (3.8%) lower in the third quarter of 2011 compared to the prior year quarter. The gross profit ratio dropped from 21.6% to 20.9% due to increases in prices for certain raw materials, particularly steel.

Operations - Comparison of Nine Months Ended October 1, 2011 to Nine Months Ended October 2, 2010

In the ensuing discussions of the results of operations the term gross profit means the amount determined by deducting cost of sales (exclusive of depreciation, depletion and amortization) from sales. The gross profit ratio is gross profit divided by sales.

Consolidated sales in the first nine months of 2011 were $6,289,000 (7.4%) less than in the first nine months of 2010. Sales results at three of the four Company’s business segments were lower in 2011. Only the Evaporative Cooling segment realized increased revenues. The same market and economic conditions mentioned in the discussion of the third quarter results contributed to the lower sales in the other three segments for the first nine months of 2011. The consolidated gross profit ratio was 20.4% in the first nine months of 2011 compared to 21.5% for the same period in 2010. The CACS segment experienced a substantial drop in its gross profit rate while the gross profit rate for the other three segments either improved or held steady. Consolidated selling and administrative expenses were $465,000 higher in the first nine months of 2011 compared to the comparable period in the prior year. As explained in the remarks on the third quarter results, the higher level of expense is due to the Pikevew litigation and Williams EcoLogix, Inc. Selling and administrative expenses as a percentage of net sales increased to 18.9% from 17.0%.

The operating loss for the first nine months of 2011 was $1,901,000 compared to a $544,000 operating profit in the comparable period in 2010. The operating loss for the first nine months of 2011 includes $169,000 in gains from the sale of equipment compared to gains of $70,000 in the prior year period.

Interest expense in the first nine months of 2011 was approximately $230,000 lower compared to the same period of 2010. The reduction in interest expense was due to a combination of lower interest rates and reduced borrowings. The average interest rate in the first nine months of 2011 was approximately 5.9 % compared to approximately 7.10% in 2010. Average total outstanding indebtedness was approximately $11,488,000 in the first nine months of 2011 compared to approximately $13,313,000 in the first nine months of 2010. The reduction in outstanding indebtedness was due principally to the scheduled term debt repayments.

A discussion of operations by segment follows.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products group for the nine months ended October 1, 2011 and October 2, 2010 (amounts in thousands):

	Concrete, Aggregates and Construction Supplies	Doors
Nine Months ended October 1, 2011
Net sales to external customers	$24,719	$9,164
Gross profit	2,386	2,206
Gross profit as a percent of sales	9.7%	24.1%
Segment operating (loss) income	(3,500)	556
Operating (loss) income as a percent of sales	(14.2)%	6.1%
Segment assets as of October 1, 2011	$33,568	$6,224
Return on assets	(10.4)%	8.9%

Nine Months ended October 2, 2010
Net sales to external customers	$29,008	$9,765
Gross profit	5,053	2,245
Gross profit as a percent of sales	17.4%	23.0%
Segment operating (loss) income	(514)	594
Operating (loss) income as a percent of sales	(1.2)%	6.1%
Segment assets as of October 2, 2010	$37,351	$6,207
Return on assets	(1.4)%	9.6%

Concrete, Aggregates and Construction Supplies Segment

Sales in the CACS segment decreased by $4,289,000 (14.8%) in the first nine months of 2011 compared to the first nine months of 2010. The same market and demand factors mentioned in the discussion of the first quarter results were also relevant to the nine-month period. Concrete yardage decreased by 18.4% compared to the first nine months of 2010. The average price of ready-mixed concrete declined by approximately2.6% as a result of a more intense level of competition, lower cement costs and a change in product mix. Not all of the lower ready-mix concrete prices were offset by lower cement costs in the nine month period. Sales of aggregates (sand, crushed limestone and gravel) including those used internally were approximately 12.8%  lower in the first nine months of 2011 compared to the same period in 2010. The overall gross profit rate for the CACS segment decreased from 17.4% for the first nine months of 2010 to 9.7% in the comparable period of the current year. Lower prices for ready-mix concrete, diminished volume, higher diesel fuel prices and the fixed costs of this segment all contributed to the decline in the gross profit rate. Selling and administrative expenses were higher in 2011 as a result of the Pikeview insurance claim litigation.

Door Segment

Sales during the first nine months of 2011 in the Door segment decreased $601,000 or 6.2% from the comparable 2010 period as a result of the slow construction markets. The sales decline in the Door segment is not as significant as that experienced in the CACS segment because the Door business provided doors and related hardware for some new healthcare and educational facilities. The gross profit ratio in 2011 improved by 1.1 points due to product mix factors.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products group for the nine months ended October 1, 2011 and October 2, 2010 (amounts in thousands):

	Heating and Cooling	Evaporative Cooling
Nine Months ended October 1, 2011
Net sales to external customers	$22,920	$21,173
Gross profit	6,290	4,965
Gross profit as a percent of sales	27.4%	23.4%
Segment operating income	750	2,290
Operating income as a percent of sales	3.3%	10.8%
Segment assets as of October 1, 2011	$19,411	$10,094
Return on assets	3.9%	22.7%

Nine Months ended October 2, 2010
Net sales to external customers	$25,647	$19,846
Gross profit	6,070	4,628
Gross profit as a percent of sales	23.7%	23.3%
Segment operating income	310	2,069
Operating income as a percent of sales	1.2%	10.4%
Segment assets as of October 2, 2010	$19,009	$10,409
Return on assets	1.6%	19.9%

Heating and Cooling Segment

Sales in the Heating and Cooling segment decreased $2,727,000 (10.6%) in the first nine month of 2011 from the comparable period in 2010.  Fan coil sales were down 42% reflecting a continued depressed level of commercial construction particularly with regard to new hotels, a principal application for fan coils. Sales of furnaces and heaters increased by 7% compared to the first nine months of 2010. The higher level of sales for these products was due in part to some rehabilitation projects at multifamily dwellings and improved product availability. The gross profit ratio for this segment increased by 3.7 points for the reasons mentioned in the discussion of the third quarter results. Selling and administrative expenses were lower in the first nine months of 2011 as a result of a lower level of legal expenses associated with product liability claims and more stringent spending controls.

Evaporative Cooling Segment

Sales in the Evaporative Cooling segment increased $1,327,000 or 6.7% in the first nine months of 2011 compared to the same period in 2010. Sales in 2010 were held down by a carryover of inventory at some customers from the 2009 season. The gross profit ratio was virtually unchanged. The effect of the improved volume and a beneficial change in product sales mix was offset by some increased material costs, particularly steel. Selling and administrative expenses were higher in the 2011 period due to the higher level of sales, additional sales staff and higher incentive compensation provisions. As a percentage of net sales these expenses were 11.3% in the first nine months of 2011 compared to 11.2% for the same period in 2010.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of October 1, 2011 and January 1, 2011 and affect the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates.

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

OUTLOOK

The level of construction activity in southern Colorado continues at a slow pace. Housing starts in Colorado Springs have increased modestly compared to the last two years but remain at relatively low levels. Housing construction in Pueblo is very depressed. Business conditions are not expected to substantially improve within the next 12 months. Under the current conditions, pricing in the CACS segment is expected to remain sharply competitive. It is difficult to predict the timing and magnitude of any general recovery of construction in the markets served.

The Door segment’s sales are also, to a significant degree, reliant on new construction. The sales backlog of the Door segment at the end of September 2011 is modestly lower than at the end of September 2010. Pricing remains highly competitive.

July typically marks the end of the selling season for evaporative coolers. Sales during the third quarter of 2011 declined approximately 3.8% primarily due to less favorable weather conditions throughout the third quarter of 2011 when compared to the third quarter of 2010. Sales during the fourth quarter are preseason orders and are highly dependent upon the timing these orders are placed by our customers.

The sales backlog for fan coil products in the Heating and Cooling segment has shown some increase recently as some construction projects which were previously deferred are now moving forward. However, the overall commercial construction market is expected to remain slow. Furnace sales for the remainder of the year will be largely weather dependent.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 4 for a discussion of recently issued accounting standards.

MATERIAL CHANGES TO CONTRACTUAL OBLIGATIONS

As discussed in Note 9, the Company entered into an amendment of its Credit Agreement with its bank lender. Other than discussed in the preceding sentence, there were no material changes to contractual obligations that occurred during the quarter ended October 1, 2011.

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

Item 4T.     Controls and Procedures

(a)                      Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) as of October 1, 2011. The Chief Executive Officer and Chief Financial Officer, based on that valuation, concluded that our disclosure controls and procedures were effective and were reasonably designed to ensure that all material information relating to the Company (including its subsidiaries) required to be disclosed in this quarterly report is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)                     Changes in Internal Control Over Financial Reporting.

The Company continually reassesses its internal control over financial reporting and makes changes as deemed prudent. During the quarter ended October 1, 2011, there were no material weaknesses identified in our review of internal control over financial reporting and no significant changes in the Company’s internal control over financial reporting occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not purchased any of its common stock to become treasury stock during the period April 3, 2011 through July 2, 2011.  However, the Company reserved 150,000 treasury shares representing the maximum number allowed to be granted under the 2010 Non-Employee Directors Stock Plan (“Plan”) to non-employee directors in lieu of the base director retainer fee. The Company issued a total of 12,000 shares to eight eligible board members effective January 1, 2011 as payment for the retainer fee for 2010 that remained unpaid when the Plan was adopted. The Company also issued a total of 12,000 shares to same eight eligible board members effective July 15, 2011 as full payment for the 2011 retainer fee.

On January 19, 1999, the Company initiated purchases under the current open-ended program to repurchase its common stock. Purchases are made on the open market or in block trades at the discretion of management. The dollar amount authorized for the program has been periodically increased by the Board of Directors and approved by the Company’s lender under the Company’s prior credit facility. As of October 1, 2011, $1,307,404 of the authorized amount remains available for stock purchases. The Credit Agreement contains certain restrictions on the Company’s ability to repurchase its stock. Amendments to the Credit Agreement have retained these restrictions. See further discussion in Note 9 and the “Liquidity and Capital Resources” section of Item 2 above.

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

10

Credit Agreement dated April 16, 2009 among Continental Materials Corporation, as the Company, The Various Financial Institutions Party Hereto, as Lenders, and The Private Bank and Trust Company, as Administrative Agent and Arranger, filed as Exhibit 10f to Form 10-K for the year ended January 3, 2009, incorporated herein by reference; First Amendment thereto dated as of November 18, 2009, filed as Exhibit 10.1 to Form 10-K for the year ended January 2, 2010; Second Amendment thereto dated April 15, 2010, filed as Exhibit 10.2 to Form 10-K for the year ended January 2, 2010; Third Amendment thereto dated November 12, 2010 filed as Exhibit 10.1 to Form 10-Q for the quarter ended October 2, 2010; Fourth Amendment thereto dated December 31, 2010; Fifth Amendment thereto dated April 14, 2011 filed as Exhibits 10.1 and 10.2, respectively, to Form 10-K for the year ended January 1, 2011; and the Amended and Restated Credit Agreement thereto dated November 18, 2011 filed as Exhibit 10 to this Form 10-Q for the quarter ended October 1, 2011.

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

101

The following financial information from Continental Materials Corporation’s Quarterly Report on Form 10-Q for the period ended October 1, 2011 filed with the SEC on November 21, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Retained Earnings for the three and nine-month periods ended October 1, 2011 and October 2, 2010, (ii) the Condensed Consolidated Balance Sheets at October 1, 2011 and January 1, 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the nine-month periods ended October 1, 2011 and October 2, 2010, and (iv) Notes to the Quarterly Condensed Consolidated Financial Statements.*

*                 Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION

Date:	November 21, 2011	By:	/s/ Joseph J. Sum
Joseph J. Sum, Vice President
and Chief Financial Officer