Form 10-K
period 2011-12-31
CONTINENTAL MATERIALS CORP
filed 2012-03-30
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

The aggregate market value (based on July 2, 2011 closing price) of voting stock held by non-affiliates of registrant: Approximately $9,631,718 Number of common shares outstanding at March 23, 2012: 1,634,674.

Incorporation by reference: Portions of registrant’s definitive proxy statement for the 2012 Annual Meeting of stockholders to be held May 23, 2012 into Part III of this Form 10-K. The definitive proxy statement is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.

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

In addition to the above reporting segments, an “Unallocated Corporate” classification is used to report the unallocated expenses of the corporate office which provides treasury, insurance and tax services as well as strategic business planning and general management services. Expenses related to the corporate information technology group are allocated to all locations, including the corporate office. An “Other” classification is used to report a real estate operation and the activity of a new business venture, Williams EcoLogix, Inc. This corporation, a wholly owned subsidiary of WFC, entered into an agreement to distribute a product currently being developed by a third party. Should the product be successfully developed such that it results in a commercially salable product, the Company is likely to incur start-up costs and expenses above the current amount associated with the subsidiary’s sole employee and miscellaneous related expenses.

During the past three years the only changes in the Company’s business were the sale of Rocky Mountain Ready Mix Concrete, Inc. (RMRM) of Denver and the formation of Williams EcoLogix, Inc. discussed above. The Company completed the sale of all of the outstanding capital stock of RMRM, a Colorado corporation, to Campbells C-Ment Contracting, Inc., a Colorado corporation, on July 17, 2009. RMRM operated a ready mix concrete business in the Denver metropolitan area and had been included in the CACS reporting segment. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 — Financial Statements and Supplementary Data for further details.

Overall, sales in the CACS segment have remained weak due to the very low level of construction activity along the Southern Front Range of Colorado. In addition, the continued low volume has increased downward pressure on pricing despite increased costs. The nationwide depressed construction activity has also affected the sales volumes of the Door segment and the Heating and Cooling segment although a drop in fan coil sales was partially offset by stronger furnace sales. Sales in the Evaporative Cooling segment were over 10% higher in the current year. Additional financial information relating to industry segments appears in the Discussion of Consolidated Results From Continuing Operations in Item 7 and Note 14 of this Form 10-K. References to a “Note” refer to the “Notes to Consolidated Financial Statements.”

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

The Construction Products industry group markets its products primarily through its own direct sales personnel and, except for doors and related hardware, confines its sales to the Southern portion of the Front Range area in Colorado. Sales are primarily made to general and sub-contractors, government entities and individuals. Sales are affected by the general economic conditions and weather conditions in the areas serviced (as they relate to construction). Revenues usually decline in the winter months as the pace of construction slows. Sales of doors and the related hardware are made throughout the United States although sales are primarily within Colorado and adjacent states.

During 2011, no customer accounted for 10% or more of the total sales of the Company.

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

BACKLOG

At December 31, 2011, the Heating and Cooling segment had a backlog of approximately $2,847,000 ($1,409,000 at January 1, 2011) primarily relating to orders that are expected to be filled during the first half of 2012 although some fan coil projects may extend past this timeframe. The increase is primarily due to an increase in fan coil orders which are affected not only by the level of construction activity but also the timing of contract awards.

At December 31, 2011, the Evaporative Cooling segment had a backlog of approximately $1,845,000 ($432,000 at January 1, 2011) primarily due to preseason orders placed prior to year end. This backlog is expected to be filled during the first quarter of 2012 and is not necessarily indicative of the sales level that will be realized during 2012.

At December 31, 2011, the CACS segment had a backlog of approximately $4,689,000 ($12,286,000 at January 1, 2011). The backlog relates primarily to construction contracts awarded and expected to be filled during 2012. The segment had been awarded a large project at the end of 2010 which increased the backlog above that normally reported as of year-end.

At December 31, 2011, the Door segment had a backlog of approximately $3,275,000 ($3,822,000 at January 1, 2011) primarily relating to orders that are expected to be filled during 2012.

RESEARCH AND DEVELOPMENT/PATENTS

In general, the Company relies upon, and intends to continue to rely upon, unpatented proprietary technology and information. However, research and development activities in the HVAC industry group have resulted in a patent being issued to PMI related to the Power Cleaning System (expiring January 2014) used in evaporative coolers. The amounts expended on research and development are not material and are expensed as incurred. The Company believes its interest in its patent, as well as its proprietary knowledge, are sufficient for its businesses as currently conducted.

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

In general, the Company can obtain the raw materials required by our operations in all segments from various sources in the quantities desired. The Company’s CACS segment has historically purchased most of its cement requirements from a single supplier in order to obtain favorable pricing. Although there have been times during heavy construction periods that there has been some scarcity of cement supply, the Company does not expect to encounter this situation in the foreseeable future due to the low level of construction activity and the addition of a new cement mill near Pueblo, Colorado since the last construction boom. The Company has no long-term supply contracts and does not consider itself to be dependent on any individual supplier. MDHI is an authorized distributor of a major manufacturer of hollow metal doors and hardware. MDHI has historically purchased the majority of its hardware primarily from this supplier in order to obtain favorable volume related pricing; however, other suppliers are available.

The Company mines aggregates (rock, gravel and sand) from various owned and leased properties in Colorado. Colorado mining permits require permit holders to perform reclamation work in order to return the mined areas to a beneficial use. These requirements are similar in nature to those included in the mining permits of our competitors. Reclamation costs have increased since the mid-1990’s as the Company has engaged in enhanced reclamation projects that exceed the stated requirements. The enhanced reclamation efforts are being performed, in part, to establish community goodwill. The Company performs the majority of the reclamation work using existing production employees and equipment primarily at times when production is curtailed due to inclement weather or decreased demand for our products. Consequently, the reclamation work to date has had a minimal impact on our capital expenditures. The operations of our aggregates sites have been adversely affected by the shutdown of the Pikeview Quarry in December 2008 due to a landslide. The Company must obtain the approval of the Colorado Division of Reclamation, Mining and Safety (DRMS) of a revised mining and reclamation plan prior to resuming production at the Pikeview Quarry. The DRMS has given the Company an extension until May 13, 2012 to submit a revised plan. The Company and its consultants are working on such plan. The Company believes that ultimately an acceptable plan for mining and reclamation will be developed and approved and that the quarry will be reopened. The effect of reopening the Pikeview Quarry on future capital expenditures has not been determined; however, management estimates that the required capital expenditures could range from $500,000 to $1,000,000.

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

EMPLOYEES

The Company employed 568 people as of December 31, 2011. Employment varies throughout the year due to the seasonal nature of the businesses. A breakdown of the current and prior year’s employment at year-end by segment was:

	2011	2010
Heating and Cooling	198	234
Evaporative Cooling	122	121
Concrete, Aggregates and Construction Supplies	191	209
Door	39	43
Corporate Office and Other	18	16
Total	568	623

The Heating and Cooling segment reported a significant decrease in headcount due to increased efficiency in the plant and the reorganization of various departments. The CACS and Door segments also reported lower headcounts which were almost entirely related to the decline in sales volume.

The factory employees at the Colton, California plant are represented by the Carpenters Local 721 Union under a contract that expires December 31, 2014. The Company considers relations with its employees and with their union to be good. There are no unions at any of the Company’s other operations.

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

In 2011, our capital expenditures and remediation expenses for environmental matters, except those expenses related to our mining reclamation efforts, were not material to our financial condition. Because of the complexity and ever-changing nature of environmental laws and regulations, we cannot predict whether capital expenditures and remediation expenses for future environmental matters will materially affect our financial condition, results of operations or liquidity.

AVAILABLE INFORMATION

The Company electronically files various reports and other information with the Securities and Exchange Commission (SEC) including this annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding the Company. Access to this information is available free of charge at the SEC’s website at http://www.sec.gov. This information may also be accessed at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 on business days during the hours of 10 a.m. to 3 p.m. Information regarding the SEC’s Public Reference Room may be obtained by telephone at 1-800-SEC-0330. In addition to the SEC site, the Company maintains an internet site which contains SEC filings, SEC filings in XBRL format, Governance documents and Annual Reports. Access to this site and the information therein is available free of charge at www.continental-materials.com.

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

Product volumes at all of the facilities of the Company are subject to seasonal fluctuations, but in the opinion of management, the facilities are generally well utilized. However, the current extreme reduction in construction activity throughout the country and particularly along the Southern Front Range has reduced product volumes causing an underutilization of the facilities and equipment in the CACS segment. Similarly, the downturn in construction, especially commercial construction, has reduced the utilization of the facility and equipment used to produce our fan coil product in the Heating and Cooling segment.

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

The Company is also involved in a lawsuit to recover a receivable partially collateralized by land. The account debtor has declared bankruptcy and the trustee is challenging the right of the Company to the collateral. The outcome of this matter is not determinable at this time but if the Company is unsuccessful, the effect could be material.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 6.

Item 4.              MINE SAFETY DISCLOSURES

The Company’s aggregates mining operations, all of which are surface mines, are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (as amended, the “Mine Act”). MSHA inspects these operations on a regular basis and issues various citations and orders when it believes a violation of the Mine Act has occurred. Information concerning mine safety violations and other regulatory matters required to be disclosed by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S-K is included in Exhibit 95 to this Annual Report on Form 10-K.

PART II

Item 5.                                       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common stock of Continental Materials Corporation is traded on the NYSE Amex under the symbol CUO. Market sales prices for the fiscal quarters of the past two years are:

		High	Low
2011	Fourth Quarter	$14.37	$10.69
	Third Quarter	17.20	13.04
	Second Quarter	20.69	14.00
	First Quarter	23.78	18.69

2010	Fourth Quarter	$22.35	$14.57
	Third Quarter	17.97	10.75
	Second Quarter	18.00	11.45
	First Quarter	16.46	11.02

At March 9, 2012, the Company had approximately 300 shareholders.

The Company has never paid, nor does it currently intend to declare, any dividends. The Company’s policy of reinvesting earnings from operations is reviewed periodically by the Board of Directors.

The Company has not purchased any of its common stock during the period October 1, 2011 through December 31, 2011.

The Company established an open-ended program to repurchase its common stock under which the Board authorized purchases up to a maximum amount of $2,750,000. Repurchases may be made on the open market or in block trades at the discretion of management. As of December 31, 2011, $1,307,404 of the authorized amount remains available for stock repurchases.

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

Sales of all four segments are affected by the level of construction activity in the areas served and general economic conditions; however, sales of furnaces and evaporative coolers are less affected by the level of construction activity as a large portion of their sales are for replacement units. Weather conditions in the areas served also affect sales. Sales in all four segments were affected by these factors in both 2011 and 2010.

In addition to the above reporting segments, an “Unallocated Corporate” classification is used to report the unallocated expenses of the corporate office which provides treasury, insurance and tax services as well as strategic business planning and general management services. Expenses related to the corporate information technology group are allocated to all locations, including the corporate office. An “Other” classification is used to report a real estate operation and the activity of a new business venture, Williams EcoLogix, Inc. This corporation, a wholly owned subsidiary of WFC, entered into an agreement to distribute a product currently being developed by a third party. Should the product be successfully developed such that it results in a commercially salable product, the Company is likely to incur start-up costs and expenses above the current amount associated with the subsidiary’s sole employee and miscellaneous related expenses.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash used in operations during 2011 was $443,000 despite a net loss of $1,948,000. The net loss, a net increase in working capital of $1,966,000 (including the purchase for $723,000 of real property held for resale) and the non-cash nature of the 2011 deferred tax credit was largely offset by non-cash depreciation and amortization charges of $4,398,000.

Cash provided from operations in 2010 was $2,598,000 despite a net loss of $381,000. The positive cash flow in 2010 is reflective of depreciation and amortization charges of $4,381,000 and the recovery of $1,375,000 of prior years’ federal income taxes resulting from the carryback of the Company’s net operating loss. Partially offsetting the positive effects of depreciation and amortization charges and the tax refund was an increase in accounts receivable of $3,112,000 due to higher sales in the fourth quarter of 2010 compared to the comparable 2009 quarter.

Investing activities during 2011 used cash of $1,397,000, compared to the use of $532,000 of cash during 2010. The Company continued to limit capital expenditures during 2011 as sales volume remains depressed; however, expenditures for 2011 totaled $1,492,000 compared to $885,000 in 2010. Capital expenditures during 2011were primarily for the CACS segment and included $453,000 for development, permitting and equipment in preparation for mining the next phase of the Pueblo aggregate deposit. An additional $210,000 was spent for the buyout of three leased mixer trucks and the upgrade of a dozer. The remaining expenditures were primarily for routine replacement or refurbishing of equipment in all of the segments.

Investing activities in 2010 used cash of $532,000.   Due to lower sales volume, the Company limited capital expenditures during 2010 to $885,000. Capital expenditures during 2010 included $303,000 for the buyout of three leased loaders in the CACS segment. The remaining expenditures were primarily for routine replacement or refurbishing of equipment in all of the segments.

During 2011, financing activities provided $1,648,000 as the Company borrowed $2,400,000 against its revolving bank loan and reduced long-term debt by $1,252,000, including $1,000,000 of scheduled principal repayments. During 2011 the casualty insurance provider returned $500,000 of the cash deposit for self-insured claims to the Company.

During 2010, financing activities used $1,715,000 to reduce long-term debt by $1,615,000, including $1,375,000 of scheduled principal repayments, and pay $100,000 against the revolving bank loan.

Budgeted capital spending for 2012 is approximately $2,200,000. Projected depreciation, depletion and amortization are approximately $3,780,000.  Planned capital expenditures are spread across all four segments and primarily represent the replacement or major refurbishment of older equipment. The Company expects to fund the planned capital expenditures from operating cash flow or, on a temporary basis, funds available from the revolving credit facility.

Sales of the Company’s HVAC products are seasonal except for fan coils. Sales of furnaces, heaters and evaporative coolers are sensitive to weather conditions particularly during the peak selling season. Fan coil sales are, to a significant extent, dependent on commercial construction, particularly of hotels. Revenues in the CACS segment are primarily dependent on the level of construction activity along the Front Range in southern Colorado. The level of construction activity over the past three years has been depressed due to the economic downturn, tighter credit markets and large quantity of repossessed homes for sale. This situation has prevailed throughout most of the United States. Price competition tends to intensify in this segment when demand is weak. Inclement weather during the winter months in southern Colorado can result in significantly reduced sales in those months even under robust economic conditions. Sales for the Door segment are not as seasonal nor are they much affected by weather conditions. Historically, the Company has experienced operating losses during the first quarter except when the weather is mild and demand strong along the Front Range. Operating results typically improve in the second and third quarters reflecting more favorable weather conditions in southern Colorado and the seasonal sales of the Evaporative Cooling segment. Fourth quarter results can vary based on weather conditions in Colorado as well as in the principal markets for the Company’s heating equipment. The Company typically experiences operating cash flow deficits during the first half of the year reflecting operating results, the use of sales dating programs (extended payment terms) related to the Evaporative Cooling segment and payments of the prior year’s accrued incentive bonuses and Company profit-sharing contributions, if any. As a result, the Company’s borrowings against its revolving credit facility tend to peak during the second quarter and then decline over the remainder of the year.

Revolving Credit and Term Loan Agreement

On April 16, 2009, the Company entered into a secured credit agreement (Credit Agreement) under which the bank lender initially provided a total credit facility of $30,000,000, consisting of a $20,000,000 revolving credit facility (with credit availability reduced by letters of credit that may be issued by the lender on the Company’s behalf) and a $10,000,000 term loan. Borrowings under the Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles, certain real estate and the common stock of all of the Company’s subsidiaries. Borrowings under the revolving credit facility are limited to 80% of eligible accounts receivable and 50% of eligible inventories. Borrowings under the Credit Agreement bear interest based on a London Interbank Offer Rate (LIBOR) or prime rate based option. The lender required the Company to enter into an interest rate swap transaction to hedge the interest rate on $5,000,000 of term debt. On May 29, 2009 the Company entered into an interest rate swap transaction for a specified notional amount (initially $5,000,000), whereby the Company pays a fixed rate of 3.07% on the notional amount and receives a floating rate equivalent to the 30 day LIBOR rate but not less than 2.0%. Since the inception of this agreement the 30 day LIBOR rate has remained below 2.0%. Hence, the effect of the transaction has been to increase the Company’s effective interest rate on $5,000,000 of its outstanding term debt by 1.07%. The notional amount was decreased by $500,000 on September 30, 2011 and $500,000 on December 31, 2011 such that the notional amount at December 31, 2011 was $4,000,000. The notional amount is further reduced by $500,000 on March 31, 2012 and the interest rate swap transaction terminates on April 16, 2012. The Credit Agreement has been amended five times (Amendments) since its inception.

The Credit Agreement and its Amendments either limit or require prior approval by the lender of additional borrowings, acquisition of stock of other companies, purchase of treasury shares and payment of cash dividends. Payment of accrued interest is due monthly or at the end of the applicable LIBOR period on both the revolving credit borrowings and the term debt borrowings. Principal payments under the term loan are due quarterly with a final payment of all remaining unpaid principal at the maturity date.

The Company entered into an Amended and Restated Credit Agreement (the Restated Agreement) effective November 18, 2011 in order to obtain a waiver of the covenant requiring a Fixed Charge Coverage Ratio of 1.15 to 1.00 as of October 1, 2011, to extend the maturity date of the Credit Agreement, to increase the maximum amount available under the revolving credit facility and to modify certain other amounts, terms and conditions. The Restated Agreement provides for the following:

•      The Fixed Charge Coverage Ratio requirement of 1.15 to 1.00 was waived for the twelve month period ended October 1, 2011. The Minimum Fixed Charge Coverage Ratio of 1.15 to 1.00 will commence with the Computation Period ending March 31, 2013.

•      The Company must maintain a Minimum Tangible Net Worth as of the last day of any Computation Period of $32,000,000 plus 50% of the Consolidated Net Income for the immediately preceding Fiscal Year.

•       Annual capital expenditures may not exceed $3,500,000 excluding those of Williams EcoLogix, Inc.

•       The Balance Sheet Leverage Ratio as of the last day of any Computation Period may not exceed 1.00 to 1.00.

•       The maximum revolving credit facility line is increased to $20,000,000.

•       Inventory borrowings are limited to a maximum of $8,500,000.

•       The maturity date of the credit facility is extended to May 1, 2015.

•       Interest rate pricing for the revolving credit facility is LIBOR plus 3.25% or the prime rate plus 1%. The interest on the term loan is LIBOR plus 3.75% or the prime rate plus 1.5%.

•       The term loan principal repayment schedule has been revised and reduced. The table in Note 5 reflects the new maturities under the Restated Agreement.

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

•       Balance Sheet Leverage Ratio is defined as the ratio of Total Debt to Tangible Net Worth.

Outstanding borrowings under the revolving credit facility as of December 31, 2011 were $8,150,000. The highest balance outstanding on the revolving credit facility during 2011 was $9,000,000. Average outstanding revolving credit during the year was $6,085,000. The weighted average interest rates on the outstanding revolving credit and term debt in 2011 and 2010 were 5.2% and 7.0%, respectively, including the effect of the interest rate swap discussed above. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the available borrowing capacity exceeded the cash needs of the Company and this situation is expected to continue for the foreseeable future.

The Company has prepared a projection of cash sources and uses for the next 12 months. Under this projection, adjusted for the actual results of the first two months of 2012, the Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement, will be sufficient to cover expected cash needs, including servicing debt and planned capital expenditures, for the next twelve months. The Company also expects to be in compliance with all debt covenants, as amended, during this period.

In April 2009 the Company deposited cash of $4,840,000 with its casualty insurance carrier to serve as collateral for the self-insured obligations under the Company’s casualty insurance program. This deposit was funded with borrowings under the revolving credit line. Previously these obligations were secured by a bank letter of credit. In April 2011, the insurance carrier reduced its collateral requirement and returned $500,000 to the Company. The remaining balance at December 31, 2011 of $4,340,000 is classified as a current asset as the Company received a full refund of the cash in March 2012 when a Letter of Credit was issued to the insurance company for the same amount.

Reconciliation of Fair Value of Reporting Units to Market Capitalization

The Company estimates that the aggregate fair value of its four reporting units as of December 31, 2011 is approximately $68,600,000. The fair value of the CACS reporting unit was determined as described in the Critical Accounting Policies discussion of Goodwill and Other Intangible Assets below. The fair value of all other reporting units was estimated by management based on a discounted cash flow valuation using a 12% discount rate in all cases. After deducting all outstanding funded debt net of the cash deposit for self-insured claims the calculation yields a net fair value of the equity of the reporting units of $60,507,000. The Company’s market capitalization as of December 31, 2011 was approximately $19,411,000 based on a December 31, 2011 share price of $11.96 and 1,623,000 common shares outstanding. It is the Company’s opinion that its share price reflects the negative impact of its corporate office expenses as many of these would not be required to operate the individual companies. It is also the Company’s opinion that the value of its operating businesses is not diminished as a result of the corporate expenses. Therefore, in the Company’s opinion, in reconciling the fair value of the operating units to the market capitalization an adjustment to the market capitalization for the corporate expenses is appropriate. Using the five year average corporate office expenses after the related income tax benefit and applying a 12% capitalization rate results in an adjusted market capitalization of $33,809,000 as of December 31, 2011. In the Company’s opinion, the difference between the net fair value of the reporting units and the adjusted market capitalization represents the value of the control premium. As of December 31, 2011 the control premium is approximately 79% of the adjusted market capitalization. The Company believes this level of control premium is reasonable and falls within a range based upon actual control premiums involving merger transactions of companies in the SIC codes under which we operate. A reconciliation of the fair value of the reporting units to the adjusted market capitalization is shown in the table below. Amounts are in thousands except share data.

	Market Capitalization	Market Capitalization
	Based on	Based on the highest
	December 31, 2011	2012 year-to-date
	Closing Price	Closing Price of
	$11.96 Per Share	$20.40 Per Share
Estimated Fair Value of Reporting Units	$68,600	$68,600
Less outstanding funded debt as of 12/31/2011 and 3/15/2012	(12,433)	(6,533)
Add Cash Deposit for Self-Insured Claims	4,340	0
Net Fair Value of Reporting Units	$60,507	$62,067

Market capitalization:
1,623,000 and 1,635,000 common shares outstanding	$19,411	$33,354
Adjustment for corporate expenses after income tax effect	14,398	14,398
Adjusted Market Capitalization	33,809	47,752
Control Premium	26,698	14,315
Fair Value of Reporting Units as determined above	$60,507	$62,067
Control Premium as a percentage of Adjusted Market Capitalization	79%	30%

The lowest closing price of the Company’s common stock since December 31, 2011 was $11.50.  Based on the $11.50 closing price of January 24, 2012 this same computation yields a control premium of 87%. The cash deposit for self-insured claims was replaced with a letter of credit on March 1, 2012.

A significant portion of the Company’s common stock is closely held. At December 31, 2011, the two largest shareholders and other officers and directors together own approximately 74% of the outstanding shares. The remaining shares (“available float”) represent only 26% of the outstanding shares. Generally, there is limited trading activity in the Company’s shares. On some trading days there is no trading activity. The Company’s share price is subject to sharp volatility on trades of a few hundred shares or less.  For these reasons, it is the opinion of the Company that its market capitalization at any given time is not indicative of the aggregate fair value of the reporting units.

Insurance Policies

The Company maintained insurance policies since March 31, 2011 with the following per incident deductibles and policy limits:

		Per Occurrence	Policy Aggregate
	Deductible	Limits	Limits
Product liability	$250,000	$1,000,000	$2,000,000
General liability	250,000	1,000,000	5,000,000
Workers’ compensation	350,000	350,000	Statutory
Auto and truck liability	100,000	2,000,000	No limit

Should the aggregate out-of-pocket payments related to the above policies exceed $4,216,000 during a policy year, deductibles on future claims are waived and the policies pay all amounts up to the policy limits. Should any, or all policy limits be exceeded, the Company maintains an umbrella policy which covers the next $25,000,000 of claims.

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

DISCUSSION OF CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

2011 vs. 2010

Consolidated sales in 2011 were $107,206,000, a decrease of 6.2% compared to 2010. The lower sales are primarily attributable to the depressed market conditions in the Concrete, Aggregates and Construction Supplies (“CACS”) segment. A low level of construction activity resulted in reduced concrete and aggregate shipments. Competitive pricing pressure also contributed to the diminished sales in this segment. Sales in this segment were down by 18.8% compared to the prior year. Sales in the Heating and Cooling segment were 4.25% lower in 2011 compared to the prior year. A drop in fan coil sales, also reflecting the slow construction market, was partially offset by stronger furnace sales. Sales in the Evaporative Cooling segment were 10.3% higher in the current year. Door sales were modestly lower in 2011 compared to 2010.

The consolidated gross profit ratio in 2011 was 18.9% compared to 20.4% for 2010. The principal reasons for the lower gross profit ratio was the lower sales volume and concrete pricing in the CACS segment. The gross profit ratios for the other three business segments were either higher or nearly the same as the prior year. Consolidated selling and administrative expenses were $73,000 (.4%) higher in 2011. Expenses associated with the litigation related to the insurance claim concerning landslides at the Pikeview Quarry were $963,000 higher in 2011 compared to the prior year. Selling and administrative expenses in 2011 also included $335,000 related to the newly formed subsidiary, Williams EcoLogix, Inc. Excluding the Pikeview litigation and the expenses of the new company, selling and administrative expenses were reduced by $1,245,000.  As a percentage of consolidated sales, all selling and administrative expenses were 17.3% compared to 16.2% in the prior year. Excluding the Pikeview litigation and the expenses of the new company these percentages were 16.0% in 2011 and 16.1% in 2010.

The operating loss in 2011 was $2,288,000 compared to an operating profit of $445,000 in the prior year reflecting the diminished sales and gross profits of the CACS segment and the additional selling and administrative expenses.

Net interest expense (exclusive of amortization of deferred financing costs) in 2011 was $558,000 compared to $812,000 in 2010. In 2011 the weighted average interest rate on outstanding funded debt, including the effect of an interest rate swap, was approximately 5.2% compared to 7.0% in 2010.  Average outstanding funded debt in 2011 was $11,578,000 compared to $12,819,000 in 2010. The reduction in outstanding indebtedness principally reflects the scheduled repayments of term debt over the last two years.

The Company’s effective income tax rate reflects federal and state statutory income tax rates adjusted for non-deductible expenses, tax credits and other tax items. The effective income tax rate related to the loss from continuing operations in 2011 was a benefit of 38.1% compared to a benefit of 50.2% related to the 2010 loss from continuing operations.

In November 2010, the Company filed a lawsuit against an insurance company with regard to a business interruption and property damage claim resulting from an incident that lead to the cessation of operations at the Pikeview Quarry in December of 2008. On February 9, 2012 the Company filed a Motion for Partial Summary Judgment. The litigation is still in the discovery process. No recovery has been anticipated or recorded in the Company’s financial statements.

The Company operates four businesses in two industry groups. The businesses are seasonal, weather sensitive and subject to cyclical factors. The following addresses various aspects of operating performance focusing on the reportable segments within each of the two industry groups.

Construction Products Industry Group

The table below presents a summary of operating information for the two reportable segments within the Construction Products industry group for the fiscal years 2011 and 2010 (amounts in thousands).

	Concrete, Aggregates and Construction Supplies	Door
2011
Revenues from external customers	$31,714	$12,330
Segment gross profit	2,588	2,836
Gross profit as percent of sales	8.2%	23.0%
Segment operating (loss) income	(4,975)	553
Operating (loss) income as a percent of sales	(15.7)%	4.5%
Segment assets	$32,289	$5,827
Return on assets	(15.4)%	9.5%

2010
Revenues from external customers	$39,078	$12,754
Segment gross profit	6,558	3,013
Gross profit as percent of sales	16.8%	23.6%
Segment operating (loss) income	(835)	609
Operating (loss) income as a percent of sales	(2.1)%	4.8%
Segment assets	$36,761	$5,528
Return on assets	(2.3)%	11.0%

Concrete, Aggregates and Construction Supplies Segment

2011vs. 2010

Sales in the CACS segment fell by $7,364,000 (18.8%) due to the continuing weak construction market. Many of the jobs serviced in 2011 were publicly financed construction projects. Housing starts in the served market area remained at a depressed level. Ready mix concrete volume in 2011 was 19.3% less in 2011compared to 2010. The average price of ready-mix concrete fell by 2.7% reflecting a more intense level of competition in the slow market. Higher diesel fuel prices added approximately $1.50 to the per yard delivery costs in 2011 compared to the prior year. The gross profit per cubic yard declined by $8.28 due to the reduced volume, lower ready-mix prices and higher fuel costs. Sales of aggregates (sand, crushed limestone and gravel), including internal consumption, were down 15.9% compared to 2010 though both years were ones of very low volume. The combined gross profit from all aggregate operations in 2011 was $1,392,000 compared to a gross profit of $2,743,000 in 2010.

Selling and administrative expenses increased by $446,000. However, this included the increase of $963,000 in litigation expenses related to the Pikeview insurance claim. Otherwise, selling and administrative expenses in this segment were reduced by $517,000.

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

Door Segment

2011 vs. 2010

Door sales in 2011 were $424,000 (3.3%) less than the previous year. The decline in sales here is also related to the weak construction market particularly within the State of Colorado. A more competitive bidding environment resulted in a decrease in the gross profit ratio to 23.0% in 2011 from 23.6% in 2010.

The Door segment sales backlog at the end of 2011 was approximately $3,275,000, compared to approximately $3,822,000 at the end of 2010.

HVAC Industry Group

The table below presents a summary of operating information for the two reportable segments within the HVAC industry group for the fiscal years 2011 and 2010 (amounts in thousands).

	Heating and Cooling	Evaporative Cooling
2011
Revenues from external customers	$37,480	$25,324
Segment gross profit	9,083	5,673
Gross profit as percent of sales	24.2%	22.4%
Segment operating income	2,730	2,212
Operating income as a percent of sales	7.3%	8.7%
Segment assets	$19,600	$11,967
Return on assets	13.9%	18.5%

2010
Revenues from external customers	$39,145	$22,950
Segment gross profit	8,724	4,860
Gross profit as percent of sales	22.3%	21.2%
Segment operating income	1,711	1,714
Operating income as a percent of sales	4.4%	7.5%
Segment assets	$18,976	$11,876
Return on assets	9.0%	14.4%

Heating and Cooling Segment

2011 vs. 2010

Sales in the Heating and Cooling segment decreased by $1,665,000 (4.3%) compared to 2010.  Sales of fan coils dropped by 35% due to a slow commercial construction market particularly hotel construction. In addition, a focus on improving profit margins on fan coils resulted in the Company not bidding some jobs where the projected profit margin was not acceptable. Sales of furnaces and heaters were 8.8% higher in 2011. The higher level of sales for these products was due in part to some rehabilitation projects at multifamily dwellings. The segment’s gross profit ratio improved from 22.3% in 2010 to 24.2% in 2011 due to improved factory productivity, product sales mix and better purchasing methods which resulted in reductions in some material costs. Selling and administrative expenses in 2011 were approximately $664,000 lower than in the previous year. Reduced marketing and sales expenses related to the fan coil product line and lower legal fees were the two principal contributors to the lower selling and administrative expenses.  As a percentage of sales such expenses were 15.9% in 2011 compared to 17.0% in 2010.

Evaporative Cooling Segment

2011 vs. 2010

Sales of evaporative coolers increased by approximately 10.3% in 2011 compared to the prior year. Sales in the early part of 2010 were adversely affected by a carryover of inventory at some customers from the 2009 season. Selling prices were also increased in 2011 to offset higher steel costs and increases in other materials prices. The gross profit ratio in 2011 was 22.4% compared to 21.2% in 2010. The improvement in the gross profit ratio was the result of the higher production volume and a beneficial change in product sales mix. Selling and administrative expenses were approximately $347,000 (12.7%) higher in 2011 due to higher selling expenses that typically accompany increased sales volume, additional sales staff and increased incentive compensation. As a percentage of sales these expenses were 12.2% and 11.9% in 2011 and 2010, respectively.

Both businesses in the HVAC group are sensitive to changes in prices for a number of different raw materials, commodities and purchased parts. Prices of steel and copper in particular can have a significant effect on the results of operations of this group. We are not currently a party to any hedging arrangements with regard to copper or steel.

OUTLOOK

Overall the Company expects sales in 2012 to be just modestly higher compared to 2011. Based on our backlogs and bidding activity we believe the construction market along the Front Range in southern Colorado will exhibit some, though small, improvement for the year as a whole. However, compared to prior more robust periods, we expect our sales volume will remain at a very low level. The Company believes that price competition will remain sharp in the CACS segment. Fuel prices are likely to be higher, on average, in 2012 compared to 2011. Local cement suppliers have announced price increases. In order to prevent our profit margins from deteriorating further, we plan on increasing the prices we charge for ready-mix concrete in the second quarter of 2012. However, in 2011 we were generally unable to obtain higher concrete prices due to sharply competitive bidding for the modest amount of work that was available. The Company continues to work on a mining and reclamation plan to reopen the Pikeview Quarry. The plan requires the approval of the Department of Natural Resources of the State of Colorado. If such approval is obtained, and there is no assurance that it will be obtained, the Company anticipates that it will be able to resume operations at the Pikeview Quarry. We estimate that an additional $500,000 to $1,000,000 of capital spending will be required to recommence operations at Pikeview. We are unable to predict the outcome of the litigation with regard to the Pikeview Quarry insurance claim.

The Company’s HVAC Industry Group anticipates some but not a significant increase in sales in 2012. We expect the fan coil market to improve from its current slow pace.  Sales of furnaces, heaters and evaporative coolers are primarily for replacement purposes and therefore are not reliant on new construction. Sales of these products are generally dependent on the overall strength of the economy especially employment levels. Sales of furnaces heaters and evaporative coolers are also significantly influenced by weather conditions particularly during the usual selling season.

Overall capital spending in 2012 is expected to be approximately $2,200,000.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission requires all registrants, including the Company, to include a discussion of “critical” accounting policies or methods used in the preparation of financial statements. We believe the following are our critical accounting policies and methods.

Goodwill and Other Intangible Assets

The Company annually assesses goodwill for potential impairment as of the last day of its fiscal year. In addition, to the extent that events occur, either involving the relevant reporting unit or in their industries, the Company revisits its assessment of the recorded goodwill to determine if impairment has occurred and should be recognized. As of December 31, 2011, the Company has recorded $7,229,000 of goodwill consisting of $6,229,000 related to the CACS reporting unit and $1,000,000 related to the Door reporting unit.

The Company early adopted Accounting Standards Update (ASU) 2011-08 which allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The Company concluded that market conditions affecting the CACS reporting unit had sufficiently changed such that the quantitative analysis was more appropriate than the qualitative analysis in this instance. For purposes of measuring the fair value of the CACS reporting unit the Company engages the services of an independent investment banking firm to assist management with the calculation. The fair value of this reporting unit is determined by applying three valuation methods. These are 1) discounted cash flow (“DCF”) valuation, 2) an analysis of comparable transactions within the industry and 3) comparable enterprise valuations of other public companies in the industry. The DCF valuation involves projecting future cash flows. The cash flow projection entails key assumptions with regard to unit sales volumes, gross profit rate per unit or per sales dollar, capital expenditures and the discount rate. These assumptions were provided by management or discussed with the investment banking firm and agreed upon prior to use in the DCF calculation. The cash flow projection assumes a gradual recovery in construction activity along the Front Range in southern Colorado, the reporting unit’s principal market area. However, projected unit volumes do not reach levels achieved in this reporting unit during the peak of the previous business cycle. The projections assume that the Company will resume operations at the Pikeview Quarry or will be able to increase production at its other aggregate operations. The cash flow projections assume some increase in gross profit rates compared to current levels due to an increase in volume, an improvement in the relationship of selling prices for concrete relative to cement unit costs and some cost reductions. The projected gross profit rates do not exceed levels previously attained. Projected capital expenditures are compatible with the projected unit sales volume. The cash flow forecasts are adjusted by a discount rate that takes into consideration both the time value of money and the investment risk. The valuation of the CACS segment, assuming discount rates ranging between 13.0% and 14.0%, approximates $31.7 million to $35.4 million. The independent investment banking firm was instrumental to management in researching transactions within the industry that were consummated during 2010, concluding that there were very few such transactions that could be viewed as comparable to the CACS segment. Currently, as a result of rapidly deteriorating EBITDA (earnings before interest, income taxes, depreciation and amortization) within the construction materials industry, many industry analysts are now applying multiples of Mid-Cycle or average EBITDA in valuing transactions. The CACS segment’s 13 year average EBITDA (mid-cycle) is $6.3 million. While historic EBITDA multiples suggest that the 6 year average is 8.5 times EBITDA, the industry multiple more often seen applied to mid-cycle EBITDA is 5.5 times to 6.0 times. When applying this EBITDA multiple to the CACS mid-cycle EBITDA, the calculated value is between $34.7 million to $37.8 million. Six other publicly traded companies were identified for purposes of the comparable enterprise valuation. Since the CACS reporting unit had negative EBITDA in fiscal 2011, the comparable enterprise valuation was based on projected EBITDA. The average projected 2013 EBITDA multiple was 11.6 and the median EBITDA multiple was 11.3. The Comparison of Public Companies methodology results in a valuation of the CACS reporting unit of $37.5 million to $38.5 million when applying the 2013 projected EBITDA of that reporting unit.

The fair value of the Door reporting unit is estimated by the Company based on its own discounted cash flow (“DCF”) projection. The cash flow projection involves key assumptions regarding sales, costs, expenses and capital expenditures. Management believes that the projections are reasonable and the projected cash flows approximate prior experience. The discount rate used to determine the DCF valuation as of December 31, 2011 was 12%. The estimated fair value based on the discounted cash flow projection indicates a fair value for the reporting unit that exceeds the carrying value of the net assets in the reporting unit by 54%.

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

Long-lived Assets (other than Goodwill and Intangible Assets)

The Company reviews long-lived assets by asset group for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the amount and useful life over which cash flows will occur and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available given the Company’s historical experience and internal business plans. The Company has determined that there was no impairment of such long-lived assets in 2011.

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

Guidance provided by the Codification that cash consideration (including sales incentives) given by a vendor to a customer is presumed to be a reduction of the selling prices of the vendor’s products or services unless both of the following conditions are met: a) the vendor receives an identifiable benefit in exchange for the consideration and b) the vendor can reasonably estimate the fair value of the benefit. Under this guidance, volume incentives and customer discounts provided to our customers are presumed to be a reduction in the selling price of our products and accordingly we record these as a reduction of gross sales. We require that our customers submit proof of both the advertisement and the cost of the advertising expenditure before we allow a deduction for cooperative advertising. Since the Company receives an identifiable and quantifiable benefit, these costs are recorded as selling and administrative expenses. These programs did not have a material effect on the operations of 2011 compared to 2010.

Recently Issued Accounting Standards

The “Recently Issued Accounting Pronouncements” section of Note 1 to the Consolidated Financial Statements discusses new accounting policies adopted by the Company since 2010 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards has an effect on financial condition, results of operations or liquidity, the impacts are discussed in the applicable notes to the consolidated financial statements.

Item 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide information in response to this item.

Item 8.                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Continental Materials Corporation

Consolidated Statements of Operations

For Fiscal Years 2011 and 2010

(Amounts in thousands, except per share data)

	2011	2010

Sales	$107,206	$114,284
Costs and expenses
Cost of sales (exclusive of depreciation, depletion and amortization)	86,904	91,007
Depreciation, depletion and amortization	4,193	4,381
Selling and administrative	18,597	18,524
Gain on disposition of property and equipment	(200)	(73)
Operating income (loss)	(2,288)	445
Interest expense	(558)	(812)
Amortization of deferred financing fees	(205)	(205)
Other income, net	19	2
Loss from continuing operations before income taxes	(3,032)	(570)
Benefit for income taxes	1,154	286
Net loss from continuing operations	(1,878)	(284)
Loss from discontinued operation net of income tax benefit of $43 and $53	(70)	(97)

Net loss	$(1,948)	$(381)

Net loss per basic and diluted share:
Continuing operations	$(1.16)	$(.18)
Discontinued operation	(.04)	(.06)
Net loss per basic and diluted share	$(1.20)	$(.24)

Average shares outstanding	1,617	1,599

The accompanying notes are an integral part of the consolidated financial statements.

Continental Materials Corporation

Consolidated Statements of Cash Flows For Fiscal Years 2011 and 2010

(Amounts in thousands)

	2011	2010
Operating activities
Net loss	$(1,948)	$(381)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	4,398	4,586
Deferred income tax provision	(1,185)	(387)
Compensation of Board of Directors by issuance of treasury shares	448	268
Provision for doubtful accounts	10	245
Gain on disposition of property and equipment	(200)	(73)
Changes in working capital items:
Receivables	1,683	(3,208)
Inventories	(774)	(328)
Prepaid expenses	(95)	2
Real estate held for resale	(723)	—
Prepaid royalties	(231)	(193)
Accounts payable and accrued expenses	(1,288)	584
Income taxes payable and refundable	(281)	1,422
Other	(257)	61
Net cash (used in) provided by operating activities	(443)	2,598

Investing activities
Capital expenditures	(1,492)	(885)
Loan to subsidiary executive	(352)	—
Collection of note received from sale of RMRM	240	240
Cash proceeds from sale of property and equipment	207	113
Net cash used in investing activities	(1,397)	(532)

Financing activities
Borrowings (repayments) on the revolving bank loan, net	2,400	(100)
Repayments of new long-term debt	(1,252)	(1,615)
Partial return of cash deposit for self-insured claims	500	—
Net cash (used in) provided by financing activities	1,648	(1,715)

Net (decrease) increase in cash and cash equivalents	(192)	351

Cash and cash equivalents
Beginning of year	1,032	681
End of year	$840	$1,032

Supplemental disclosures of cash flow items
Cash paid (received) during the year
Interest	$658	$901
Income taxes, net	(261)	(1,374)

The accompanying notes are an integral part of the consolidated financial statements.

Continental Materials Corporation

Consolidated Balance Sheets As of December 31, 2011 and January 1, 2011

(Amounts in thousands except share data)

	December 31, 2011	January 1, 2011
ASSETS
Current assets
Cash and cash equivalents	$840	$1,032
Receivables less allowance of $500 and $580	18,176	19,868
Current portion of long-term note receivable — related party	35	—
Receivable for insured losses	439	807
Inventories	17,397	16,623
Prepaid expenses	1,264	1,374
Cash deposit for self-insured claims	4,340	—
Deferred income taxes	1,624	1,584
Real estate held for resale — related party	723	—
Total current assets	44,838	41,288

Property, plant and equipment
Land and improvements	2,341	2,011
Buildings and improvements	20,453	18,578
Machinery and equipment	75,955	78,301
Mining properties	6,893	6,510
Less accumulated depreciation and depletion	(84,556)	(81,707)
	21,086	23,693

Other assets
Goodwill	7,229	7,229
Amortizable intangible assets, net	242	343
Prepaid royalties	1,646	1,415
Cash deposit for self-insured claims	—	4,840
Long-term note receivable — related party	317	240
Other	513	513
	$75,871	$79,561

LIABILITIES
Current liabilities
Current portion of long-term debt	$500	$1,125
Accounts payable	4,192	5,428
Income taxes	128	409
Accrued expenses
Compensation	1,752	1,620
Reserve for self-insured losses	2,676	2,498
Liability for unpaid claims covered by insurance	439	807
Profit sharing	589	341
Reclamation	195	115
Other	2,291	2,981
Total current liabilities	12,762	15,324

Revolving bank loan payable	8,150	5,750
Long-term debt	3,783	4,410
Deferred income taxes	179	1,324
Accrued reclamation	920	1,090
Other long-term liabilities	771	858
Commitments and contingencies (Note 6)

SHAREHOLDERS’ EQUITY
Common shares, $.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,870	1,830
Retained earnings	62,999	64,947
Treasury shares, at cost	(16,206)	(16,615)
	49,306	50,805
	$75,871	$79,561

The accompanying notes are an integral part of the consolidated financial statements.

Continental Materials Corporation

Consolidated Statements of Shareholders’ Equity

For Fiscal Years 2011 and 2010

(Amounts in thousands except share data)

	Common shares	Common shares amount	Capital in excess of par	Retained earnings	Treasury shares	Treasury shares cost
Balance at January 2, 2010	2,574,264	$643	$1,830	$65,328	975,986	$16,615
Net (loss)	—	—	—	(381)	—	—
Balance at January 1, 2011	2,574,264	643	1,830	64,947	975,986	16,615
Net (loss)	—	—	—	(1,948)	—	—
Compensation of Board of Directors by issuance of treasury shares	—	—	40	—	(24,000)	(409)
Balance at December 31, 2011	2,574,264	$643	$1,870	$62,999	951,986	$16,206

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

In addition to the above reporting segments, an “Unallocated Corporate” classification is used to report the unallocated expenses of the corporate office which provides treasury, insurance and tax services as well as strategic business planning and general management services. Expenses of the corporate information technology group are allocated to all locations, including the corporate office. An “Other” classification is used to report a real estate operation and the activity of a new business venture, Williams EcoLogix, Inc. (WEI). This corporation, a wholly owned subsidiary of WFC, entered into an agreement to distribute a product currently being developed by a third party. Should the product be successfully developed such that it results in a commercially salable product, the Company is likely to incur start-up costs and expenses above the current amount associated with the subsidiary’s sole employee and miscellaneous related expenses.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include Continental Materials Corporation and all of its subsidiaries (the Company). Intercompany transactions and balances have been eliminated. All subsidiaries of the Company are wholly-owned.

RECLASSIFICATIONS

Certain reclassifications have been made to the fiscal 2010 Consolidated Financial Statements to conform to the 2011 presentation. The reclassifications had no effect on the consolidated results of operations, the net increase in cash or the total assets, liabilities or shareholders’ equity of the Company.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During September 2011, the FASB issued Accounting Standards Update (ASU) 2011-08 which is effective for fiscal years beginning after December 15, 2011 although early adoption is allowed. The ASU allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The ASU expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The adoption of ASU 2011-8 did not have an impact on the profit or loss of the Company during the fiscal 2011 year.

Currently there are no other significant prospective accounting pronouncements that are expected to have a material effect on the Company’s consolidated financial statements.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2011 and January 1, 2011 and the reported amounts of revenues and expenses during both of the two years in the period ended December 31, 2011. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly-liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value of the Company’s debt is estimated based on the borrowing rates currently available to the Company for bank loans with similar terms, maturities and credit risks. The carrying amount of long-term debt represents a reasonable estimate of the corresponding fair value as the Company’s debt is held at variable interest rates.

INVENTORIES

Inventories are valued at the lower of cost or market and are reviewed periodically for excess or obsolete stock with a provision recorded, where appropriate. Cost for inventory in the HVAC industry group is determined using the last-in, first-out (LIFO) method. These inventories represent approximately 73% at December 31, 2011 and 74% of total inventories at January 1, 2011. The cost of all other inventory is determined by the first-in, first-out (FIFO) or average cost methods. Some commodity prices such as copper, steel, cement and diesel fuel have experienced significant fluctuations in recent years, generally higher although cement prices have declined from the prices prevalent a year ago. Steel prices and copper prices are principally relevant to the inventories of our two HVAC businesses. These two businesses use the LIFO costing method for inventory valuation purposes. The general effect of using LIFO is that the higher steel and copper prices are not reflected in the inventory carrying value. Those higher current costs are principally reflected in the cost of sales. Cement and fuel are relevant to our construction materials business. These businesses use either FIFO or an average costing method for valuing inventories. These inventories turn over frequently and at any point in time the amount of cement or fuel inventory is not significant. Due to these circumstances, the commodity fluctuations have primarily affected the cost of sales with little effect on the valuation of inventory. We believe that our inventory valuation reserves are not material. Inventory reserves were less than 2% of the total FIFO inventory value. Due to the nature of our products, obsolescence is not typically a significant exposure. Our HVAC businesses will from time to time contend with some slow-moving inventories or parts that are no longer used due to engineering changes. The recorded reserves are intended for such items.

REAL ESTATE HELD FOR RESALE AND RELATED NOTE RECEIVABLE — RELATED PARTY

Related to WEI, the Company purchased the residence of and made a loan of $352,000 to an executive of one of the Company’s subsidiaries in connection with his relocation to head up WEI. The residence is classified as real estate held for resale of $723,000. The loan is secured by marketable securities and bears interest at 5%. As the note is with a related party, it is not practical to estimate its fair value.

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

OTHER ASSETS

As of December 31, 2011, the Company has recorded $7,229,000 of goodwill consisting of $6,229,000 related to the Concrete, Aggregates and Construction Supplies segment and $1,000,000 related to the Door segment. The Company annually assesses goodwill for potential impairment at the end of each year. In addition, the Company will reassess the recorded goodwill to determine if impairment has occurred if events arise or circumstances change in the relevant reporting segments or in their industries. No goodwill impairment was recognized for any of the periods presented.

Amortizable intangible assets consist of a non-compete-agreement, a restrictive land covenant and customer relationships related to certain acquisitions. The non-compete agreement and the restrictive land covenant are being amortized on a straight-line basis over their respective lives of five and ten years. The customer relationships amount is being amortized over its estimated life of ten years using the sum-of-the-years digits method.

The Company is party to three aggregate property leases which require royalty payments. One of the leases calls for minimum annual royalty payments. Prepaid royalties relate to payments made for aggregate materials not yet extracted.

RETIREMENT PLANS

The Company and certain subsidiaries have various contributory profit sharing retirement plans for specific employees. The plans allow qualified employees to make tax deferred contributions pursuant to Internal Revenue Code Section 401(k). Prior to March 1, 2010, the Company matched employee contributions up to 3%. Since March 1, 2010, the Company no longer matches employee contributions. However, the Company may make annual contributions, at its discretion, based primarily on profitability. In addition, any individuals whose compensation is in excess of the amount eligible for the Company matching contribution to the 401(k) plan as established by Section 401 of the Internal Revenue Code, participate in an unfunded Supplemental Profit Sharing Plan. This plan accrues an amount equal to the difference between the amount the person would have received as Company contributions to his account under the 401(k) plan had there been no limitations and the amount the person will receive under the 401(k) plan giving effect to the limitations. Costs under the plans are charged to operations as incurred. As of December 31, 2011 and January 1, 2011, the unfunded liabilities related to the Supplemental Profit Sharing Plan were $732,000 and $782 000, respectively.

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

GAAP also requires an entity to accrue the gross amount of a loss even if the entity has purchased insurance to cover the loss. Therefore the Company has recorded losses for workers’ compensation, automobile liability, medical plan coverage and general and product liability claims in excess of the deductible amounts, i.e., amounts covered by insurance contracts, in “Liability for unpaid claims covered by insurance” with a corresponding “Receivable for insured losses” on the balance sheet. The components of the liability represent both unpaid settlements and management’s best estimate of the future liability related to open claims. Management has evaluated the creditworthiness of our insurance carriers and determined that recovery of the recorded losses is probable and, therefore, the receivable from insurance has been recorded for the full amount of the insured losses.

RECLAMATION

In connection with permits to mine properties in Colorado, the Company is obligated to reclaim the mined areas whether the property is owned or leased. The Company records a reserve for future reclamation work to be performed at its various aggregate operations based upon an estimate of the total expense that would be paid to a third party to reclaim the disturbed areas. Reclamation expense is determined during the interim periods using the units-of-production method. The adequacy of the recorded reserve is assessed quarterly. At each fiscal year-end, a more formal and complete analysis is performed and the expense and reserve is adjusted to reflect the estimated cost to reclaim the then disturbed and unreclaimed areas. The assessment of the reclamation liability may be done more frequently if events or circumstances arise that may indicate a change in estimated costs, recoverable material or period of mining activity. As part of the year-end analysis, the Company engages an independent specialist to assist in reevaluating the estimates of both the quantities of recoverable material and the cost of reclamation. Most of the reclamation on any mining property is generally performed soon after each section of the deposit is mined. The Company’s reserve for reclamation activities was $1,115,000 at December 31, 2011 and $1,205,000 at January 1, 2011. The Company classifies a portion of the reserve as a current liability, $195,000 at December 31, 2011 and $115,000 at January 1, 2011 based upon historical expenditures.

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

The Company is responsible for warranty related to the manufacture of its HVAC products. The Company does not perform installation services except for installation of electronic access systems in the Door segment, nor are maintenance or service contracts offered. Changes in the aggregated product warranty liability for the fiscal years 2011 and 2010 were as follows (amounts in thousands):

	2011	2010
Beginning balance	$135	$172
Warranty related expenditures	(227)	(332)
Warranty expense accrued	226	295
Ending balance	$134	$135

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

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. In many instances in the Concrete, Aggregates and Construction Supplies segment and in the Heating and Cooling segment (as it relates to the fan coil product line), the Company retains lien rights on the properties served until the receivable is collected. The Company writes off accounts when all efforts to collect the receivable have been exhausted. The Company maintains allowances for potential credit losses based upon the aging of accounts receivable and historical experience and such losses have been within management’s expectations. See Note 14 for a description of the Company’s customer base.

Substantially all of the Heating and Cooling Segment’s factory employees are covered by a collective bargaining agreement through the Carpenters Local 721 Union under a contract that expires on December 31, 2014.

IMPAIRMENT OF LONG-LIVED ASSETS

In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required. The Company has determined that there was no impairment of the long-lived assets as of December 31, 2011.

FISCAL YEAR END

The Company’s fiscal year end is the Saturday nearest December 31. Fiscal 2011 and 2010 each consisted of 52 weeks.

2. BUSINESS DISPOSITIONS

On July 17, 2009, the Company completed the sale of all of the outstanding capital stock of RMRM, a Colorado corporation, to Campbells C-Ment Contracting, Inc., a Colorado corporation (Buyer). RMRM operated a ready mix concrete business in the Denver metropolitan area and had been included in the CACS reporting segment.

The Company received $1,864,000 in cash (net of cash of $41,000 that remained with RMRM) at closing and a Promissory Note of $480,000 representing the closing date net working capital of RMRM. The Promissory Note bore interest at 5% per annum. The Buyer made a principal payment of $240,000 in October 2010 and paid the remaining principal of $240,000 in December 2011.

The Company and its wholly-owned subsidiary TMC also entered into a Non-Competition, Non-Disclosure and Non-Solicitation Agreement with the Buyer for a period of six years. In consideration of the covenants made by the Company and TMC, beginning in 2010 the Company is to receive compensation if certain sales volume or operating profit thresholds are reached by the Buyer. At the time of the sale, there was no assurance that the future operating results of the Buyer would be such that any future consideration would be due to the Company under this Agreement; accordingly no value was recorded related to this agreement at the time of the sale. The sales volume and operating profit thresholds were not reached during either 2011 or 2010 and therefore no additional compensation was due as of December 31, 2011 or January 1, 2011.

The sale of RMRM resulted in a capital loss for tax purposes of approximately $6,500,000 of which approximately $2,026,000 was used to offset a 2009 capital gain on the sale of land in Colorado Springs. The remaining capital loss carry forward of approximately $4,374,000 can be utilized to offset future capital gains. However the Company has limited capital gains and the Federal carry forward period is limited to five years; thus a valuation allowance of approximately $1,660,000 was established against the deferred tax asset related to the capital loss available for carry forward.

The revenue and pretax loss from RMRM is reported as discontinued operation for the fiscal years ended December 31, 2011 and January 1, 2011, respectively, and is summarized as follows (amounts in thousands):

	2011	2010
Revenue	$—	$—
Pretax Loss	(113)	(150)

3. INVENTORIES

Inventories consisted of the following (amounts in thousands):

	December 31, 2011	January 1, 2011
Finished goods	$7,477	$7,232
Work in process	950	748
Raw materials and supplies	8,970	8,643
	$17,397	$16,623

If inventories valued on the LIFO basis were valued at current costs, inventories would be higher by $5,783,000 and $5,244,000 at December 31, 2011 and January 1, 2011, respectively.

Reductions in inventory quantities during 2011 at one location resulted in the liquidation of LIFO inventory layers carried at costs higher than the costs of current purchases. The effect was to increase cost of sales by approximately $80,000 for the year. Reductions in inventory quantities during 2010 at one location resulted in the liquidation of LIFO inventory layers carried at costs higher than the costs of current purchases. The effect was to increase cost of sales by approximately $55,000 for the year.

4. GOODWILL AND AMORTIZABLE INTANGIBLE ASSETS

As of December 31, 2011 the Company has recorded $7,229,000 of goodwill consisting of $6,229,000 related to the CACS segment and $1,000,000 related to the Door segment. The Company annually assesses goodwill for potential impairment at the end of each year. For the CACS segment, the Company engages the services of an investment banking firm to assist management in determining the fair value of the reporting unit. For the Door segment, the Company prepares a discounted cash flow analysis to estimate the fair value of the reporting unit. In addition, if events occur or circumstances change in the relevant reporting segments or in their industries the Company will then reassess the recorded goodwill to determine if impairment has occurred. No goodwill impairment was recognized for any of the periods presented. The valuation of goodwill and other intangibles is considered a significant estimate. Continued or protracted economic conditions could negatively impact the value of the business which could trigger an impairment that would materially impact earnings.

There were no changes in recorded goodwill for either of the years ended December 31, 2011 or January 1, 2011.

Identifiable intangible assets consist of the following (amounts in thousands):

	December 31, 2011		January 1, 2011
	Gross		Gross
	carrying	Accumulated	carrying	Accumulated
	amount	amortization	amount	amortization
Amortized intangible assets:
Non-compete agreements	$290	$290	$290	$261
Restrictive land covenant	350	192	350	157
Customer relationships	370	286	370	249
	$1,010	$768	$1,010	$667

The above intangible assets all relate to the Company’s acquisition of the assets of ASCI (June 30, 2006). Amortization of the non-compete agreement is recorded on a straight line basis over the agreement’s period of five years. Amortization of the restrictive land covenant is computed on the straight-line basis over the agreement’s period of ten years. Amortization of the customer relationships value is computed on the sum-of-the-years digits method over its estimated life of ten years. Amortization expense of intangible assets was $101,000 for 2011 and $136,000 for 2010. The estimated amortization expense for the five subsequent fiscal years is as follows: 2012 - $65,000; 2013 - $59,000; 2014 - $52,000; 2015 - $45,000; and 2016 - $21,000.

5. REVOLVING BANK LOAN AND LONG-TERM DEBT

Outstanding long-term debt consisted of the following (amounts in thousands):

	December 31, 2011	January 1, 2011
Secured term loan	$4,283	$5,535
Less current portion	(500)	(1,125)
Total long-term debt	$3,783	$4,410

On April 16, 2009, the Company entered into a secured credit agreement (Credit Agreement) under which the bank lender initially provided a total credit facility of $30,000,000, consisting of a $20,000,000 revolving credit facility (with credit availability reduced by letters of credit that may be issued by the lender on the Company’s behalf) and a $10,000,000 term loan. Borrowings under the Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles, certain real estate and the common stock of all of the Company’s subsidiaries. Borrowings under the revolving credit facility are limited to 80% of eligible accounts receivable and 50% of eligible inventories. Borrowings under the Credit Agreement bear interest based on a London Interbank Offer Rate (LIBOR) or prime rate based option. The lender required the Company to enter into an interest rate swap transaction to hedge the interest rate on $5,000,000 of term debt. On May 29, 2009 the Company entered into an interest rate swap transaction for a specified notional amount (initially $5,000,000), whereby the Company pays a fixed rate of 3.07% on the notional amount and receives a floating rate equivalent to the 30 day LIBOR rate but not less than 2.0%. Since the inception of this agreement the 30 day LIBOR rate has remained below 2.0%. Hence, the effect of the transaction has been to increase the Company’s effective interest rate on $5,000,000 of its outstanding term debt by 1.07%. The notional amount was decreased by $500,000 on September 30, 2011 and $500,000 on December 31, 2011 such that the notional amount at December 31, 2011 was $4,000,000. The notional amount is further reduced by $500,000 on March 31, 2012 and terminates on April 16, 2012. The Company did not elect hedge accounting. The Credit Agreement has been amended five times (Amendments) since its inception.

The Credit Agreement and its Amendments either limit or require prior approval by the lender of additional borrowings, acquisition of stock of other companies, purchase of treasury shares and payment of cash dividends. Payment of accrued interest is due monthly or at the end of the applicable LIBOR period on both the revolving credit borrowings and the term debt borrowings. Principal payments under the term loan are due quarterly with a final payment of all remaining unpaid principal at the maturity date.

The Company entered into an Amended and Restated Credit Agreement (the Restated Agreement) effective November 18, 2011 in order to obtain a waiver of the covenant requiring a Fixed Charge Coverage Ratio of 1.15 to 1.00 as of October 1, 2011, to extend the maturity date of the Credit Agreement, to increase the maximum amount available under the revolving credit facility and to modify certain other amounts, terms and conditions. The Restated Agreement provides for the following:

•      The Fixed Charge Coverage Ratio requirement of 1.15 to 1.00 was waived for the twelve month period ended October 1, 2011. The Minimum Fixed Charge Coverage Ratio of 1.15 to 1.00 will commence with the Computation Period ending March 31, 2013.

•      The Company must maintain a Minimum Tangible Net Worth as of the last day of any Computation Period of $32,000,000 plus 50% of the Consolidated Net Income for the immediately preceding Fiscal Year.

•      Annual capital expenditures may not exceed $3,500,000 excluding those of Williams EcoLogix, Inc.

•      The Balance Sheet Leverage Ratio as of the last day of any Computation Period may not exceed 1.00 to 1.00.

•      The maximum revolving credit facility line is increased to $20,000,000.

•      Inventory borrowings are limited to a maximum of $8,500,000.

•      The maturity date of the credit facility is extended to May 1, 2015.

•      Interest rate pricing for the revolving credit facility is LIBOR plus 3.25% or the prime rate plus 1%. The interest on the term loan is LIBOR plus 3.75% or the prime rate plus 1.5%.

•      The term loan principal repayment schedule has been revised and reduced. The table below reflects the new maturities under the Restated Agreement.

•      As previously reported, WFC, through its wholly owned subsidiary WEI, has entered into an agreement to distribute a product currently being developed by a third party. Should the product be successfully developed such that it results in a commercially salable product, WEI is likely to incur start-up costs and other expenses prior to the realization of revenues by this new business venture. The permitted maximum cumulative cash expenditures for this venture are $2,500,000 commencing on March 24, 2011.

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

•      Balance Sheet Leverage Ratio is defined as the ratio of Total Debt to Tangible Net Worth.

Outstanding borrowings under the revolving credit facility as of December 31, 2011 were $8,150,000. The highest balance outstanding on the revolving credit facility during 2011 was $9,000,000. Average outstanding revolving credit during the year was $6,085,000. The weighted average interest rates on the outstanding revolving credit and term debt in 2011 and 2010 were 5.2% and 7.0%, respectively, including the effect of the interest rate swap discussed above. At all times since the inception of the Credit Agreement, the Company had sufficient qualifying and eligible assets such that the available borrowing capacity exceeded the cash needs of the Company and this situation is expected to continue for the foreseeable future.

The Company has prepared a projection of cash sources and uses for the next 12 months. Under this projection, adjusted for the actual results of the first two months of 2012, the Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement, will be sufficient to cover expected cash needs, including servicing debt and planned capital expenditures, for the next twelve months. The Company also expects to be in compliance with all debt covenants, as amended, during this period.

Term loan payments under the Restated Agreement and the amortization of deferred financing fees are scheduled as follows (amounts in thousands):

		Amortization
	Term Loan	of Deferred
	Payments	Financing Fees
2012	$500	$60
2013	500	—
2014	500	—
2015	2,783	—
	$4,283	$60

In April 2009 the Company deposited cash of $4,840,000 with its casualty insurance carrier to serve as collateral for the self-insured obligations under the Company’s casualty insurance program. Previously these obligations were secured by a bank letter of credit. This deposit was funded with borrowings under the revolving credit line. In April 2011, the insurance carrier reduced its collateral requirement and returned $500,000 to the Company. The remaining balance at December 31, 2011 of $4,340,000 is classified as a current asset as the Company received a full refund of the cash in March 2012 when a Letter of Credit was issued to the insurance company for the same amount.

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

In November 2010, the Company filed a lawsuit against an insurance company with regard to a business interruption claim and property damages resulting from an incident that lead to the cessation of operations at the Pikeview Quarry in December of 2008. The litigation is currently in the discovery process. No recovery has been recorded in the Company’s financial statements and all related costs have been expensed to date. During 2011 and 2010, the Company incurred expenses of $1,078,000 and $115,000 related to this litigation. The Company expects that the ongoing cost of the litigation will be significant.

The Company is also involved in a lawsuit to recover a receivable partially collateralized by land. The party has declared bankruptcy and the trustee is challenging the right of the Company to the collateral. The effect of the outcome of this matter is not determinable at this time but could be material. The total exposure to the Company as of December 31, 2011 is $1,008,000.

7. SHAREHOLDERS’ EQUITY

Four hundred thousand shares of preferred stock ($.50 par value) are authorized and unissued.

The Company has not purchased any of its common stock to become treasury stock during fiscal 2011. However, the Company reserved 150,000 treasury shares representing the maximum number of allowed to be granted under the 2010 Non-Employee Directors Stock Plan (the “Plan”) to non-employee directors in lieu of the base director retainer fee. The Company issued a total of 12,000 shares to eight eligible board members effective January 1, 2011 as payment for the retainer fee for 2010 that remained unpaid when the Plan was adopted. The Company also issued a total of 12,000 shares to the same eight eligible board members effective July 15, 2011 as full payment for the 2011 retainer fee.

8. EARNINGS PER SHARE

The Company does not have any common stock equivalents, warrants or other convertible securities outstanding therefore there are no differences between the calculation of basic and diluted EPS for the fiscal years 2011 or 2010.

9. RENTAL EXPENSE, LEASES AND COMMITMENTS

The Company leases certain of its facilities and equipment and is required to pay the related taxes, insurance and certain other expenses. Rental expense was $2,084,000 and $2,623,000 for 2011 and 2010, respectively.

Future minimum rental commitments under non-cancelable operating leases for 2012 and thereafter are as follows: 2012 — $1,573,000; 2013 — $1,369,000; 2014 — $1,016,000; 2015 — $827,000; 2016 — $730,000 and thereafter — $19,906,000. Included in these amounts is $474,000 per year and approximately $19,906,000 in the “thereafter” amount related to minimum royalty payments due on an aggregates property lease in conjunction with the Pueblo, Colorado operation. Also included in these amounts is $235,000 per year related to a ground lease upon which the Company owns a building leased to a third party for approximately $345,000 per year. The ground lease runs through October 1, 2016 and contains a renewal clause. The building lease runs through January 31, 2013.

10. RETIREMENT PLANS

As discussed in Note 1, the Company maintains defined contribution retirement benefit plans for eligible employees. Total plan expenses charged to continuing operations were $539,000 and $504,000 in 2011 and 2010, respectively.

11. CURRENT ECONOMIC CONDITIONS

The protracted decline in construction activity in Southern Colorado continues although sporadic signs of improvement suggest that the bottom may have been reached. Despite these signs, business conditions for the CACS segment are not expected to substantially improve within the next 12 months. Pricing in the CACS segment is expected remain sharply competitive. It is difficult to predict the timing and magnitude of any general recovery of construction in the markets served.

In addition, given these current economic conditions, the values of assets and liabilities of the CACS segment could change rapidly, resulting in material future adjustments in allowances for accounts and notes receivable, net realizable value of inventory, realization of deferred tax assets and valuation of intangibles and goodwill that could negatively impact the Company’s ability to meet debt covenants or maintain sufficient liquidity.

12. INCOME TAXES

The provision (benefit) for income taxes for continuing operations is summarized as follows (amounts in thousands):

		2011	2010
Federal:	Current	$9	$39
	Deferred	(1,000)	(279)
State:	Current	11	9
	Deferred	(174)	(55)
		$(1,154)	$(286)

Note that the percentage effect of an item on the statutory tax rate in a given year will fluctuate based upon the magnitude of the pre-tax profit or loss in that year. The difference between the tax rate for continuing operations on income or loss for financial statement purposes and the federal statutory tax rate was as follows:

	2011	2010
Statutory tax rate	(34.0)%	(34.0)%
Percentage depletion	(1.9)	(16.9)
Non-deductible expenses	1.1	4.9
Change in uncertain tax positions	.1	.5
Valuation allowance for tax assets	(.8)	7.0
State income taxes, net of federal benefit	(4.2)	(5.2)
Federal benefit of AMT carry forward	.9	—
Federal benefit of loss carryback	—	(6.3)
Other	.7	(.2)
	(38.1)%	(50.2)%

For financial statement purposes, deferred tax assets and liabilities are recorded at a blend of the current statutory federal and states’ tax rates — 37.96%. The principal temporary differences and their related deferred taxes are as follows (amounts in thousands):

	2011	2010
Reserves for self-insured losses	$729	$803
Accrued reclamation	437	457
Unfunded supplemental profit sharing plan liability	279	299
Asset valuation reserves	400	295
Future state tax credits	826	824
Net state operating loss carryforwards	270	216
Federal AMT carryforward	334	363
Federal NOL carryforward	147	—
Capitalized organization costs	335	—
Approximate long-term capital loss carryforward	1,474	1,474
Other	1,213	1,157
Valuation allowance	(1,787)	(1,807)
Total deferred tax assets	4,657	4,081

Depreciation	1,548	2,113
Deferred development	492	558
Prepaid royalty	625	537
Other	547	613
Total deferred tax liabilities	3,212	3,821
Net deferred tax asset (liability)	$1,445	$260

At both December 31, 2011 and January 1, 2011, the Company established a valuation reserve of $304,000 and $269,000, respectfully, related to the carry forward of charitable contributions deductions arising in the current and prior years due to the uncertainty that the Company will be able to utilize these deductions prior to the expiration of their carry forward periods. At January 2, 2010, the Company also established a valuation reserve related to the carry forward of the long-term capital loss related to the sale of the stock of RMRM due to the uncertainty that the Company will be able to generate offsetable long-term capital gains prior to the expiration of the carry forward period. At December 31, 2011 the reserve is approximately $1,474,000. Lastly, the Company established a valuation reserve of $9,000 related to the carry forward of a net operating loss in a state that limits the carry forward to a five-year period. For Federal purposes, Alternative Minimum Tax credits can be carried forward indefinitely. For State purposes, Net Operating Losses can be carried forward for periods ranging from 5 to 20 years for the states that the Company is required to file in. Of the $826,000 of recorded state tax credits, $760,000 relates to California Enterprise Zone hiring credits earned in prior years. These credits may be carried forward indefinitely.

The realization of the deferred tax assets, including net operating loss carry forwards, is subject to our ability to generate sufficient taxable income during the periods in which the temporary differences become realizable. In evaluating whether a valuation allowance is required, we consider all available positive and negative evidence, including prior operating results, the nature and reason of any losses, our forecast of future taxable income and the dates on which any deferred tax assets are expected to expire. These assumptions require a significant amount of judgment, including estimates of future taxable income. The estimates are based on our best judgment at the time made based on current and projected circumstances and conditions.

As a result of the evaluation of the realizability of our deferred tax assets as of December 31, 2011, we concluded that it was more likely than not that all of our deferred tax assets would be realized to the extent not reserved for by a valuation allowance.

The net current deferred tax assets are $1,625,000 and $1,584,000 at year-end 2011 and 2010, respectively. The Company accounts for uncertainty in income taxes recognized in its financial statements by applying GAAP’s recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The financial statement effects of a tax position are initially recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon effective settlement with a taxing authority.

The gross amount of unrecognized tax benefits at December 31, 2011 was $51,000 compared to $53,000 at January 1, 2011. Of these totals, none of these amounts would affect the effective tax rates.

We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. Accrued interest of $38,000 and penalties of $0 were included in our total liability for unrecognized tax benefits as of December 31, 2011 compared to interest of $37,000 and penalties of $0 as of January 1, 2011.

We file income tax returns in the United States Federal and various state jurisdictions. The Internal Revenue Service has completed examinations for periods through 2007. Federal tax years 2008 and on remain subject to examination. Various state income tax returns also remain subject to examination. There are no tax positions expected to be resolved within 12 months of this reporting date.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in thousands):

	2011	2010
Balance at Beginning of Year	$53	$47
Additions for tax positions related to the current year	51	53
Reductions for statute of limitations	—	—
Reductions for tax positions of prior years	(53)	(47)
Settlements	—	—
Balance at End of Year	$51	$53

13. UNAUDITED QUARTERLY FINANCIAL DATA

The following table and footnotes provide summarized unaudited fiscal quarterly financial data for 2011 and 2010 (amounts in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2011
Sales	$24,768	$27,975	$25,501	$28,962
Gross profit	4,292	6,090	5,557	4,363
Depreciation, depletion and amortization	1,092	1,089	1,012	1,000
Net loss
Continuing operations	(1,211)	(26)	(316)	(325)
Discontinued operations	(2)	(36)	(6)	(26)
Net loss	(1,213)	(62)	(322)	(351)
Basic and Diluted loss per share
Continuing operations	(.75)	(.02)	(.20)	(.20)
Discontinued operations	(—)	(.02)	(—)	(.02)
	(.75)	(.04)	(.20)	.(22)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2010
Sales	$23,641	$31,750	$29,142	$29,751
Gross profit	3,893	7,636	6,665	5,083
Depreciation, depletion and amortization	1,104	1,161	1,102	1,014
Net (loss) income:
Continuing operations	(1,441)	565	718	(125)
Discontinued operations	(17)	(72)	22	(31)
Net (loss) income	(1,458)	493	740	(156)
Basic and Diluted (loss) income per share
Continuing operations	(.90)	.35	.45	(.08)
Discontinued operations	(.01)	(.04)	.01	(.02)
	(.91)	.31	.46	.(10)

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

14. INDUSTRY SEGMENT INFORMATION

The Company operates primarily in two industry groups, HVAC and Construction Products. The Company has identified two reportable segments in each of the two industry groups: the Heating and Cooling segment and the Evaporative Cooling segment in the HVAC industry group and the Concrete, Aggregates and Construction Supplies segment (CACS) and the Door segment in the Construction Products industry group. The Heating and Cooling segment produces and sells gas-fired wall furnaces, console heaters and fan coils from the Company’s wholly-owned subsidiary, Williams Furnace Co. of Colton, California. The Evaporative Cooling segment produces and sells evaporative coolers from the Company’s wholly-owned subsidiary, Phoenix Manufacturing, Inc. of Phoenix, Arizona. Sales of these two segments are nationwide, but are concentrated in the southwestern United States. Concrete, aggregates and construction supplies are offered from numerous locations along the Southern Front Range of Colorado operated by the Company’s wholly-owned subsidiaries Castle Concrete Company and Transit Mix Concrete Co. of Colorado Springs and Transit Mix of Pueblo, Inc. of Pueblo. Rocky Mountain Ready Mix Concrete, Inc. of Denver, formerly included in the CACS segment, was sold on July 17, 2009 and is not included in the segment information presented in the table below but rather has been reported as a discontinued operation. Doors are fabricated and sold along with the related hardware from Colorado Springs and Pueblo through the Company’s wholly-owned subsidiary, McKinney Door and Hardware, Inc. of Pueblo, Colorado. Sales of these two segments are highly concentrated in the Southern Front Range area in Colorado although door sales are also made throughout the United States.

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

An “Other” classification is used to report a real estate operation and the activity of the new business venture discussed in the “Nature of Business” section of Note 1. The Company purchased the residence of and made a loan to an executive of one of the Company’s subsidiaries in connection with his relocation to head this new venture. The residence is classified as an asset held for resale. The residence and the note receivable are included in the assets of the “Other” classification. The note is secured by marketable securities and bears interest at 5%.

The following table presents information about reported segments for the fiscal years 2011 and 2010 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

	Construction Products Industry			HVAC Industry
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC	Unallocated Corporate (a)	Other (b)	Total
2011
Revenues from external customers	$31,714	$12,330	$44,044	$37,480	$25,324	$62,804	$14	$344	$107,206
Depreciation, depletion and amortization	3,239	140	3,379	379	379	758	56	—	4,193
Operating (loss) income	(4,975)	553	(4,422)	2,730	2,212	4,942	(2,582)	(226)	(2,288)
Segment assets	32,289	5,827	38,116	19,600	11,967	31,567	5,106	1,082	75,871
Capital expenditures	991	62	1,053	234	188	422	17	—	1,492

	Construction Products Industry			HVAC Industry
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC	Unallocated Corporate (a)	Other (b)	Total
2010
Revenues from external customers	$39,078	$12,754	$51,832	$39,145	$22,950	$62,095	$12	$345	$114,284
Depreciation, depletion and amortization	3,387	139	3,526	375	414	789	66	—	4,381
Operating (loss) income	(835)	609	(226)	1,711	1,714	3,425	(2,863)	109	445
Segment assets	36,761	5,528	42,289	18,976	11,876	30,852	6,357	63	79,561
Capital expenditures	459	15	474	186	213	399	12	—	885

(a)          Includes unallocated corporate office expenses and assets which consist primarily of cash and cash equivalents, prepaid expenses, property, plant and equipment and at December 31, 2011, a $4,340,000 cash deposit ($4,840,000 at January 1, 2011) with the Company’s insurer to secure the self-insured portion of claims under the Company’s casualty insurance program.

(b)         Includes a real estate operation and the new business venture discussed in Note 1.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last annual report.

All long-lived assets are in the United States. No customer accounted for 10% or more of total sales of the Company in fiscal 2011 or 2010.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders

Continental Materials Corporation

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Continental Materials Corporation as of December 31, 2011 and January 1, 2011, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended.  Our audit also included the years 2011 and 2010 information on the financial statement schedule listed in the Index at Part IV, Item 15(a)2.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Continental Materials Corporation as of December 31, 2011 and January 1, 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Indianapolis, Indiana
March 30, 2012

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.                                          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended( Exchange Act) as of December 31, 2011. The Chief Executive Officer and Chief Financial Officer, based on that evaluation, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

Management’s Annual Report on Internal Control Over Financial Reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issue by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.

Based on this assessment, management determined that, as of December 31, 2011, the Company maintained effective internal control over financial reporting.

As of December 31, 2011, the Company was not an “accelerated filer” as defined in Rule 12b-2 under the Exchange Act. Accordingly, pursuant to SEC rules and regulations, the Company is not required to include, and this Annual Report on Form 10-K does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the  Company to provide only Management’s report in this Annual Report on Form 10-K. We are required to annually reassess our status as a “smaller reporting company” as of the end of our fiscal year to determine whether we will be required to provide Management’s Annual Report on Internal Control Over Financial Reporting and the associated report of our independent registered public accounting firm in our Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

As noted above, the Company continually reassesses our internal control over financial reporting and makes changes as deemed prudent. We did not identify any material weaknesses in our review of internal controls, therefore no changes in the Company’s internal controls over financial reporting occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.                                          OTHER INFORMATION

The Company does not have any information, not already reported, that is required to be reported on Form 8-K during the fourth quarter of the year covered by this Form 10-K.

PART III

Items 10 through 14 of Part III have been omitted from this Form 10-K because the registrant expects to file, not later than 120 days following the close of its fiscal year ended December 31, 2011, its definitive 2012 proxy statement. The information required by Items 10 through 14 of Part III will be included in that proxy statement and such information is hereby incorporated by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1	The following financial statements are included in Item 8 of Part II:
Consolidated statements of operations for fiscal years 2011 and 2010
Consolidated statements of cash flows for fiscal years ended 2011 and 2010
Consolidated balance sheets as of December 31, 2011 and January 1, 2011
Consolidated statements of shareholders’ equity for fiscal years 2011 and 2010

(a) 2	The following is a list of financial statement schedules filed as part of this Report:

Schedule II Valuation and Qualifying Accounts & Reserves For the Fiscal Years 2011 and 2010

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

Exhibit 10

Credit Agreement dated April 16, 2009 among Continental Materials Corporation, as the Company, The Various Financial Institutions Party Hereto, as Lenders, and The PrivateBank and Trust Company, as Administrative Agent and Arranger filed as Exhibit 10f to Form 10-K for the year ended January 3, 2009, incorporated herein by reference; First Amendment thereto dated as of November 18, 2009 filed as Exhibit 10.1 to Form 10-K for the year ended January 2, 2010; the Second Amendment thereto dated April 15, 2010 filed as Exhibit 10.2 to Form 10-K for the year ended January 2, 2010; the Third Amendment dated November 12, 2010 filed as Exhibit 10.1 to Form 10-Q for the quarter ended October 2, 2010; the Fourth Amendment dated December 31, 2010 filed as Exhibit 10.1 to Form 10-K for the year ended January 1, 2011; the Fifth Amendment dated April 14, 2011 filed as Exhibit 10.2 to Form 10-K for the year ended January 1, 2011; and the Amended and Restated Credit Agreement thereto dated November 18, 2011 filed as Exhibit 10 to Form 10-Q for the quarter ended October 1, 2011.

Exhibit 10a	Fee Sand and Gravel Lease Between Valco, Inc. And Continental Materials Corporation filed as Exhibit 2C to Form 8-K filed November 4, 1996, incorporated herein by reference.

Exhibit 10b	Form of Supplemental Deferred Compensation Agreement filed as Exhibit 10 to Form 10-Q for the quarter ended July 1, 1983, incorporated herein by reference.*

Exhibit 10c	Continental Materials Corporation Employees Profit Sharing Retirement Plan, 2009 Amendment and Restatement filed as Exhibit 10c to Form 10-K for the year ended January, 2, 2010.*

Exhibit 10d	Williams Furnace Co. Employees Profit Sharing Retirement Plan, 2009 Amendment and Restatement filed as Exhibit 10c to Form 10-K for the year ended January, 2, 2010.*

Exhibit 14	Continental Materials Corporation Code of Business Conduct and Ethics filed as Exhibit 14 to Form 10-K/A (Amendment No. 1) for the year ended January 3, 2004, incorporated herein by reference.

Exhibit 21	Subsidiaries of Registrant (filed herewith).

Exhibit 23	Consent of Independent Registered Public Accounting Firm (filed herewith).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) and Rule 13a-14(d)/15d-14(d) Certification of Chief Executive Officer (filed herewith).

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) and Rule 13a-14(d)/15d-14(d) Certification of Chief Financial Officer (filed herewith).

Exhibit 32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith).

Exhibit 95	Mine Safety Disclosures (filed herewith).

Exhibit 101

The following financial information from Continental Materials Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 30, 2011, formatted in Extensible Business Reporting Language (XBRL); (i) the Consolidated Statements of Operations for the fiscal years 2011 and 2010, (ii) the Consolidated Statements of Cash Flows for the fiscal years 2011 and 2010, (iii) the Consolidated Balance Sheets as of December 31, 2011 and January 1, 2011, (iv) the Consolidated Statements of Shareholders’ Equity for fiscal years 2011 and 2010, and (v) Notes to Consolidate Financial Statements.**

* - Compensatory plan or arrangement

** - Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION
Registrant

By:	/S/Joseph J. Sum
Joseph J. Sum, Vice President and Chief Financial Officer

Date:  March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY(IES)	DATE

/S/ James G. Gidwitz	Chief Executive Officer and a Director
James G. Gidwitz	(Principal Executive Officer)	March 30, 2012

/S/ Joseph J. Sum	Vice President, Chief Financial Officer
Joseph J. Sum	(Principal Financial Officer)	March 30, 2012

/S/ Mark S. Nichter	Secretary and Controller
Mark S. Nichter	(Principal Accounting Officer)	March 30, 2012

/S/ William D. Andrews
William D. Andrews	Director	March 30, 2012

/S/ Thomas H. Carmody
Thomas H. Carmody	Director	March 30, 2012

/S/ Betsy R. Gidwitz
Betsy R. Gidwitz	Director	March 30, 2012

/S/ Ralph W. Gidwitz
Ralph W. Gidwitz	Director	March 30, 2012

/S/ Ronald J. Gidwitz
Ronald J. Gidwitz	Director	March 30, 2012

/S/ Theodore R. Tetzlaff
Theodore R. Tetzlaff	Director	March 30, 2012

/S/ Peter E. Thieriot
Peter E. Thieriot	Director	March 30, 2012

/S/ Darrell M. Trent
Darrell M. Trent	Director	March 30, 2012

CONTINENTAL MATERIALS CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (c) (e)

for the fiscal years 2011 and 2010

COLUMN A	COLUMN B	COLUMN C(1)	COLUMN D		COLUMN E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions - Describe		Balance at End of Period

Year 2011
Allowance for doubtful accounts (c)	$580,000	$10,000	$90,000	(a)	$500,000
Inventory valuation reserve (c)	$196,000	$237,000	$105,000	(b)	$328,000
Reserve for self-insured losses	$2,798,000	$3,359,000	$3,481,000	(d)	$2,676,000

Year 2010
Allowance for doubtful accounts (c)	$576,000	$245,000	$241,000	(a)	$580,000
Inventory valuation reserve (c)	$384,000	$55,000	$243,000	(b)	$196,000
Reserve for self-insured losses	$2,973,000	$4,885,000	$5,060,000	(d)	$2,798,000

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