Form 10-Q
period 2012-03-31
CONTINENTAL MATERIALS CORP
filed 2012-05-15
CIK 24104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, $0.25 par value, shares outstanding at May 9, 2012	1,634,674

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2012 AND DECEMBER 31, 2011

(000’s omitted except share data)

	MARCH 31,
	2012	DECEMBER 31,
	(Unaudited)	2011
ASSETS
Current assets:
Cash and cash equivalents	$724	$840
Receivables, net	17,107	18,176
Current portion of long-term note receivable — related party	35	35
Receivable for insured losses	239	439
Inventories:
Finished goods	8,918	7,477
Work in process	1,163	950
Raw materials and supplies	8,588	8,970
Prepaid expenses	1,291	1,264
Cash deposit for self-insured claims	—	4,340
Deferred income taxes	1,739	1,624
Real Estate held for resale — related party	723	723
Total current assets	40,527	44,838

Property, plant and equipment, net	20,298	21,086

Goodwill	7,229	7,229
Amortizable intangible assets, net	225	242
Prepaid royalties	1,704	1,646
Deferred income taxes	477	—
Long-term note receivable — related party	317	317
Other assets	513	513

	$71,290	$75,871
LIABILITIES
Current liabilities:
Current portion of long-term debt	$500	$500
Accounts payable and accrued expenses	12,344	11,823
Liability for unpaid claims covered by insurance	239	439
Total current liabilities	13,083	12,762

Revolving bank loan payable	4,250	8,150
Long-term debt	3,658	3,783
Deferred income taxes	—	179
Other long-term liabilities	1,897	1,691
SHAREHOLDERS’ EQUITY
Common shares, $0.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,815	1,870
Retained earnings	61,946	62,999
Treasury shares, 939,986 and 951,986, at cost	(16,002)	(16,206)
	48,402	49,306

	$71,290	$75,871

See notes to condensed consolidated financial statements.

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND APRIL 2, 2011

(Unaudited)

(000’s omitted except per-share amounts)

	MARCH 31, 2012	APRIL 2, 2011

Net sales	$24,396	$24,768

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	19,573	20,476
Depreciation, depletion and amortization	1,068	1,092
Selling and administrative	5,291	4,821

Gain on disposition of property and equipment	2	—
	25,930	26,389

Operating loss	(1,534)	(1,621)

Interest expense, net	(134)	(193)
Amortization of deferred financing fees	(51)	(51)
Other income, net	10	15

Loss from continuing operations before income taxes	(1,709)	(1,850)

Benefit from income taxes	656	639

Net loss from continuing operations	(1,053)	(1,211)

Loss from discontinued operation net of income tax benefit of $0 and $0	—	(2)

Net loss	(1,053)	(1,213)

Retained earnings, beginning of period	62,999	64,947

Retained earnings, end of period	$61,946	$63,734

Net (loss) per basic and diluted share:
Continuing operations	$(.64)	$(.75)
Discontinued operation	—	—
Basic and diluted loss per share	$(.64)	$(.75)

Average shares outstanding	1,634	1,611

See notes to condensed consolidated financial statements.

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND APRIL 2, 2011

(Unaudited)

(000’s omitted)

	MARCH 31, 2012	APRIL 2, 2011

Net cash used in operating activities	$(185)	$(1,714)

Investing activities:
Capital expenditures	(257)	(326)
Loan to subsidiary executive	—	(336)
Cash proceeds from sale of property and equipment	11	—
Net cash used in investing activities	(246)	(662)

Financing activities:
(Repayment) borrowings on the revolving bank loan, net	(3,900)	2,750
Repayment of long term debt	(125)	(375)
Refund of cash deposit for self-insured claims	4,340	—
Net cash provided by financing activities	315	2,375

Net decrease in cash and cash equivalents	(116)	(1)
Cash and cash equivalents:
Beginning of period	840	1,032

End of period	$724	$1,031

Supplemental disclosures of cash flow items:
Cash paid during the three months for:
Interest, net	$142	$178
Income taxes paid	244	—

See notes to condensed consolidated financial statements.

CONTINENTAL MATERIALS CORPORATION

SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

NOTES TO THE QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 31, 2012

(Unaudited)

1.              Basis of Presentation:

The unaudited interim condensed consolidated financial statements included herein are prepared pursuant to the Securities and Exchange Commission rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual consolidated financial statements have been omitted. The condensed consolidated balance sheet of the Company as of December 31, 2011 has been derived from the audited consolidated balance sheet of the Company as of that date. The interim condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K. In the opinion of management, the condensed consolidated financial statements include all adjustments (none of which were other than normal recurring adjustments) necessary for a fair statement of the results for the interim periods. Discontinued operations refer to the residual activity of Rocky Mountain Ready Mix (RMRM), a Colorado corporation sold by the Company on July 17, 2009.

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

The Company has established a valuation reserve related to the carry-forward of all charitable contributions deductions arising from prior years and the portion of contributions in 2012 that the Company believes it will be unable to utilize prior to the expiration of their carry-forward periods. At January 1, 2011, the Company also established a valuation reserve of $1,474,000 against the carry-forward of the long-term capital loss related to the sale of the stock of RMRM due to the uncertainty that the Company will be able to generate offsetable long-term capital gains prior to the expiration of the carry-forward period. For Federal purposes, net operating losses can be carried forward for a period of 20 years while alternative minimum tax credits can be carried forward indefinitely. For state purposes, net operating losses can be carried forward for periods ranging from 5 to 20 years for the states that the Company is required to file in. California Enterprise Zone credits can be carried forward indefinitely while Colorado credits can be carried forward for 7 years.

The Company’s income tax returns are subject to audit by the Internal Revenue Service (IRS) and state tax authorities. The amounts recorded for income taxes reflect the Company’s tax positions based on research and interpretations of complex laws and regulations. The Company accrues liabilities related to uncertain tax positions taken or expected to be taken in its tax returns. The IRS has completed examinations for periods through 2007 and is currently examining the 2008 and 2009 periods. Various state income tax returns also remain subject to examination.

3.              Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements must maximize the use of observable inputs and minimize the use of unobservable inputs. There is a hierarchy of three levels of inputs that may be used to measure fair value:

Level 1        Quoted prices in active markets for identical assets or liabilities.

Level 2        Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3        Unobservable inputs supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs shall reflect the assumptions that market participants would use when pricing the asset or liability including assumptions about risk.

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheet.

Cash and Cash Equivalents: The carrying amount approximates fair value and was valued as level 1.

Notes Receivables with Related Parties: It was not practical to estimate the fair value of long-term receivables and payables with related parties. The terms of the amounts reflected in the balance sheet at March 31, 2012 are more fully discussed in the 10-K for the fiscal year ended December 31, 2011.

Notes Payable and Long-term Debt: Fair value is estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities and determined through the use of a discounted cash flow model. The carrying amount of long-term debt represents a reasonable estimate of the corresponding fair value as the Company’s debt is held at variable interest rates and was valued as level 2.

4.              During September 2011, the FASB issued Accounting Standards Update (ASU) 2011-08 which is effective for fiscal years beginning after December 15, 2011 although early adoption is allowed. The ASU allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The ASU expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The adoption of ASU 2011-8 did not have an impact on the profit or loss of the Company during 2011 or the first quarter of 2012.

There are currently no other significant prospective accounting pronouncements that are expected to have a material effect on the Company’s consolidated financial statements.

5.              Operating results for the first three months of 2012 are not necessarily indicative of performance for the entire year due to the seasonality of most of our products. Historically, sales of the Evaporative Cooling segment are higher in the first and second quarters, sales of the Concrete, Aggregates and Construction Supplies (CACS) segment are higher in the second and third quarters and sales of the Heating and Cooling segment are higher in the third and fourth quarters. The sales of the Door segment are more evenly spread throughout the year. The economic recession and financial market turmoil that began in the latter part of 2008 has had a significant detrimental effect on the construction industry in general and on our construction related businesses in particular since that time and is expected to continue to do so for the foreseeable future.

6.              There is no difference in the calculation of basic and diluted earnings per share (EPS) for the three months ended March 31, 2012 and April 2, 2011 as the Company does not have any dilutive instruments.

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

In addition to the above reporting segments, an “Unallocated Corporate” classification is used to report the unallocated expenses of the corporate office which provides treasury, insurance and tax services as well as strategic business planning and general management services. Expenses related to the corporate information technology group are allocated to all locations, including the corporate office. An “Other” classification is used to report a real estate operation and the activity of the new business venture, Williams EcoLogix, Inc. The Company purchased the residence of and made a loan to an executive of one of the Company’s subsidiaries in connection with his relocation. The residence is classified as “Real estate held for resale — related party” on the condensed consolidated balance sheet. The residence and the loan receivable are included in the assets of the “Other” classification. The related party loan is secured by marketable securities and bears interest at 5%.

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

The following table presents information about reported segments for the three months ended March 31, 2012 and April 2, 2011 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

	Construction Products			HVAC Products
Quarter ended	Concrete, Aggregates & Construction		Combined Construction	Heating and	Evaporative	Combined HVAC	Unallocated
March 31, 2012	Supplies	Doors	Products	Cooling	Cooling	Products	Corporate	Other	Total

Revenues from external customers	$6,743	$2,930	$9,673	$8,866	$5,768	$14,634	$3	$86	$24,396
Depreciation, depletion and amortization	805	33	838	100	98	198	32	—	1,068
Operating income (loss)	(1,765)	59	(1,706)	499	369	868	(627)	(69)	(1,534)
Segment assets	29,994	5,888	35,882	16,124	14,658	30,782	3,484	1,142	71,290
Capital expenditures	76	8	84	109	60	169	4	—	257

	Construction Products			HVAC Products
	Concrete,
Quarter ended April 2, 2011	Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Other	Total

Revenues from external customers	$7,354	$3,113	$10,467	$8,395	$5,817	$14,212	$3	$86	$24,768
Depreciation, depletion and amortization	825	33	858	105	113	218	16	—	1,092
Operating income (loss)	(1,675)	200	(1,475)	77	481	558	(687)	(17)	(1,621)
Segment assets (a)	32,289	5,827	38,116	19,600	11,967	31,567	5,106	1,082	75,871
Capital expenditures (b)	197	13	210	26	85	111	5	—	326

(a)       Segment assets are as of December 31, 2011.

(b)       Capital expenditures are presented on the accrual basis of accounting.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last annual report.

8.              Identifiable amortizable intangible assets as of March 31, 2012 include a restrictive land covenant and customer relationships. Collectively, these assets were carried at $225,000, net of $495,000 accumulated amortization. The pre-tax amortization expense for intangible assets during the quarter ended March 31, 2012 was $17,000 compared to $33,000 for the quarter ended April 2, 2011.

Based upon the intangible assets recorded on the balance sheet at March 31, 2012, amortization expense for the next five years is estimated to be as follows: 2012 – $65,000; 2013 – $58,000; 2014 – $52,000; 2015 – $45,000 and 2016 – $21,000.

9.              During the first quarter of 2012, the Company provided a letter of credit to replace the $4,340,000 of cash deposited for self-insured claims with the Company’s insurance carrier.

10.       The Company issued a total of 12,000 shares to the eight eligible board members effective January 6, 2012 as full payment for their 2012 retainer fee. The shares were issued under the 2010 Non-Employee Directors Stock Plan.

11.       The Company is involved in litigation matters related to its business, principally product liability matters related to the gas-fired heating products and fan coil products in the Heating and Cooling segment. In the Company’s opinion, none of these proceedings, when concluded, will have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial condition as the Company has established adequate accruals for matters that are probable and estimable. The Company does not accrue estimated amounts for future legal costs related to the defense of these matters but rather expenses them as incurred.

In November 2010, the Company filed a lawsuit against an insurance company with regard to a business interruption claim and property damages resulting from an incident that lead to the cessation of operations at the Pikeview Quarry in December of 2008. The litigation is currently in the discovery process. No recovery has been recorded in the Company’s financial statements and all related costs have been expensed to date. During the first quarter of 2012 and 2011, the Company incurred expenses of $134,000 and $136,000, respectively, related to this litigation. The Company expects that the ongoing cost of the litigation will be significant.

The Company is also involved in a lawsuit to recover a receivable. There has been no significant change since the discussion in the Form 10-K filed with the Securities and Exchange Commission for the fiscal 2011 year.

Item 2.                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

See Note 7 for an overview of the Company.

Liquidity and Capital Resources

As noted above, various factors affect the sales of the Company’s products. Historically, the Company has experienced operating losses during the first quarter except when construction activity is strong along the Southern Front Range of Colorado and the weather is mild. Operating results typically improve in the second and third quarters reflecting more favorable weather conditions in Colorado and the seasonal sales of the Evaporative Cooling segment. Fourth quarter results can vary based on weather conditions in Colorado as well as in the principal markets for the Company’s heating equipment. Notwithstanding weather conditions, however, the Company expects that construction activity along the Southern Front Range will remain weak for the balance of 2012.

The Company typically experiences operating cash flow deficits during the first half of the year reflecting operating results, the use of sales dating programs (extended payment terms) related to the Evaporative Cooling segment and payments of the prior year’s accrued incentive bonuses and Company profit-sharing contributions, if any. As a result, the Company’s borrowings against its revolving credit facility tend to peak during the second quarter and then decline over the remainder of the year. This trend has continued in the first quarter of 2012.

As expected, the Company’s cash flow from operations during the first quarter was negative due to the seasonality of sales, production schedules, the sales dating programs related to the Evaporative Cooler segment and the overall current economic and financial market’s effect on construction. Operations for the first three months of 2012 used $185,000 of cash compared to $1,714,000 of cash used during the first three months of 2011. The decreased use of cash was primarily the result of changes in working capital items, most notably an increase in accounts payable and accruals during the first quarter of 2012 compared to a decrease in accounts payable and accruals during the first quarter of 2011. The purchase of the residence of an executive related to his relocation also used cash during the first quarter of 2011.

The Company was in compliance with the all loan covenants as of the fiscal quarter ended March 31, 2012. Because the maturity date of the revolving credit line portion of the Credit Agreement is May 1, 2013, the outstanding revolving credit balances at March 31, 2012 and December 31, 2011 were classified as long-term obligations.

With regard to investing activities, capital expenditures continue to be curtailed wherever possible with a relatively modest $257,000 spent during the first quarter of 2012 compared to $326,000 spent during the first quarter of 2011. The Company also made a loan of $336,000 to an officer of one of the Company’s subsidiaries in conjunction with his relocation during the first quarter of 2011.

Financing activities during the first quarter of 2012 provided $315,000 of cash compared to $2,375,000 provided during the comparable 2011 quarter. Scheduled debt repayments were made during the first quarter of both 2012 and 2011. During the first quarter of 2012, the Company provided a letter of credit to replace the $4,340,000 of cash deposited with the insurance company for self-insured claims. The returned cash was used to repay $3,900,000 of the outstanding revolving bank loan. During the first quarter of 2011, the Company borrowed $2,750,000 against the revolving bank loan. The highest amount of Company borrowings outstanding under the revolving credit agreement during the first quarter of 2012 was $8,150,000 and the average amount outstanding during the first quarter was $5,262,000.

Results of Operations - Comparison of Quarter Ended March 31, 2012 to Quarter Ended April 2, 2011

(In the ensuing discussions of the results of operations the term gross profit means the amount determined by deducting cost of sales before depreciation, depletion and amortization from sales. The gross profit ratio is gross profit divided by sales.)

Consolidated sales and the operating loss in the first quarter of 2012 were substantially the same as in the first quarter of 2011. Sales for the first quarter of 2012 were $372,000 or 1.5% less than the prior year’s quarter. Sales improved in the Heating and Cooling segment but declined at the other three business units. The consolidated gross profit ratio improved from 17.3% in the first quarter of 2011 to 19.8% in the current year quarter. This was the net result of a substantial improvement in the Heating and Cooling segment but some deterioration in the gross profit ratio in the CACS and Door segments. The higher gross profit in the Heating and Cooling segment reflects improved margins in both furnaces and fan coils. Consolidated selling and administrative expenses were $470,000 higher in the 2012 quarter compared to the prior year’s quarter. Selling and administrative expenses in the Heating and Cooling segment were $454,000 higher due to higher legal expenses, a reversal of a loss contingency in the first quarter of 2011 and the hiring of additional engineering staff. The operating loss for the first quarter of 2012 was narrowed to $1,534,000 compared to an operating loss of $1,621,000 in the first quarter of 2011 primarily due to the improved margins in the Heating and Cooling segment.

Net interest expense (exclusive of amortization of deferred financing fees) was $134,000 in the first quarter of 2012 compared to $193,000 in the first three months of 2011. The average interest rate in the first quarter of 2012, including the effect of an interest rate swap and finance charges on letters of credit, was 5.6% compared to 7.1% in the first quarter of 2011. Average outstanding indebtedness was approximately $659,000 lower during the first quarter of 2012 compared to the first quarter of 2011. The reduction in outstanding indebtedness was principally due to the replacement of the cash collateral deposit previously placed with the Company’s casualty insurance provider with a letter of credit issued on March 1, 2012.

A discussion of operations by segment follows.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products industry group for the quarters ended March 31, 2012 and April 2, 2011 (dollar amounts in thousands):

	Concrete, Aggregates and Construction Supplies	Doors
Quarter ended March 31, 2012
Revenues from external customers	$6,743	$2,930
Gross profit	55	624
Gross profit as a percent of sales	.8%	21.3%
Segment operating (loss) income	(1,765)	59
Operating (loss) income as a percent of sales	(26.2)%	2.0%
Segment assets as of March 31, 2012	$29,994	$5,888
Return on assets	(5.9)%	1.0%

	Concrete, Aggregates and Construction Supplies	Doors
Quarter ended April 2, 2011
Revenues from external customers	$7,354	$3,113
Gross profit	222	782
Gross profit as a percent of sales	3.0%	25.1%
Segment operating (loss) income	(1,675)	200
Operating (loss) income as a percent of sales	(22.8)%	6.4%
Segment assets as of April 2, 2011	$33,953	$5,834
Return on assets	(4.9)%	3.4%

Concrete, Aggregates and Construction Supplies Segment

Sales in the CACS segment for the first quarter of 2012 decreased by $611,000 or 8.3% compared to the prior year’s quarter. Construction activity in Colorado Springs and Pueblo was slow and demand for construction materials remained very depressed. Concrete volume, excluding flow fill material provided for a particular project, fell by approximately 24% compared to the prior year. Ready mix concrete prices in the first quarter of 2012 were substantially the same as the prior year. Prices paid for cement and fuel were higher in 2012. Sales of construction aggregates were higher in 2012 with tons sold or consumed internally 20% higher compared to the first quarter of 2011. Higher gross profit from aggregates operations helped to offset a drop in ready mix gross profits. Selling and administrative expenses for this segment were slightly lower in the first quarter of 2012.

Door Segment

Sales during the first quarter of 2012 in the Door segment decreased $183,000 or 5.8% from the comparable 2011 quarter as a result of the continuing weak construction market. The gross profit ratio in 2012 was 3.8 points lower in 2012 due principally to more aggressive pricing particularly on larger projects. The sales backlog at the end of the first quarter of 2012 was approximately 20% higher compared to the backlog on April 2, 2011.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products industry group for the quarters ended March 31, 2012 and April 2, 2011 (dollar amounts in thousands):

	Heating and Cooling	Evaporative Cooling
Quarter ended March 31, 2012
Revenues from external customers	$8,866	$5,768
Gross profit	2,793	1,321
Gross profit as a percent of sales	31.5%	22.9%
Segment operating income	499	369
Operating income as a percent of sales	5.6%	6.4%
Segment assets as of March 31, 2012	$16,124	$14,658
Return on assets	3.1%	2.5%

Quarter ended April 2, 2011
Revenues from external customers	$8,395	$5,817
Gross profit	1,923	1,335
Gross profit as a percent of sales	22.9%	22.9%
Segment operating income	77	481
Operating income as a percent of sales	.9%	8.3%
Segment assets as of April 2, 2011	$16,551	$15,607
Return on assets	.5%	3.1%

Heating and Cooling Segment

Sales in the Heating and Cooling segment increased $471,000 (5.6%) in the first quarter of 2012 from the comparable 2011 quarter. Fan coil sales were stronger in 2012 compared to very weak fan coil demand in the first quarter of 2011. Furnace sales were 6.6% lower in the first quarter of 2012 due to warmer than usual weather while furnace sales in the first quarter of 2011 benefitted from cold weather. The gross profit ratio for this segment increased from 22.9 % to 31.5% due to the stronger fan coil market, a focus on smaller, more profitable fan coil projects and an increased level of furnace production. Selling and administrative expenses were $454,000 higher in 2012 due to higher legal expenses, a reversal of a loss contingency in 2011 and the addition of engineering and other staff.

Evaporative Cooling Segment

Sales and the gross profit in the Evaporative Cooling segment in the first quarter of 2012 was substantially the same as the prior year quarter. Selling and administrative costs increased by $113,000.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2012 and December 31, 2011 and affect the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates.

Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

OUTLOOK

The construction markets in Southern Colorado have recently exhibited some improvement. Bidding activity has increased compared to a year ago. Ready mix producers, including the Company, have announced price increases to the building trades. However, competitors’ prices on most bid jobs have not yet reflected a higher pricing level. Producers of cement, a principal component of the cost of ready mix concrete, have instituted price increases.

The Door segment’s sales also rely to a significant degree on new construction. As noted above the sales backlog of the Door segment has increased compared to the end of the first quarter of 2011. However pricing remains very competitive.

Sales of the Evaporative Cooling segment for the remainder of the current cooling season will largely be weather dependent. April 2012 sales will be about 15% less than in April of 2011.

The fan coil markets are exhibiting some modest improvement. Here also, bidding activity seems to be on the upswing. The focus on smaller jobs should help to improve profit margins compared to 2011. In-season furnace sales later this year will be largely weather dependent.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 4 for a discussion of recently issued accounting standards.

MATERIAL CHANGES TO CONTRACTUAL OBLIGATIONS

There were no material changes to contractual obligations that occurred during the quarter ended March 31, 2012.

FORWARD-LOOKING STATEMENTS

The foregoing discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements are based on the beliefs of the Company’s management as well as on assumptions made by and information available to the Company at the time such statements were made.  When used in this Report, words such as “anticipates,” “believes,” “contemplates,” “estimates,” “expects,” “plans,” “projects,” and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of factors including but not limited to: weather, interest rates, availability of raw materials and their related costs, national and local economic conditions, competitive forces and changes in governmental regulations and policies. Some of these factors are discussed in more detail in the Company’s 2011 Annual Report on Form 10-K. Changes in accounting pronouncements could also alter projected results. Forward-looking statements speak only as of the date they were made, and the Company undertakes no obligation to publicly update them.

Item 3.                     Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the market risks nor legal proceedings that the Company is exposed to since those discussed in the Company’s 2011 Annual Report on Form 10-K.

Item 4.                     Controls and Procedures

(a)                     Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) as of March 31, 2012. The Chief Executive Officer and Chief Financial Officer, based on that valuation, concluded that our disclosure controls and procedures were effective and were reasonably designed to ensure that all material information relating to the Company (including its subsidiaries) required to be disclosed in this quarterly report is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)                     Changes in Internal Control Over Financial Reporting.

The Company continually reassesses its internal control over financial reporting and makes changes as deemed prudent. During the quarter ended March 31, 2012, there were no material weaknesses identified in our review of internal control over financial reporting and no significant changes in the Company’s internal control over financial reporting occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not purchased any of its common stock to become treasury stock during the period January 1, 2012 through March 31, 2012. However, the Company reserved 150,000 treasury shares representing the maximum number allowed to be granted under the 2010 Non-Employee Directors Stock Plan (Plan) to non-employee directors in lieu of the base director retainer fee. The Company issued a total of 12,000 shares to eight eligible board members effective January 6, 2012 as full payment for the retainer fee for 2012.

On January 19, 1999, the Company initiated purchases under the current open-ended program to repurchase its common stock. Purchases are made on the open market or in block trades at the discretion of management. The dollar amount authorized for the program has been periodically increased by the Board of Directors and approved by the Company’s lender under the Company’s credit facility. As of March 31, 2012, $1,307,404 of the authorized amount remains available for stock repurchases. The Credit Agreement contains certain restrictions on the Company’s ability to repurchase its stock. Amendments to the Credit Agreement have retained these restrictions.

Item 4.                     Mine Safety Disclosure

The Company’s aggregates mining operations, all of which are surface mines, are subject to regulation by the Federal Mine Safety and Health Administration (MSHA) under the Federal Mine Safety and Health Act of 1977 (as amended, the “Mine Act”). MSHA inspects these operations on a regular basis and issues various citations and orders when it believes a violation of the Mine Act has occurred. Information concerning mine safety violations and other regulatory matters required to be disclosed by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

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

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

95	Mine Safety Disclosures (filed herewith).

101

The following financial information from Continental Materials Corporation Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012 filed with the SEC on May 15, 2012, formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011; (ii) the Condensed Consolidated Statements of Operations and Retained Earnings for the fiscal three months ended March 31, 2012 and April 2, 2011; (iii) the Condensed Consolidated Statements of Cash Flows for the fiscal three months ended March 31, 2012 and April 2, 2011; and (iv) Notes to Quarterly Condensed Consolidated Financial Statements.*

* - Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION

Date:	May 15, 2012	By:	/s/ Joseph J. Sum
Joseph J. Sum, Vice President
and Chief Financial Officer