Form 10-Q
period 2012-06-30
CONTINENTAL MATERIALS CORP
filed 2012-08-14
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.25 par value, shares outstanding at August 10, 2012: 1,634,278.

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2012 and DECEMBER 31, 2011

(000’s omitted except share data)

	JUNE 30,
	2012	DECEMBER 31,
	(Unaudited)	2011
ASSETS
Current assets:
Cash and cash equivalents	$881	$840
Receivables, net	17,608	18,176
Current portion of long-term note receivable – related party	—	35
Receivable for insured losses	185	439
Inventories:
Finished goods	8,378	7,477
Work in process	806	950
Raw materials and supplies	8,409	8,970
Prepaid expenses	1,322	1,264
Cash deposit for self-insured claims	—	4,340
Deferred income taxes	1,760	1,624
Real Estate held for resale	723	723
Total current assets	40,072	44,838

Property, plant and equipment, net	19,668	21,086

Goodwill	7,229	7,229
Amortizable intangible assets, net	209	242
Prepaid royalties	1,718	1,646
Deferred income taxes	726	—
Long-term note receivable – related party	352	317
Other assets	513	513

	$70,487	$75,871
LIABILITIES
Current liabilities:
Current portion of long-term debt	$500	$500
Accounts payable and accrued expenses	12,223	11,823
Liability for unpaid claims covered by insurance	185	439
Total current liabilities	12,908	12,762

Revolving bank loan payable	4,300	8,150
Long-term debt	3,533	3,783
Deferred income taxes	—	179
Other long-term liabilities	1,855	1,691
SHAREHOLDERS’ EQUITY
Common shares, $0.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,815	1,870
Retained earnings	61,435	62,999
Treasury shares, 939,986 and 951,986, at cost	(16,002)	(16,206)
	47,891	49,306

	$70,487	$75,871

See notes to condensed consolidated financial statements.

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND JULY 2, 2011

(Unaudited)

(000’s omitted except per-share amounts)

	JUNE 30,	JULY 2,
	2012	2011

Net sales	$29,747	$27,975

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	24,256	21,885
Depreciation, depletion and amortization	1,045	1,089
Selling and administrative	5,090	5,058

Gain on disposition of property and equipment	15	140
	30,376	27,892

Operating (loss) gain	(629)	83

Interest expense, net	(131)	(109)
Amortization of deferred financing fees	(9)	(52)
Other income, net	4	10

Loss from continuing operations before income taxes	(765)	(68)

Benefit for income taxes	(263)	(42)

Net loss from continuing operations	(502)	(26)

Loss from discontinued operation net of income tax benefit of $5 and $21	(9)	(36)

Net loss	(511)	(62)

Retained earnings, beginning of period	61,946	63,734

Retained earnings, end of period	$61,435	$63,672

Net (loss) per basic and diluted share:
Continuing operations	$(.31)	$(.02)
Discontinued operation	(.01)	(.02)
Basic and diluted loss per share	(.32)	(.04)

Average shares outstanding	1,634	1,611

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND JULY 2, 2011

(Unaudited)

(000’s omitted except per-share amounts)

	JUNE 30,	JULY 2,
	2012	2011

Net sales	$54,143	$52,743

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	43,830	42,361
Depreciation, depletion and amortization	2,113	2,181
Selling and administrative	10,381	9,879

Gain on disposition of property and equipment	17	140
	56,307	54,281

Operating loss	(2,164)	(1,538)

Interest expense, net	(265)	(302)
Amortization of deferred financing fees	(60)	(103)
Other income, net	14	25

Loss from continuing operations before income taxes	(2,475)	(1,918)

Benefit for income taxes	(920)	(681)

Net loss from continuing operations	(1,555)	(1,237)

Loss from discontinued operation net of income tax benefit of $5 and $21	(9)	(38)

Net loss	(1,564)	(1,275)

Retained earnings, beginning of period	62,999	64,947

Retained earnings, end of period	$61,435	$63,672

Net loss per basic and diluted share:
Continuing operations	$(.95)	$(.77)
Discontinued operation	(.01)	(.02)
Net loss per basic and diluted share	(.96)	(.79)

Average shares outstanding	1,634	1,611

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND JULY 2, 2011

(Unaudited)

(000’s omitted)

	JUNE 30, 2012	JULY 2, 2011

Net cash provided by operating activities	$416	$471

Investing activities:
Capital expenditures	(643)	(758)
Loan to subsidiary executive — related party	—	(336)
Collection of note receivable from sale of RMRM	—	140
Cash proceeds from sale of property and equipment	28	—
Net cash used in investing activities	(615)	(954)

Financing activities:
(Repayments) Borrowings on the revolving bank loan, net	(3,850)	700
Repayment of long-term debt	(250)	(625)
Refund of cash deposit for self-insured claims	4,340	500
Net cash provided by financing activities	240	575

Net increase in cash and cash equivalents	41	92
Cash and cash equivalents:
Beginning of period	840	1,032

End of period	$881	$1,124

Supplemental disclosures of cash flow items:
Cash paid during the six months for:
Interest, net	$315	$346
Income taxes paid	244	—

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

NOTES TO THE QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED JUNE 30, 2012

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

The Company has established a valuation reserve related to the carry-forward of all charitable contributions deductions arising from prior years and the portion of contributions in 2012 that the Company believes it will be unable to utilize prior to the expiration of their carry-forward periods. At January 1, 2011, the Company also established a valuation reserve of $1,474,000 against the carry-forward of the long-term capital loss related to the sale of the stock of RMRM due to the uncertainty that the Company will be able to generate offsetable long-term capital gains prior to the expiration of the carry-forward period. For Federal purposes, net operating losses can be carried forward for a period of 20 years while alternative minimum tax credits can be carried forward indefinitely. For state purposes, net operating losses can be carried forward for periods ranging from 5 to 20 years for the states that the Company is required to file in. California Enterprise Zone credits can be carried forward indefinitely while Colorado credits can be carried forward for 7 years. As of June 30, 2012, the Company did not consider it necessary to establish a valuation reserve related to the net operating losses.

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

Notes Receivables with Related Parties: It was not practical to estimate the fair value of long-term receivables and payables with related parties. The terms of the amounts reflected in the balance sheet at June 30, 2012 are more fully discussed in the 10-K for the fiscal year ended December 31, 2011.

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

5.              Operating results for the first six months of 2012 are not necessarily indicative of performance for the entire year due to the seasonality of most of our products. Historically, sales of the Evaporative Cooling segment are higher in the first and second quarters, sales of the Concrete, Aggregates and Construction Supplies (CACS) segment are higher in the second and third quarters and sales of the Heating and Cooling segment are higher in the third and fourth quarters. The sales of the Door segment are more evenly spread throughout the year. The economic recession and financial market turmoil that began in the latter part of 2008 has had a significant detrimental effect on the construction industry in general and on our construction related businesses in particular since that time and is expected to continue to do so for the foreseeable future.

6.              There is no difference in the calculation of basic and diluted earnings per share (EPS) for the three-month or six-month periods ended June 30, 2012 and July 2, 2011 as the Company does not have any dilutive instruments.

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

In addition to the above reporting segments, an “Unallocated Corporate” classification is used to report the unallocated expenses of the corporate office which provides treasury, insurance and tax services as well as strategic business planning and general management services. Expenses related to the corporate information technology group are allocated to all locations, including the corporate office. An “Other” classification is used to report a real estate operation and the activity of the new business venture, Williams EcoLogix, Inc. The Company purchased the residence of and made a loan to an executive of one of the Company’s subsidiaries in connection with his relocation. The residence is classified as “Real estate held for resale” on the condensed consolidated balance sheet. The residence and the loan receivable are included in the assets of the “Other” classification. The related party loan is secured by marketable securities and bears interest at 5%.

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

The following table presents information about reported segments for the six-month and three-month periods ended June 30, 2012 and July 2, 2011 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

	Construction Products			HVAC Products
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Other	Total
2012
Six Months ended June 30, 2012
Revenues from external customers	$16,673	$6,452	$23,125	$14,873	$15,966	$30,839	$7	$172	$54,143
Depreciation, depletion and amortization	1,590	67	1,657	208	185	393	63	—	2,113
Operating (loss) income	(3,021)	339	(2,682)	208	1,707	1,915	(1,256)	(141)	(2,164)
Segment assets	32,897	6,471	39,368	16,106	12,500	28,606	1,432	1,081	70,487
Capital expenditures (b)	197	17	214	195	219	414	6	—	634

Quarter ended June 30, 2012
Revenues from external customers	$9,930	$3,522	$13,452	$6,007	$10,198	$16,205	$4	$86	$29,747
Depreciation, depletion and amortization	785	34	819	108	87	195	31	—	1,045
Operating (loss) income	(1,256)	281	(975)	(291)	1,338	1,047	(629)	(72)	(629)
Segment assets	32,897	6,471	39,368	16,106	12,500	28,606	1,432	1,081	70,487
Capital expenditures (b)	121	9	130	86	159	245	2	—	377

	Construction Products			HVAC Products
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Other	Total
2011
Six Months ended July 2, 2011
Revenues from external customers	$16,453	$6,003	$25,456	$14,506	$15,603	$30,109	$6	$172	$52,743
Depreciation, depletion and amortization	1,646	67	1,713	209	225	434	34	—	2,181
Operating (loss) income	(2,721)	485	(2,236)	164	1,917	2,081	(1,296)	(87)	(1,538)
Segment assets (a)	32,289	5,827	38,116	19,600	11,967	31,567	5,106	1,082	75,871
Capital expenditures (b)	480	56	536	70	138	208	14	—	758

Quarter ended July 2, 2011
Revenues from external customers	$9,099	$2,890	$11,989	$6,111	$9,786	$15,897	$3	$86	$27,975
Depreciation, depletion and amortization	821	34	855	104	112	216	18	—	1,089
Operating (loss) income	(1,046)	285	(761)	88	1,436	1,524	(609)	(71)	83
Segment assets (a)	32,289	5,827	38,116	19,600	11,967	31,567	5,106	1,082	75,871
Capital expenditures (b)	283	43	326	44	53	97	9	—	432

(a)    Segment assets are as of December 31, 2011.

(b)    Capital expenditures are presented on the accrual basis of accounting.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last Annual Report on Form 10-K.

8.              Identifiable amortizable intangible assets as of June 30, 2012 include a restrictive land covenant and customer relationships. Collectively, these assets were carried at $209,000, net of $511,000 accumulated amortization. The pre-tax amortization expense for intangible assets during the quarter ended June 30, 2012 was $16,000 compared to $32,000 for the quarter ended July 2, 2011 and $33,000 and $65,000 for the six months ended June 30, 2012 and July 2, 2011, respectively.

Based upon the intangible assets recorded on the balance sheet at June 30, 2012, amortization expense for the next five years is estimated to be as follows: 2012 — $65,000; 2013 — $58,000; 2014 — $52,000; 2015 — $45,000 and 2016 —$21,000.

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

In November 2010, the Company filed a lawsuit against an insurance company with regard to a business interruption claim and property damages resulting from an incident that lead to the cessation of operations at the Pikeview Quarry in December of 2008. The litigation is currently in the discovery process. No recovery has been recorded in the Company’s financial statements and all related costs have been expensed to date. The Company incurred expenses related to this litigation during the quarter ended June 30, 2012 of $92,000 compared to $319,000 during the quarter ended July 2, 2011 and $227,000 and $455,000 for the six months ended June 30, 2012 and July 2, 2011, respectively. The Company has entered into a Contingent Fee Agreement with the two legal firms engaged with regard to the Pikeview insurance claim. Under the terms of this agreement the Company has agreed to pay a fixed amount of non-contingent legal fees. In addition to the non-contingent fees, the Company has agreed to pay a contingent fee of 33% of any settlement proceeds or court award in excess of the sum of the non-contingent legal fees, all other litigation expenses and $500,000. The maximum compensation to the Company’s legal counsel is limited to three times their normal billing rates. As of June 30, 2012 approximately 93% of the non-contingent legal fees have been paid. A director of the Company is a partner in one of the firms that has been engaged.

The Company is also involved in a lawsuit to recover a receivable. There has been no significant change since the discussion in the Form 10-K filed with the Securities and Exchange Commission for the fiscal 2011 year.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

See Note 7 for an overview of the Company.

Liquidity and Capital Resources

As noted above, various factors affect the sales of the Company’s products. Historically, the Company has experienced operating losses during the first quarter except when construction activity is strong along the Southern Front Range of Colorado and the weather is mild. Operating results typically improve in the second and third quarters reflecting more favorable weather conditions in Colorado and the seasonal sales of the Evaporative Cooling segment. Fourth quarter results can vary based on weather conditions in Colorado as well as in the principal markets for the Company’s heating equipment. Notwithstanding weather conditions, however; the Company expects that construction activity along the Southern Front Range of Colorado will remain weak for the balance of 2012.

The Company typically experiences operating cash flow deficits during the first half of the year reflecting operating results, the use of sales dating programs (extended payment terms) related to the Evaporative Cooling segment and payments of the prior year’s accrued incentive bonuses and Company profit-sharing contributions, if any. As a result, the Company’s borrowings against its revolving credit facility tend to peak during the second quarter and then decline over the remainder of the year. This trend has continued during the first six months of 2012.

Cash provided by operations was $416,000 during the first six months of 2012 compared to the $471,000 of cash provided during the first six months of 2011. The Company’s operating cash flow during the first six months of 2012 was positive despite the operating loss primarily due to a decrease in receivables and an increase in accounts payable and accrued expenses. The operating cash flow during the first six months of 2011 was positive primarily due to a decrease in receivables partially offset by an increase in inventories and a decrease in accounts payable and accrued expenses.

The Company was in compliance with all loan covenants as of the fiscal quarter ended June 30, 2012. Because the maturity date of the revolving credit line portion of the Company’s credit agreement is May 1, 2015, the outstanding revolving credit balances at June 30, 2012 and December 31, 2011 were classified as long-term obligations.

During the six months ended June 30, 2012, investing activities used $615,000 of cash compared to $954,000 of cash used in the prior year’s period. Capital expenditures during the first six months of 2012 were $643,000, well below historical levels, and primarily represented purchases related to the site development at the Pueblo aggregates operations as well as routine replacements and upgrades to equipment in the Heating and Cooling segment and the Evaporative Cooling segment.

Financing activities during the first six months of 2012 provided $240,000 compared to the $575,000 provided during the 2011. Scheduled debt repayments were made during the first six months of both 2012 and 2011. During the first quarter of 2012, the Company provided a bank letter of credit to replace the $4,340,000 of cash deposited with the Company’s casualty insurance provider for self-insured claims. The returned cash was used to reduce the outstanding revolving bank loan.

During the first six months of 2012, the highest amount of Company borrowings outstanding under the revolving credit line was $8,150,000 and the average amount outstanding was $4,526,000.

Results of Operations - Comparison of Quarter Ended June 30, 2012 to Quarter Ended July 2, 2011

In the ensuing discussions of the results of operations the term gross profit means the amount determined by deducting cost of sales before depreciation, depletion and amortization from sales. The gross profit ratio is gross profit divided by sales.

Consolidated sales in the second quarter of 2012 were $29,747,000 or $1,772,000 (6.3%) more than second quarter of 2011. Sales in three of the Company’s four segments were moderately higher in 2012 while sales in the Heating and Cooling segment slightly declined. Business conditions in the Construction, Aggregates and Construction Supply (“CACS”) and Door segment were particularly weak in the second quarter of 2011 and were only marginally improved in the second quarter of 2012. The consolidated gross profit ratio for the current year quarter was 18.5% compared to 21.8% in the second quarter of 2011. All four of the Company’s business segments experienced lower gross profit ratios due to a number of varying factors including price competition, sales mix and higher manufacturing costs. Consolidated selling and administrative expenses were only $32,000 higher in the 2012 quarter compared to the prior year. Lower litigation expenses associated with the Pikeview insurance claim were offset by increased sales expenses in the Company’s HVAC business units. Consolidated selling and administrative expenses, as a percentage of consolidated sales, decreased from 18.1% to 17.1%. The operating loss for the second quarter of 2012 was $629,000 compared to $83,000 of operating income in the second quarter of 2011.

Net interest expense (exclusive of amortization of deferred financing fees) was $141,000 in the second quarter of 2012 compared to $109,000 in the second quarter of 2011. The average interest rate in the second quarter of 2012, including the effect of an interest rate swap and finance charges on letters of credit was approximately 7.8% compared to approximately 4.1% in the second quarter of 2011. Excluding finance charges on letters of credit the average interest rate was 6.2% in the second quarter of 2012 compared to 4.1% in the second quarter of 2011. Average total outstanding indebtedness was approximately $8,064,000 in 2012 compared to approximately $12,560,000 in 2011. The reduction in outstanding indebtedness primarily reflects the replacement of a $4,340,000 cash collateral deposit previously placed with the Company’s casualty insurance provider with a bank letter of credit on March 1, 2012.

A discussion of operations by segment follows.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products group for the quarters ended June 30, 2012 and July 2, 2011 (amounts in thousands):

	Concrete, Aggregates and Construction Supplies	Doors
Quarter ended June 30, 2012
Revenues from external customers	$9,930	$3,522
Gross profit	529	847
Gross profit as a percent of sales	5.3%	24.0%
Segment operating (loss) income	(1,256)	281
Operating (loss) income as a percent of sales	(12.6)%	8.0%
Segment assets as of June 30, 2012	$32,897	$6,471
Return on assets	(3.8)%	4.3%

Quarter ended July 2, 2011
Revenues from external customers	$9,099	$2,890
Gross profit	853	825
Gross profit as a percent of sales	9.4%	28.5%
Segment operating (loss) income	(1,046)	285
Operating income as a percent of sales	(11.5)%	9.9%
Segment assets as of July 2, 2011	$35,100	$6,182
Return on assets	(3.0)%	4.6%

Concrete, Aggregates and Construction Supplies Segment

Overall construction activity in the Company’s principal markets of Colorado Springs and Pueblo, Colorado remained at a depressed level although revenues increased by $831,000 (9.1%) compared to the second quarter of 2011. Concrete yardage, excluding flow-fill material for a particular project, increased by just 1%. The market in Colorado Springs exhibited meaningful improvement compared to the prior year but the market in Pueblo weakened even further. Sales of aggregates (sand, crushed limestone and gravel) including those used internally were 26.6% higher in the 2012 quarter compared to the comparable quarter of 2011. However, most of the increased aggregate volume was for secondary, lower priced materials. The gross profit ratio for the CACS segment as a whole was approximately 4 points lower in the second quarter of 2012. The gross profits of the aggregates operations fell substantially due to the unfavorable shift in product mix, competitive pricing and an increase in repairs and maintenance expenditures. The Pikeview Quarry remains closed although the Company continues to work with the Colorado Division of Reclamation, Mining and Safety on a plan to resume operations there. The litigation over the insurance claim pertaining to the 2008 landslide at the Pikeview Quarry is ongoing. A pre-trial conference is scheduled for the latter part of September. Selling and administrative expenses were lower in the second quarter of 2012 principally due to reduced litigation costs related to the Pikeview insurance claim. The operating loss for the CACS segment in the second quarter of 2012 includes a $17,000 gain on the sale of equipment. There was $140,000 of such gains in the second quarter of 2011.

Door Segment

Sales during the second quarter of 2012 in the Door segment increased $632,000 or 21.9% from the comparable 2011 quarter.  The Door segment is to some extent subject to the same construction market influences. The gross profit ratio for the 2012 quarter was 4.5 points lower compared to the prior year principally due to more competitive bid prices.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products group for the quarters ended June 30, 2012 and July 2, 2011 (amounts in thousands):

	Heating and Cooling	Evaporative Cooling
Quarter ended June 30, 2012
Revenues from external customers	$6,007	$10,198
Gross profit	1,642	2,442
Gross profit as a percent of sales	27.3%	23.9%
Segment operating (loss) income	(291)	1,338
Operating income as a percent of sales	(4.8)%	13.1%
Segment assets as of June 30, 2012	$16,106	$12,500
Return on assets	(1.8)%	10.7%

Quarter ended July 2, 2011
Revenues from external customers	$6,111	$9,786
Gross profit	1,918	2,464
Gross profit as a percent of sales	31.4%	25.2%
Segment operating (loss) income	88	1,436
Operating income as a percent of sales	1.4%	14.7%
Segment assets as of July 2, 2011	$17,157	$12,906
Return on assets	.5%	11.1%

Heating and Cooling Segment

Sales in the Heating and Cooling segment decreased by just $104,000 (1.7%) in the second quarter of 2012 compared to the comparable 2011 quarter. Lower furnace sales were largely offset by increased fan coil sales in an improving commercial construction market. The gross profit ratio for this segment decreased by approximately 4.1 points due to the change in product sales mix. Gross profit margins on fan coils are typically lower than those on the furnace product line. Selling and administrative expenses were $97,000 higher in the second quarter of 2012 due to an increase in legal expenses related to product liability claims.

Evaporative Cooling Segment

Unit sales during the quarter ended June 30, 2012 in the Evaporative Cooling segment were virtually unchanged compared to the prior year quarter. Sales revenue increased by $412,000 (4.2%) largely due to increased selling prices. The gross profit ratio declined by 1.3 points as some higher material and factory overhead costs and a reduced production volume more than offset the increase in selling prices. Selling, general and administrative expenses increased by $101,000 principally due to an increase in the engineering staff and new product development efforts.

Results of Operations - Comparison of Six Months Ended June 30, 2012 to Six Months Ended July 2, 2011

In the ensuing discussions of the results of operations the term “gross profit” means the amount determined by deducting cost of sales before depreciation, depletion and amortization from sales. The “gross profit ratio” is gross profit divided by sales.

Consolidated sales in the first half of 2012 were $54,143,000, 2.7% higher than in the first six months of 2011. Sales results at all of the four Company’s business segments showed improvement compared to the first half of 2011. The consolidated gross profit ratio was 19.0% in the first half of 2012 compared to 19.7% in the first six months of 2011. In the first half of 2012 three of the Company’s four business segments experienced reduced gross profit ratios. The Heating & Cooling segment realized a higher gross profit ratio as profit margins on fan coils improved from rather depressed levels a year ago. Consolidated selling and administrative expenses were $502,000 higher in the first half of 2012 compared to the first half of the prior year. Consolidated selling and administrative expenses, as a percentage of consolidated sales, increased from 18.7% to 19.2%. The Company’s two HVAC businesses incurred higher selling and administrative expenses in the first half of 2012 compared to the first half of the prior year. The other two business segments had lower or the same level of expense. Operating income in 2012 includes a $17,000 gain on the sale of some equipment. In the first half of 2011, gains on the sale of depreciable equipment were $140,000.

The operating loss for the first half of 2012 was $2,164,000 compared to a loss of $1,538,000 in 2011.

Net interest expense (exclusive of amortization of deferred financing fees) was $275,000 in the first half of 2012 compared to $302,000 in the first half of 2011. The average interest rate in the first half of 2012, including the effect of an interest rate swap and finance charges on letters of credit was approximately 6.4% compared to approximately 5.6% in the first six months of 2011. Excluding finance charges on letters of credit the average interest rate was 5.4% in the first half of 2012 compared to 5.6% in the first six months of 2011. Average total outstanding indebtedness was approximately $9,525,000 in 2012 compared to approximately $11,721,000 in 2011. The reduction in outstanding indebtedness primarily reflects the replacement of a $4,340,000 cash collateral deposit previously placed with the Company’s casualty insurance provider with a bank letter of credit on March 1, 2012. After adjusting for the impact of the letter of credit issuance and the resultant reduction of outstanding revolving credit, the borrowings under the revolving credit line were higher in the first half of 2012 compared to the prior year.

Income taxes are recorded based upon the effective rate for the year estimated at the end of each quarter. The effective rate estimated as of June 30, 2012 was 37% compared to 35.5% for the first half of 2011.

A discussion of operations by segment follows.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products group for the six months ended June 30, 2012 and July 2, 2011 (amounts in thousands):

	Concrete, Aggregates and Construction Supplies	Doors
Six Months ended June 30, 2012
Revenues from external customers	$16,673	$6,452
Gross profit	584	1,470
Gross profit as a percent of sales	3.5%	22.8%
Segment operating (loss) income	(3,021)	339
Operating (loss) income as a percent of sales	(18.1)%	5.3%
Segment assets as of June 30, 2012	$32,897	$6,471
Return on assets	(9.2)%	5.2%

Six Months ended July 2, 2011
Revenues from external customers	$16,453	$6,003
Gross profit	1,075	1,607
Gross profit as a percent of sales	6.5%	26.8%
Segment operating (loss) income	(2,721)	485
Operating (loss) income as a percent of sales	(16.5)%	8.1%
Segment assets as of July 2, 2011	$35,100	$6,182
Return on assets	(7.6)%	7.8%

Concrete, Aggregates and Construction Supplies Segment

Sales in the Concrete, Aggregates and Construction Supplies segment increased by just 1.3% in the first six months of 2012 compared to the first six months of the prior year. The same unfavorable market and demand factors mentioned in the analysis for the second quarter were also relevant to the first half of 2012. Concrete yardage decreased by 10.7% compared to the first six months of 2011. Concrete volume in Pueblo was particularly weak. Sales of aggregates (sand, crushed limestone and gravel) including those used internally were approximately 23.7% higher in the first six months of 2012 compared to the first six months of 2011. As in the second quarter this additional aggregate demand was for lower priced secondary products. See discussion for the second quarter regarding the status of the Pikeview Quarry. The combined gross profit ratio for the CACS segment in the first half of 2012 was approximately 3.0 points lower compared to the first half of 2011 for the reasons noted in the second quarter commentary plus lower concrete volume in Pueblo. Selling and administrative expenses were lower in the first six months of 2012 as a result of reduced expenses in connection with the Pikeview insurance claim litigation.

Door Segment

Sales during the first six months of 2012 in the Door segment increased $449,000 or 7.5% from the comparable 2011 period. The gross profit ratio in 2012 declined by 4.0 points due to more competitive bid prices.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products group for the six months ended June 30, 2012 and July 2, 2011 (amounts in thousands):

	Heating and Cooling	Evaporative Cooling
Six Months ended June 30, 2012
Revenues from external customers	$14,873	$15,966
Gross profit	4,435	3,763
Gross profit as a percent of sales	29.8%	23.6%
Segment operating income	208	1,707
Operating income as a percent of sales	1.4%	10.7%
Segment assets as of June 30, 2012	$16,106	$12,500
Return on assets	1.3%	13.7%

Six Months ended July 2, 2011
Revenues from external customers	$14,506	$15,603
Gross profit	3,841	3,799
Gross profit as a percent of sales	26.5%	24.3%
Segment operating income	164	1,917
Operating income as a percent of sales	1.1%	12.3%
Segment assets as of July 2, 2011	$17,157	$12,906
Return on assets	1.0%	14.9%

Heating and Cooling Segment

Sales in the Heating and Cooling segment increased by $367,000 (2.5%) in the first half of 2012 from the comparable period in 2011. Furnace sales for the first six months of 2012 declined by 10.6% compared to the first six months of 2011. In 2011 some rehabilitation projects at multi-family dwellings boosted furnace sales. There were little of these same sales opportunities available in 2012. Fan coil sales were significantly higher on a percentage basis as that particular market is showing signs of a recovery from a particularly slow period. The gross profit ratio for this segment improved by 3.3 points due a substantial improvement in fan coil margins from an unacceptably low level experienced in the first half of 2011. Selling and administrative expenses increased by $551,000 due to increased sales incentives for furnace customers and higher legal expenses related to product liability claims.

Evaporative Cooling Segment

Sales in the Evaporative Cooling segment increased by 2.3% in the first six months of 2012 compared to the 2011 first half. However, unit shipments were down by 2%. The gross profit ratio was modestly lower than a year ago. Some increased material costs and higher factory overheads more than offset the increase in selling prices. Selling and administrative costs increased by $214,000. Additional sales promotion and advertising expenses and new product development efforts contributed to the higher sales and administrative expenses. As a percentage of sales, these expenses increased from 10.6% to 11.7%.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2012 and December 31, 2011 and affect the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates.

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

OUTLOOK

The revenues of the CACS segment are dependent on the level of construction activity along the Front Range in Southern Colorado. Bidding activity has begun to exhibit modest improvement. However, despite announced concrete pricing increases to the building trades, the pricing on most bid jobs remains highly competitive. Future increases in cement and/or diesel costs could also pressure margins.

The Door segment’s sales are also, to a significant extent, reliant on new construction. The sales backlog of the Door segment at the end of the second quarter of 2012 was comparable to both the 2011 year-end and July 2, 2011 levels. Pricing is expected to remain highly competitive.

July typically marks the end of the selling season for evaporative coolers. Unit sales in the first part of July 2012 were running slightly below expectations.

In-season furnace sales later this year will be largely weather-dependent. Fan coil sales are generally driven by the level of commercial construction, particularly the development of new hotels. Recent bidding activity indicates that the commercial construction market may be slowly improving from a period of very weak demand over the past few years. Competitive pricing is expected to persist.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 4 for a discussion of recently issued accounting standards.

MATERIAL CHANGES TO CONTRACTUAL OBLIGATIONS

There were no material changes to contractual obligations that occurred during the quarter ended June 30, 2012.

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

Item 4.                     Controls and Procedures

(a)                     Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) as of June 30, 2012. The Chief Executive Officer and Chief

Financial Officer, based on that evaluation, concluded that our disclosure controls and procedures were effective and were reasonably designed to ensure that all material information relating to the Company (including its subsidiaries) required to be disclosed in this quarterly report is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)                     Changes in Internal Control Over Financial Reporting.

The Company continually reassesses its internal control over financial reporting and makes changes as deemed prudent.  During the quarter ended June 30, 2012, there were no material weaknesses identified in our review of internal control over financial reporting and no significant changes in the Company’s internal control over financial reporting occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not purchased any of its common stock to become treasury stock during the period April 1, 2012 through June 30, 2012.  However, the Company reserved 150,000 treasury shares representing the maximum number allowed to be granted under the 2010 Non-Employee Directors Stock Plan (“Plan”) to non-employee directors in lieu of a cash base director retainer fee. The Company issued a total of 12,000 shares to eight eligible members of the Board of Directors effective January 6, 2012 as payment of the base director retainer fee for 2012.

On January 19, 1999, the Company initiated purchases under the current open-ended program to repurchase its common stock. Purchases are made on the open market or in block trades at the discretion of management. The dollar amount authorized for the program has been periodically increased by the Board of Directors and approved by the Company’s lender under the Company’s prior credit facility. As of June 30, 2012, $1,307,404 of the authorized amount remains available for stock purchases. The Company’s credit agreement contains certain restrictions on the Company’s ability to repurchase its stock. Amendments to the credit agreement have retained these restrictions.

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

10.1

Credit Agreement dated April 16, 2009 among Continental Materials Corporation, as the Company, The Various Financial Institutions Party Hereto, as Lenders, and The PrivateBank and Trust Company, as Administrative Agent and Arranger, filed as Exhibit 10f to Form 10-K for the year ended January 3, 2009, incorporated herein by reference; First Amendment thereto dated as of November 18, 2009, filed as Exhibit 10.1 to Form 10-K for the year ended January 2, 2010; Second Amendment thereto dated April 15, 2010, filed as Exhibit 10.2 to Form 10-K for the year ended January 2, 2010; Third Amendment thereto dated November 12, 2010 filed as Exhibit 10.1 to Form 10-Q for the quarter ended October 2, 2010; Fourth Amendment thereto dated December 31, 2010 and Fifth Amendment thereto dated April 14, 2011 filed as Exhibits 10.1 and 10.2, respectively, to Form 10-K for the year ended January 1, 2011; and the Amended and Restated Credit Agreement dated November 18, 2011 filed as Exhibit 10 to Form 10-Q for the quarter ended October 1, 2011.

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

101

The following financial information from Continental Materials Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 filed with the SEC on August 14, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Retained Earnings for the three and six-month periods ended June 30, 2012 and July 2, 2011, (ii) the Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2012 and July 2, 2011, and (iv) Notes to the Quarterly Condensed Consolidated Financial Statements.*

*     Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION

Date:	August 14, 2012	By:	/s/ Joseph J. Sum
Joseph J. Sum, Vice President
and Chief Financial Officer