Form 10-Q
period 2012-09-29
CONTINENTAL MATERIALS CORP
filed 2012-11-13
CIK 24104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.25 par value, shares outstanding at November 10, 2012: 1,634,278.

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 29, 2012 and DECEMBER 31, 2011

(000’s omitted except share data)

	SEPTEMBER 29,
	2012	DECEMBER 31,
	(Unaudited)	2011
ASSETS
Current assets:
Cash and cash equivalents	$677	$840
Receivables, net	18,083	18,176
Current portion of long-term note receivable — related party	—	35
Receivable for insured losses	185	439
Inventories:
Finished goods	9,065	7,477
Work in process	1,030	950
Raw materials and supplies	8,202	8,970
Prepaid expenses	1,336	1,264
Cash deposit for self-insured claims	—	4,340
Deferred income taxes	1,760	1,624
Real Estate held for resale — related party	723	723
Total current assets	41,061	44,838

Property, plant and equipment, net	19,694	21,086

Goodwill	7,229	7,229
Amortizable intangible assets, net	193	242
Prepaid royalties	1,742	1,646
Deferred income taxes	832	—
Long-term note receivable — related party	352	317
Other assets	513	513

	$71,616	$75,871
LIABILITIES
Current liabilities:
Current portion of long-term debt	$625	$500
Accounts payable and accrued expenses	14,039	11,823
Liability for unpaid claims covered by insurance	185	439
Total current liabilities	14,849	12,762

Revolving bank loan payable	3,800	8,150
Long-term debt	3,408	3,783
Deferred income taxes	—	179
Other long-term liabilities	1,859	1,691
SHAREHOLDERS’ EQUITY
Common shares, $0.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,815	1,870
Retained earnings	61,244	62,999
Treasury shares, 939,986 and 951,986, at cost	(16,002)	(16,206)
	47,700	49,306

	$71,616	$75,871

See notes to condensed consolidated financial statements.

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE THREE MONTHS ENDED SEPTEMBER 29, 2012 AND OCTOBER 1, 2011

(Unaudited)

(000’s omitted except per-share amounts)

	SEPTEMBER 29,	OCTOBER 1,
	2012	2011

Net sales	$29,166	$25,501

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	23,636	19,944
Depreciation, depletion and amortization	825	1,012
Selling and administrative	4,874	4,937

Gain on disposition of property and equipment	4	29
	29,331	25,864

Operating loss	(165)	(363)

Interest expense, net	(135)	(141)
Amortization of deferred financing fees	—	(51)
Other income, net	3	—

Loss from continuing operations before income taxes	(297)	(555)

Benefit for income taxes	(106)	(239)

Net loss from continuing operations	(191)	(316)

Income (loss) from discontinued operation net of income tax benefit of $0 and $5	—	(6)

Net loss	(191)	(322)

Retained earnings, beginning of period	61,435	63,672

Retained earnings, end of period	$61,244	$63,350

Net loss per basic and diluted share:
Continuing operations	$(.11)	$(.20)
Discontinued operation	(.00)	(.00)
Net income per basic and diluted share	$(.11)	$(.20)

Average shares outstanding	1,634	1,623

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2012 AND OCTOBER 1, 2011

(Unaudited)

(000’s omitted except per-share amounts)

	SEPTEMBER 29,	OCTOBER 1,
	2012	2011

Net sales	$83,309	$78,244

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	67,466	62,304
Depreciation, depletion and amortization	2,938	3,193
Selling and administrative	15,255	14,817

Gain on disposition of property and equipment	21	169
	85,638	80,145

Operating loss	(2,329)	(1,901)

Interest expense, net	(400)	(443)
Amortization of deferred financing fees	(60)	(154)
Other income, net	17	25

Loss from continuing operations before income taxes	(2,772)	(2,473)

Benefit for income taxes	(1,026)	(920)

Net loss from continuing operations	(1,746)	(1,553)

Loss from discontinued operation net of income tax benefit of $5 and $26	(9)	(44)

Net loss	(1,755)	(1,597)

Retained earnings, beginning of period	62,999	64,947

Retained earnings, end of period	$61,244	$63,350

Net loss per basic and diluted share:
Continuing operations	$(1.07)	$(.96)
Discontinued operation	(—)	(.03)
Net loss per basic and diluted share	$(1.07)	$(.99)

Average shares outstanding	1,634	1,615

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2012 AND OCTOBER 1, 2011

(Unaudited)

(000’s omitted)

	SEPTEMBER 29, 2012	OCTOBER 1, 2011

Net cash provided by operating activities	$1,554	$547

Investing activities:
Capital expenditures	(1,487)	(1,258)
Loan to subsidiary executive — related party	—	(336)
Cash proceeds from sale of property and equipment	30	169
Net cash used in investing activities	(1,457)	(1,425)

Financing activities:
(Repayments) borrowings on the revolving bank loan, net	(4,350)	1,400
Repayment of long-term debt	(250)	(875)
Refund of cash deposit for self-insured claims	4,340	500
Net cash (used in) provided by financing activities	(260)	1,025

Net (decrease) increase in cash and cash equivalents	(163)	147
Cash and cash equivalents:
Beginning of period	840	1,032

End of period	$677	$1,179

Supplemental disclosures of cash flow items:
Cash paid during the nine months for:
Interest, net	$435	$492
Income taxes paid	244	363

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

NOTES TO THE QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED SEPTEMBER 29, 2012

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

The Company has established a valuation reserve related to the carry-forward of all charitable contributions deductions arising from prior years and the portion of contributions in 2012 that the Company believes it will be unable to utilize prior to the expiration of their carry-forward periods. At January 1, 2011, the Company also established a valuation reserve of $1,474,000 against the carry-forward of the long-term capital loss related to the sale of the stock of RMRM due to the uncertainty that the Company will be able to generate offsetable long-term capital gains prior to the expiration of the carry-forward period. For Federal purposes, net operating losses can be carried forward for a period of 20 years while alternative minimum tax credits can be carried forward indefinitely. For state purposes, net operating losses can be carried forward for periods ranging from 5 to 20 years for the states that the Company is required to file in. California Enterprise Zone credits can be carried forward indefinitely while Colorado credits can be carried forward for 7 years. As of September 29, 2012, the Company did not consider it necessary to establish a valuation reserve related to the net operating losses.

The Company’s income tax returns are subject to audit by the Internal Revenue Service (IRS) and state tax authorities. The amounts recorded for income taxes reflect the Company’s tax positions based on research and interpretations of complex laws and regulations. The Company accrues liabilities related to uncertain tax positions taken or expected to be taken in its tax returns. The IRS has completed examinations for the periods through 2010. Various state income tax returns also remain subject to examination.

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

Level 3        Unobservable inputs supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect the assumptions that market participants would use when pricing the asset or liability including assumptions about risk.

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheet.

Cash and Cash Equivalents: The carrying amount approximates fair value and was valued as Level 1.

Notes Receivables with Related Parties: It was not practical to estimate the fair value of long-term receivables and payables with related parties. The terms of the amounts reflected in the balance sheet at September 29, 2012 are more fully discussed in the 10-K for the fiscal year ended December 31, 2011.

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

4.              There are currently no significant prospective accounting pronouncements that are expected to have a material effect on the Company’s consolidated financial statements.

5.              Operating results for the first nine months of 2012 are not necessarily indicative of performance for the entire year due to the seasonality of most of the Company’s products. Historically, sales of the Evaporative Cooling segment are higher in the first and second quarters, sales of the Concrete, Aggregates and Construction Supplies (CACS) segment are higher in the second and third quarters and sales of the Heating and Cooling segment are higher in the third and fourth quarters. The sales of the Door segment are more evenly spread throughout the year. The economic recession and financial market turmoil that began in the latter part of 2008 has had a significant detrimental effect on the construction industry in general and on the Company’s construction related businesses in particular since that time and is expected to continue to do so for the foreseeable future.

6.              There is no difference in the calculation of basic and diluted earnings per share (EPS) for the three-month or nine-month periods ended September 29, 2012 and October 1, 2011 as the Company does not have any dilutive instruments.

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

The following table presents information about reported segments for the nine-month and three-month periods ended September 29, 2012 and October 1, 2011 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

	Construction Products			HVAC Products
	Concrete,
	Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Other	Total
2012
Nine Months ended September 29, 2012
Net sales to external customers	$29,332	$9,535	$38,867	$22,545	$21,628	$44,173	$11	$258	$83,309
Depreciation, depletion and amortization	2,169	100	2,269	316	282	598	71	—	2,938
Operating (loss) income	(3,208)	427	(2,781)	466	2,101	2,567	(1,928)	(187)	(2,329)
Segment assets	34,762	5,999	40,761	18,039	10,335	28,374	1,400	1,081	71,616
Capital expenditures (b)	697	26	723	330	425	755	9	—	1,487
Quarter ended September 29, 2012
Net sales to external customers	$12,659	$3,083	$15,742	$7,672	$5,662	$13,334	$4	$86	$29,166
Depreciation, depletion and amortization	579	33	612	108	97	205	8	—	825
Operating income (loss)	(187)	88	(99)	258	394	652	(672)	(46)	(165)
Segment assets	34,762	5,999	40,761	18,039	10,335	28,374	1,400	1,081	71,616
Capital expenditures (b)	500	9	509	135	206	341	3	—	853

	Construction Products			HVAC Products
	Concrete,
	Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Other	Total
2011
Nine Months ended October 1, 2011
Net sales to external customers	$24,719	$9,164	$33,883	$22,920	$21,173	$44,093	$10	$258	$78,244
Depreciation, depletion and amortization	2,452	103	2,555	314	273	587	51	—	3,193
Operating (loss) income	(3,500)	556	(2,944)	750	2,290	3,040	(1,837)	(160)	(1,901)
Segment assets (a)	32,289	5,827	38,116	19,600	11,967	31,567	5,106	1,082	75,871
Capital expenditures (b)	932	60	992	99	150	249	17	—	1,258
Quarter ended October 1, 2011
Net sales to external customers	$8,266	$3,161	$11,427	$8,414	$5,570	$13,984	$4	$86	$25,501
Depreciation, depletion and amortization	806	36	842	105	48	153	17	—	1,012
Operating income (loss)	(780)	72	(708)	586	373	959	(541)	(73)	(363)
Segment assets (a)	32,289	5,827	38,116	19,600	11,967	31,567	5,106	1,082	75,871
Capital expenditures (b)	452	4	456	29	12	41	3	—	500

(a)    Segment assets are as of December 31, 2011.

(b)   Capital expenditures are presented on the accrual basis of accounting.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last Annual Report on Form 10-K.

8.              Identifiable amortizable intangible assets as of September 29, 2012 include a non-compete agreement, a restrictive land covenant and customer relationships. Collectively, these assets were carried at $193,000, net of $527,000 accumulated amortization. The pre-tax amortization expense for intangible assets during the quarter ended September 29, 2012 was $16,000 compared to $18,000 for the quarter ended October 1, 2011 and was $49,000 for the nine months ended September 29, 2012 as compared to $83,000 for the nine months ended October 1, 2011.

Based upon the intangible assets recorded on the balance sheet at September 29, 2012, amortization expense for the next five years is estimated to be as follows: 2012 — $65,000; 2013 — $59,000; 2014 — $52,000; 2015 — $45,000 and 2016 — $21,000.

9.              During the first quarter of 2012, the Company provided a letter of credit to replace the $4,340,000 of cash deposited for self-insured claims with the Company’s insurance carrier.

10.       The Company issued a total of 12,000 shares to eight eligible board members effective January 6, 2012 as full payment for their 2012 base retainer fee.  The shares were issued under the 2010 Non-Employee Directors Stock Plan.

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

In November 2010, the Company filed a lawsuit against an insurance company with regard to a business interruption claim and property damages resulting from an incident that lead to the cessation of operations at the Pikeview Quarry in December of 2008. The discovery process has been completed and the case has been assigned a court date in the first quarter of 2013. No recovery has been recorded in the Company’s financial statements and all related costs have been expensed to date. The Company incurred expenses related to this litigation during the quarter ended September 29, 2012 of $180,000 compared to $421,000 for the quarter ended October 1, 2011 and $406,000 and $876,000 for the nine months ended September 29, 2012 and October 1, 2011, respectively. The Company has entered into a Contingent Fee Agreement with the two legal firms engaged with regard to the Pikeview insurance claim. Under the terms of this agreement the Company has agreed to pay a fixed amount of non-contingent legal fees. In addition to the non-contingent fees, the Company has agreed to pay a contingent fee of 33% of any settlement proceeds or court award in excess of the sum of the non-contingent legal fees, all other litigation expenses and $500,000. The maximum compensation to the Company’s legal counsel is limited to three times their normal billing rates. As of September 29, 2012 approximately 98% of the non-contingent legal fees have been paid. A director of the Company is a partner in one of the firms that has been engaged.

The Company is also involved in a lawsuit to recover a receivable. There has been no significant change since the discussion in the Form 10-K filed with the Securities and Exchange Commission for the 2011 fiscal year.

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

Fourth quarter results can vary based on weather conditions in Colorado as well as in the principal markets for the Company’s heating equipment. While the CACS segment experienced increased demand in September and October, weather conditions can slow the pace of construction activity for November and the winter season.

The Company typically experiences operating cash flow deficits during the first half of the year reflecting operating results, the use of sales dating programs (extended payment terms) related to the Evaporative Cooling segment and payments of the prior year’s accrued incentive bonuses and Company profit-sharing contributions, if any. As a result, the Company’s borrowings against its revolving credit facility tend to peak during the second quarter and then decline over the remainder of the year. This trend has continued during the first nine months of 2012.

Cash provided by operations was $1,554,000 during the first nine months of 2012 compared to the $547,000 of cash provided by operations during the first nine months of 2011. The Company’s operating cash flow was positive despite the operating loss primarily due to a net reduction in working capital during the first nine months of 2012.

During the nine months ended September 29, 2012, investing activities used $1,457,000 of cash compared to the $1,425,000 of cash used in the prior year’s period. The Company continued to closely monitor capital expenditures during the first nine months of 2012 despite the growth in sales volume. Capital purchases during the 2012 period were made by all reporting segments and related primarily to routine replacements in the HVAC companies and permits and development costs in the CACS segment. As discussed in Note 7, during the 2011 period the Company also made a loan to an officer of one of the Company’s subsidiaries in conjunction with his relocation.

Financing activities during the first nine months of 2012 used $260,000. During the first quarter of 2012, the Company provided a bank letter of credit to replace the $4,340,000 of cash deposited with the Company’s casualty insurance provider for self-insured claims. The returned cash was used to reduce the outstanding revolving bank loan. The third quarter payment of $125,000 due September 30, 2012 on the long-term debt was not taken by the bank until October 1, 2012, after the close of the Company’s fiscal third quarter. Financing activities provided $1,025,000 during the first nine months of 2011 through borrowings of $1,400,000 against the revolving credit facility as well as receipt of $500,000 resulting from the reduction of the amount deposited with our insurance carrier to secure the Company’s self-insured claims under its casualty insurance program. All scheduled term debt payments were made during the 2011 period. During the first nine months of 2012, the highest amount of Company borrowings outstanding under the revolving credit line was $8,150,000 and the average amount outstanding was $4,179,000.

The Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under its credit agreement will be sufficient to cover expected cash needs, including servicing debt and planned capital expenditures for the next 12 months. The Company was in compliance with all loan covenants as of the fiscal quarter ended September 29, 2012. The Company has begun discussions with the bank to amend the Company’s credit agreement principally as it relates to covenants which will commence during 2013. The bank has indicated that it is willing to accommodate the Company and the amendment is expected to be in place prior to the end of the fiscal year.

Results of Operations - Comparison of Quarter Ended September 29, 2012 to Quarter Ended October 1, 2011

In the ensuing discussions of the results of operations the term gross profit means the amount determined by deducting cost of sales (exclusive of depreciation, depletion and amortization) from sales. The gross profit ratio is gross profit divided by sales.

Consolidated sales in the third quarter of 2012 were $29,166,000, an increase of $3,665,000 (14.4%) compared to the third quarter of 2011. Sales in the Concrete, Aggregates and Construction Supplies (“CACS”) segment increased by $4,393,000 (53.1%) as the construction markets in southern Colorado are beginning to show some signs of recovery from the very depressed conditions that prevailed over the past three years. Net sales in the Company’s Heating & Cooling segment declined by $742,000 (8.8%) as furnace shipments in September, generally the beginning of the furnace selling season, got off to a slow start due to very warm weather in California and the Southwest. Sales in the Door and Evaporative Cooling segment were substantially the same as the year ago quarter. The consolidated gross profit ratio declined from 21.8% in the third quarter of 2011 to 19.0% in the current year quarter. The CACS segment experienced the most significant decline in the gross profit ratio due to stagnant prices for ready-mix concrete coupled with higher cement and fuel prices. In addition, higher costs and an unfavorable shift to lower priced products in the aggregates division contributed to the diminished gross profit rate. Depreciation expense was $825,000 in the third quarter of 2012 compared to $1,012,000 in the prior year third quarter. The lower expense reflects the reduced capital spending in the past few years throughout the Company. Consolidated selling and administrative expenses were $63,000 lower in the 2012 third quarter compared to the third quarter in 2011.  Litigation expenses associated with the Pikeview Quarry insurance claim were $241,000 lower in the third quarter of 2012 compared to the prior year. Selling and administrative expenses in the other segments and the corporate office were moderately higher in 2012. Consolidated selling and administrative expenses as a percentage of consolidated sales decreased from 19.4% to 16.7%.  The Company incurred an operating loss of $165,000 in the third quarter of 2012 compared to a $363,000 operating loss in the third quarter of 2011.

A discussion of operations by segment follows.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products group for the quarters ended September 29, 2012 and October 1, 2011 (amounts in thousands):

	Concrete, Aggregates and Construction Supplies	Doors
Quarter ended September 29, 2012
Revenues from external customers	$12,659	$3,083
Gross profit	1,475	653
Gross profit as a percent of sales	11.7%	21.2%
Segment operating income	(187)	88
Operating income as a percent of sales	(1.5)%	2.9%
Segment assets as of September 29, 2012	$34,762	$5,999
Return on assets	(0.5)%	1.5%

Quarter ended October 1, 2011
Net sales to external customers	$8,266	$3,161
Gross profit	1,311	599
Gross profit as a percent of sales	15.9%	18.9%
Segment operating income	(780)	72
Operating income as a percent of sales	(9.4)%	2.3%
Segment assets as of October 1, 2011	$33,568	$6,224
Return on assets	(2.3)%	1.2%

Concrete, Aggregates and Construction Supplies Segment

As discussed above there was some increase in the level of construction activity in the southern Colorado markets, particularly in Colorado Springs during the third quarter of 2012. Concrete yardage and tons of aggregate sold or consumed internally were 35.2% and 80.9% higher, respectively, compared to the third quarter of 2011. The aggregate sales volume was assisted by a crushed concrete job serviced by the Company in the third quarter of 2012. Selling prices for concrete declined compared to the prior year while cement prices, a key ingredient of ready-mix concrete, rose. A shift in product mix at some of the aggregate operations to lower priced secondary products and some higher costs also contributed to the reduced gross profit rate in the CACS segment. The gross profit rate for the CACS segment as a whole was 11.7% in the third quarter of 2012 compared to 15.9% in the prior year third quarter. Depreciation expenses fell by $227,000 reflecting the reduced level of capital spending over the last few years. Selling and administrative expenses for this segment declined by approximately $229,000 due to the litigation expenses related to the Pikeview Quarry insurance claim.

Door Segment

Sales during the third quarter of 2012 in the Door segment were only $78,000 (2.5%) lower than in the third quarter of 2011. The gross profit percentage in 2012 improved reflecting higher prices and product mix factors.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products group for the quarters ended September 29, 2012 and October 1, 2011 (amounts in thousands):

	Heating and Cooling	Evaporative Cooling
Quarter ended September 29, 2012
Net sales to external customers	$7,672	$5,662
Gross profit	2,147	1,224
Gross profit as a percent of sales	28.0%	21.6%
Segment operating income	258	394
Operating income as a percent of sales	3.4%	7.0%
Segment assets as of September 29, 2012	$18,039	$10,335
Return on assets	1.4%	3.8%

Quarter ended October 1, 2011
Net sales to external customers	$8,414	$5,570
Gross profit	2,449	1,166
Gross profit as a percent of sales	29.1%	20.9%
Segment operating income	586	373
Operating income as a percent of sales	7.0%	6.7%
Segment assets as of October 1, 2011	$19,411	$10,094
Return on assets	3.0%	3.7%

Heating and Cooling Segment

Sales in the Heating and Cooling segment decreased $742,000 (8.8%) in the third quarter of 2012 from the 2011third quarter. Sales of furnaces were lower in 2012 due to weak sales in September when California and other principal markets experienced unusually high temperatures. Fan coil sales improved from rather weak market conditions in 2011. The gross profit ratio for this segment declined from 29.1% to 28.0% due to product sales mix and a lower level of furnace production. Selling and administrative expenses were substantially unchanged.

Evaporative Cooling Segment

Sales in the Evaporative Cooling segment were just $92,000 (1.7%) higher in the third quarter of 2012 compared to the prior year quarter. The gross profit ratio improved from 20.9% to 21.6% primarily due to increased selling prices which made up some of the erosion in the gross profit rate that occurred in the prior year.

Operations - Comparison of Nine Months Ended September 29, 2012 to Nine Months Ended October 1, 2011

In the ensuing discussions of the results of operations the term gross profit means the amount determined by deducting cost of sales (exclusive of depreciation, depletion and amortization) from sales. The gross profit ratio is gross profit divided by sales.

Consolidated sales in the first nine months of 2012 increased $5,065,000 (6.5%) compared to the first nine months of 2011. Most of the increase in sales took place in the CACS segment. The Door and Evaporative Cooling segment posted modestly higher sales. The Heating and Cooling segment experienced just a $375,000 (1.6%) decline in sales.  The consolidated gross profit ratio was 19.0% in the first nine months of 2012 compared to 20.4% for the same period in 2011. All but the Heating and Cooling segment experienced some reduction in their gross profit ratio. Depreciation expense decreased by $255,000 reflecting the reduced capital spending in the years since the economic recession and financial crisis of 2008/2009. Consolidated selling and administrative expenses were $438,000 higher in the first nine months of 2012 compared to the comparable period in the prior year. The reduced expenses related to the Pikeview litigation were more than offset by increased spending in the other segments including new product research and development efforts at the Company’s HVAC businesses. The first of the new products is expected to be ready for sale during the second quarter of 2013. Product liability defense costs were also higher in the Heating and Cooling segment. Selling and administrative expenses as a percentage of net sales dropped from 18.9% from 18.3%.

The operating loss for the first nine months of 2012 was $2,329,000 compared to a $1,901,000 operating loss in the comparable period in 2011. The operating loss for the first nine months of 2012 includes $21,000 in gains from the sale of equipment compared to gains of $169,000 in the prior year period.

A discussion of operations by segment follows.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products group for the nine months ended September 29, 2012 and October 1, 2011 (amounts in thousands):

	Concrete, Aggregates and Construction Supplies	Doors
Nine Months ended September 29, 2012
Net sales to external customers	$29,332	$9,535
Gross profit	2,059	2,123
Gross profit as a percent of sales	7.0%	22.3%
Segment operating (loss) income	(3,208)	427
Operating (loss) income as a percent of sales	(10.9)%	4.5%
Segment assets as of September 29, 2012	$34,762	$5,999
Return on assets	(9.2)%	7.1%

Nine Months ended October 1, 2011
Net sales to external customers	$24,719	$9,164
Gross profit	2,386	2,206
Gross profit as a percent of sales	9.7%	24.1%
Segment operating (loss) income	(3,500)	556
Operating (loss) income as a percent of sales	(14.2)%	6.1%
Segment assets as of October 1, 2011	$33,568	$6,224
Return on assets	(10.4)%	8.9%

Concrete, Aggregates and Construction Supplies Segment

Sales in the CACS segment increased by $4,613,000 (18.7%) in the first nine months of 2012 compared to the first nine months of 2011. The level of construction activity along the Front Range in southern Colorado has shown some improvement compared to very low levels in 2011. The increase in construction was especially evident beginning in the third quarter of 2012. The increase in sales in 2012 includes approximately $1,057,000 of revenues associated with two projects that are not typically part of our core business. One of the jobs involved supplying flow fill material for a water pipeline being installed between Pueblo and Colorado Springs. The other project was a supply contract for crushed concrete. The concrete is being crushed by a third party contractor. Concrete yardages, excluding a job to supply flow fill material, increased by 4.6% compared to the first nine months of 2011. The average price of ready-mixed concrete remained virtually unchanged from the previous year. Cement prices were higher in 2012. Sales of aggregates (sand, crushed limestone and gravel), including those used internally and the crushed concrete, were approximately 17.9%  higher in the first nine months of 2012 compared to the same period in 2011. The overall gross profit rate for the CACS segment decreased from 9.7% for the first nine months of 2011 to 7.0% in the comparable period of the current year. The lower gross profit rate is attributable to some higher costs and a shift in product mix at certain aggregate operations. Depreciation charges for this segment were $283,000 lower in 2012 for the reasons cited in the discussion on the third quarter results. Selling and administrative expenses were $487,000 lower in 2012. Nearly all of the reduction is related to the Pikeview insurance claim litigation.

Door Segment

Sales during the first nine months of 2012 in the Door segment increased $371,000 or 4.0% from the comparable 2011 period. Sales in 2011 were depressed due to weak construction markets.  The gross profit ratio in 2012 declined from 24.1% for the first nine months of 2011 to 22.3% due to more competitive pricing especially on jobs serviced in the first part of 2012.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products group for the nine months ended September 29, 2012 and October 1, 2011 (amounts in thousands):

	Heating and Cooling	Evaporative Cooling
Nine Months ended September 29, 2012
Net sales to external customers	$22,545	$21,628
Gross profit	6,582	4,987
Gross profit as a percent of sales	29.2%	23.1%
Segment operating income	466	2,101
Operating income as a percent of sales	2.1%	9.7%
Segment assets as of September 29, 2012	$18,039	$10,335
Return on assets	2.6%	20.3%

Nine Months ended October 1, 2011
Net sales to external customers	$22,920	$21,173
Gross profit	6,290	4,965
Gross profit as a percent of sales	27.4%	23.4%
Segment operating income	750	2,290
Operating income as a percent of sales	3.3%	10.8%
Segment assets as of October 1, 2011	$19,411	$10,094
Return on assets	3.9%	22.7%

Heating and Cooling Segment

Sales in the Heating and Cooling segment decreased by a mere $375,000 (1.6%) in the first nine month of 2012 from the comparable period in 2011. Furnace and heater sales were down 13.8% due to high temperatures in September in southern California and other principal market areas. Also, in 2011 the Heating and Cooling segment supplied furnaces for some rehabilitation projects at multifamily dwellings. We have not had a similar project yet this year. Fan coil sales increased 38.5% from a depressed level of commercial construction in 2011. The gross profit ratio for this segment improved by 1.8 points reflecting better margins on fan coils primarily related to the improved fan coil market and a more selective bidding process. Selling and administrative expenses increased by $575,000 due primarily to new product development efforts, higher product liability defense expenses and incentive bonus provisions. Also, in 2011 the selling and administrative expenses were reduced by approximately $85,000 due to a reversal of a loss contingency.

Evaporative Cooling Segment

Sales in the Evaporative Cooling segment increased $455,000 or 2.1% in the first nine months of 2012 compared to the comparable period in 2011. The additional revenues reflect an increase in selling prices. The gross profit ratio decreased by only three tenths of a point. Production volume was 6.4 % lower in the first three quarters of 2012 compared to the prior year. Selling and administrative expenses were $202,000 higher in the 2012 period due to increased salaries, sales promotion expenses and new product development efforts. As a percentage of net sales these expenses were 12.0% in the first nine months of 2012 compared to 11.3% for the first nine months of 2011.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 29, 2012 and December 31, 2011 and affect the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates.

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

OUTLOOK

The level of construction activity in southern Colorado has increased in recent months. As a result, the level of business in the CACS segment has substantially improved in September and October, 2012. The apparent recovery is exhibiting more strength in the Colorado Springs area than in Pueblo. The economy in Pueblo is still weak. Housing starts in Colorado Springs are expected to increase further in 2013 in part due to the replacement of homes destroyed by last summer’s Waldo Canyon fire. Economic forecasts indicate that the level of commercial construction is expected to be meaningfully higher in 2013 compared to 2012. However, winter weather conditions that typically prevail along the Front Range in southern Colorado from November to March slow the pace of construction regardless of the underlying strength of the construction market. Three of the five Colorado Springs ready-mix producers, including the Company, have announced a general price increase for ready-mix concrete effective January 1, 2013. Two other two ready-mix producers have yet to make any announcement. Bid prices on larger jobs remains sharply competitive.

The Door segment’s sales are also, to a significant degree, reliant on new construction. The sales backlog of the Door segment at the end of September 2012 is the highest it has been since January of 2009.

We are in the midst of the selling season for wall furnaces and heaters. Warm weather in southern California and in other principal market areas had a negative influence on furnace sales in September and October. Furnace sales for the remainder of the year and winter season will be largely weather dependent. After strengthening some earlier in the year fan coil orders have recently slowed somewhat. Some industry sources opine that bidding opportunities will increase after the November 6 election.

Sales of evaporative coolers during the fourth quarter are preseason orders and are highly dependent upon when these orders are placed by our customers. In-season sales are substantially influenced by temperatures in the Southwest.

The Company’s HVAC businesses are in the process of developing new products. The first of the new products is expected to be ready for sale during the second quarter of 2013, however, at this point it is too early to know if these efforts will be successful.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 4 for a discussion of recently issued accounting standards.

MATERIAL CHANGES TO CONTRACTUAL OBLIGATIONS

There were no material changes to contractual obligations that occurred during the quarter ended September 29, 2012.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and as such, is not required to provide information in response to this item.

Item 4.       Controls and Procedures

(a)                     Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) as of September 29, 2012. The Chief Executive Officer and Chief Financial Officer, based on that evaluation, concluded that our disclosure controls and procedures were effective and were reasonably designed to ensure that all material information relating to the Company (including its subsidiaries) required to be disclosed in this quarterly report is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)                     Changes in Internal Control Over Financial Reporting.

The Company continually reassesses its internal control over financial reporting and makes changes as deemed prudent. During the quarter ended September 29, 2012, there were no material weaknesses identified in our review of internal control over financial reporting and no significant changes in the Company’s internal control over financial reporting occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Subsequent to the September 29, 2012 third quarter-end and after the October 2012 termination of a corporate office employee, the Company discovered that beginning in January 2010, the former employee had charged approximately $310,000 of personal expenditures to a Company credit card. The Company has now also determined that the former employee concealed the personal nature of the expenditures by preparing falsified credit card statements and supporting invoices. The Company believes that any impact of this matter on the results of operations for 2010, 2011 and 2012, or the net worth of the Company will not be material. The Company has filed an insurance claim under its employee dishonesty policy which has a $50,000 deductible. The Company is also seeking reimbursement from the former employee and is consulting with its legal counsel to determine what other actions it may take against the former employee. The Company has already implemented procedures that provide reasonable assurance that this type of situation will not recur.

PART II - OTHER INFORMATION

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not purchased any of its common stock to become treasury stock during the period July 1, 2012 through September 29, 2012. However, the Company reserved 150,000 treasury shares representing the maximum number allowed to be granted under the 2010 Non-Employee Directors Stock Plan (“Plan”) to non-employee directors in lieu of a cash base director retainer fee. The Company issued a total of 12,000 shares to eight eligible members of the Board of Directors effective January 6, 2012 as payment of the base director retainer fee for 2012. At September 29, 2012,114,000 shares remained available for grant under the Plan.

On January 19, 1999, the Company initiated purchases under the current open-ended program to repurchase its common stock. Purchases are made on the open market or in block trades at the discretion of management. The dollar amount authorized for the program has been periodically increased by the Board of Directors and approved by the Company’s lender under the Company’s credit agreement. As of September 29, 2012, $1,307,404 of the amount authorized by both the Board of Directors and the Company’s lender remains available for stock purchases.

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

10

Amended and Restated Credit Agreement dated November 18, 2011 among Continental Materials Corporation, as the Company (borrower), The Various Financial Institutions Party Hereto, as Lenders, and The Private Bank and Trust Company, as Administrative Agent and Arranger, filed as Exhibit 10 to Form 10-Q for the quarter ended October 1, 2011.

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

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

95	Mine Safety Disclosures filed herewith.

101

The following financial information from Continental Materials Corporation’s Quarterly Report on Form 10-Q for the period ended September 29, 2012 filed with the SEC on November 13, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Retained Earnings for the three and nine-month periods ended September 29, 2012 and October 1, 2011, (ii) the Condensed Consolidated Balance Sheets at September 29, 2012 and December 31, 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 29, 2012 and October 1, 2011, and (iv) Notes to the Quarterly Condensed Consolidated Financial Statements.*

*                 Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION

Date:	November 13, 2012	By:	/s/ Joseph J. Sum
Joseph J. Sum, Vice President
and Chief Financial Officer