Form 10-Q/A
period 2012-03-31
CONTINENTAL MATERIALS CORP
filed 2013-02-08
CIK 24104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

AMENDMENT NO. 1

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.25 par value, shares outstanding at May 9, 2012:  1,634,674

Explanatory Note

The purpose of this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012 which was filed with the Securities and Exchange Commission on May 15, 2012 (the “Original Report”) is solely to correct typographical errors contained in the certifications of the Company’s Principal Executive Officer and Principal Financial Officer attached as Exhibits 31.1 and 31.2, respectively. Except for these corrections, no other changes have been made to any of the financial or other information contained in the Original Report. This Amendment No. 1 speaks as of the filing date of the Original Report and does not reflect events that have occurred subsequent to the filing date of the Original Report.

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

The following table presents information about reported segments for the three months ended March 31, 2012 and April 2, 2011 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

	Construction Products			HVAC Products
Quarter ended March 31, 2012	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Other	Total

Revenues from external customers	$6,743	$2,930	$9,673	$8,866	$5,768	$14,634	$3	$86	$24,396
Depreciation, depletion and amortization	805	33	838	100	98	198	32	—	1,068
Operating income (loss)	(1,765)	59	(1,706)	499	369	868	(627)	(69)	(1,534)
Segment assets	29,994	5,888	35,882	16,124	14,658	30,782	3,484	1,142	71,290
Capital expenditures	76	8	84	109	60	169	4	—	257

	Construction Products			HVAC Products
Quarter ended April 2, 2011	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Other	Total

Revenues from external customers	$7,354	$3,113	$10,467	$8,395	$5,817	$14,212	$3	$86	$24,768
Depreciation, depletion and amortization	825	33	858	105	113	218	16	—	1,092
Operating income (loss)	(1,675)	200	(1,475)	77	481	558	(687)	(17)	(1,621)
Segment assets (a)	32,289	5,827	38,116	19,600	11,967	31,567	5,106	1,082	75,871
Capital expenditures (b)	197	13	210	26	85	111	5	—	326

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

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

95	Mine Safety Disclosures incorporated by reference from Exhibit 95 to the Original Report.

101

The following financial information from Continental Materials Corporation Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012 filed with the SEC on May 15, 2012, formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011; (ii) the Condensed Consolidated Statements of Operations and Retained Earnings for the fiscal three months ended March 31, 2012 and April 2, 2011; (iii) the Condensed Consolidated Statements of Cash Flows for the fiscal three months ended March 31, 2012 and April 2, 2011; and (iv) Notes to Quarterly Condensed Consolidated Financial Statements incorporated by reference from Exhibit 101 to the Original Report.*

* - Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION

Date:	February 8, 2013	By:	/s/ Joseph J. Sum
Joseph J. Sum, Vice President
and Chief Financial Officer