Form 10-Q/A
period 2012-06-30
CONTINENTAL MATERIALS CORP
filed 2013-02-08
CIK 24104

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

Explanatory Note

The purpose of this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012 which was filed with the Securities and Exchange Commission on August 14, 2012 (the “Original Report”) is solely to correct typographical errors contained in the certifications of the Company’s Principal Executive Officer and Principal Financial Officer attached as Exhibits 31.1 and 31.2, respectively. Except for these corrections, no other changes have been made to any of the financial or other information contained in the Original Report. This Amendment No. 1 speaks as of the filing date of the Original Report and does not reflect events that have occurred subsequent to the filing date of the Original Report.

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

101

The following financial information from Continental Materials Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 filed with the SEC on August 14, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Retained Earnings for the three and six-month periods ended June 30, 2012 and July 2, 2011, (ii) the Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2012 and July 2, 2011, and (iv) Notes to the Quarterly Condensed Consolidated Financial Statements incorporated by reference from Exhibit 101 to the Original Report.*

*     Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION

Date:	February 8, 2013	By:	/s/ Joseph J. Sum
Joseph J. Sum, Vice President
and Chief Financial Officer