Form 10-K/A
period 2011-12-31
CONTINENTAL MATERIALS CORP
filed 2013-03-18
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2

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

EXPLANATORY NOTE:

This purpose of this Amendment No. 2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2012 (the “Original Filing”), is solely for the purpose of filing an amended Report of Independent Registered Public Accounting Firm. This Amendment No. 2 speaks as of the filing date of the Original Report and does not reflect events that have occurred subsequent to the filing date of the Original Report. Except as described above, this Amendment No. 2 does not modify or update the disclosures set forth in the Original Filing including the financial statements and notes to financial statements set forth in the Original Report.

This Amendment No. 2 consists solely of the preceding cover page, this explanatory note, Part II, Item 8, Financial Statements and Supplementary Data, in its entirety, the amended Report of Independent Registered Public Accounting Firm, Part IV, Item 15, Exhibits, Financial Statement Schedules, in its entirety, the signature page, Schedule II, Consent of Independent Registered Public Accounting Firm and the amended certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

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

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders

Continental Materials Corporation

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Continental Materials Corporation as of December 31, 2011 and January 1, 2011, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended.  Our audit also included the years 2011 and 2010 information on the financial statement schedule listed in the Index at Part IV, Item 15(a)2.  The Company’s management is responsible for these consolidated financial statements and financial statement schedule.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits and financial statement schedule based on our audits of the basic financial statements.  The financial statement schedule is presented for purposes of complying with the Securities and Exchange Commission’s rules and regulations and are not a required part of the consolidated financial statements.

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

Exhibit 101

The following financial information from Continental Materials Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 30, 2011, formatted in Extensible Business Reporting Language (XBRL); (i) the Consolidated Statements of Operations for the fiscal years 2011 and 2010, (ii) the Consolidated Statements of Cash Flows for the fiscal years 2011 and 2010, (iii) the Consolidated Balance Sheets as of December 31, 2011 and January 1, 2011, (iv) the Consolidated Statements of Shareholders’ Equity for fiscal years 2011 and 2010, and (v) Notes to Consolidated Financial Statements.**

*	-	Compensatory plan or arrangement

**	-

Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to the Original Report is not deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION
Registrant

By:	/S/Joseph J. Sum
Joseph J. Sum, Vice President and Chief Financial Officer

Date:  March 18, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY(IES)	DATE

/S/ James G. Gidwitz	Chief Executive Officer and a Director
James G. Gidwitz	(Principal Executive Officer)	March 18, 2013

/S/ Joseph J. Sum	Vice President, Chief Financial Officer
Joseph J. Sum	(Principal Financial Officer)	March 18, 2013

/S/ Mark S. Nichter	Secretary and Controller
Mark S. Nichter	(Principal Accounting Officer)	March 18, 2013

/S/ William D. Andrews
William D. Andrews	Director	March 18, 2013

/S/ Thomas H. Carmody
Thomas H. Carmody	Director	March 18, 2013

/S/ Betsy R. Gidwitz
Betsy R. Gidwitz	Director	March 18, 2013

/S/ Ralph W. Gidwitz
Ralph W. Gidwitz	Director	March 18, 2013

/S/ Ronald J. Gidwitz
Ronald J. Gidwitz	Director	March 18, 2013

/S/ Theodore R. Tetzlaff
Theodore R. Tetzlaff	Director	March 18, 2013

/S/ Peter E. Thieriot
Peter E. Thieriot	Director	March 18, 2013

/S/ Darrell M. Trent
Darrell M. Trent	Director	March 18, 2013

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