Form 10-K
period 2012-12-29
CONTINENTAL MATERIALS CORP
filed 2013-03-29
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2012

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 1-3834

Continental Materials Corporation

(Exact name of registrant as specified in its charter)

Delaware	36-2274391
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

200 South Wacker Drive, Suite 4000, Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 312-541-7200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock - $0.25 par value	NYSEMKT

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value (based on the June 30, 2012 closing price) of voting stock held by non-affiliates of registrant was approximately $6,887,000. As of March 22, 2013, there were 1,634,278 shares of the registrant’s common stock outstanding.

Incorporation by reference: Portions of registrant’s definitive proxy statement for the 2013 Annual Meeting of stockholders to be held May 22, 2013 into Part III of this Form 10-K. The definitive proxy statement is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.

Page

Special Note Regarding Forward Looking Statements	2

PART I.

Item 1. Business	2
Item 1A. Risk Factors	6
Item 1B. Unresolved Staff Comments	6
Item 2. Properties	6
Item 3. Legal Proceedings	6
Item 4. Mine Safety Disclosure	7

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	7
Item 6. Selected Financial Data	7
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 7A. Quantitative and Qualitative Disclosures about Market Risk	18
Item 8. Financial Statements and Supplementary Data	18
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures	37
Item 9A. Controls and Procedures	37
Item 9B Other Information	37

Part III.

Items 10 through 14 have been omitted from this Annual Report of Form 10-K Report because the registrant expects to file, not later than 120 days following the close of its fiscal year ended December 29, 2012, its definitive 2013 proxy statement. The information required by Items 10 through 14 of Part III will be included in that proxy statement and such information is hereby incorporated by reference	38

Part IV.

Item 15. Exhibits, Financial Statement Schedules	38

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements are based on the beliefs of the Continental Materials Corporation’s (Company) management as well as on assumptions made by and information available to the Company at the time such statements were made. When used in this Annual Report, words such as “anticipates,” “believes,” “contemplates,” “estimates,”  “expects,” “plans,” “projects” and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of factors including but not limited to: weather, interest rates, availability of raw materials and their related costs, economic conditions and competitive forces in the regions where the Company does business, and the ability of the Company to obtain credit on commercially reasonable terms. Changes in accounting pronouncements could also alter projected results. Forward-looking statements speak only as of the date they were made and we undertake no obligation to publicly update them.

PART I

Item 1.                                           BUSINESS

The Company is a Delaware corporation, incorporated in 1954. The Company operates primarily within two industry groups, Heating, Ventilation and Air Conditioning (HVAC) and Construction Products. The Company has identified two reportable segments in each of the two industry groups: the Heating and Cooling segment and the Evaporative Cooling segment in the HVAC industry group and the Concrete, Aggregates and Construction Supplies (CACS) segment and the Door segment in the Construction Products industry group.

The Heating and Cooling segment produces and sells gas-fired wall furnaces, console heaters and fan coils from the Company’s wholly-owned subsidiary, Williams Furnace Co. (WFC) of Colton, California. The Evaporative Cooling segment produces and sells evaporative coolers from the Company’s wholly-owned subsidiary, Phoenix Manufacturing, Inc. (PMI) of Phoenix, Arizona. Concrete, Aggregates and Construction Supplies are offered from numerous locations along the Southern portion of the Front Range of Colorado operated by the Company’s wholly-owned subsidiaries Castle Concrete Company and Transit Mix Concrete Co., of Colorado Springs, Colorado and Transit Mix of Pueblo, Inc. of Pueblo, Colorado (the three companies are collectively referred to as TMC). The Door segment sells hollow metal doors, door frames and related hardware, wood doors, lavatory fixtures and electronic access and security systems from the Company’s wholly-owned subsidiary, McKinney Door and Hardware, Inc. (MDHI), which operates out of facilities in Pueblo and Colorado Springs, Colorado.

In addition to the above reporting segments, an “Unallocated Corporate” classification is used to report the unallocated expenses of the corporate office which provides treasury, insurance and tax services as well as strategic business planning and general management services. Expenses related to the corporate information technology group are allocated to all locations, including the corporate office. An “Other” classification is used to report a real estate operation and the expenses of Williams EcoLogix, Inc. (WEI). WEI is a wholly owned subsidiary of WFC which was set up in anticipation of distributing a product that was being developed by a third party. The expenses incurred were associated with the subsidiary’s sole employee and miscellaneous related expenses. Development of the product has ceased and the sole employee was terminated in February 2013.

During the past three years the only change in the Company’s business was the activities related to WEI discussed above. The Company completed the sale of all of the outstanding capital stock of Rocky Mountain Ready Mix Concrete, Inc. (RMRM), a Colorado corporation, on July 17, 2009. Residual activity of RMRM is reported as discontinued operations in 2012 and 2011. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 — Financial Statements and Supplementary Data for further details.

Sales in the CACS segment rose during the latter part of 2012; however volume remains weak compared to the volume of four years ago. Construction activity along the Southern Front Range of Colorado has been slow to recover. In addition, the low volume has kept pricing very competitive resulting in stagnant prices for ready mix concrete despite increased costs, notably cement. The 2012 increase in volume over the 2011 level, combined with a strong effort to reduce operating costs resulted in a per yard decrease in batching and delivery costs. Aggregate volume also increased. However increased repairs and maintenance costs combined with the lower quality of the aggregate deposit in Pueblo as we move east (more sand and less rock) caused the operating results to decline significantly. The settlement of a lawsuit filed by the Company against its insurance provider on December 13, 2012 is expected to lead to the reopening of the Pikeview Quarry during 2013. The nationwide depressed construction activity has also affected the sales volumes of the Door segment which reported a modest increase over the 2011 level. The Heating and Cooling segment and the Evaporative Cooling segment both reported a decrease in dollar and unit sales. Furnace sales declined from the 2011 level primarily due to a carry-over of 2011 inventory to the 2012 season at a couple of customers. Fan coil sales improved, however the improvement was stronger during the first eight months of the year compared to the last four months. Evaporative cooler sales declined primarily due to more mild weather conditions during the latter portion of the 2012 season (June through August). Additional financial information relating to industry segments appears in the Discussion of Consolidated Results From Continuing Operations in Item 7 and Note 16 of this Annual Report. References to a “Note” refer to the “Notes to Consolidated Financial Statements.”

MARKETING

The HVAC industry group markets its products throughout North America through plumbing, heating and air conditioning wholesale distributors as well as directly to major retail home-centers and other retail outlets. Some of the products are also sold to HVAC installing contractors and equipment manufacturers for commercial applications. The Company contracts with independent manufacturers’ representatives for all of its products while also employing and utilizing a staff of sales and sales support personnel. Sales of furnaces and evaporative coolers are predominantly in the United States and are concentrated in the Western and Southwestern states. Sales of furnaces and console heaters usually increase in the months of September through January. Sales of evaporative coolers have historically been higher in the months of March through July. Sales of the fan coil product line are throughout the United States, Canada and the Caribbean and are more evenly distributed throughout the year although the highest volume typically occurs during the late spring and summer. In order to enhance sales of wall furnaces and evaporative coolers during the off season, extended payment terms, also referred to as dating programs, are offered to some customers.

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

During 2012, no customer accounted for 10% or more of the total sales of the Company.

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

The personnel in the CACS segment routinely take a leadership role in formulation of the products to meet the specifications of customers. The Company is not involved in setting forms or performing finishing work on any of its concrete products. The Door segment offers doors, frames and hardware, including electronic access systems. Doors, frames and related hardware and lavatory fixtures are installed by independent contractors engaged by the general contractor or building owner. Electronic access and security systems are installed by the Company’s technicians.

BACKLOG

At December 29, 2012, the Heating and Cooling segment had a backlog of approximately $945,000 ($2,847,000 at December 31, 2011) primarily relating to orders that are expected to be filled during the first half of 2013 although some fan coil projects may extend past this timeframe. The backlog at the end of 2011 included approximately $1,500,000 for a new hotel project in Atlanta, Georgia.

At December 29, 2012, the Evaporative Cooling segment had a backlog of approximately $887,000 ($1,845,000 at December 31, 2011) primarily due to preseason orders placed prior to year end. This backlog is expected to be filled during the first quarter of 2013 and is not necessarily indicative of the sales level that will be realized during 2013.

At December 29, 2012, the CACS segment had a backlog of approximately $5,238,000 ($4,689,000 at December 31, 2011). The backlog relates primarily to construction contracts awarded and expected to be filled during 2013.

At December 29, 2012, the Door segment had a backlog of approximately $5,817,000 ($3,275,000 at December 31, 2011) primarily relating to orders that are expected to be filled during 2013.

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

The Company mines aggregates (rock, gravel and sand) from various owned and leased properties in Colorado. Colorado mining permits require permit holders to perform reclamation work in order to return the mined areas to a beneficial use. These requirements are similar in nature to those included in the mining permits of our competitors. Reclamation costs have increased since the mid-1990’s as the Company has engaged in enhanced reclamation projects that exceed the stated requirements. The enhanced reclamation efforts are being performed, in part, to establish community goodwill. The Company performs the majority of the reclamation work using existing production employees and equipment primarily at times when production is curtailed due to inclement weather or decreased demand for our products. Consequently, the reclamation work to date has had a minimal impact on our capital expenditures. The operations of our aggregates sites have been adversely affected by the shutdown of the Pikeview Quarry in December 2008 due to a landslide. Litigation filed by the Company against its insurance provider related to a business interruption and property damage claim resulting from the landslide was settled on December 13, 2012. The Company has applied for a new mining permit from the Department of Mining, Reclamation and Safety (“DRMS”) of the State of Colorado to resume mining at the Pikeview Quarry. The Company believes that it will be able to obtain a mining permit and that production at the Pikeview Quarry will resume sometime in 2013.

COMPETITIVE CONDITIONS

Heating and Cooling — The Company is one of three principal companies producing wall furnaces (excluding units sold to the recreational vehicle industry) and gas-fired console heaters. The wall furnace and console heater markets are only a small component of the heating industry. The Company serves its market from a plant in Colton, California. The sales force consists of in-house sales personnel and independent manufacturers’ representatives. The heating industry is dominated by a few manufacturers which are substantially larger than the Company. These manufacturers sell diversified lines of heating and air conditioning units directed primarily toward central heating and cooling systems. All of the producers, including the Company, compete primarily on a basis of price, product features and performance, service and timeliness of delivery

Evaporative Cooling— The Company manufactures evaporative air coolers at a leased plant in Phoenix, Arizona. The principal competitor is Essick Air Products, Inc. and its subsidiary Champion Cooler Corp. There is another competitor of some size as well as a number of foreign producers that also distribute evaporative cooling products in the U.S. All producers of evaporative air coolers typically compete aggressively on the basis of price, product features and product availability during the cooling season.

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

Door — The Company sells hollow metal doors, door frames and related hardware, wood doors, lavatory fixtures and electronic access and security systems throughout the United States although sales are primarily in Colorado and adjacent states. There are numerous competitors which compete aggressively based on price and delivery times.

EMPLOYEES

The Company employed 550 people as of December 29, 2012. Employment varies throughout the year due to the seasonal nature of the businesses. A breakdown of the current and prior year’s employment at year-end by segment was:

	2012	2011
Heating and Cooling	178	198
Evaporative Cooling	122	122
Concrete, Aggregates and Construction Supplies	195	191
Door	39	39
Corporate Office and Other	16	18
Total	550	568

The Heating and Cooling segment reported a significant decrease in headcount due to increased efficiency in the plant and the reorganization of various departments. Headcount in the other three segments remained static.

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

In 2012, our capital expenditures and remediation expenses for environmental matters, except those expenses related to our mining reclamation efforts, were not material to our financial condition. Because of the complexity and ever-changing nature of environmental laws and regulations, we cannot predict whether capital expenditures and remediation expenses for future environmental matters will materially affect our financial condition, results of operations or liquidity.

AVAILABLE INFORMATION

The Company electronically files various reports and other information with the Securities and Exchange Commission (SEC) including this annual report on Annual Report, our quarterly reports on Form 10-Q and our current reports on Form 8-K. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding the Company. Access to this information is available free of charge at the SEC’s website at http://www.sec.gov. This information may also be accessed at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 on business days during the hours of 10 a.m. to 3 p.m. Information regarding the SEC’s Public Reference Room may be obtained by telephone at 1-800-SEC-0330. In addition to the SEC site, the Company maintains an internet site which contains SEC filings, SEC filings in XBRL format, Governance documents and Annual Reports. Access to this site and the information therein is available free of charge at www.continental-materials.com.

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

The CACS segment serves the Colorado ready-mix concrete market from seven owned batch plants. In addition, the Company currently operates aggregate processing facilities on three owned and two leased mining properties. All but one of the mining properties are located in or near Colorado Springs or Pueblo. These properties presently provide the aggregate requirements of our Colorado Springs and Pueblo ready mix concrete business as well as selling product to independent customers. During 2008 the Pikeview Quarry experienced a landslide that closed the quarry. The quarry remains closed through the date of this report although it is expected to be reopened during 2013. For further information, see the CACS segment in Management’s Discussion and Analysis of Financial Condition and Results of Operations below. In general, the leased mining properties are on long-term leases with payment based upon the number of tons mined. The lease of an aggregates property in Pueblo, Colorado also requires minimum annual royalty payments. See Note 10 for the schedule of future minimum payments. Construction supplies are sold from owned facilities adjacent to the main batch plants in Colorado Springs and Pueblo. All of the CACS segment’s facilities are located along the Southern Front Range in Colorado and, in the opinion of management, are in good condition and sufficient for the Company’s current needs. The Company also leases one other aggregate deposit along the Southern Front Range that is not currently in production. In the opinion of management, the owned and leased properties contain permitted and mineable reserves sufficient to service customers’ and our own sand, rock and gravel requirements for the foreseeable future.

The Door segment operates out of an owned facility in Colorado Springs and a leased facility in Pueblo, Colorado. The facilities are, in the opinion of management, in good condition and sufficient for the Company’s current needs.

Product volumes at all of the facilities of the Company are subject to seasonal fluctuations, but in the opinion of management, the facilities are generally well utilized. However, the current extreme reduction in construction activity along the Southern Front Range has reduced product volumes causing an underutilization of the facilities and equipment in the CACS segment. Similarly, the downturn in construction, especially commercial construction, has reduced the utilization of the facility and equipment used to produce our fan coil product in the Heating and Cooling segment.

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

In November 2010, the Company filed a lawsuit against its insurance provider related to a business interruption and property damage claim resulting from a landslide at the Company’s Pikeview Quarry in December of 2008. The litigation was settled on December 13,

2012. The insurance company agreed to pay a gross amount of $13,100,000. The Company received $9,452,000 after paying contingent legal fees of $3,648,000. The Company has applied for a new mining permit from the Department of Mining, Reclamation and Safety (“DRMS”) of the State of Colorado to resume mining at the Pikeview Quarry which had been closed since the landslide. The Company believes that it will be able to obtain a mining permit and that production at the Pikeview Quarry will resume sometime in 2013.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 7.

Item 4.                                         MINE SAFETY DISCLOSURES

The Company’s aggregates mining operations, all of which are surface mines, are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (as amended, the “Mine Act”). MSHA inspects these operations on a regular basis and issues various citations and orders when it believes a violation of the Mine Act has occurred. Information concerning mine safety violations and other regulatory matters required to be disclosed by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S-K is included in Exhibit 95 to this Annual Report.

PART II

Item 5.                                       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common stock of Continental Materials Corporation is traded on the NYSEMKT under the symbol CUO. Market sales prices for the fiscal quarters of the past two years are:

		High	Low
2012	Fourth Quarter	$16.79	$11.04
	Third Quarter	14.05	12.40
	Second Quarter	17.51	11.76
	First Quarter	20.40	11.50

2011	Fourth Quarter	$14.37	$10.69
	Third Quarter	17.20	13.04
	Second Quarter	20.69	14.00
	First Quarter	23.78	18.69

At March 15, 2013, the Company had fewer than 300 shareholders.

The Company has never paid, nor does it currently intend to declare, any dividends. The Company’s policy of reinvesting earnings from operations is reviewed periodically by the Board of Directors.

The Company has not purchased any of its common stock during its fourth fiscal quarter, the period September 30, 2012 through December 29, 2012.

The Company established an open-ended program to repurchase its common stock under which the Board authorized purchases up to a maximum amount of $2,750,000. Repurchases may be made on the open market or in block trades at the discretion of management. As of December 29, 2012, $1,307,404 of the authorized amount remained available for stock repurchases.

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

The Heating and Cooling segment produces and sells gas-fired wall furnaces, console heaters and fan coils from the Company’s wholly-owned subsidiary, WFC of Colton, California. The Evaporative Cooling segment produces and sells evaporative coolers from the Company’s wholly-owned subsidiary, PMI of Phoenix, Arizona. Sales of these two segments are nationwide, but are concentrated in the southwestern United States. Concrete, Aggregates and Construction Supplies are offered from numerous locations along the Southern Front Range of Colorado operated by the Company’s wholly-owned subsidiaries collectively referred to as TMC. The Company sold its concrete operations in the Denver market, RMRM on July 17, 2009. The operations of RMRM are reported as discontinued operations for both of the reported years. Hollow metal and wood doors, door frames and related hardware, lavatory fixtures and electronic access and security systems are sold through the Company’s wholly-owned subsidiary, MDHI which operates out of facilities in Pueblo and Colorado Springs, Colorado. Sales of these two segments are highly concentrated in the Southern Front Range area in Colorado although Door Segment sales are also made throughout the United States.

Sales of all four segments are affected by the level of construction activity in the areas served and general economic conditions; however, sales of furnaces and evaporative coolers are less affected by the level of construction activity as a large portion of their sales are for replacement units. Weather conditions in the areas served also affect sales. Sales in all four segments were affected by these factors in both 2012 and 2011.

In addition to the above reporting segments, an “Unallocated Corporate” classification is used to report the unallocated expenses of the corporate office which provides treasury, insurance and tax services as well as strategic business planning and general management services. Expenses related to the corporate information technology group are allocated to all locations, including the corporate office. An “Other” classification is used to report a real estate operation and the expenses of WEI. WEI is a wholly owned subsidiary of WFC which was set up in anticipation of distributing a product that was being developed by a third party. The expenses incurred were associated with the subsidiary’s sole employee and miscellaneous related expenses. Development of the product has ceased and the sole employee was terminated in February 2013.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations during 2012 was $6,844,000 essentially reflecting net income of $3,389,000 and non-cash depreciation and amortization charges of $3,627,000. Included in the cash from operations was the $9,452,000 received from the settlement of the Pikeview litigation less $1,900,000 estimated tax payment made in December 2012, see Note 7.

Cash used in operations during 2011 was $443,000 despite a net loss of $1,948,000. The net loss, a net increase in working capital of $1,966,000 (including the purchase for $723,000 of real property held for resale) and the non-cash nature of the 2011 deferred tax credit were largely offset by non-cash depreciation and amortization charges of $4,193,000.

Investing activities during 2012 required cash of $1,765,000. The Company continued to limit capital expenditures during 2012 as sales volume remains depressed and operating results were again a loss; however expenditures for 2012 totaled $1,833,000 compared to $1,492,000 in 2011. Capital expenditures during 2012 were split between the CACS segment and the two HVAC companies. The CACS expenditures were primarily for development of the next phase of the Pueblo aggregate deposit and amending permits related to reopening the Pikeview Quarry. Expenditures for the two HVAC companies were primarily for routine replacement or refurbishing of equipment.

Investing activities during 2011 used cash of $1,397,000. The Company limited capital expenditures during 2011 as sales volume remained depressed. Capital expenditures of $1,492,000 during 2011were primarily for the CACS segment and included $453,000 for development, permitting and equipment in preparation for mining the next phase of the Pueblo aggregate deposit. An additional $210,000 was spent for the buyout of three leased mixer trucks and the upgrade of a dozer. The remaining expenditures were primarily for routine replacement or refurbishing of equipment in all of the segments.

Financing activities during 2012 used $4,185,000 as the Company devoted the cash generated by operations as well as the return of the $4,340,000 cash collateral deposit from the Company’s casualty insurance provider to pay off the revolving bank loan balance and make scheduled repayments on its long-term debt. The refund from the insurance provider was received during the first quarter of 2012 when the Company provided a bank letter of credit to replace the cash deposited with the insurance provider to collateralize the Company’s self-insured claims.

During 2011, financing activities provided $1,648,000 as the Company borrowed $2,400,000 against its revolving bank loan and reduced long-term debt by $1,252,000, including $1,000,000 of scheduled principal repayments. During 2011 the casualty insurance provider returned $500,000 of the cash collateral deposit for self-insured claims to the Company.

Budgeted capital spending for 2013 is approximately $2,351,000. Projected depreciation, depletion and amortization are approximately $3,135,000.  Planned capital expenditures are spread across all four segments. The CACS segment has budgeted the purchase of four new mixer trucks and major refurbishment of some older equipment. The capital expenditures of the other segments relate primarily to routine replacement of equipment, tools and dies. The Company expects to fund the planned capital expenditures from available cash and operating cash flow or, on a temporary basis, funds available from the revolving credit facility. In addition, the Company is evaluating leasing proposals for the mixer trucks.

Sales of the Company’s HVAC products are seasonal except for fan coils. Sales of furnaces, heaters and evaporative coolers are sensitive to weather conditions particularly during the peak selling season. Fan coil sales are, to a significant extent, dependent on commercial construction, particularly of hotels. Revenues in the CACS segment are primarily dependent on the level of construction activity along the Southern Front Range in Colorado. The level of construction activity over the past four years has been depressed due to the economic downturn, tighter credit markets and large quantity of repossessed homes for sale. This situation has prevailed throughout most of the United States. Although construction activity improved during 2012, price competition has remained intense. Inclement weather during the winter months in southern Colorado can result in significantly reduced sales in those months even under robust economic conditions. Sales for the Door segment are not as seasonal nor are they much affected by weather conditions. Historically, the Company has experienced operating losses during the first quarter except when the weather is mild and demand strong along the Southern Front Range. Operating results typically improve in the second and third quarters reflecting more favorable weather conditions in southern Colorado and the seasonal sales of the Evaporative Cooling segment. Fourth quarter results can vary based on weather conditions in Colorado as well as in the principal markets for the Company’s heating equipment. The Company typically experiences operating cash flow deficits during the first half of the year reflecting operating results, the use of sales dating programs (extended payment terms) related to the Evaporative Cooling segment and payments of the prior year’s accrued incentive bonuses and Company profit-sharing contributions, if any. As a result, the Company’s borrowings against its revolving credit facility tend to peak during the second quarter and then decline over the remainder of the year.

Revolving Credit and Term Loan Agreement

Under a previous secured credit agreement entered into on April 16, 2009, the lender required the Company to enter into an interest rate swap transaction to hedge the interest rate on $5,000,000 of term debt. The notional amount was decreased by $500,000 on September 30, 2011 and $500,000 on December 31, 2011 such that the notional amount at December 31, 2011 was $4,000,000. The notional amount was further reduced by $500,000 on March 31, 2012 and the interest rate swap transaction terminated on April 16, 2012.

The Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) effective November 18, 2011 in order to obtain a waiver of the covenant requiring a Fixed Charge Coverage Ratio of 1.15 to 1.00 as of October 1, 2011, to extend the maturity date of the 2009 Credit Agreement and to modify certain other amounts, terms and conditions. The Credit Agreement provided the Company with a revolving credit facility in the amount of $20,000,000 (“Revolving Commitment”) and funded a term loan in the original principal amount of $4,648,000. Borrowings under the Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles, certain real estate and the common stock of all of the Company’s subsidiaries. Borrowings under the Revolving Commitment are limited to 80% of eligible accounts receivable and 50% of eligible inventories. Borrowings under the Credit Agreement bear interest based on a London Interbank Offered Rate (LIBOR) or prime rate based option.

The Credit Agreement either limits or requires prior approval by the lender of additional borrowings, acquisition of stock of other companies, purchase of treasury shares and payment of cash dividends. Payment of accrued interest is due monthly or at the end of the applicable LIBOR period on both the revolving credit borrowings and the term debt borrowings. Principal payments under the term loan are due quarterly with a final payment of all remaining unpaid principal at the maturity date.

The Company entered into the First Amendment to Credit Agreement effective March 21, 2013 to reduce the revolving credit limit to $15,000,000 and to modify certain of the financial covenants, related definitions and test dates. The Credit Agreement as amended provides for the following:

•      The Company must not permit Earnings Before Interest, Taxes, Depreciation and Amortization (Minimum EBITDA) to be less than $1,500,000 for the nine month period ending September 28, 2013 or permit the Minimum EBITDA to be less than $2,500,000 for the fiscal year ending December 28, 2013.

•      The Minimum Fixed Charge Coverage Ratio is not permitted to be below 1.0 to 1.0 for the Computation Period ending March 29, 2014 increasing to 1.15 to 1.0 for the Computation Period ending June 28, 2014 and each Fiscal Quarter end thereafter.

•      The Company must maintain a Minimum Tangible Net Worth as of the last day of any Computation Period of $35,000,000 increased by (but not decreased by) 50% of the Consolidated Net Income beginning with the 2013 fiscal year.

•       The Balance Sheet Leverage Ratio as of the last day of any Computation Period may not exceed 1.00 to 1.00.

•      With respect to the Computation Periods ending March 30, 2013 and June 29, 2013, if the Revolving Outstandings are less than $5,000,000 and Excess Availability is greater than $5,000,000, then the only financial covenants under the Credit Agreement to be tested in respect of such Computation Periods shall be Tangible Net Worth and the Balance Sheet Leverage Ratio.

•      The Company must pay within 120 days after the end of each Fiscal Year, an amount equal to fifty percent of Excess Cash Flow for such Fiscal Year. The lender waived this provision for the 2012 fiscal year.

•       Annual capital expenditures may not exceed $4,000,000.

•       Inventory borrowings are limited to a maximum of $8,500,000.

•       The maturity date of the credit facility is May 1, 2015.

•       Interest rate pricing for the revolving credit facility is LIBOR plus 3.25% or the prime rate plus 1%. The interest on the term loan is LIBOR plus 3.75% or the prime rate plus 1.5%.

Definitions under the Credit Agreement as amended are as follows:

•       Minimum Tangible Net Worth is defined as net worth plus subordinated debt, minus intangible assets (goodwill, intellectual property, prepaid expenses, deposits and deferred charges), minus all obligations owed to the Company or any of its subsidiaries by any affiliate or any or its subsidiaries and minus all loans owed by its officers, stockholders, subsidiaries or employees. There are no loans owed by any of the referenced parties at December 29, 2012 or as of the date of this filing except for a loan of $352,000 to an officer of one of the Company’s subsidiaries made during the first quarter of fiscal 2011in conjunction with his relocation.

•       Excess Cash Flow is defined as meaning for any period, the remainder of (a) Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) for such period, minus (b) the sum, without duplication, of (i) scheduled repayments of principal of the term loan made during such period, plus, (ii) voluntary prepayments of the term loan during such period, plus (iii) mandatory prepayments of the term loan during such period to the extent the amount of such mandatory prepayment was included in EBITDA for such period, (iv) cash payments made in such period with respect to capital expenditures, plus (v) all income taxes paid in cash by the Company during such period, plus (vi) cash interest expense of the Company during such period.

•       Fixed Charge Coverage Ratio is defined as, for any computation period, the ratio of (a) the sum for such period of (i) EBITDA minus (ii) the sum of income taxes paid in cash and all unfinanced capital expenditures to (b) the sum for such period of (i) interest expense plus (ii) required payments of principal of the term debt.

•       Balance Sheet Leverage Ratio is defined as the ratio of Total Debt to Tangible Net Worth.

There were no outstanding borrowings under the revolving credit facility as of December 29, 2012 or the date of this report. The highest balance outstanding on the revolving credit facility during 2012 was $8,150,000. Average outstanding revolving credit during the year was $4,125,000. The weighted average interest rates on the outstanding revolving credit and term debt in 2012 and 2011 were 5.0% and 5.2%, respectively, including the effect of the interest rate swap discussed above. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the available borrowing capacity exceeded the cash needs of the Company and this situation is expected to continue for the foreseeable future.

The Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement, will be sufficient to cover expected cash needs, including servicing debt and planned capital expenditures, for the next twelve months. The Company was in compliance with all debt covenants as of December 29, 2012 and expects to be in compliance with all debt covenants, as amended, throughout 2013.

Reconciliation of Fair Value of Reporting Units to Market Capitalization

The Company estimates that the aggregate fair value of its four reporting units as of December 29, 2012 is approximately $67,600,000. The fair value of the CACS reporting unit was determined as described in the Critical Accounting Policies discussion of Goodwill and Other Intangible Assets below. The fair value of all other reporting units was estimated by management based on a discounted cash flow valuation using a 13% discount rate in all cases. After deducting all outstanding funded debt the calculation yields a net fair value of the equity of the reporting units of $63,692,000. The Company’s market capitalization as of December 29, 2012 was approximately $25,049,000 based on a December 29, 2012 share price of $15.33 and 1,634,000 common shares outstanding. It is the Company’s opinion that its share price reflects the negative impact of its corporate office expenses as many of these would not be required to operate the individual companies. It is also the Company’s opinion that the value of its operating businesses is not diminished as a result of the corporate expenses. Therefore, in the Company’s opinion, in reconciling the fair value of the operating units to the market capitalization an adjustment to the market capitalization for the corporate expenses is appropriate. Using the five year average corporate office expenses after the related income tax benefit and applying a 13% capitalization rate results in an adjusted market capitalization of $38,143,000 as of December 29, 2012. In the Company’s opinion, the difference between the net fair value of the reporting units and the adjusted market capitalization represents the value of the control premium. As of December 29, 2012 the control premium is approximately 67% of the adjusted market capitalization. The Company believes this level of control premium is reasonable and falls within a range based upon actual control premiums involving merger transactions of companies in the SIC codes under which we operate. A reconciliation of the fair value of the reporting units to the adjusted market capitalization is shown in the table below. Amounts are in thousands except share data.

	Market Capitalization	Market Capitalization
	Based on	Based on the highest
	December 29, 2012	2013 year-to-date
	Closing Price	Closing Price of
	$15.33 Per Share	$19.29 Per Share
Estimated Fair Value of Reporting Units	$67,600	$67,600
Less outstanding funded debt as of 12/29/2012 and 2/12/2013	(3,908)	(3,783)
Net Fair Value of Reporting Units	$63,692	$63,817

Market capitalization:
1,634,000 and 1,646,000 common shares outstanding	$25,049	$31,751
Adjustment for corporate expenses after income tax effect	13,093	13,093
Adjusted Market Capitalization	38,142	44,844
Control Premium	25,550	18,973
Fair Value of Reporting Units as determined above	$63,692	$63,817
Control Premium as a percentage of Adjusted Market Capitalization	67%	42%

The lowest closing price of the Company’s common stock since December 29, 2012 was $13.95.  Based on the $13.95 closing price of January 7, 2013 this same computation yields a control premium of 78%.

A significant portion of the Company’s common stock is closely held. At December 29, 2012, the two largest shareholders and other officers and directors together own approximately 76% of the outstanding shares. The remaining shares (“available float”) represent only 24% of the outstanding shares. Generally, there is limited trading activity in the Company’s shares. On some trading days there is no trading activity. The Company’s share price is subject to sharp volatility on trades of a few hundred shares or less.  For these reasons, it is the opinion of the Company that its market capitalization at any given time is not indicative of the aggregate fair value of the reporting units.

Insurance Policies

The Company maintained insurance policies since March 31, 2012 with the following per incident deductibles and policy limits:

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

DISCUSSION OF CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

2012 vs. 2011

Consolidated sales in 2012 were $113,228,000, an increase of $6,022,000 or 5.6% compared to 2011. Sales in the Concrete, Aggregates and Construction Supplies (“CACS”) segment increased $8,517,000 (26.9%) as local construction markets exhibited moderate improvement from depressed levels seen over the last three or four years. Sales in the Door and Evaporative Cooling segments increased slightly from the prior year. Sales in the Heating and Cooling segment were $3,265,000 (8.7%) lower in 2012 compared to 2011. Sales of furnaces and heaters fell by $4,163,000 (15%) from a strong sales year in 2011. Fan coil sales increased by $795,000 reflecting a modest improvement in a still slow commercial construction market.

The consolidated gross profit ratio in 2012 was 16.1% compared to 18.8% for 2011. The principal reason for the lower gross profit ratio is attributable to a four point decline in the gross profit ratio in the CACS segment. The principal contributor to the lower gross profit ratio in the CACS segment was higher costs and an unfavorable sales mix shift to lower priced products in the aggregates business. The gross profit ratios in 2012 for the other three business segments were not substantially different compared to 2011. Selling and administrative expenses in 2012 were substantially the same in 2012 as in the prior year. Reduced litigation expenses associated with the settlement of the Pikeview Quarry insurance litigation were offset by higher legal fees in the Heating and Cooling segment, an increase in employee healthcare costs and some increases in compensation. As a percentage of consolidated sales, all selling and administrative expenses were 16.3% in 2012 compared to 17.2% in the prior year.

The operating loss in 2012 was $3,724,000 compared to an operating loss of $2,288,000 in the prior year principally reflecting the diminished gross profits of the CACS segment and the lower level of furnace sales in the a Heating and Cooling segment.

On December 13, 2012 the Company reached a settlement of a lawsuit filed by the Company against its insurance provider in November, 2010. The suit was related to a business interruption and property damage claim resulting from a landslide at the Company’s Pikeview Quarry in December 2008. The insurance company agreed to pay a gross amount of $13,100,000. The Company received $9,452,000 after paying $3,648,000 of contingent legal fees to its outside legal counsel. The net amount received ($9,452,000) is reported as non-operating income in 2012.

Net interest expense (exclusive of amortization of deferred financing costs) in 2012 was $556,000 compared to $558,000 in 2011. The weighted average interest rate on outstanding funded debt in 2012, including the effect of an interest rate swap and finance charges on letters of credit was approximately 6.9% compared to 5.2% in 2011. Excluding finance charges on letters of credit, the average interest rate on outstanding funded debt was 5.6% in 2012 compared to 5.2% in 2011. Average outstanding funded debt in 2012 was $8,569,000 compared to $11,578,000 in 2011. The Company used a portion of the cash received from the settlement of the Pikeview litigation to pay off all outstanding revolving credit borrowings. In addition, the lower level of outstanding funded debt reflects the replacement of a $4,340,000 cash collateral deposit previously placed with the Company’s casualty insurance provider with a bank letter of credit on March 1, 2012. Finally, the reduction in outstanding funded indebtedness also reflects the scheduled quarterly repayments of term debt.

The Company’s effective income tax rate reflects federal and state statutory income tax rates adjusted for non-deductible expenses, tax credits and other tax items. The effective income tax rate related  to the income from continuing operations in 2012 was 33.5% compared to a benefit of 38.1% related to the 2011 loss from continuing operations.

The Company operates four businesses in two industry groups. The businesses are seasonal, weather sensitive and subject to cyclical factors. The following addresses various aspects of operating performance focusing on the reportable segments within each of the two industry groups.

Construction Products Industry Group

The table below presents a summary of operating information for the two reportable segments within the Construction Products industry group for the fiscal years 2012 and 2011 (amounts in thousands).

	Concrete, Aggregates and Construction Supplies	Door
2012
Revenues from external customers	$40,231	$12,690
Segment gross profit	1,701	2,811
Gross profit as percent of sales	4.2%	22.2%
Segment operating (loss) income	(4,992)	527
Operating (loss) income as a percent of sales	(12.4)%	4.2%
Segment assets	$31,629	$5,767
Return on assets	(15.8)%	9.1%

2011
Revenues from external customers	$31,714	$12,330
Segment gross profit	2,588	2,721
Gross profit as percent of sales	8.2%	22.1%
Segment operating (loss) income	(4,975)	553
Operating (loss) income as a percent of sales	(15.7)%	4.5%
Segment assets	$32,289	$5,827
Return on assets	(15.4)%	9.5%

Concrete, Aggregates and Construction Supplies Segment

2012 vs. 2011

The product offerings of the CACS segment consist of ready-mix concrete, aggregates and construction supplies. Ready-mix concrete and aggregates are produced at multiple locations in or near Colorado Springs and Pueblo, Colorado. Construction supplies encompass numerous products purchased from third party suppliers and sold to the construction trades particularly concrete sub-contractors. In 2012 concrete, aggregates and construction supplies account for approximately 58%, 33% and 9% of sales of the CACS segment, respectively, including aggregates consumed internally in the production of concrete. In 2011 the sales mix between concrete, aggregates and construction supplies was 61%, 29% and 10%, respectively. Sales including aggregates consumed internally increased by $9,397,000 (25.5%). Sales to third parties increased $8,517,000 (26.9%). The higher sales reflect a moderate improvement in the local construction markets from depressed conditions that prevailed in the past three or four years. Ready-mix concrete sales, excluding flow fill material supplied to one particular project, increased by $3,003,000 (14.8%) in 2012. Concrete volume increased by 13.9% accounting for nearly all of the higher concrete sales. Average concrete prices during 2012, excluding flow fill material, increased less than 1% compared to 2011. The meager price increase reflects a still intense level of competition in the ready-mix concrete market. Cement costs per yard increased by 9.2% in 2012 compared to 2011. Delivery fuel cost per yard was approximately 35 cents (7.3%) lower due principally to larger load sizes and improved delivery efficiency typically experienced when volume improves. The gross profit ratio from concrete improved to 4.5% in 2012, up from 3.7% in 2011. The Company estimates that virtually all of the improvement in the gross profit ratio was due to the higher unit volume. Sales of flow fill material in 2012 were $1,066,000 compared to $286,000 in 2011. All such sales in 2012 and 2011 were for a water pipeline installation between Colorado Springs and the Pueblo Reservoir. No flow fill sales are anticipated in 2013.

Sand, crushed limestone and gravel (“aggregates”) are produced and sold from various deposits in and around Colorado Springs and Pueblo, Colorado. In both 2012 and 2011 aggregates were produced from four separate locations; two in or near Colorado Springs and two in or near Pueblo. The Pikeview Quarry near Colorado Springs remained closed in both 2012 and 2011. Sales volume (tons) of construction aggregates, including those used internally in the production of ready-mix concrete, increased by 52.3% in 2012. Average selling prices were down by approximately 89 cents per ton or approximately 13.9%. This decrease is principally the result of a change in the particular products sold (sales mix) as opposed to a reduction in selling prices. Sales of unprocessed (“pit run”) sand from the company’s Colorado Springs sand operation were higher in 2012 than in 2011. Also, the Pueblo gravel pit is yielding a higher ratio of sand to rock compared to earlier years. The selling price of the Pueblo sand is substantially less than that for rock or coarse aggregate. Total sales of aggregates, including those consumed internally were $4,519,000 (41.7%) higher in 2012 compared to 2011. The company’s sand operation also produces industrial sand used in well fracing, the production of stucco and other purposes. As a percentage of total tons of aggregates sold in 2012 and 2011, industrial sand sales were approximately 1.6% and 2.9%, respectively, of total aggregate sales volume. Sales of industrial sand decreased by approximately $244,000 (14.4%) in 2012. The lower sales were due to lower volume as average prices for industrial sand were virtually unchanged. The gross profit from all aggregate operations in 2012 was $123,000 compared to $1,428,000 in 2011. Repairs and maintenance expenses for all aggregates operations were approximately $592,000 higher in 2012 compared to 2011. Most of the additional repairs and maintenance expenditures were at the Pueblo aggregate operation. Gross profits in 2012 were reduced by approximately $350,000 due to a write-down of the rock and sand inventories. The ongoing net cash expenses of the idle Pikeview Quarry were $500,000 in 2012 compared to $410,000 in 2011. The balance of the decrease in gross profit is principally attributable to the sales mix shift to lower priced products due either to market demand or, in the case of the Pueblo operations, the nature of the deposit.

Sales of construction supplies increased by $795,000 (22.7%). The gross profit ratio increased to 8.2% from 6.9% in 2011. The Company estimates that nearly all of the increase in gross profit ratio was the result of the higher sales volume.

Selling and administrative expenses were $501,000 lower in 2012 compared to 2011. Expenses related to the Pikeview insurance litigation were $462,000 lower in 2012.

The Pikeview insurance litigation was settled on December 13, 2012. The insurance company agreed to pay a gross amount of $13,100,000. The Company received $9,452,000 after paying contingent legal fees of $3,648,000. The Company has applied for a new mining permit from the Department of Mining, Reclamation and Safety of the State of Colorado to resume mining at the Pikeview Quarry. The Company believes that it will be able to obtain a mining permit and that production at the Pikeview Quarry will resume sometime in 2013.

The prices of two commodities, cement and diesel fuel, can have a significant effect on the results of operations of this segment. The Company negotiates cement prices with producers who have production facilities in or near the concrete markets what we serve. The Company may negotiate separate cement prices for large construction projects depending on the demand for and availability of cement from the local producers. The Company buys diesel fuel from local distributors. It may from time to time enter into a short term arrangement with a distributor whereby the price of diesel fuel is fixed for a period of up to six months. The Company does not otherwise hedge diesel fuel prices. Changes in the cost of these two commodities have a direct effect on the results of operations depending upon whether competitive conditions prevailing in the marketplace enable the Company to adjust its selling prices to recover the increased costs.

Door Segment

2012 vs. 2011

The Door segment sells hollow metal doors, door frames and related hardware, wood doors, lavatory fixtures and electronic access and security systems. Nearly all of the Door segments sales are for commercial and institutional buildings such as schools and healthcare facilities. Approximately 65% to 70% of the sales of the Door segment are related to jobs obtained through a competitive bidding process. Bid prices may be higher or lower than bid prices on similar jobs in the prior year. The Door segment does not track unit sales of the various products through its accounting or management reporting. Management relies on the level of the sales backlog, the trend in sales and the gross profit rate in managing the business.

Door sales in 2012 were $360,000 (2.9%) more than the previous year. The construction market, particularly with the State of Colorado, was weak throughout most 2011. The company experienced some increase in bidding activity in 2012. The gross profit ratio in 2012 was 22.2%, up from 22.1% in 2011. The modest improvement was principally the result of a small reduction in shop overhead expenses coupled with the increased sales.

Sales and administrative expenses increased by $118,000. Most of the increase represents higher salaries, wages and employee healthcare costs. As a percentage of sales, these expenses were 16.9% and 16.5%, respectively, in 2012 and 2011.

The Door segment sales backlog at the end of 2012 was $5,817,000 compared to $3,275,000 at the end of 2011.

HVAC Industry Group

The table below presents a summary of operating information for the two reportable segments within the HVAC industry group for the fiscal years 2012 and 2011 (amounts in thousands).

	Heating and Cooling	Evaporative Cooling
2012
Revenues from external customers	$34,215	$25,734
Segment gross profit	7,999	5,647
Gross profit as percent of sales	23.4%	21.9%
Segment operating income	1,736	2,129
Operating income as a percent of sales	5.1%	8.3%
Segment assets	$17,054	$12,250
Return on assets	10.2%	17.4%

2011
Revenues from external customers	$37,480	$25,324
Segment gross profit	9,083	5,673
Gross profit as percent of sales	24.2%	22.4%
Segment operating income	2,730	2,212
Operating income as a percent of sales	7.3%	8.7%
Segment assets	$19,600	$11,967
Return on assets	13.9%	18.5%

Heating and Cooling Segment

2012 vs. 2011

In 2012, approximately 69% of sales in the Heating and Cooling segment consisted of wall furnaces and heaters. Fan coils accounted for 28% of the segment’s sales and other products made up the remaining 3%. In 2011 these shares of total segment sales were 74%, 23% and 3%, respectively. Sales in the Heating and Cooling segment in 2012 decreased by $3,265,000 (8.7%) compared to 2011. Unit sales of furnaces and heaters were down 16.5% in 2012 compared to 2011. Unit volume in 2011 was higher than usual in part due to some government-sponsored rehabilitation projects at multifamily dwellings. Sales of furnaces and heaters were $4,163,000 (15%) lower in 2012. All of the decrease is attributable to the lower unit volume. The average selling price of furnaces and heaters increased by approximately 1.7% in 2012 compared to the prior year.

Sales of fan coils increased by $795,000 due to some improvement in a weak commercial construction market. Typically, approximately 90% of the sales of fan coils are custom-made systems for hotels and other commercial buildings. Fan coil sales in 2012 were in line with this historical experience. The jobs are obtained through a competitive bidding process. Since every bid job is a unique configuration of materials and parts, the company does not track units of sales or production as such unit volume data would not be useful in managing the business. Management focuses on the current level of sales, the sales backlog, and the contribution margin in managing the fan coil business. Contribution margin is an internal measure of profitability for a product or product line. Contribution margin is measured by deducting variable manufacturing costs and variable selling expenses from sales for a particular product line. The fan coil contribution margin percentage increased by approximately 9 points in 2012 compared to 2011. The fan coil sales backlog at the end of 2012 was approximately $667,000 compared to $2,552,000 at the end of 2011. The backlog at the end of 2011 included approximately $1,500,000 for one new hotel project in Atlanta, Georgia.

The Heating and Cooling segment’s gross profit ratio declined from 24.2% in 2011 to 23.4% in 2012. The lower gross profit ratio is principally related to the change in product mix as typically profit margins on fan coils are lower than the margin on furnaces and heaters.

Selling and administrative expenses in 2012 were approximately $79,000 lower than the previous year. Reduced marketing and sales expenses related to the fan coil product line, including the closing of the Oklahoma City sales office were largely offset by higher legal fees. As a percentage of sales, such expenses were 17.2% in 2012 compared to 15.9% in 2011.

Evaporative Cooling Segment

2012 vs. 2011

Sales of evaporative coolers increased by $410,000, approximately 1.6%, in 2012 compared to the prior year. Unit sales of evaporative coolers decreased by 3.5% in 2012.  Average selling prices per unit increased approximately 5%. The mix of units sold between residential, single inlet and commercial units remained about the same between the two years. The gross profit ratio in 2012 was 21.9% compared to 22.4% in 2011.  The decrease in the gross profit ratio was principally the result of an 8.4% reduction in production volume and a 4.2% increase in manufacturing overhead costs. Selling and administrative expenses were approximately $111,000 (3.6%) higher in 2012 due principally to higher selling expenses including sales staff compensation.  As a percentage of sales, these expenses were 12.4% and 12.2% in 2012 and 2011, respectively.

Both businesses in the HVAC group are sensitive to changes in prices for a number of different raw materials, commodities and purchased parts.  Prices of steel and copper in particular can have a significant effect on the results of operations of this group.  The Company is not currently a party to any hedging arrangements with regard to copper or steel.

OUTLOOK

Overall the Company expects sales in 2013 to be modestly higher compared to 2012. Based on the improvement in volume during 2012, we believe the construction market along the Southern Front Range of Colorado is beginning to revive and will exhibit some, though small, improvement in 2013. However, we still expect sales volume to be low compared to prior more robust periods. The Company believes that price competition will remain extremely sharp in the CACS segment. Competitive bid prices on larger ready-mix projects still indicate resistance to a higher pricing level by some competitors. Local cement suppliers have announced price increases and fuel prices are always an uncertainty. The Company anticipates that it will be able to obtain permits to resume operations at the Pikeview Quarry during 2013.

The Company’s HVAC Industry Group anticipates some increase in sales in 2013. We expect the fan coil market to improve from its current slow pace.  Sales of furnaces, heaters and evaporative coolers are primarily for replacement purposes and therefore are not reliant on new construction. Sales of these products are generally dependent on the overall strength of the economy especially employment levels. Sales of furnaces heaters and evaporative coolers are also significantly influenced by weather conditions particularly during the usual selling season.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission requires all registrants, including the Company, to include a discussion of “critical” accounting policies or methods used in the preparation of financial statements. We believe the following are our critical accounting policies and methods.

Goodwill and Other Intangible Assets

The Company annually assesses goodwill for potential impairment as of the last day of its fiscal year. In addition, to the extent that events occur, either involving the relevant reporting unit or in their industries, the Company revisits its assessment of the recorded goodwill to determine if impairment has occurred and should be recognized. As of December 29, 2012, the Company has recorded $7,229,000 of goodwill consisting of $6,229,000 related to the CACS reporting unit and $1,000,000 related to the Door reporting unit.

At the end of 2011, the Company early adopted Accounting Standards Update (ASU) 2011-08 which allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. At the end of 2012 and 2011, the Company concluded that the market conditions continuing to affect the CACS reporting unit dictated that the quantitative analysis was more appropriate than the qualitative analysis. For purposes of measuring the fair value of the CACS reporting unit the Company engages the services of an independent investment banking firm to assist management with the calculation. The fair value of this reporting unit is determined by applying three valuation methods. These are 1) discounted cash flow (“DCF”) valuation, 2) an analysis of comparable transactions within the industry and 3) comparable enterprise valuations of other public companies in the industry. The DCF valuation involves projecting future cash flows. The cash flow projection entails key assumptions with regard to unit sales volumes, gross profit rate per unit or per sales dollar, capital expenditures and the discount rate. These assumptions were provided by management or discussed with the investment banking firm and agreed upon prior to use in the DCF calculation. The cash flow projection assumes a gradual recovery in construction activity along the Southern Front Range in Colorado, the reporting unit’s principal market area. However, projected unit volumes do not reach levels achieved in this reporting unit during the peak of the previous business cycle. The projections assume that the Company will resume operations at the Pikeview Quarry. The cash flow projections also assume some increase in gross profit rates compared to current levels due to an increase in volume, an improvement in the relationship of selling prices for concrete relative to cement unit costs and some cost reductions. The projected gross profit rates do not exceed levels previously attained. Projected capital expenditures are compatible with the projected unit sales volume. The cash flow forecasts are adjusted by a discount rate that takes into consideration both the time value of money and the investment risk. The valuation of the CACS segment, assuming discount rates ranging between 13.0% and 14.0%, approximates $29.9 million to $33.3 million. The independent investment banking firm was instrumental to management in researching transactions within the industry that were consummated during 2012, concluding that there were very few such transactions that could be viewed as comparable to the CACS segment. Currently, as a result of low EBITDA (earnings before interest, income taxes, depreciation and amortization) within the construction materials industry, many industry analysts are now applying multiples of Mid-Cycle or average EBITDA in valuing transactions. The CACS segment’s 13 year average EBITDA (mid-cycle) is $6.3 million. While historic EBITDA multiples suggest that the 8 year average is 8.2 times EBITDA, the industry multiple more often seen applied to mid-cycle EBITDA is 5.5 times to 6.0 times. When applying this EBITDA multiple to the CACS mid-cycle EBITDA, the calculated value is between $34.7 million to $37.8 million. Six other publicly traded companies were identified for purposes of the comparable enterprise valuation. Since the CACS reporting unit had negative EBITDA in fiscal 2012, the comparable enterprise valuation was based on projected EBITDA. The average projected 2014 EBITDA multiple was 7.6 and the median EBITDA multiple was 7.2. The Comparison of Public Companies methodology results in a valuation of the CACS reporting unit of $39.2 million to $41.4 million when applying the 2014 projected EBITDA of that reporting unit.

Long-lived Assets (other than Goodwill and Intangible Assets)

The Company reviews long-lived assets by asset group for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the amount and useful life over which cash flows will occur and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available given the Company’s historical experience and internal business plans. The Company has determined that there was no impairment of such long-lived assets in 2012 other than the $73,000 write-down of the “Real estate held for resale — related party” based upon an appraisal obtained from an independent real estate appraiser.

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

Guidance provided by the Codification that cash consideration (including sales incentives) given by a vendor to a customer is presumed to be a reduction of the selling prices of the vendor’s products or services unless both of the following conditions are met: a) the vendor receives an identifiable benefit in exchange for the consideration and b) the vendor can reasonably estimate the fair value of the benefit. Under this guidance, volume incentives and customer discounts provided to our customers are presumed to be a reduction in the selling price of our products and accordingly we record these as a reduction of gross sales. We require that our customers submit proof of both the advertisement and the cost of the advertising expenditure before we allow a deduction for cooperative advertising. Since the Company receives an identifiable and quantifiable benefit, these costs are recorded as selling and administrative expenses. These programs did not have a material effect on the operations of 2012 compared to 2011.

Recently Issued Accounting Standards

The “Recently Issued Accounting Pronouncements” section of Note 1 discusses new accounting policies adopted by the Company since 2011 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards has an effect on our financial condition, results of operations or liquidity, the impacts are discussed in the applicable notes to the consolidated financial statements.

Item 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide information in response to this item.

Item 8.                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Continental Materials Corporation

Consolidated Statements of Operations

For Fiscal Years 2012 and 2011

(Amounts in thousands, except per share data)

	2012	2011

Sales	$113,228	$107,206
Costs and expenses
Cost of sales (exclusive of depreciation, depletion and amortization)	94,947	87,019
Depreciation, depletion and amortization	3,627	4,193
Selling and administrative	18,446	18,482
Gain on disposition of property and equipment	(68)	(200)
Operating loss	(3,724)	(2,288)
Interest expense	(556)	(558)
Amortization of deferred financing fees	(60)	(205)
Net proceeds from settlement of insurance claim litigation	9,452	—
Other income, net	13	19
Income (loss) from continuing operations before income taxes	5,125	(3,032)
(Provision) benefit for income taxes	(1,717)	1,154
Net income (loss) from continuing operations	3,408	(1,878)
Loss from discontinued operation net of income tax benefit of $17 and $43	(19)	(70)

Net income (loss)	$3,389	$(1,948)

Net income (loss) per basic and diluted share:
Continuing operations	$2.08	$(1.16)
Discontinued operation	(.01)	(.04)
Net income (loss) per basic and diluted share	$2.07	$(1.20)

Average shares outstanding	1,634	1,617

The accompanying notes are an integral part of the consolidated financial statements.

Continental Materials Corporation

Consolidated Statements of Cash Flows For Fiscal Years 2012 and 2011

(Amounts in thousands)

	2012	2011
Operating activities
Net income (loss)	$3,389	$(1,948)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	3,627	4,193
Deferred income tax provision	957	(1,185)
Compensation of Board of Directors by issuance of treasury shares	150	448
Provision for doubtful accounts	164	10
Reduction in carrying value of real estate held for resale	73	—
Gain on disposition of property and equipment	(68)	(200)
Changes in working capital items:
Receivables	(1,749)	1,683
Inventories	1,550	(774)
Prepaid expenses	(65)	110
Real estate held for resale	—	(723)
Prepaid royalties	(100)	(231)
Accounts payable and accrued expenses	335	(1,288)
Income taxes payable and refundable	(1,504)	(281)
Other	85	(257)
Net cash (used in) provided by operating activities	6,844	(443)

Investing activities
Capital expenditures	(1,833)	(1,492)
Loan to subsidiary executive — related party	—	(352)
Collection of note received from sale of RMRM	—	240
Cash proceeds from sale of property and equipment	68	207
Net cash used in investing activities	(1,765)	(1,397)

Financing activities
Borrowings (repayments) on the revolving bank loan, net	(8,150)	2,400
Repayments of long-term debt	(375)	(1,252)
Return of cash deposit for self-insured claims	4,340	500
Net cash (used in) provided by financing activities	(4,185)	1,648

Net increase (decrease) in cash and cash equivalents	894	(192)

Cash and cash equivalents
Beginning of year	840	1,032
End of year	$1,734	$840

Supplemental disclosures of cash flow items
Cash paid (received) during the year
Interest	$588	$658
Income taxes, net	2,247	(261)

The accompanying notes are an integral part of the consolidated financial statements.

Continental Materials Corporation

Consolidated Balance Sheets As of December 29, 2012 and December 31, 2011

(Amounts in thousands except share data)

	December 29, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$1,734	$840
Receivables less allowance of $469 and $500	19,761	18,176
Current portion of long-term note receivable — related party	—	35
Receivable for insured losses	185	439
Inventories	15,847	17,397
Prepaid expenses	1,329	1,264
Cash deposit for self-insured claims	—	4,340
Refundable income taxes	1,376	—
Deferred income taxes	1,291	1,624
Real estate held for resale — related party	650	723
Total current assets	42,173	44,838

Property, plant and equipment
Land and improvements	2,316	2,341
Buildings and improvements	20,494	20,453
Machinery and equipment	76,417	75,955
Mining properties	7,594	6,893
Less accumulated depreciation and depletion	(87,464)	(84,556)
	19,357	21,086

Other assets
Goodwill	7,229	7,229
Amortizable intangible assets, net	176	242
Prepaid royalties	1,746	1,646
Long-term note receivable — related party	352	317
Other	512	513
	$71,545	$75,871

LIABILITIES
Current liabilities
Current portion of long-term debt	$500	$500
Accounts payable	4,191	4,192
Income taxes	—	128
Accrued expenses
Compensation	1,721	1,752
Reserve for self-insured losses	2,595	2,676
Liability for unpaid claims covered by insurance	185	439
Profit sharing	757	589
Reclamation	230	230
Other	2,536	2,256
Total current liabilities	12,715	12,762

Revolving bank loan payable	—	8,150
Long-term debt	3,408	3,783
Deferred income taxes	803	179
Accrued reclamation	920	920
Other long-term liabilities	855	771
Commitments and contingencies (Note 6)

SHAREHOLDERS’ EQUITY
Common shares, $.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,815	1,870
Retained earnings	66,388	62,999
Treasury shares, at cost	(16,002)	(16,206)
	52,844	49,306
	$71,545	$75,871

The accompanying notes are an integral part of the consolidated financial statements.

Continental Materials Corporation

Consolidated Statements of Shareholders’ Equity

For Fiscal Years 2012 and 2011

(Amounts in thousands except share data)

	Common shares	Common shares amount	Capital in excess of par	Retained earnings	Treasury shares	Treasury shares cost
Balance at January 1, 2011	2,574,264	$643	$1,830	$64,947	975,986	$16,615
Net (loss)	—	—	—	(1,948)	—	—
Compensation of Board of Directors by issuance of treasury shares	—	—	40	—	(24,000)	(409)
Balance at December 31, 2011	2,574,264	643	1,870	62,999	951,986	16,206
Net income	—	—	—	3,389	—	—
Compensation of Board of Directors by issuance of treasury shares	—	—	(55)	—	(12,000)	(204)
Balance at December 29, 2012	2,574,264	$643	$1,815	$66,388	939,986	$16,002

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

The Heating and Cooling segment produces and sells gas-fired wall furnaces, console heaters and fan coils from the Company’s wholly-owned subsidiary, Williams Furnace Co. (WFC) of Colton, California. The Evaporative Cooling segment produces and sells evaporative coolers from the Company’s wholly-owned subsidiary, Phoenix Manufacturing, Inc. (PMI) of Phoenix, Arizona. Concrete, Aggregates and Construction Supplies (CACS) are offered from numerous locations along the Southern Front Range of Colorado operated by the Company’s wholly-owned subsidiaries Castle Concrete Company and Transit Mix Concrete Co., of Colorado Springs and Transit Mix of Pueblo, Inc. of Pueblo (the three companies collectively referred to as TMC). The Door segment sells hollow metal doors, door frames and related hardware, wood doors, lavatory fixtures and electronic access and security systems from the Company’s wholly-owned subsidiary, McKinney Door and Hardware, Inc. (MDHI), which operates out of facilities in Pueblo and Colorado Springs, Colorado.

In addition to the above reporting segments, an “Unallocated Corporate” classification is used to report the unallocated expenses of the corporate office which provides treasury, insurance and tax services as well as strategic business planning and general management services. Expenses related to the corporate information technology group are allocated to all locations, including the corporate office. An “Other” classification is used to report a real estate operation and the expenses of Williams EcoLogix, Inc. (WEI). WEI is a wholly owned subsidiary of WFC which was set up in anticipation of distributing a product that was being developed by a third party. The expenses incurred were associated with the subsidiary’s sole employee and miscellaneous related expenses. Development of the product has ceased and the sole employee was terminated in February 2013.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include Continental Materials Corporation and all of its subsidiaries (the Company). Intercompany transactions and balances have been eliminated. All subsidiaries of the Company are wholly-owned.

RECLASSIFICATIONS

Certain reclassifications have been made to the fiscal 2011 Consolidated Financial Statements to conform to the 2012 presentation. The reclassifications had no effect on the consolidated results of operations, the net increase in cash or the total assets, liabilities or shareholders’ equity of the Company.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During September 2011, the FASB issued Accounting Standards Update (ASU) 2011-08, Intangibles — Goodwill and Other (Topic 350); Testing Goodwill for Impairment which is effective for fiscal years beginning after December 15, 2011 although early adoption is allowed. The ASU allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The ASU expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The adoption of ASU 2011-8 did not have an impact on the profit or loss of the Company during either fiscal 2011 or fiscal 2102.

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles — Goodwill and Other (Topic 350); Testing Indefinite-Lived Assets for Impairment. The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement will not have a material impact on the Company’s financial statements.

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-4, “Fair Value Measurement,” to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with Generally Accepted Accounting Principles and International Financial Reporting Standards. The amendments in this Update explain how to measure fair value; they do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments are effective for annual periods beginning after December 15, 2011. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Currently there are no other significant prospective accounting pronouncements that are expected to have a material effect on the Company’s consolidated financial statements.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 29, 2012 and December 31, 2011 and the reported amounts of revenues and expenses during both of the two years in the period ended December 29, 2012. Actual results could differ from those estimates.

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

Notes Receivables with Related Parties: It was not practical to estimate the fair value of long-term receivables and payables with related parties. Also see discussion under Real Estate Held for Resale and Related Note Receivable — Related Party below.

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

INVENTORIES

Inventories are valued at the lower of cost or market and are reviewed periodically for excess or obsolete stock with a provision recorded, where appropriate. Cost for inventory in the HVAC industry group is determined using the last-in, first-out (LIFO) method. These inventories represent approximately 75% at December 29, 2012 and 73% of total inventories at December 31, 2011. The cost of all other inventory is determined by the first-in, first-out (FIFO) or average cost methods. Some commodity prices such as copper, steel, cement and diesel fuel have experienced significant fluctuations in recent years. Cement and diesel fuel prices are principally relevant to the CACS segment while steel prices and copper prices are principally relevant to our two HVAC businesses. The general effect of using LIFO is that the higher steel and copper prices are not reflected in the inventory carrying value. Those higher current costs are principally reflected in the cost of sales. Cement and fuel are relevant to our construction materials business. The inventories of the businesses using either FIFO or an average costing method for valuing inventories turn over frequently and at any point in time the amount of cement or fuel inventory is not significant. Due to these circumstances, the commodity fluctuations have primarily affected the cost of sales with little effect on the valuation of inventory. Due to the nature of our products, obsolescence is not typically a significant exposure, however our HVAC businesses will from time to time contend with some slow-moving inventories or parts that are no longer used due to engineering changes. We believe that our inventory valuation reserves are not material. Inventory reserves were less than 2% of the total FIFO inventory value. The recorded reserves are intended for such items.

REAL ESTATE HELD FOR RESALE AND RELATED NOTE RECEIVABLE — RELATED PARTY

The Company purchased the residence of and made a loan of $352,000 to an executive of one of the Company’s subsidiaries in connection with his relocation to head up WEI. The residence is classified as real estate held for resale. The carrying value of the residence was written down by $73,000 during 2012 based upon an appraisal commissioned in December 2012. The loan is secured by marketable securities and bears interest at 5%. The Company is currently in discussions to restructure this note to defer the timing of the payments and, therefore, no amount of the receivable is reflected as a current receivable at December 29, 2012. As the note is with a related party, it is not practicable to estimate its fair value.

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

OTHER ASSETS

As of December 29, 2012, the Company has recorded $7,229,000 of goodwill consisting of $6,229,000 related to the Concrete, Aggregates and Construction Supplies segment and $1,000,000 related to the Door segment. The Company annually assesses goodwill for potential impairment at the end of each year. In addition, the Company will reassess the recorded goodwill to determine if impairment has occurred if events arise or circumstances change in the relevant reporting segments or in their industries. No goodwill impairment was recognized for any of the periods presented.

Amortizable intangible assets consist of a non-compete-agreement, a restrictive land covenant and customer relationships related to the Company’s acquisition of the asset of ASCI (June 30, 2006). The non-compete agreement and the restrictive land covenant are being amortized on a straight-line basis over their respective lives of five and ten years. The customer relationships amount is being amortized over its estimated life of ten years using the sum-of-the-years digits method.

The Company is party to three aggregate property leases which require royalty payments. One of the leases calls for minimum annual royalty payments. Prepaid royalties relate to payments made for aggregate materials not yet extracted.

RETIREMENT PLANS

The Company and certain subsidiaries have various contributory profit sharing retirement plans for specific employees. The plans allow qualified employees to make tax deferred contributions pursuant to Internal Revenue Code Section 401(k). Prior to March 1, 2010, the Company matched employee contributions up to 3%. Since March 1, 2010, the Company no longer matches employee contributions. However, the Company may make annual contributions, at its discretion, based primarily on profitability. In addition, any individuals whose compensation is in excess of the amount eligible for the Company matching contribution to the 401(k) plan as established by Section 401 of the Internal Revenue Code, participate in an unfunded Supplemental Profit Sharing Plan. This plan accrues an amount equal to the difference between the amount the person would have received as Company contributions to his account under the 401(k) plan had there been no limitations and the amount the person will receive under the 401(k) plan giving effect to the limitations. Costs under the plans are charged to operations as incurred. As of December 29, 2012 and December 31, 2011, the unfunded liabilities related to the Supplemental Profit Sharing Plan were $870,000 and $732 000, respectively.

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

RECLAMATION

In connection with permits to mine properties in Colorado, the Company is obligated to reclaim the mined areas whether the property is owned or leased. The Company records a reserve for future reclamation work to be performed at its various aggregate operations based upon an estimate of the total expense that would be paid to a third party to reclaim the disturbed areas. Reclamation expense is determined during the interim periods using the units-of-production method. The adequacy of the recorded reserve is assessed quarterly. At each fiscal year-end, a more formal and complete analysis is performed and the expense and reserve is adjusted to reflect the estimated cost to reclaim the then disturbed and unreclaimed areas. The assessment of the reclamation liability may be done more frequently if events or circumstances arise that may indicate a change in estimated costs, recoverable material or period of mining activity. As part of the year-end analysis, the Company engages an independent specialist to assist in reevaluating the estimates of both the quantities of recoverable material and the cost of reclamation. Most of the reclamation on any mining property is generally performed soon after each section of the deposit is mined. The Company’s reserve for reclamation activities was $1,150,000 at both December 29, 2012 and December 31, 2011. The Company classifies a portion of the reserve as a current liability, $230,000 at both December 29, 2012 and December 31, 2011 based upon historical expenditures.

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

The Company is responsible for warranty related to the manufacture of its HVAC products. The Company does not perform installation services except for installation of electronic access and security systems in the Door segment, nor are maintenance or service contracts offered. Changes in the aggregated product warranty liability for the fiscal years 2012 and 2011 were as follows (amounts in thousands):

	2012	2011
Beginning balance	$134	$135
Warranty related expenditures	(215)	(227)
Warranty expense accrued	208	226
Ending balance	$127	$134

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

CONCENTRATIONS

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables and temporary cash investments. The Company may invest its excess cash in commercial paper of companies with strong credit ratings. The Company has not experienced any losses on these investments.

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. In many instances in the Concrete, Aggregates and Construction Supplies segment and in the Heating and Cooling segment (as it relates to the fan coil product line), the Company retains lien rights on the properties served until the receivable is collected. The Company writes off accounts when all efforts to collect the receivable have been exhausted. The Company maintains allowances for potential credit losses based upon the aging of accounts receivable and historical experience and such losses have been within management’s expectations. See Note 15 for a description of the Company’s customer base.

All long-lived assets are in the United States. No customer accounted for 10% or more of total sales of the Company in fiscal 2012 or 2011.

Substantially all of the Heating and Cooling Segment’s factory employees are covered by a collective bargaining agreement through the Carpenters Local 721 Union under a contract that expires on December 31, 2014.

IMPAIRMENT OF LONG-LIVED ASSETS

In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required. The Company has determined that there was no impairment of such long-lived assets in 2012 other than the $73,000 write-down of the “Real estate held for resale — related party” based upon an appraisal obtained from an independent real estate appraiser.

FISCAL YEAR END

The Company’s fiscal year end is the Saturday nearest December 31. Fiscal 2012 and 2011 each consisted of 52 weeks.

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

The Company and its wholly-owned subsidiary TMC also entered into a Non-Competition, Non-Disclosure and Non-Solicitation Agreement with the Buyer for a period of six years. In consideration of the covenants made by the Company and TMC, beginning in 2010 the Company is to receive compensation if certain sales volume or operating profit thresholds are reached by the Buyer. At the time of the sale, there was no assurance that the future operating results of the Buyer would be such that any future consideration would be due to the Company under this Agreement; accordingly no value was recorded related to this agreement at the time of the sale. No additional compensation was recorded as of December 29, 2012 or December 31, 2011.

The sale of RMRM resulted in a capital loss for tax purposes of approximately $6,200,000 of which approximately $2,026,000 was used to offset a 2009 capital gain on the sale of land in Colorado Springs. The remaining capital loss carry forward of approximately $4,174,000 can be utilized to offset future capital gains. However the Company has limited capital gains and the Federal carry forward period is limited to five years; thus a valuation allowance of approximately $1,419,000 was established against the deferred tax asset related to the capital loss available for carry forward.

The revenue and pretax loss from RMRM is reported as discontinued operation for the fiscal years ended December 29, 2012 and December 31, 2011, respectively, and is summarized as follows (amounts in thousands):

	2012	2011
Revenue	$—	$—
Pretax Loss	(37)	(113)

3. INVENTORIES

Inventories consisted of the following (amounts in thousands):

	December 29, 2012	December 31, 2011
Finished goods	$7,034	$7,477
Work in process	1,167	950
Raw materials and supplies	7,646	8,970
	$15,847	$17,397

If inventories valued on the LIFO basis were valued at current costs, inventories would be higher by $6,290,000 and $5,783,000 at December 29, 2012 and December 31, 2011, respectively.

Reductions in inventory quantities during 2012 at one location resulted in the liquidation of LIFO inventory layers carried at costs lower than the costs of current purchases. The effect was to decrease cost of sales by approximately $63,000 for the year. Reductions in inventory quantities during 2011 at one location resulted in the liquidation of LIFO inventory layers carried at costs higher than the costs of current purchases. The effect was to increase cost of sales by approximately $80,000 for the year.

4. GOODWILL AND AMORTIZABLE INTANGIBLE ASSETS

As of December 29, 2012 the Company has recorded $7,229,000 of goodwill consisting of $6,229,000 related to the CACS segment and $1,000,000 related to the Door segment. The Company annually assesses goodwill for potential impairment at the end of each year. For the CACS segment, the Company engages the services of an investment banking firm to assist management in determining the fair value of the reporting unit. For the Door segment, the Company prepares a discounted cash flow analysis to estimate the fair value of the reporting unit. In addition, if events occur or circumstances change in the relevant reporting segments or in their industries the Company will then reassess the recorded goodwill to determine if impairment has occurred. No goodwill impairment was recognized for any of the periods presented. The valuation of goodwill and other intangibles is considered a significant estimate. Continued or protracted economic conditions could negatively impact the value of the business which could trigger an impairment that would materially impact earnings.

There were no changes in recorded goodwill for either of the years ended December 29, 2012 or December 31, 2011.

Identifiable intangible assets consist of the following (amounts in thousands):

	December 29, 2012		December 31, 2011
	Gross		Gross
	carrying	Accumulated	carrying	Accumulated
	amount	amortization	amount	amortization
Amortized intangible assets:
Restrictive land covenant	$350	$228	$350	$192
Customer relationships	370	316	370	286
	$720	$544	$720	$478

Amortization expense of intangible assets was $66,000 for 2012 and $101,000 for 2011. The estimated amortization expense for the five subsequent fiscal years is as follows: 2013 - $58,000; 2014 - $52,000; 2015 - $45,000; and 2016 - $21,000.

5. REVOLVING BANK LOAN AND LONG-TERM DEBT

Outstanding long-term debt consisted of the following (amounts in thousands):

	December 29, 2012	December 31, 2011
Secured term loan	$3,908	$4,283
Less current portion	(500)	(500)
Total long-term debt	$3,408	$3,783

Under a previous secured credit agreement entered into on April 16, 2009, the lender required the Company to enter into an interest rate swap transaction to hedge the interest rate on $5,000,000 of term debt. The notional amount was decreased by $500,000 on September 30, 2011 and $500,000 on December 31, 2011 such that the notional amount at December 31, 2011 was $4,000,000. The notional amount was further reduced by $500,000 on March 31, 2012 and the interest rate swap transaction terminated on April 16, 2012.

The Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) effective November 18, 2011 in order to obtain a waiver of the covenant requiring a Fixed Charge Coverage Ratio of 1.15 to 1.00 as of October 1, 2011, to extend the maturity date of the 2009 Credit Agreement and to modify certain other amounts, terms and conditions. The Credit Agreement provided the Company with a revolving credit facility in the amount of $20,000,000 (“Revolving Commitment”) and funded a term loan in the original principal amount of $4,648,000. Borrowings under the Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles, certain real estate and the common stock of all of the Company’s subsidiaries. Borrowings under the Revolving Commitment are limited to 80% of eligible accounts receivable and 50% of eligible inventories. Borrowings under the Credit Agreement bear interest based on a London Interbank Offered Rate (LIBOR) or prime rate based option.

The Credit Agreement either limits or requires prior approval by the lender of additional borrowings, acquisition of stock of other companies, purchase of treasury shares and payment of cash dividends. Payment of accrued interest is due monthly or at the end of the applicable LIBOR period on both the revolving credit borrowings and the term debt borrowings. Principal payments under the term loan are due quarterly with a final payment of all remaining unpaid principal at the maturity date.

The Company entered into the First Amendment to Credit Agreement effective March 21, 2013 to reduce the revolving credit limit to $15,000,000 and to modify certain of the financial covenants, related definitions and test dates. The Credit Agreement as amended provides for the following:

•      The Company must not permit Earnings Before Interest, Taxes, Depreciation and Amortization (Minimum EBITDA) to be less than $1,500,000 for the nine month period ending September 28, 2013 or permit the Minimum EBITDA to be less than $2,500,000 for the fiscal year ending December 28, 2013.

•      The Minimum Fixed Charge Coverage Ratio is not permitted to be below 1.0 to 1.0 for the Computation Period ending March 29, 2014 increasing to 1.15 to 1.0 for the Computation Period ending June 28, 2014 and each Fiscal Quarter end thereafter.

•      The Company must maintain a Minimum Tangible Net Worth as of the last day of any Computation Period of $35,000,000 increased by (but not decreased by) 50% of the Consolidated Net Income beginning with the 2013 fiscal year.

•       The Balance Sheet Leverage Ratio as of the last day of any Computation Period may not exceed 1.00 to 1.00.

•      With respect to the Computation Periods ending March 30, 2013 and June 29, 2013, if the Revolving Outstandings are less than $5,000,000 and Excess Availability is greater than $5,000,000, then the only financial covenants under the Credit Agreement to be tested in respect of such Computation Periods shall be Tangible Net Worth and the Balance Sheet Leverage Ratio.

•      The Company must pay within 120 days after the end of each Fiscal Year, an amount equal to fifty percent of Excess Cash Flow for such Fiscal Year. The lender waived this provision for the 2012 fiscal year.

•       Annual capital expenditures may not exceed $4,000,000.

•      Inventory borrowings are limited to a maximum of $8,500,000.

•       The maturity date of the credit facility is May 1, 2015.

•       Interest rate pricing for the revolving credit facility is LIBOR plus 3.25% or the prime rate plus 1%. The interest on the term loan is LIBOR plus 3.75% or the prime rate plus 1.5%.

Definitions under the Credit Agreement as amended are as follows:

•       Minimum Tangible Net Worth is defined as net worth plus subordinated debt, minus intangible assets (goodwill, intellectual property, prepaid expenses, deposits and deferred charges), minus all obligations owed to the Company or any of its subsidiaries by any affiliate or any or its subsidiaries and minus all loans owed by its officers, stockholders, subsidiaries or employees. There are no loans owed by any of the referenced parties at December 29, 2012 or as of the date of this filing except for a loan of $352,000 to an officer of one of the Company’s subsidiaries made during the first quarter of fiscal 2011in conjunction with his relocation.

•       Excess Cash Flow is defined as meaning for any period, the remainder of (a) Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) for such period, minus (b) the sum, without duplication, of (i) scheduled repayments of principal of the term loan made during such period, plus, (ii) voluntary prepayments of the term loan during such period, plus (iii) mandatory prepayments of the term loan during such period to the extent the amount of such mandatory prepayment was included in EBITDA for such period, (iv) cash payments made in such period with respect to capital expenditures, plus (v) all income taxes paid in cash by the Company during such period, plus (vi) cash interest expense of the Company during such period.

•       Fixed Charge Coverage Ratio is defined as, for any computation period, the ratio of (a) the sum for such period of (i) EBITDA minus (ii) the sum of income taxes paid in cash and all unfinanced capital expenditures to (b) the sum for such period of (i) interest expense plus (ii) required payments of principal of the term debt.

•       Balance Sheet Leverage Ratio is defined as the ratio of Total Debt to Tangible Net Worth.

There were no outstanding borrowings under the revolving credit facility as of December 29, 2012 or the date of this report. The highest balance outstanding on the revolving credit facility during 2012 was $8,150,000. Average outstanding revolving credit during the year was $4,125,000. The weighted average interest rates on the outstanding revolving credit and term debt in 2012 and 2011 were 5.0% and 5.2%, respectively, including the effect of the interest rate swap discussed above. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the available borrowing capacity exceeded the cash needs of the Company and this situation is expected to continue for the foreseeable future.

The Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement, will be sufficient to cover expected cash needs, including servicing debt and planned capital expenditures, for the next twelve months. The Company was in compliance with all debt covenants as of December 29, 2012 and expects to be in compliance with all debt covenants, as amended, throughout 2013.

Term loan payments under the Restated Agreement are scheduled as follows (amounts in thousands):

Term Loan
Payments
2013	$500
2014	500
2015	2,908
$3,908

In April 2009 the Company deposited cash of $4,840,000 with its casualty insurance carrier to serve as collateral for the self-insured obligations under the Company’s casualty insurance program. Previously these obligations were secured by a bank letter of credit. In April 2011, the insurance carrier reduced its collateral requirement and returned $500,000 to the Company. The remaining balance at December 31, 2011 of $4,340,000 was refunded to the Company in March 2012 when a Letter of Credit was issued to the insurance company for the same amount.

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

7. SETTLEMENT OF INSURANCE CLAIM LITIGATION

On December 13, 2012 Continental Materials Corporation (“the Company”) and its subsidiary, Castle Concrete Company (“Castle”), reached a settlement of a lawsuit filed by the Company against its insurance provider in November 2010. The suit was related to a business interruption and property damage claim resulting from a landslide at its Pikeview Quarry in December 2008. The insurance company agreed to pay a gross amount of $13,100,000. The Company received $9,452,000 after paying $3,648,000 of contingent legal fees to its outside legal counsel. The Company had not previously recorded in its financial statements any receivable pertaining to this matter and thus the full $9,452,000 is reported as non-operating income in 2012. The Company estimates that the state and federal income taxes attributable to these settlement proceeds were approximately $3,165,000.

Castle has filed an application for a new mining permit for the Pikeview Quarry with the Colorado Division of Reclamation, Mining and Safety (“DRMS”). Castle is currently working with the staff of the DRMS and providing additional information to supplement the application. The Company anticipates that the DRMS will issue a new mining permit although there is no assurance that they will do so or that the terms of the permit will be such that the future operation of the Pikeview Quarry can be economical.

8. SHAREHOLDERS’ EQUITY

Four hundred thousand shares of preferred stock ($.50 par value) are authorized and unissued.

The Company has not purchased any of its common stock to become treasury stock during fiscal 2012. Under the 2010 Non-Employee Directors Stock Plan (the “Plan”) the Company reserved 150,000 treasury shares representing the maximum number of shares allowed to be granted to non-employee directors in lieu of the base director retainer fee. The Company issued a total of 12,000 shares to eight eligible board members effective January 6, 2012 as payment for the retainer fee for 2012. During 2011, the Company issued to the same eight eligible board members 12,000 shares effective January 1, 2011 as payment for the retainer fee for 2010 that remained unpaid when the Plan was adopted and an additional 12,000 shares effective July 15, 2011 as full payment for the 2011 retainer fee.

9. EARNINGS PER SHARE

The Company does not have any common stock equivalents, warrants or other convertible securities outstanding therefore there are no differences between the calculation of basic and diluted EPS for the fiscal years 2012 or 2011.

10. RENTAL EXPENSE, LEASES AND COMMITMENTS

The Company leases certain of its facilities and equipment and is required to pay the related taxes, insurance and certain other expenses. Rental expense was $2,031,000 and $2,084,000 for 2012 and 2011, respectively.

Future minimum rental commitments under non-cancelable operating leases for 2013 and thereafter are as follows: 2013 — $1,689,000; 2014 — $1,664,000; 2015 — $1,452,000; 2016 — $1,304,000; 2017 — $1,029,000 and thereafter — $19,757,000. Included in these amounts is $474,000 per year and approximately $19,432,000 in the “thereafter” amount related to minimum royalty payments due on an aggregates property lease in conjunction with the Pueblo, Colorado operation. Also included in these amounts is $235,000 per year related to a ground lease upon which the Company owns a building. The ground lease runs through October 1, 2016 and contains a renewal clause. The building lease which ends on January 31, 2013 is currently unoccupied as the Company considers various options including redevelopment of the site.

11. RETIREMENT PLANS

As discussed in Note 1, the Company maintains defined contribution retirement benefit plans for eligible employees. Total plan expenses charged to continuing operations were $859,000 and $539,000 in 2012 and 2011, respectively.

12. CURRENT ECONOMIC CONDITIONS

The protracted decline in construction activity in Southern Colorado continues although sales volumes increased significantly during 2012. Despite this improvement, construction activity in our area of service remains well below the levels achieved as recently as five years ago. Pricing in the CACS segment is expected to remain sharply competitive with little increase achieved during 2012 compared to 2011 despite higher material costs, notably cement. For this reason, the business conditions for the CACS segment are not expected to substantially improve within the next 12 months. It is difficult to predict the timing and magnitude of any further recovery of the construction markets in Southern Colorado.

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

13. INCOME TAXES

The provision (benefit) for income taxes for continuing operations is summarized as follows (amounts in thousands):

		2012	2011
Federal:	Current	$786	$9
	Deferred	737	(1,000)
State:	Current	7	11
	Deferred	187	(174)
		$1,717	$(1,154)

Note that the percentage effect of an item on the statutory tax rate in a given year will fluctuate based upon the magnitude of the pre-tax profit or loss in that year. The difference between the tax rate for continuing operations on income or loss for financial statement purposes and the federal statutory tax rate was as follows:

	2012	2011
Statutory tax rate	34.0%	(34.0)%
Percentage depletion	(1.5)	(1.9)
Non-deductible expenses	.7	1.1
Change in uncertain tax positions	(.4)	.1
Valuation allowance for tax assets	(4.4)	(.8)
State income taxes, net of federal benefit	4.2	(4.2)
Federal benefit of AMT carry forward	—	.9
Other	.9	.7
	33.5%	(38.1)%

For financial statement purposes, deferred tax assets and liabilities are recorded at a blend of the current statutory federal and states’ tax rates — 37.96%. The principal temporary differences and their related deferred taxes are as follows (amounts in thousands):

	2012	2011
Reserves for self-insured losses	$645	$729
Accrued reclamation	437	437
Unfunded supplemental profit sharing plan liability	333	279
Asset valuation reserves	432	400
Future state tax credits	732	826
Net state operating loss carryforwards	170	270
Federal AMT carryforward	—	334
Federal NOL carryforward	—	147
Capitalized organization costs	—	335
Approximate long-term capital loss carryforward	1,419	1,474
Other	764	1,213
Valuation allowance	(1,559)	(1,787)
Total deferred tax assets	3,373	4,657

Depreciation	1,080	1,548
Deferred development	605	492
Prepaid royalty	663	625
Other	537	547
Total deferred tax liabilities	2,885	3,212
Net deferred tax asset (liability)	$488	$1,445

At December 31, 2011, the Company established a valuation reserve of $304,000 related to the carry forward of charitable contributions deductions arising in 2011 and prior years due to the uncertainty that the Company would be able to utilize these deductions prior to the expiration of their carry forward periods. Due to the gain resulting from the settlement of the insurance claim litigation, the Company was able to utilize approximately $432,000 of the previously reserved pre-tax contributions in its 2012 tax provision. The Company continues to carry a valuation reserve against the remaining unused pre-tax charitable contributions of $368,000 ($140,000 tax effected) at December 29, 2012. The Company also established a valuation reserve related to the carry forward of the long-term capital loss related to the sale of the stock of RMRM due to the uncertainty that the Company will be able to generate offsetable long-term capital gains prior to the expiration of the carry forward period. At December 29, 2012 the reserve is approximately $1,419,000. Lastly, at December 31, 2011 the Company had established a valuation reserve of $9,000 related to the carry forward of a net operating loss in a state that limits the carry forward to a five-year period. Again, due to the settlement of the insurance claim litigation in 2012, the Company was able to utilize the full amount of that net operating loss. For Federal purposes, Alternative Minimum Tax credits can be carried forward indefinitely. For State purposes, Net Operating Losses can be carried forward for periods ranging from 5 to 20 years for the states that the Company is required to file in. Of the $732,000 of recorded state tax credits, $666,000 relates to California Enterprise Zone hiring credits earned in prior years. These credits may be carried forward indefinitely.

The realization of the deferred tax assets is subject to our ability to generate sufficient taxable income during the periods in which the temporary differences become realizable. In evaluating whether a valuation allowance is required, we consider all available positive and negative evidence, including prior operating results, the nature and reason of any losses, our forecast of future taxable income and the dates on which any deferred tax assets are expected to expire. These assumptions require a significant amount of judgment, including estimates of future taxable income. The estimates are based on our best judgment at the time made based on current and projected circumstances and conditions.

As a result of the evaluation of the realizability of our deferred tax assets as of December 29, 2012, we concluded that it was more likely than not that all of our deferred tax assets would be realized to the extent not reserved for by a valuation allowance.

The Company accounts for uncertainty in income taxes recognized in its financial statements by applying GAAP’s recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The financial statement effects of a tax position are initially recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon effective settlement with a taxing authority. The gross amount of unrecognized tax benefits at

December 29, 2012 was $40,000 compared to $51,000 at December 31, 2011. Of these totals, none of these amounts would affect the effective tax rates.

We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. Accrued interest of $6,000 and penalties of $0 were included in our total liability for unrecognized tax benefits as of December 29, 2012 compared to interest of $39,000 and penalties of $0 as of December 31, 2011.

We file income tax returns in the United States Federal and various state jurisdictions. The Internal Revenue Service has completed examinations for periods through 2009. Federal tax years 2010 and on remain subject to examination. Various state income tax returns also remain subject to examination. There are no tax positions expected to be resolved within 12 months of this reporting date.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in thousands):

	2012	2011
Balance at Beginning of Year	$51	$53
Additions for tax positions related to the current year	40	51
Reductions for statute of limitations	—	—
Reductions for tax positions of prior years	(51)	(53)
Settlements	—	—
Balance at End of Year	$40	$51

14. RELATED PARTY TRANSACTIONS

A director of the Company is a partner in one of the law firms that was engaged with regard to the lawsuit filed by the Company against its insurance provider discussed in Note 7. The director’s firm was paid $50,000 during 2012 for services rendered related to the matter. In addition, the director’s firm received $1,824,000 related to the contingent fee agreement. No fees were paid to the director’s firm during 2011.

15. UNAUDITED QUARTERLY FINANCIAL DATA

The following table and footnotes provide summarized unaudited fiscal quarterly financial data for 2012 and 2011 (amounts in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2012
Sales	$24,396	$29,747	$29,166	$29,919
Gross profit	4,823	5,491	5,530	2,437
Depreciation, depletion and amortization	1,068	1,045	825	689
Net (loss) income
Continuing operations	(1,053)	(502)	(191)	5,154
Discontinued operations	(—)	(9)	(—)	(10)
Net (loss) income	(1,053)	(511)	(191)	5,144
Basic and Diluted (loss) income per share
Continuing operations	(.64)	(.31)	(.11)	3.15
Discontinued operations	(—)	(.01)	(—)	(.01)
	(.64)	(.32)	(.11)	3.14

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2011
Sales	$24,768	$27,975	$25,501	$28,962
Gross profit	4,292	6,090	5,557	4,247
Depreciation, depletion and amortization	1,092	1,089	1,012	1,000
Net (loss) income:
Continuing operations	(1,211)	(26)	(316)	(325)
Discontinued operations	(2)	(36)	(6)	(26)
Net (loss) income	(1,213)	(62)	(322)	(351)
Basic and Diluted (loss) income per share
Continuing operations	(.75)	(.02)	(.20)	(.20)
Discontinued operations	(—)	(.02)	(—)	(.02)
	(.75)	(.04)	(.20)	(.22)

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

16. INDUSTRY SEGMENT INFORMATION

The Company operates primarily in two industry groups, HVAC and Construction Products. The Company has identified two reportable segments in each of the two industry groups: the Heating and Cooling segment and the Evaporative Cooling segment in the HVAC industry group and the Concrete, Aggregates and Construction Supplies segment (CACS) and the Door segment in the Construction Products industry group. The Heating and Cooling segment produces and sells gas-fired wall furnaces, console heaters and fan coils from the Company’s wholly-owned subsidiary, WFC of Colton, California. The Evaporative Cooling segment produces and sells evaporative coolers from the Company’s wholly-owned subsidiary, PMI of Phoenix, Arizona. Sales of these two segments are nationwide, but are concentrated in the southwestern United States. Concrete, aggregates and construction supplies are offered from numerous locations along the Southern portion of the Front Range of Colorado operated by the Company’s wholly-owned subsidiaries collectively referred to as TMC. Rocky Mountain Ready Mix Concrete, Inc. of Denver, formerly included in the CACS segment, was sold on July 17, 2009 and is not included in the segment information presented in the table below but rather has been reported as a discontinued operation. The Door segment sells hollow metal doors, door frames and related hardware, wood doors, lavatory fixtures and electronic access and security systems from the Company’s wholly-owned subsidiary, MDHI, which operates out of facilities in Pueblo and Colorado Springs, Colorado. Sales of these latter two segments are highly concentrated in the Southern Front Range area in Colorado although door sales are also made throughout the United States.

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

In addition to the above reporting segments, an “Unallocated Corporate” classification is used to report the unallocated expenses of the corporate office which provides treasury, insurance and tax services as well as strategic business planning and general management services. Expenses related to the corporate information technology group are allocated to all locations, including the corporate office. An “Other” classification is used to report a real estate operation and the expenses of WEI. WEI is a wholly owned subsidiary of WFC which was set up in anticipation of distributing a product that was being developed by a third party. The expenses incurred were associated with the subsidiary’s sole employee and miscellaneous related expenses. Development of the product has ceased and the sole employee was terminated in February 2013.

The following table presents information about reported segments for the fiscal years 2012 and 2011 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

	Construction Products Industry			HVAC Industry
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC	Unallocated Corporate (a)	Other (b)	Total
2012
Revenues from external customers	$40,231	$12,690	$52,921	$34,215	$25,734	$59,949	$14	$344	$113,228
Depreciation, depletion and amortization	2,736	138	2,874	369	326	695	58	—	3,627
Operating (loss) income	(4,991)	527	(4,464)	1,736	2,129	3,865	(2,803)	(322)	(3,724)
Segment assets	31,651	5,767	37,418	17,054	12,250	29,304	3,506	1,006	71,234
Capital expenditures	921	28	949	417	458	875	9	—	1,833

	Construction Products Industry			HVAC Industry
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC	Unallocated Corporate (a)	Other (b)	Total
2011
Revenues from external customers	$31,714	$12,330	$44,044	$37,480	$25,324	$62,804	$14	$344	$107,206
Depreciation, depletion and amortization	3,239	140	3,379	379	379	758	56	—	4,193
Operating (loss) income	(4,975)	553	(4,422)	2,730	2,212	4,942	(2,582)	(226)	(2,288)
Segment assets	32,289	5,827	38,116	19,600	11,967	31,567	5,106	1,082	75,871
Capital expenditures	991	62	1,053	234	188	422	17	—	1,492

(a)           Includes unallocated corporate office expenses and assets which consist primarily of cash and cash equivalents, prepaid expenses, property, plant and equipment and at December 31, 2011, a $4,340,000 cash deposit with the Company’s insurer to secure the self-insured portion of claims under the Company’s casualty insurance program. This deposit was replaced by a Letter of Credit during 2012.

(b)          Includes a real estate operation and WEI discussed in Note 1.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last annual report.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders

Continental Materials Corporation

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Continental Materials Corporation as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years then ended.  Our audit also included the years 2012 and 2011 information on the financial statement schedule listed in the Index at Part IV, Item 15(a)2.  The Company’s management is responsible for these consolidated financial statements and financial statement schedule.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits of the basic consolidated financial statements.  The financial statement schedule is presented for purposes of complying with the Securities and Exchange Commission’s rules and regulations and are not a required part of the consolidated financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Continental Materials Corporation as of December 29, 2012 and December 31, 2011, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  BKD, LLP

Indianapolis, Indiana

March 29, 2013

Item 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.                                        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) as of December 29, 2012. The Chief Executive Officer and Chief Financial Officer, based on that evaluation, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2012.  Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issue by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.

Based on this assessment, management determined that, as of December 29, 2012, the Company maintained effective internal control over financial reporting.

As of December 29, 2012, the Company was not an “accelerated filer” as defined in Rule 12b-2 under the Exchange Act. Accordingly, pursuant to SEC rules and regulations, the Company is not required to include, and this Annual Report on Form 10-K does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We are required to annually reassess our status as a “smaller reporting company” as of the end of our fiscal year to determine whether we will be required to provide Management’s Annual Report on Internal Control Over Financial Reporting and the associated report of our independent registered public accounting firm in our Annual Report.

Changes in Internal Control Over Financial Reporting

As noted above, the Company continually reassesses our internal control over financial reporting and makes changes as deemed prudent. We did not identify any material weaknesses in our review of internal controls, therefore no changes in the Company’s internal controls over financial reporting occurred during the quarter ended December 29, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.                                        OTHER INFORMATION

The Company does not have any information, not already reported, that is required to be reported on Form 8-K during the fourth quarter of the year covered by this Form 10-K.

PART III

Items 10 through 14 of Part III have been omitted from this Annual Report because the registrant expects to file, not later than 120 days following the close of its fiscal year ended December 29, 2012, its definitive 2013 proxy statement. The information required by Items 10 through 14 of Part III will be included in that proxy statement and such information is hereby incorporated by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1	The following financial statements are included in Item 8 of Part II:
Consolidated statements of operations for fiscal years 2012 and 2011
Consolidated statements of cash flows for fiscal years ended 2012 and 2011
Consolidated balance sheets as of December 29, 2012 and December 31, 2011
Consolidated statements of shareholders’ equity for fiscal years 2012 and 2011

(a) 2	The following is a list of financial statement schedules filed as part of this Annual Report:

Schedule II Valuation and Qualifying Accounts & Reserves For the Fiscal Years 2012 and 2011

All other schedules are omitted because they are not applicable or the information is shown in the financial statements or notes thereto.

(a) 3	The following is a list of all exhibits filed as part of this Annual Report:

Exhibit 3

Restated Certificate of Incorporation dated May 28, 1975, as amended on May 24, 1978, May 27, 1987 and June 3, 1999 filed as Exhibit 3 to Form 10-K for the year ended January 1, 2005, incorporated herein by reference.

Exhibit 3a	Registrant’s By-laws as amended September 19, 1975 filed as Exhibit 6 to Form 8-K for the month of September 1975, incorporated herein by reference.

Exhibit 10

Amended and Restated Credit Agreement dated November 18, 2011 among Continental Materials Corporation, as the Company (borrower), The Various Financial Institutions Party Hereto, as Lenders, and The PrivateBank and Trust Company, as Administrative Agent and Arranger, filed as Exhibit 10 to Form 10-Q for the quarter ended October 1, 2011, incorporated herein by reference; First Amendment thereto dated March 21, 2013 filed as Exhibit 10 to this Form 10-K for the fiscal year ended December 29, 2012.

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

Exhibit 31.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and Rule 13a-14(d)/15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and Rule 13a-14(d)/15d-14(d) of

the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 95	Mine Safety Disclosures (filed herewith).

Exhibit 101

The following financial information from the Company’s Annual Report for the fiscal year ended December 29, 2012 filed with the SEC on March 29, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations for the fiscal years 2012 and 2011, (ii) the Consolidated Statements of Cash Flows for the fiscal years 2012 and 2011, (iii) the Consolidated Balance Sheets as of December 29, 2012 and December 31, 2011, (iv) the Consolidated Statements of Shareholders’ Equity for fiscal years 2012 and 2011, and (v) Notes to Consolidated Financial Statements.**

* - Compensatory plan or arrangement

** - Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION
Registrant

By:	/S/Joseph J. Sum
Joseph J. Sum, Vice President and Chief Financial Officer

Date:  March 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY(IES)	DATE

/S/ James G. Gidwitz	Chief Executive Officer and a Director
James G. Gidwitz	(Principal Executive Officer)	March 29, 2013

/S/ Joseph J. Sum	Vice President, Chief Financial Officer
Joseph J. Sum	(Principal Financial Officer)	March 29, 2013

/S/ Mark S. Nichter	Secretary and Controller
Mark S. Nichter	(Principal Accounting Officer)	March 29, 2013

/S/ William D. Andrews
William D. Andrews	Director	March 29, 2013

/S/ Thomas H. Carmody
Thomas H. Carmody	Director	March 29, 2013

/S/ Betsy R. Gidwitz
Betsy R. Gidwitz	Director	March 29, 2013

/S/ Ralph W. Gidwitz
Ralph W. Gidwitz	Director	March 29, 2013

/S/ Ronald J. Gidwitz
Ronald J. Gidwitz	Director	March 29, 2013

/S/ Theodore R. Tetzlaff
Theodore R. Tetzlaff	Director	March 29, 2013

/S/ Peter E. Thieriot
Peter E. Thieriot	Director	March 29, 2013

/S/ Darrell M. Trent
Darrell M. Trent	Director	March 29, 2013

CONTINENTAL MATERIALS CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (c) (e)

for the fiscal years 2012 and 2011

COLUMN A	COLUMN B	COLUMN C(1)	COLUMN D		COLUMN E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions - Describe		Balance at End of Period

Year 2012
Allowance for doubtful accounts (c)	$500,000	$164,000	$195,000	(a)	$469,000
Inventory valuation reserve (c)	$328,000	$206,000	$99,000	(b)	$435,000
Reserve for self-insured losses	$2,676,000	$4,124,000	$4,205,000	(d)	$2,595,000

Year 2011
Allowance for doubtful accounts (c)	$580,000	$10,000	$90,000	(a)	$500,000
Inventory valuation reserve (c)	$196,000	$237,000	$105,000	(b)	$328,000
Reserve for self-insured losses	$2,798,000	$3,359,000	$3,481,000	(d)	$2,676,000

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