Form 10-Q
period 2013-03-30
CONTINENTAL MATERIALS CORP
filed 2013-05-14
CIK 24104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Common Stock, $0.25 par value, shares outstanding at May 8, 2013	1,646,674

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 30, 2013 AND DECEMBER 29, 2012

(000’s omitted except share data)

	MARCH 30,
	2013	DECEMBER 29,
	(Unaudited)	2012
ASSETS
Current assets:
Cash and cash equivalents	$742	$1,734
Receivables, net	18,945	19,761
Receivable for insured losses	185	185
Inventories:
Finished goods	9,034	7,034
Work in process	1,146	1,167
Raw materials and supplies	7,024	7,646
Prepaid expenses	1,255	1,329
Refundable income taxes	1,780	1,376
Deferred income taxes	1,291	1,291
Real Estate held for resale — related party	650	650
Total current assets	42,052	42,173

Property, plant and equipment, net	18,976	19,357

Goodwill	7,229	7,229
Amortizable intangible assets, net	162	176
Prepaid royalties	1,804	1,746
Long-term note receivable — related party	352	352
Other assets	513	512

	$71,088	$71,545
LIABILITIES
Current liabilities:
Current portion of long-term debt	$500	$500
Accounts payable and accrued expenses	12,182	12,030
Liability for unpaid claims covered by insurance	185	185
Total current liabilities	12,867	12,715

Long-term debt	3,283	3,408
Deferred income taxes	803	803
Other long-term liabilities	1,890	1,775
SHAREHOLDERS’ EQUITY
Common shares, $0.25 par value; authorized 3,000,000 shares; issued 2,574,660 shares	643	643
Capital in excess of par value	1,815	1,815
Retained earnings	65,585	66,388
Treasury shares, 927,986 and 939,986 at cost	(15,798)	(16,002)
	52,245	52,844

	$71,088	$71,545

See notes to condensed consolidated financial statements.

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE THREE MONTHS ENDED MARCH 30, 2013AND MARCH 31, 2012

(Unaudited)

(000’s omitted except per-share amounts)

	MARCH 30, 2013	MARCH 31, 2012

Net sales	$26,213	$24,396

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	21,620	19,573
Depreciation, depletion and amortization	815	1,068
Selling and administrative	4,911	5,291
Gain on disposition of property and equipment	—	2
	27,346	25,930

Operating loss	(1,133)	(1,534)

Interest expense, net	(87)	(134)
Amortization of deferred financing fees	—	(51)
Other income, net	13	10

Loss before income taxes	(1,207)	(1,709)

Benefit from income taxes	404	656

Net loss	(803)	(1,053)

Retained earnings, beginning of period	66,388	62,999

Retained earnings, end of period	$65,585	$61,946

Basic and diluted loss per share	(.49)	(.64)

Average shares outstanding	1,641	1,634

See notes to condensed consolidated financial statements.

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 30, 2013 AND MARCH 31, 2012

(Unaudited)

(000’s omitted)

	MARCH 30, 2013	MARCH 31, 2012

Net cash used in operating activities	$(448)	$(185)

Investing activities:
Capital expenditures	(419)	(257)
Cash proceeds from sale of property and equipment	—	11
Net cash used in investing activities	(419)	(246)

Financing activities:
Repayment of the revolving bank loan, net	—	(3,900)
Repayment of long term debt	(125)	(125)
Refund of cash deposit for self-insured claims	—	4,340
Net cash (used in) provided by financing activities	(125)	315

Net decrease in cash and cash equivalents	(992)	(116)

Cash and cash equivalents:
Beginning of period	1,734	840

End of period	$742	$724

Supplemental disclosures of cash flow items:
Cash paid during the three months for:
Interest, net	$111	$142
Income taxes paid	—	244

See notes to condensed consolidated financial statements.

CONTINENTAL MATERIALS CORPORATION

SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

NOTES TO THE QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 30, 2013

(Unaudited)

1.              Basis of Presentation:

The unaudited interim condensed consolidated financial statements included herein are prepared pursuant to the Securities and Exchange Commission (the “Commission”) rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual consolidated financial statements have been omitted. The condensed consolidated balance sheet of Continental Materials Corporation (the “Company”) as of December 29, 2012 has been derived from the audited consolidated balance sheet of the Company as of that date. The interim condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K. In the opinion of management, the condensed consolidated financial statements include all adjustments (none of which were other than normal recurring adjustments) necessary for a fair statement of the results for the interim periods.

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

The Company has established a valuation reserve related to the carry-forward of all charitable contributions deductions arising from prior years and the portion of contributions in 2013 that the Company believes it will be unable to utilize prior to the expiration of their carry-forward periods. The Company also established a valuation reserve related to the carry forward of the long-term capital loss related to the sale of the stock of RMRM due to the uncertainty that the Company will be able to generate offsetable long-term capital gains prior to the expiration of the carry forward period. For federal tax purposes, net operating losses can be carried forward for a period of 20 years while alternative minimum tax credits can be carried forward indefinitely. For state tax purposes, net operating losses can be carried forward for periods ranging from 5 to 20 years for the states that the Company is required to file in. California Enterprise Zone credits can be carried forward indefinitely while Colorado credits can be carried forward for 7 years.

The Company’s income tax returns are subject to audit by the Internal Revenue Service (the “IRS”) and state tax authorities. The amounts recorded for income taxes reflect the Company’s tax positions based on research and interpretations of complex laws and regulations. The Company accrues liabilities related to uncertain tax positions taken or expected to be taken in its tax returns. The IRS has completed examinations for periods through 2009. Various state income tax returns also remain subject to examination.

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

Notes Receivables with Related Parties: It was not practical to estimate the fair value of long-term receivables and payables with related parties. The terms of the amounts reflected in the balance sheet at March 30, 2013 are more fully discussed in the 10-K for the fiscal year ended December 29, 2012.

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

4.              On July 27, 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2012-02, Intangibles — Goodwill and Other (Topic 350); Testing Indefinite-Lived Assets for Impairment. ASU 2012-02 provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under United States Generally Accepted Accounting Principles (US GAAP). ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

There are currently no other significant prospective accounting pronouncements that are expected to have a material effect on the Company’s consolidated financial statements.

5.              Operating results for the first three months of 2013 are not necessarily indicative of performance for the entire year due to the seasonality of most of the Company’s products. Historically, sales of the Evaporative Cooling segment are higher in the first and second quarters, sales of the Concrete, Aggregates and Construction Supplies (CACS) segment are higher in the second and third quarters and sales of the Heating and Cooling segment are higher in the third and fourth quarters. The sales of the Door segment are more evenly spread throughout the year. The economic recession and financial market turmoil that began in the latter part of 2008 has had a significant detrimental effect on the construction industry in general and on the Company’s construction related businesses in particular. Although sales volumes increased during 2012, construction activity in the Company’s area of service remains well below the level achieved as recently as 2007. Pricing in the CACS segment is expected to remain sharply competitive with little increase despite higher material costs, notably cement. For this reason, the business conditions for the CACS segment are not expected to substantially improve during 2013. It is difficult to predict the timing and magnitude of any further recovery of the construction markets along the Southern Front Range of Colorado.

6.              There is no difference in the calculation of basic and diluted earnings per share (EPS) for the three months ended March 30, 2013 and March 31, 2012 as the Company does not have any dilutive instruments.

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

The Heating and Cooling segment produces and sells gas-fired wall furnaces, console heaters and fan coils from the Company’s wholly-owned subsidiary, Williams Furnace Co. (WFC) of Colton, California. The Evaporative Cooling segment produces and sells evaporative coolers from the Company’s wholly-owned subsidiary, Phoenix Manufacturing, Inc. (PMI) of Phoenix, Arizona. Sales of these two segments are nationwide, but are concentrated in the southwestern United States. Concrete, Aggregates and Construction Supplies are offered from numerous locations along the Southern Front Range of Colorado operated by the Company’s wholly-owned subsidiaries Castle Concrete Company and Transit Mix Concrete Co., of Colorado Springs and Transit Mix of Pueblo, Inc. of Pueblo, Colorado (the three companies collectively are referred to as “TMC”). The Door segment sells hollow metal doors, door frames and related hardware, wood doors, lavatory fixtures and electronic access and security systems from the Company’s wholly-owned subsidiary, McKinney Door and Hardware, Inc. (MDHI), which operates out of facilities in Pueblo and Colorado Springs, Colorado. Sales of these two segments are highly concentrated in the Southern Front Range area in Colorado although door sales are also made throughout the United States.

In addition to the above reporting segments, an “Unallocated Corporate” classification is used to report the unallocated expenses of the corporate office which provides treasury, insurance and tax services as well as strategic business planning and general management services. Expenses related to the corporate information technology group are allocated to all locations, including the corporate office. An “Other” classification is used to report a real estate operation and the expenses of Williams EcoLogix, Inc. (WEI). WEI is a wholly owned subsidiary of WFC which was set up in anticipation of distributing a product that was being developed by a third party. The expenses incurred were associated with the subsidiary’s sole employee and miscellaneous related expenses. Development of the product has ceased and the sole employee was terminated in February 2013. As the Company is currently negotiating the severance arrangement with this former employee, no charge to earnings was recorded during the first quarter of 2013.

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

The following table presents information about reported segments for the three months ended March 30, 2013 and March 31, 2012 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

	Construction Products			HVAC Products
	Concrete,
Quarter ended March 30, 2013	Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Other	Total

Revenues from external customers	$7,817	$3,725	$11,542	$9,559	$5,081	$14,640	$2	$29	$26,213
Depreciation, depletion and amortization	578	31	609	103	90	193	13	—	815
Operating (loss) income	(1,948)	116	(1,832)	1,295	240	1,535	(710)	(126)	(1,133)
Segment assets	30,737	6,729	37,466	14,469	15,677	30,146	2,496	980	71,088
Capital expenditures	96	36	132	66	206	272	15	—	419

	Construction Products			HVAC Products
	Concrete,
Quarter ended March 31, 2012	Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Other	Total

Revenues from external customers	$6,743	$2,930	$9,673	$8,866	$5,768	$14,634	$3	$86	$24,396
Depreciation, depletion and amortization	805	33	838	100	98	198	32	—	1,068
Operating (loss) income	(1,765)	59	(1,706)	499	369	868	(627)	(69)	(1,534)
Segment assets (a)	31,629	5,767	37,396	17,054	12,250	29,304	3,839	1,006	71,545
Capital expenditures (b)	76	8	84	109	60	169	4	—	257

(a)         Segment assets are as of December 29, 2012.

(b)         Capital expenditures are presented on the accrual basis of accounting.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last annual report.

8.              Identifiable amortizable intangible assets as of March 30, 2013 include a restrictive land covenant and customer relationships. Collectively, these assets were carried at $162,000, net of $558,000 accumulated amortization. The pre-tax amortization expense for intangible assets during the quarter ended March 30, 2013 was $15,000 compared to $17,000 for the quarter ended March 31, 2012.

Based upon the intangible assets recorded on the balance sheet at March 30, 2013, amortization expense for the next five years is estimated to be as follows: 2013 — $59,000; 2014 — $52,000; 2015 — $45,000, 2016 — $21,000.

9.              During the first quarter of 2012, the Company provided a letter of credit to replace the $4,340,000 of cash deposited for self-insured claims with the Company’s insurance carrier.

10.       The Company issued a total of 12,000 shares to the eight eligible board members effective February 11, 2013 as full payment for their 2013 retainer fee. The Company issued a total of 12,000 shares to the eight eligible board members effective January 6, 2012 as full payment for their 2012 retainer fee. All shares were issued under the 2010 Non-Employee Directors Stock Plan.

11.       The Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) effective November 18, 2011 which provided the Company with a revolving credit facility in the amount of $20,000,000 (“Revolving Commitment”) and funded a term loan in the original principal amount of $4,648,000. Borrowings under the Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles, certain real estate and the common stock of all of the Company’s subsidiaries. Borrowings under the Revolving Commitment are limited to 80% of eligible accounts receivable and 50% of eligible inventories. Borrowings under the Credit Agreement bear interest based on a London Interbank Offered Rate (LIBOR) or prime rate based option.

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

The Company entered into the First Amendment to Credit Agreement effective March 21, 2013 to reduce the Revolving Commitment to $15,000,000 and to modify certain of the financial covenants, related definitions and test dates. The Credit Agreement as amended provides for the following:

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

Definitions under the Credit Agreement as amended are as follows:

•                  Minimum Tangible Net Worth is defined as net worth plus subordinated debt, minus intangible assets (goodwill, intellectual property, prepaid expenses, deposits and deferred charges), minus all obligations owed to the Company or any of its subsidiaries by any affiliate or any or its subsidiaries and minus all loans owed by its officers, stockholders, subsidiaries or employees. There are no loans owed by any of the referenced parties at March 30, 2013 or as of the date of this filing except for a loan of $352,000 to an officer of one of the Company’s subsidiaries made during the first quarter of fiscal 2011in conjunction with his relocation.

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

•                  Balance Sheet Leverage Ratio is defined as the ratio of Total Debt to Tangible Net Worth.

12.       The Company is involved in litigation matters related to its business, principally product liability matters related to the gas-fired heating products and fan coil products in the Heating and Cooling segment. In the Company’s opinion, none of these proceedings, when concluded, will have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial condition as the Company has established adequate accruals for matters that are probable and estimable. The Company does not accrue estimated amounts for future legal costs related to the defense of these matters but rather expenses them as incurred.

13.       Subsequent Event:

The Pikeview Quarry located in the far northwest section of Colorado Springs has been closed since a landslide that occurred in December 2008. During the latter part of April 2013 the Company obtained a new mining permit for the Pikeview Quarry from the State of Colorado Department of Reclamation, Mining and Safety. The Company also secured the requisite bonding for the quarry and expects to resume production at the Pikeview Quarry sometime in May of 2013.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help investors understand the Company’s results of operations, financial condition and current business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report and the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Company Overview

For an overview of the Company’s operations and operating structure, see Note 7 to the condensed consolidated financial statements contained in this Quarterly Report.

Liquidity and Capital Resources

Various factors affect the sales of the Company’s products which in turn, can impact the Company’s liquidity and capital resources. Historically, the Company has experienced operating losses during the first quarter except when construction activity is strong along the Southern Front Range of Colorado and the weather is mild. Operating results typically improve in the second and third quarters reflecting more favorable weather conditions in Colorado and the seasonal sales of the Evaporative Cooling segment. Fourth quarter results can vary based on weather conditions in Colorado as well as in the principal markets for the Company’s heating equipment. Notwithstanding weather conditions, however, the Company expects construction activity along the Southern Front Range to improve from the 2012 level but not fully recover to pre-2009 levels.

The Company typically experiences operating cash flow deficits during the first half of the year reflecting operating results, the use of sales dating programs (extended payment terms) related to the Evaporative Cooling segment and payments of the prior year’s accrued incentive bonuses and Company profit-sharing contributions, if any. As a result, the Company’s borrowings against its revolving credit facility tend to peak during the second quarter and then decline over the remainder of the year. This trend is likely to continue; however the Company ended 2012 with sufficient cash such that borrowing against the revolving credit facility was not necessary during the first quarter of 2013.

As expected, the Company’s cash flow from operations during the first quarter was negative due to the factors noted above. Operations for the first three months of 2013 used $448,000 of cash compared to $185,000 of cash used during the first three months of 2012. The increased use of cash was primarily the result of changes in working capital items, most notably an increase in refundable income taxes in the first quarter of 2013.

With regard to investing activities, capital expenditures continue to be curtailed wherever possible with a relatively modest $419,000 spent during the first quarter of 2013 compared to $257,000 spent during the first quarter of 2012.

Financing activities during the first quarter of 2013 used $125,000 of cash compared to providing $315,000 during the comparable 2012 quarter. Scheduled debt repayments of $125,000 were made during the first quarter of both 2013 and 2012. During the first quarter of 2012, the Company provided a letter of credit to replace the $4,340,000 of cash deposited with the insurance company for self-insured claims. The returned cash was used to repay $3,900,000 of the outstanding revolving bank loan.

Revolving Credit and Term Loan Agreement

As discussed in Note 11 to the condensed consolidated financial statements contained in this Quarterly Report, the Company maintains a Credit Agreement, which as amended, has a Revolving Commitment of $15,000,000. Borrowings under the Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles, certain real estate and the common stock of all of the Company’s subsidiaries. Borrowings under the Revolving Commitment are limited to 80% of eligible accounts receivable and 50% of eligible inventories. Borrowings under the Credit Agreement bear interest based on a LIBOR or prime rate based option.

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

The Company did not borrow against the revolving credit facility at any time during the first quarter of 2013. The Company used a portion of the cash received from the settlement of the Pikeview litigation in December 2012 to pay off all of the then outstanding revolving credit. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the entire revolving credit facility was available to the Company.

The Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement, will be sufficient to cover expected cash needs, including servicing debt and planned capital expenditures, for the next twelve months. The Company was in compliance with all debt covenants as of March 30, 2013 and expects to be in compliance with all debt covenants, as amended, throughout 2013.

Results of Operations - Comparison of Quarter Ended March 30, 2013 to Quarter Ended March 31, 2012

(In the ensuing discussions of the results of operations the Company defines the term gross profit as the amount determined by deducting cost of sales before depreciation, depletion and amortization from sales. The gross profit ratio is gross profit divided by sales.)

Consolidated sales in the first quarter of 2013 were $26,213,000, an increase of $1,817,000 or 7.4% compared to the first three months of 2012. Sales in the CACS segment increased $1,074,000 (15.9%) while sales in the Door segment improved by $795,000 (27.1%). The increase in sales in these two segments is reflective of the gradual and moderate improvement in the construction markets along the Southern Front Range of Colorado. Sales in the Heating and Cooling segment were $693,000 (7.8%) higher in the first quarter of 2013 compared to the same period in 2012. Sales of furnaces and heaters increased by approximately $2,100,000 (35.6%) largely due to cold weather conditions in the principal furnace markets. On the other hand, fan coil sales were down by $1,187,000 (43.1%). In the first quarter of 2012 the Heating and Cooling segment was shipping fan coils to a large hotel project in Atlanta, Georgia. There was no similarly sized fan coil job in the first quarter of 2013. Sales in the Evaporative Cooling segment were $687,000 (11.9%) lower in the first quarter of 2013 compared to the first three months of the prior year.

The consolidated gross profit ratio in the first quarter of 2013 was 17.5% compared to 19.8% in the first three months of 2012. The principal reason for the lower gross profit ratio is attributable to a 6.5 point drop in the gross profit ratio in the CACS segment. The principal contributors to the lower gross profit ratio in the CACS segment were significantly lower production and lower yields from the segment’s aggregate operations. The gross profit ratio in the Door segment dropped by 2.2 points due to more intense price competition. The gross profit ratio in the Heating and Cooling segment increased by 2.3 points due to the higher furnace volume and a favorable change in sales mix. The gross profit ratio in the Evaporative Cooling segment was unchanged.

Selling and administrative expenses in the first quarter of 2013 were $380,000 (7.2%) lower compared to the year-ago period. Lower legal expenses in CACS and Heating and Cooling segment were principal contributors to the reduced selling and administrative expenses. Also, sales and marketing expenses associated with the Heating and Cooling segment’s fan coil business were lower in the first quarter of 2013 reflecting the closing of the Oklahoma City sales office in the early part of 2012. As a percentage of consolidated sales, all selling and administrative expenses were 18.7% in the first quarter of 2013 compared to 21.7% in the same period of the prior year.

Depreciation and amortization charges in the first quarter of 2013 were $253,000 less than in the first three months of 2012. This reduction reflects the reduced level of capital spending in the past three years.

The operating loss in the first quarter of 2013 was $1,133,000 compared to an operating loss of $1,534,000 in the first three months of the prior year. The higher sales and gross profits of the Heating and Cooling segment largely offset the poorer result from the CACS segment. The lower operating loss is reflective of the reduced depreciation charges and selling and administrative expenses.

Net interest expense includes interest on outstanding funded debt, finance charges on outstanding letters of credit, the fee on the unused revolving credit line and other recurring fees charged by the lending bank. In the first quarter of 2013 net interest expense was $87,000 compared to $134,000 (exclusive of amortization of deferred financing costs) in 2012. The weighted average interest rate on outstanding funded debt in the first quarter of 2013, including the fee on the unused line of credit and other recurring bank charges but excluding finance charges on letters of credit was approximately 7.8% compared to 5.0% in the first quarter of 2012. Excluding the effect of an interest rate swap in effect during the first quarter of 2012 the interest rate for the first quarter of 2012 would have been 5.4%. Average outstanding funded debt in the first quarter of 2013 was $3,814,000. There was no outstanding revolving credit at any time during the first quarter of 2013. The Company used a portion of the cash received from the settlement of the Pikeview litigation in December 2012 to pay off all of the then outstanding revolving credit. In the first quarter of 2012 average outstanding funded debt was $10,707,000 consisting of $6,455,000 of revolving credit and $4,252,000 of term debt. The reduction in outstanding term debt reflects the scheduled quarterly repayments.

The Company’s effective income tax rate reflects federal and state statutory income tax rates adjusted for non-deductible expenses, tax credits and other tax items. The estimated effective income tax rate related to the loss from continuing operations in the first quarter of 2013 was 33.5% compared to an estimated benefit of 38.4% for the first quarter of 2012.

The Company operates four businesses in two industry groups. The businesses are seasonal, weather sensitive and subject to cyclical factors. The following addresses various aspects of operating performance focusing on the reportable segments within each of the two industry groups.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products industry group for the quarters ended March 30, 2013 and March 31, 2012 (dollar amounts in thousands):

	Concrete, Aggregates and Construction Supplies	Doors
Quarter ended March 30, 2013
Revenues from external customers	$7,817	$3,725
Gross profit	(448)	711
Gross profit as a percent of sales	(5.7)%	19.1%
Segment operating (loss) income	(1,948)	116
Operating (loss) income as a percent of sales	(24.9)%	3.1%
Segment assets as of March 30, 2013	$30,737	$6,729
Return on assets	(6.3)%	1.7%

Quarter ended March 31, 2012
Revenues from external customers	$6,743	$2,930
Gross profit	55	624
Gross profit as a percent of sales	.8%	21.3%
Segment operating (loss) income	(1,765)	59
Operating (loss) income as a percent of sales	(26.2)%	2.0%
Segment assets as of March 31, 2012	$29,994	$5,888
Return on assets	(5.9)%	1.0%

Concrete, Aggregates and Construction Supplies Segment

The product offerings of the CACS segment consist of ready-mix concrete, aggregates and construction supplies. Ready-mix concrete and aggregates are produced at multiple locations in or near Colorado Springs and Pueblo, Colorado. Construction supplies encompass numerous products purchased from third party suppliers and sold to the construction trades particularly concrete sub-contractors. In the first quarter of 2013 concrete, aggregates and construction supplies accounted for approximately 64%, 26% and 10% of sales of the CACS segment, respectively, including aggregates consumed internally in the production of concrete. In the first three months of 2012, the sales mix between concrete, aggregates and construction supplies was 58%, 33% and 9%, respectively. Sales including aggregates consumed internally increased by $1,367,000 (17.7%). Sales to third parties increased $1,074,000 (15.9%). The higher sales reflect a continuing but moderate improvement in the local construction markets from depressed conditions that prevailed from 2009 through 2011. Ready mix concrete sales, excluding flow fill material, increased by $1,747,000 (43.2%) in 2013. Concrete volume increased by 33.7%. Average concrete prices, excluding flow fill material, increased by 7.1% compared to 2012. Most of this 7.1% increase is reflective of higher selling prices. Changes in product mix had a nominal impact on the change in average selling price. While concrete prices have increased, the market remains sharply competitive especially on large construction projects. Cement costs per yard increased by 7.4% in the first quarter of 2013 compared to the same period in 2012. Cement is the highest cost raw material used in the production of ready mix concrete. Delivery cost per yard fell by 13.9% principally due to the efficiency typically experienced when volume improves. Delivery fuel cost per yard fell by 41¢ in part due to lower prices for diesel fuel. The gross profit ratio from concrete improved from a negative 7.9% in the first quarter of 2012 to a positive gross profit ratio of approximately 1.0% in 2013. The Company estimates that most of the improvement in the gross profit ratio was due to the higher concrete volume. Sales of flow fill material in the first quarter of 2012 were $465,000. There were virtually no flow fill sales in 2013.

The CACS segment also produces and sells sand, crushed limestone and gravel (“aggregates”) from various deposits in and around Colorado Springs and Pueblo, Colorado. In the first quarter of 2013 aggregates were produced from four separate locations; two in or near Colorado Springs and two in or near Pueblo. In 2012 only three of these four aggregate operations were in production. Sales volume (tons) of construction aggregates, including those used internally in the production of ready mix concrete, decreased by 7.3% in 2013. Average selling prices increased by approximately 37¢ per ton or approximately 6.9%. As a result, sales of aggregates, including those consumed internally in the production of concrete, fell by only 1%. Sales volume dropped in part due to lower production at three of the four operating aggregate sites. Production activity in the first quarter of 2013 was hampered by weather conditions which were worse than typically experienced in the first quarter of the year. Also, the limestone reserves at the Company’s Black Canyon Quarry located near Colorado Springs are nearly depleted and the yield of salable materials is declining as the last of the limestone reserve is extracted. At the gravel operation located on the east side of Pueblo the ratio of sand to rock is higher than desired. Some of the sand under current market conditions is not readily salable. The low yield has an adverse impact on unit costs and gross profits at the Pueblo aggregate operation. The Company’s Colorado Springs’ sand operation also produces industrial sand used in well fracing, the production of stucco and other purposes. As a percentage of total tons of aggregates sold in the first quarter of 2013 and 2012, industrial sand sales were only approximately 1.2% and 2.7%, respectively, of total aggregate sales volume. Overall production volume of all limestone, sand and gravel products was 61% lower in the first quarter of 2013 compared to the same period in 2012. The gross profit from all aggregate operations in the first quarter of 2013 was a negative $564,000 compared to positive $310,000 in the first three months of 2012 principally due to the lower production volume.

The Pikeview Quarry located in the far northwest section of Colorado Springs remained closed in both the first quarter of 2013 and 2012. However, in the latter part of April, 2013 the Company obtained a new mining permit for the Pikeview Quarry from the State of Colorado Department of Reclamation, Mining and Safety. The Company expects to resume production at the Pikeview Quarry sometime in May of 2013. The ongoing net cash expenses of the idle Pikeview Quarry were $92,000 in the first quarter of 2013 compared to $105,000 in 2012.

Sales of construction supplies increased by $212,000 (30.6%). The gross profit ratio increased to 3.4% in the first quarter of 2013 from a loss of 1.7% in 2012. The Company estimates that nearly all of the improvement in the gross profit ratio was the result of the higher sales.

Selling and administrative expenses were $93,000 lower in the first three months of 2013 compared to the same period in 2012. The higher expenses in 2012 were related to the Pikeview insurance litigation.

The prices of two commodities, cement and diesel fuel, can have a significant effect on the results of operations of this segment. The Company negotiates cement prices with producers who have production facilities in or near the concrete markets that we serve. The Company may negotiate separate cement prices for large construction projects depending on the demand for and availability of cement from the local producers. The Company buys diesel fuel from local distributors and has, from time to time, entered into a short term arrangement with a distributor whereby the price of diesel fuel is fixed for a period of up to six months. In the past year the Company has not hedged diesel fuel prices. Changes in the cost of these two commodities have a direct effect on the results of operations depending upon whether competitive conditions prevailing in the marketplace enable the Company to adjust its selling prices to recover the increased costs.

Door Segment

The Door segment sells hollow metal doors, door frames and related hardware, wood doors, lavatory fixtures and electronic access and security systems. Nearly all of the Door segments sales are for commercial and institutional buildings such as schools and healthcare facilities. Approximately 65% to 70% of the sales of the Door segment are related to jobs obtained through a competitive bidding process. Bid prices may be higher or lower than bid prices on similar jobs in the prior year. The Door segment does not track unit sales of the various products through its accounting or management reporting systems. Management relies on the level of the sales backlog, the trend in sales and the gross profit rate in managing the business.

Door sales in the first quarter of 2013 were $795,000 (27.1%) higher than in the first quarter of the previous year. The construction markets in general and within the State of Colorado in particular continue to demonstrate a recovery from the weak demand experienced during the recent slow construction period. Bidding activity since the beginning of 2012 has remained steady although bid prices are still competitive. The gross profit ratio in the first quarter of 2013 was 19.1%, down from 21.3% in 2012. The decline in the gross profit ratio is reflective of the competitive bidding environment coupled with some increase in the cost of doors and hardware.

Sales and administrative expenses increased by $33,000 compared to the first quarter of 2012 principally due to the higher sales volume. As a percentage of sales, these expenses were 15.2% and 18.2%, respectively, in the first quarters of 2013 and 2012.

The Door segment sales backlog at the end of the first quarter of 2013 was $5,865,000 compared to $3,701,000 a year ago.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products industry group for the quarters ended March 30, 2013 and March 31, 2012 (dollar amounts in thousands):

	Heating and Cooling	Evaporative Cooling
Quarter ended March 30, 2013
Revenues from external customers	$9,559	$5,081
Gross profit	3,229	1,162
Gross profit as a percent of sales	33.8%	22.9%
Segment operating income	1,295	240
Operating income as a percent of sales	13.5%	4.7%
Segment assets as of March 30, 2013	$14,469	$15,677
Return on assets	9.0%	1.5%

Quarter ended March 31, 2012
Revenues from external customers	$8,866	$5,768
Gross profit	2,793	1,321
Gross profit as a percent of sales	31.5%	22.9%
Segment operating income	499	369
Operating income as a percent of sales	5.6%	6.4%
Segment assets as of March 31, 2012	$16,124	$14,658
Return on assets	3.1%	2.5%

Heating and Cooling Segment

In the first quarter of 2013, approximately 81% of sales in the Heating and Cooling segment consisted of wall furnaces and heaters. Fan coils accounted for 16% of the segment’s sales and other products made up the remaining 3%. In the first three months of 2012, these shares of total segment sales were 66%, 31% and 3%, respectively. Overall sales in the Heating and Cooling segment in the first quarter of 2013 increased by $693,000 (7.8%) compared to the same period in 2012. Unit shipments of furnaces and heaters were 35.6% higher in the first quarter of 2013 compared to 2012. The Company believes that most of the increased unit sales volume was weather driven. Sales of furnaces and heaters were also 35.6% higher in the first quarter of 2013 as prices remained about the same as a year ago.

Sales of fan coils decreased by approximately $1,187,000 (43.1%) compared to the first quarter of 2012. In the first quarter of 2012, the Company was servicing a $1,500,000 hotel project in Atlanta, Georgia. There was no similarly sized job in the first quarter of 2013. Typically, approximately 90% of the sales of fan coils are custom-made systems for hotels and other commercial buildings. The jobs are obtained through a competitive bidding process. Since every bid job is a unique configuration of materials and parts, the Company does not track units of sales or production as such unit volume data would not be useful in managing the business. Management focuses on the current level of sales, the sales backlog and the contribution margin in managing the fan coil business. Contribution margin is an internal measure of profitability for a product or product line measured by deducting variable manufacturing costs and variable selling expenses from sales for a particular product line. The fan coil contribution margin percentage in the first quarter of 2013 was at a satisfactory level and about the same as for the first quarter of 2012. The fan coil sales backlog at the end of the first quarter of 2013 was approximately $1,109,000 compared to $1,794,000 a year ago. The backlog a year ago still included $500,000 for the Atlanta hotel project.

The Heating and Cooling segment’s gross profit ratio for the first quarter of 2013 was 33.8% compared to 31.5% in the first three months of 2012. The higher gross profit ratio is principally related to a higher level of furnace production and the change in product mix as typically profit margins on furnaces and heaters are higher than the margin on fan coils.

Selling and administrative expenses in the first three months of 2013 were $365,000 lower than the first quarter of the previous year. Legal expenses were approximately $169,000 lower in 2013. In addition, marketing and sales expenses related to the fan coil product line were reduced by approximately $152,000 as a result of the closing of the Oklahoma City sales office in the early part of 2012 and the lower fan coil sales in 2013. As a percentage of sales, selling and administrative expenses were 19.2% in the first quarter of 2013 compared to 24.8% in 2012.

Evaporative Cooling Segment

Sales of evaporative coolers decreased by $687,000, approximately 11.9%, in the first three months of 2013 compared to the same period in the prior year. Unit sales of evaporative coolers decreased by 19.9% in the first quarter of 2013 compared to the prior year period. Strong cooler shipments in the fourth quarter of 2012 may have contributed to the lower sales in the first quarter of 2013. In addition, the same weather conditions that provided an assist to furnace sales in the early part of 2013 had an adverse impact on cooler sales. Average selling prices per unit were approximately 2.4% higher compared to a year ago. There was a slightly higher ratio of single inlet and commercial coolers sold in the first quarter of 2013 compared to the first three months of 2012. The single inlet and commercial coolers are higher priced compared to standard residential models. The gross profit ratio in the first quarter of 2013 was 22.9% and was unchanged compared to a year ago. Selling and administrative expenses were $22,000 (2.6%) lower in the first quarter of 2013 due principally to lower selling expenses that vary with sales. These reductions were partially offset by the hiring of additional sales staff. As a percentage of sales, selling and administrative expenses were 16.4% and 14.8% in the first quarter of 2013 and 2012, respectively.

Both businesses in the HVAC group are sensitive to changes in prices for a number of different raw materials, commodities and purchased parts. Prices of steel and copper in particular can have a significant effect on the results of operations of this group. The Company is not currently a party to any hedging arrangements with regard to copper or steel.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements contained in this Quarterly Report have been prepared in accordance with US GAAP which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 30, 2013 and December 29, 2012 and affect the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates.

Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

OUTLOOK

The construction markets along the Southern Front Range of Colorado have exhibited moderate improvement. The Company expects the trend to continue while pricing in the market is expected to remain sharply competitive. In addition, as noted in the discussion of the CACS segment, the Company expects to resume production at the Pikeview Quarry sometime in May of 2013.

The Door segment’s sales also rely to a significant degree on new construction. As noted above the sales backlog of the Door segment has increased compared to the end of the first quarter of 2012. However pricing remains very competitive.

Sales of the Evaporative Cooling segment for the remainder of the current cooling season will largely be weather dependent.

The fan coil markets are exhibiting some modest improvement although pricing remains keen. The Company anticipates that these conditions will continue through 2013. In-season furnace sales later this year will be largely weather dependent.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 4 to the condensed consolidated financial statements contained in this Quarterly Report for a discussion of recently issued accounting standards.

MATERIAL CHANGES TO CONTRACTUAL OBLIGATIONS

There were no material changes to contractual obligations that occurred during the quarter ended March 30, 2013.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based on the beliefs of the Company’s management as well as on assumptions made by and information available to the Company at the time such statements were made. When used in this Quarterly Report, words such as “anticipates,” “believes,” “contemplates,” “estimates,”  “expects,” “plans,” “projects” and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of factors including but not limited to: weather, interest rates, availability of raw materials and their related costs, economic conditions and competitive forces in the regions where the Company does business, changes in governmental regulations and policies and the ability of the Company to obtain credit on commercially reasonable terms. Changes in accounting pronouncements could also alter projected results. Other factors not currently anticipated may also materially and adversely affect the Company’s results of operations, cash flows and financial position. There can be no assurance that future results will meet expectations. While the Company believes that the forward-looking statements in this Quarterly Report are reasonable, readers should not place reliance on any forward-looking statement. In addition, these statements speak only as of the date they were made. The Company does not undertake any obligation to update or alter any statements whether as a result of new information, future events or otherwise, except as may be required by applicable law.

Item 3.                     Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and as such, is not required to provide information in response to this item.

Item 4.                     Controls and Procedures

(a)                     Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 30, 2013. The Chief Executive Officer and Chief Financial Officer, based on that valuation, concluded that the Company’s disclosure controls and procedures are effective and were reasonably designed to ensure that all material information relating to the Company (including its subsidiaries) required to be disclosed in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission.

(b)                     Changes in Internal Control Over Financial Reporting.

The Company continually reassesses its internal control over financial reporting and makes changes as deemed prudent. During the quarter ended March 30, 2013, there were no material weaknesses identified in our review of internal control over financial reporting and no significant changes in the Company’s internal control over financial reporting occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Items 1, 1A, 3 and 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this Quarterly Report.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not purchased any of its common stock to become treasury stock during the period December 30, 2012 through March 30, 2013. However, the Company reserved 150,000 treasury shares representing the maximum number allowed to be granted under the 2010 Non-Employee Directors Stock Plan (Plan) to non-employee directors in lieu of the base director retainer fee. The Company issued a total of 12,000 shares to eight eligible board members effective February 11, 2013 as full payment of the base retainer fee for 2013. On January 6, 2012, the Company issued a total of 12,000 shares to eight eligible board members as full payment of the base retainer fee for 2012.

The Company established an open-ended program to repurchase its common stock under which the Board authorized purchases up to a maximum amount of $2,750,000. Repurchases may be made on the open market or in block trades at the discretion of management. As of March 30, 2013, $1,307,404 of the authorized amount remained available for stock repurchases. The Credit Agreement contains certain restrictions on the Company’s ability to repurchase its stock. The Amendment to the Credit Agreement retained these restrictions.

Item 4.                     Mine Safety Disclosure

The Company’s aggregates mining operations, all of which are surface mines, are subject to regulation by the Federal Mine Safety and Health Administration (MSHA) under the Federal Mine Safety and Health Act of 1977 (as amended, the “Mine Act”). MSHA inspects these operations on a regular basis and issues various citations and orders when it believes a violation of the Mine Act has occurred. Information concerning mine safety violations and other regulatory matters required to be disclosed by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S-K is included in Exhibit 95 to this Quarterly Report.

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

31.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and Rule 13a-14(d)/15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and Rule 13a-14(d)/15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 filed herewith.

95	Mine Safety Disclosures (filed herewith).

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2013 filed with the SEC on May 14, 2013, formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets as of March 30, 2013 and December 29, 2012; (ii) the Condensed Consolidated Statements of Operations and Retained Earnings for the fiscal three months ended March 30, 2013 and March 31, 2012; (iii) the Condensed Consolidated Statements of Cash Flows for the fiscal three months ended March 30, 2013 and March 31, 2012; and (iv) Notes to Quarterly Condensed Consolidated Financial Statements.*

* - Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION

Date:	May 14, 2013	By:	/s/ Joseph J. Sum
Joseph J. Sum, Vice President
and Chief Financial Officer