Form 10-Q
period 2013-06-29
CONTINENTAL MATERIALS CORP
filed 2013-08-13
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.25 par value, shares outstanding at August 9, 2013: 1,638,959.

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 29, 2013 and DECEMBER 29, 2012

(000’s omitted except share data)

	JUNE 29,
	2013	DECEMBER 29,
	(Unaudited)	2012
ASSETS
Current assets:
Cash and cash equivalents	$2,381	$1,734
Receivables, net	19,608	19,761
Receivable for insured losses	184	185
Inventories:
Finished goods	7,683	7,034
Work in process	1,054	1,167
Raw materials and supplies	7,985	7,646
Prepaid expenses	1,487	1,329
Refundable income taxes	676	1,376
Deferred income taxes	1,291	1,291
Real Estate held for resale — related party	625	650
Total current assets	42,974	42,173

Property, plant and equipment, net	18,481	19,357

Goodwill	7,229	7,229
Amortizable intangible assets, net	147	176
Prepaid royalties	1,790	1,746
Long-term note receivable — related party	—	352
Other assets	513	512

	$71,134	$71,545
LIABILITIES
Current liabilities:
Current portion of long-term debt	$500	$500
Accounts payable and accrued expenses	12,558	12,030
Liability for unpaid claims covered by insurance	184	185
Total current liabilities	13,242	12,715

Long-term debt	3,158	3,408
Deferred income taxes	499	803
Other long-term liabilities	1,928	1,775
SHAREHOLDERS’ EQUITY
Common shares, $0.25 par value; authorized 3,000,000 shares; issued 2,574,660 shares	643	643
Capital in excess of par value	1,815	1,815
Retained earnings	65,772	66,388
Treasury shares, 936,097 and 939,986, at cost	(15,923)	(16,002)
	52,307	52,844

	$71,134	$71,545

See notes to condensed consolidated financial statements.

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE THREE MONTHS ENDED JUNE 29, 2013 AND JUNE 30, 2012

(Unaudited)

(000’s omitted except per-share amounts)

	JUNE 29,	JUNE 30,
	2013	2012

Net sales	$32,857	$29,747

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	25,989	24,256
Depreciation, depletion and amortization	844	1,045
Selling and administrative	4,986	4,991
Williams EcoLogix project expenses	662	99

(Loss) gain on disposition of property and equipment	(2)	15
	32,483	30,376

Operating income (loss)	374	(629)

Interest expense, net	(92)	(131)
Amortization of deferred financing fees	—	(9)
Other income, net	5	4

Income (loss) from continuing operations before income taxes	287	(765)

Provision (benefit) for income taxes	100	(263)

Net income (loss) from continuing operations	187	(502)

Loss from discontinued operation net of income tax benefit of $0 and $5	—	(9)

Net income (loss)	187	(511)

Retained earnings, beginning of period	65,585	61,946

Retained earnings, end of period	$65,772	$61,435

Net income (loss) per basic and diluted share:
Continuing operations	$.11	$(.31)
Discontinued operation	—	(.01)
Basic and diluted loss per share	.11	(.32)

Average shares outstanding	1,646	1,634

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE SIX MONTHS ENDED JUNE 29, 2013 AND JUNE 30, 2012

(Unaudited)

(000’s omitted except per-share amounts)

	JUNE 29,	JUNE 30,
	2013	2012

Net sales	$59,070	$54,143

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	47,609	43,830
Depreciation, depletion and amortization	1,659	2,113
Selling and administrative	9,849	10,186
Williams EcoLogix project expenses	710	195

(Loss) gain on disposition of property and equipment	(2)	17
	59,829	56,307

Operating loss	(759)	(2,164)

Interest expense, net	(179)	(265)
Amortization of deferred financing fees	—	(60)
Other income, net	18	14

Loss from continuing operations before income taxes	(920)	(2,475)

Benefit for income taxes	(304)	(920)

Net loss from continuing operations	(616)	(1,555)

Loss from discontinued operation net of income tax benefit of $0 and $5	—	(9)

Net loss	(616)	(1,564)

Retained earnings, beginning of period	66,388	62,999

Retained earnings, end of period	$65,772	$61,435

Net loss per basic and diluted share:
Continuing operations	$(.37)	$(.95)
Discontinued operation	—	(.01)
Net loss per basic and diluted share	(.37)	(.96)

Average shares outstanding	1,643	1,634

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 29, 2013 AND JUNE 30, 2012

(Unaudited)

(000’s omitted)

	JUNE 29, 2013	JUNE 30, 2012

Net cash provided by operating activities	$1,777	$416

Investing activities:
Capital expenditures	(816)	(643)
Cash proceeds from sale of property and equipment	61	28
Net cash used in investing activities	(755)	(615)

Financing activities:
Repayment of the revolving bank loan, net	—	(3,850)
Repayment of long-term debt	(250)	(250)
Payments to acquire treasury stock	(125)	—
Refund of cash deposit for self-insured claims	—	4,340
Net cash (used in) provided by financing activities	(375)	240

Net increase in cash and cash equivalents	647	41
Cash and cash equivalents:
Beginning of period	1,734	840

End of period	$2,381	$881

Supplemental disclosures of cash flow items:
Cash paid during the six months for:
Interest, net	$212	$315
Income taxes (refunded) paid	(700)	244

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

NOTES TO THE QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED JUNE 29, 2013

(Unaudited)

1.              Basis of Presentation:

The unaudited interim condensed consolidated financial statements included herein are prepared pursuant to the Securities and Exchange Commission rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual consolidated financial statements have been omitted. The condensed consolidated balance sheet of the Company as of December 29, 2012 has been derived from the audited consolidated balance sheet of the Company as of that date. The interim condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K. In the opinion of management, the condensed consolidated financial statements include all adjustments (none of which were other than normal recurring adjustments) necessary for a fair statement of the results for the interim periods. Certain reclassifications have been made to the fiscal 2012 Consolidated Financial Statements to conform to the 2013 presentation. The reclassifications had no effect on the consolidated results of operations, the net increase in cash or the total assets, liabilities or shareholders’ equity of the Company.

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

The Company has established a valuation reserve related to the carry-forward of all charitable contributions deductions arising from prior years and the portion of contributions in 2013 that the Company believes it will be unable to utilize prior to the expiration of their carry-forward periods. The Company also established a valuation reserve related to the carry-forward of the long-term capital loss generated by the sale of the stock of RMRM due to the uncertainty that the Company will be able to generate offsetable long-term capital gains prior to the 2014 expiration of the carry-forward period. For Federal purposes, net operating losses can be carried forward for a period of 20 years while alternative minimum tax credits can be carried forward indefinitely. For state purposes, net operating losses can be carried forward for periods ranging from 5 to 20 years for the states that the Company is required to file in. California Enterprise Zone credits can be carried forward indefinitely while Colorado credits can be carried forward for 7 years.

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

Notes Receivables with Related Parties: It was not practical to estimate the fair value of long-term receivables and payables with related parties. The terms of the amounts reflected in the balance sheet at December 29, 2012 are more fully discussed in the Form 10-K for the fiscal year ended December 29, 2012.

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

5.             Operating results for the first six months of 2013 are not necessarily indicative of performance for the entire year due to the seasonality of most of our products. Historically, sales of the Evaporative Cooling segment are higher in the first and second quarters, sales of the Concrete, Aggregates and Construction Supplies (CACS) segment are higher in the second and third quarters and sales of the Heating and Cooling segment are higher in the third and fourth quarters. Sales of furnaces during January and February of 2013 were above historical levels as a result of the late arrival of colder weather in the geographical areas served. The sales of the Door segment are more evenly spread throughout the year. The economic recession and financial market turmoil that began in the latter part of 2008 has had a significant detrimental effect on the construction industry in general and on the Company’s construction related businesses in particular. Although sales volumes have improved during 2013, construction activity in the Company’s area of service remains well below the level achieved as recently as 2007. Pricing in the CACS segment has also improved but is expected to remain sharply competitive. The reopening of the Pikeview Quarry late in the second quarter of 2013 is expected to have a beneficial effect on aggregates costs going forward, primarily due to reduced transportation costs. For these reasons, the business conditions for the CACS segment are expected to improve over the final six months of 2013 although it remains difficult to predict the timing and magnitude of any further recovery of the construction markets along the Southern Front Range of Colorado.

6.              There is no difference in the calculation of basic and diluted earnings per share (EPS) for the three-month or six-month periods ended June 29, 2013 and June 30, 2012 as the Company does not have any dilutive instruments.

7.              The Company operates primarily in two industry groups, Heating, Ventilation and Air Conditioning (HVAC) and Construction Products. The Company has identified two reportable segments within each of the industry groups: the Heating and Cooling segment and the Evaporative Cooling segment in the HVAC industry group and the CACS segment and the Door segment in the Construction Products industry group.

The Heating and Cooling segment produces and sells gas-fired wall furnaces, console heaters and fan coils from the Company’s wholly-owned subsidiary, Williams Furnace Co. (WFC) of Colton, California. The Evaporative Cooling segment produces and sells evaporative coolers from the Company’s wholly-owned subsidiary, Phoenix Manufacturing, Inc. (PMI) of Phoenix, Arizona. Sales of these two segments are nationwide, but are concentrated in the southwestern United States. Concrete, Aggregates and Construction Supplies are offered from numerous locations along the Southern Front Range of Colorado operated by the Company’s wholly-owned subsidiaries Castle Concrete Company and Transit Mix Concrete Co., of Colorado Springs and Transit Mix of Pueblo, Inc. of Pueblo, Colorado (the three companies collectively are referred to as “TMC”). The Door segment sells hollow metal doors, door frames and related hardware, wood doors, lavatory fixtures and electronic access and security systems from the Company’s wholly-owned subsidiary, McKinney Door and Hardware, Inc. (MDHI) which operates out of facilities in Pueblo and Colorado Springs, Colorado. Sales of these two segments are highly concentrated in the Southern Front Range of Colorado although door sales are also made throughout the United States.

In addition to the above reporting segments, an “Unallocated Corporate” classification is used to report the unallocated expenses of the corporate office which provides treasury, insurance and tax services as well as strategic business planning and general management services. Expenses related to the corporate information technology group are allocated to all locations, including the corporate office. An “Other” classification is used to report a real estate operation and the activity of Williams EcoLogix, Inc. (WEI). WEI is a wholly-owned subsidiary of Continental Materials Corporation which was set up in anticipation of distributing a product that was being developed by a third party. See Note 13, Subsequent Event, for further discussion.

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

The following table presents information about reported segments for the six-month and three-month periods ended June 29, 2013 and June 30, 2012 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (dollar amounts in thousands):

	Construction Products			HVAC Products
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Other	Total
2013
Six Months ended June 29, 2013
Revenues from external customers	$19,594	$8,126	$27,720	$15,089	$16,226	$31,315	$6	$29	$59,070
Depreciation, depletion and amortization	1,185	62	1,247	206	179	385	27	—	1,659
Operating (loss) income	(2,122)	610	(1,512)	1,214	1,843	3,057	(1,530)	(774)	(759)
Segment assets	31,126	6,317	37,443	15,440	12,580	28,020	5,046	625	71,134
Capital expenditures (b)	147	39	186	384	240	624	6	—	816

Quarter ended June 29, 2013
Revenues from external customers	$11,777	$4,401	$16,178	$5,530	$11,145	$16,675	$4	$—	$32,857
Depreciation, depletion and amortization	607	31	638	103	89	192	14	—	844
Operating (loss) income	(174)	494	320	(80)	1,602	1,522	(806)	(662)	374
Segment assets	31,126	6,317	37,443	15,440	12,580	28,020	5,046	625	71,134
Capital expenditures (b)	51	3	54	318	34	352	(9)	—	397

	Construction Products			HVAC Products
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Other	Total
2012
Six Months ended June 30, 2012
Revenues from external customers	$16,673	$6,452	$23,125	$14,873	$15,966	$30,839	$7	$172	$54,143
Depreciation, depletion and amortization	1,590	67	1,657	208	185	393	63	—	2,113
Operating (loss) income	(3,021)	339	(2,682)	208	1,707	1,915	(1,256)	(141)	(2,164)
Segment assets (a)	31,629	5,767	37,396	17,054	12,250	29,304	3,839	1,006	71,545
Capital expenditures (b)	197	17	214	195	219	414	6	—	634

Quarter ended June 30, 2012
Revenues from external customers	$9,930	$3,522	$13,452	$6,007	$10,198	$16,205	$4	$86	$29,747
Depreciation, depletion and amortization	785	34	819	108	87	195	31	—	1,045
Operating (loss) income	(1,256)	281	(975)	(291)	1,338	1,047	(629)	(72)	(629)
Segment assets (a)	31,629	5,767	37,396	17,054	12,250	29,304	3,839	1,006	71,545
Capital expenditures (b)	121	9	130	86	159	245	2	—	377

(a)          Segment assets are as of December 29, 2012.

(b)          Capital expenditures are presented on the accrual basis of accounting.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last Annual Report on Form 10-K.

8.              Identifiable amortizable intangible assets as of June 29, 2013 include a restrictive land covenant and customer relationships. Collectively, these assets were carried at $147,000, net of $573,000 accumulated amortization. The pre-tax amortization expense for intangible assets during the quarter ended June 29, 2013 was $15,000 compared to $16,000 for the quarter ended June 30, 2012 and was $30,000 and $33,000 for the six months ended June 29, 2013 and June 30, 2012, respectively.

Based upon the intangible assets recorded on the balance sheet at June 29, 2013, amortization expense for the next five years is estimated to be as follows: 2013 — $59,000; 2014 — $52,000; 2015 — $45,000; 2016 — $21,000 and 2017 — $0.

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

The Company entered into the First Amendment to Credit Agreement effective March 21, 2013 to reduce the Revolving Commitment to $15,000,000 and to modify certain of the financial covenants, related definitions and test dates. The Credit Agreement as amended provides for the following:

•                  The Company must not permit Earnings Before Interest, Taxes, Depreciation and Amortization (Minimum EBITDA) to be less than $1,500,000 for the nine-month period ending September 28, 2013 or permit the Minimum EBITDA to be less than $2,500,000 for the fiscal year ending December 28, 2013.

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

•                  The Company must pay within 120 days after the end of each Fiscal Year, an amount equal to fifty percent of Excess Cash Flow for such Fiscal Year. The lender waived this covenant for the 2012 fiscal year.

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

Definitions under the Credit Agreement as amended are as follows:

•                  Minimum Tangible Net Worth is defined as net worth plus subordinated debt, minus intangible assets (goodwill, intellectual property, prepaid expenses, deposits and deferred charges), minus all obligations owed to the Company or any of its subsidiaries by any affiliate or any or its subsidiaries and minus all loans owed by its officers, stockholders, subsidiaries or employees. There are no loans owed by any of the referenced parties at March 30, 2013 or as of the date of this filing except for a loan of $352,000 to an officer of one of the Company’s subsidiaries made during the first quarter of fiscal 2011in conjunction with his relocation and fully reserved as of June 29, 2013. See Note 13, Subsequent Event, for further discussion.

•                  Excess Cash Flow is defined as meaning for any period, the remainder of (a) Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) for such period, minus (b) the sum, without duplication, of (i) scheduled repayments of principal of the term loan made during such period, plus (ii) voluntary prepayments of the term loan during such period, plus (iii) mandatory prepayments of the term loan during such period to the extent the amount of such mandatory prepayment was included in EBITDA for such period, plus (iv) cash payments made in such period with respect to capital expenditures, plus (v) all income taxes paid in cash by the Company during such period, plus (vi) cash interest expense of the Company during such period.

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

13.       Subsequent Event:

As discussed in Note 7, WEI was set up during March 2011 in anticipation of the development of a product by a third party that WEI would have exclusive rights to sell in North America. The expenses incurred by WEI, principally compensation and relocation expenses of its sole employee, are reported as a separate line item in the statement of operations. As part of the relocation of the sole employee of WEI in 2011, the Company purchased the former residence of, and made a loan of $352,000 to, the employee. Development of the product has ceased and the sole employee was terminated in February 2013. The Company completed negotiations of the settlement agreement with this former employee during July, but recorded the financial effect during the second quarter of 2013. As a part of the settlement agreement, the Company agreed that the note would be repaid only from future sales, if any, should development resume and result in a marketable product. Accordingly, the Company has decided to fully reserve the loan as of June 29, 2013. In addition, the settlement agreement included a severance payment of $225,000 which has also been accrued as of June 29, 2013. Finally, the residence acquired by the Company was sold on July 24, 2013. The net amount realized after sales commissions and other closing costs was $625,000. Consequently, the Company wrote down the carrying value of the residence by $25,000 during the second quarter of 2013.

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

Liquidity and Capital Resources

Various factors affect the sales of the Company’s products which in turn, can impact the Company’s liquidity and capital resources. Historically, the Company has experienced operating losses during the first quarter except when construction activity is strong along the Southern Front Range of Colorado and the weather is mild. Operating results typically improve in the second and third quarters reflecting more favorable weather conditions in Colorado and the seasonal sales of the Evaporative Cooling segment. Fourth quarter results can vary based on weather conditions in Colorado as well as in the principal markets for the Company’s heating equipment. Notwithstanding weather conditions, however, the Company expects construction activity along the Southern Front Range of Colorado to continue to improve from the very depressed levels of 2009 through 2012.

The Company typically experiences operating cash flow deficits during the first half of the year reflecting operating results, the use of sales dating programs (extended payment terms) related to the Evaporative Cooling segment and payments of the prior year’s accrued incentive bonuses and Company profit-sharing contributions, if any. As a result, the Company’s borrowings against its revolving credit facility tend to peak during the second quarter and then decline over the remainder of the year. This trend is likely to continue; however, the Company ended 2012 with sufficient cash such that borrowing against the revolving credit facility was not necessary during the first six months of 2013.

Cash provided by operations was $1,777,000 during the first six months of 2013 compared to the $416,000 of cash provided during the first six months of 2012. The Company’s operating cash flow during the first six months of 2013 was positive primarily due to the reduction of the operating loss as well as the refund of $700,000 of estimated income taxes paid in 2012. The Company’s operating cash flow during the first six months of 2012 was positive despite the operating loss primarily due to a decrease in receivables and an increase in accounts payable and accrued expenses.

During the six months ended June 29, 2013, investing activities used $755,000 of cash compared to $615,000 of cash used in the prior year’s period. Capital expenditures during the first six months of 2013 were $816,000 compared to $643,000 during the corresponding 2012 period. Capital expenditures for both periods remain well below historical levels. The 2013 expenditures primarily represent purchases of manufacturing equipment and related tooling and dies to improve efficiency in the HVAC industry companies.

Financing activities during the first six months of 2013 used $375,000 compared to the $240,000 provided during the comparable 2012 period. Scheduled debt repayments of $250,000 were made during the first six months of both 2013 and 2012. The Company also purchased $125,000 of Company stock in June 2013. During the first six months of 2012, the Company provided a letter of credit to replace the $4,340,000 of cash deposited with the insurance company for self-insured claims. The returned cash was used to repay the outstanding revolving bank loan.

The Company was in compliance with all loan covenants as of the fiscal quarter ended June 29, 2013.

Revolving Credit and Term Loan Agreement

As discussed in Note 11 to the condensed consolidated financial statements contained in this Quarterly Report, the Company maintains a Credit Agreement, which as amended, provides for a Revolving Commitment of $15,000,000 and a term loan that had an original principal balance of $4,648,000 and an outstanding principal balance as of June 29, 2013 of $3,658,000. Borrowings under the Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles, certain real estate and the common stock of all of the Company’s subsidiaries. Borrowings under the Revolving Commitment are limited to 80% of eligible accounts receivable and 50% of eligible inventories. Borrowings under the Credit Agreement bear interest based on a LIBOR or prime rate based option.

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

The Company had outstanding borrowings against the revolving credit facility for one day during the second quarter of 2013. The Company used a portion of the cash received from the settlement of the Pikeview litigation in December 2012 to pay off all of the then outstanding revolving credit. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the entire revolving credit facility was available to the Company.

The Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement, will be sufficient to cover expected cash needs, including servicing debt and planned capital expenditures, for the next twelve months. The Company was in compliance with all debt covenants as of June 29, 2013 and expects to be in compliance with all debt covenants, as amended, throughout 2013 and 2014.

Results of Operations - Comparison of Quarter Ended June 29, 2013 to Quarter Ended June 30, 2012

(In the ensuing discussions of the results of operations the Company defines the term gross profit as the amount determined by deducting cost of sales before depreciation, depletion and amortization from sales. The gross profit ratio is gross profit divided by sales.)

Consolidated sales in the second quarter of 2013 were $32,857,000, an increase of $3,110,000 or 10.5% compared to the second quarter of 2012. Sales in the Concrete, Aggregates and Construction Supplies (“CACS”) segment increased $1,847,000 (18.6%) while sales in the Door segment improved by $879,000 (25.0%). The increase in sales in these two segments is reflective of the continuing but moderate improvement in the southern Colorado construction markets. Sales in the Heating and Cooling segment were $477,000 (7.9%) lower in the second quarter of 2013 compared to the same period in 2012. The lower sales for this segment are attributable to weakness in demand for fan coils due to a slow pace of new hotel construction. Sales in the Evaporative Cooling segment were $947,000 (9.3%) higher in the second quarter of 2013 compared to the second quarter of the prior year. Unit sales of evaporative coolers held nearly constant in both periods.

The consolidated gross profit ratio in the second quarter of 2013 was 20.9% compared to 18.5% in the second quarter of 2012. The gross profit ratio improved in all four of the Company’s business segments. The CACS segment experienced the most significant improvement, achieving a six point improvement in their gross profit rate. However, the gross profit rate in the CACS segment in the second quarter of the prior year was at a very depressed level. See further discussion of this segment’s results below.

Consolidated selling and administrative expenses, excluding expenses related to the WEI project, were virtually the same as the year-ago period. As a percentage of consolidated sales, selling and administrative expenses were 15.2% in the second quarter of 2013 compared to 16.8% in the same period of 2012.

Depreciation and amortization charges in the second quarter of 2013 were $201,000 less than in the second quarter of 2012. This reduction reflects the reduced level of capital spending in the past three years especially in the CACS segment.

The results for the second quarter of 2013 include charges of $662,000 pertaining to the WEI subsidiary. This subsidiary was established for the purpose of serving as the exclusive North American distributor of a product being developed by a third party. The performance of the product in a series of laboratory tests was not satisfactory and the owner of the technology and intellectual property ceased further development in 2013. The one employee of the Company who was heading up this project was terminated in February 2013. A settlement with this employee was reached in July 2013. The expenses for the second quarter include a charge of $352,000 to establish a reserve for a note receivable from this employee and a severance payment of $225,000. The second quarter expenses also include approximately $50,000 of legal expenses incurred in connection with negotiating the settlement agreement. Further, in the second quarter of 2013, the Company recorded a write-down of $25,000 on the residence that the Company purchased from this employee in 2011. The residence was sold on July 24, 2013. The expenses of WEI in the second quarter of 2012, including compensation of the sole employee, were approximately $99,000. The Company expects that any future expenses related to WEI and this project will not be material.

The operating income, including the $662,000 of expenses of WEI, in the second quarter of 2013 was $374,000 compared to an operating loss of $629,000 in the second quarter of the prior year. The higher sales, gross profit ratios and lower depreciation charges all contributed to the improved operating results.

Interest expense includes interest on outstanding funded debt, finance charges on outstanding letters of credit, the fee on the unused revolving credit line and other recurring fees charged by the lending bank. In the second quarter of 2013 interest expense was $81,000 compared to $157,000 (exclusive of amortization of deferred financing costs) in the second quarter of 2012. The weighted average interest rate on outstanding funded debt in the second quarter of 2013, including the fee on the unused line of credit and other recurring bank charges but excluding finance charges on letters of credit was approximately 5.4% compared to 6.2% in the second quarter of 2012. Average outstanding funded debt in the second quarter of 2013 was $3,689,000. In the second quarter of 2012 average outstanding funded debt was $8,064,000 consisting of $3,938,000 of revolving credit and $4,127,000 of term debt. At the end of the second quarter of 2013 the outstanding term debt was $3,658,000 compared to $4,033,000 at the end of the second quarter of 2012. There was no outstanding revolving credit at the end of the second quarter of 2013 compared to $4,300,000 outstanding at the end of the second quarter of 2012.  The Company used a portion of the cash received from the settlement of the Pikeview litigation in December 2012 to pay off all of the then outstanding revolving credit. The reduction in outstanding term debt reflects the scheduled quarterly repayments.

The Company’s effective income tax rate reflects federal and state statutory income tax rates adjusted for non-deductible expenses, tax credits and other tax items. The estimated effective income tax rate from continuing operations in the second quarter of 2013 was 34.8% compared to an estimated benefit of 34.4% for the second quarter of 2012.

The Company operates four businesses in two industry groups. The businesses are seasonal, weather sensitive and subject to cyclical factors. The following addresses various aspects of operating performance focusing on the reportable segments within each of the two industry groups.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products industry group for the quarters ended June 29, 2013 and June 30, 2012 (dollar amounts in thousands):

	Concrete, Aggregates and Construction Supplies	Doors
Quarter ended June 29, 2013
Revenues from external customers	$11,777	$4,401
Gross profit	1,325	1,090
Gross profit as a percent of sales	11.3%	24.8%
Segment operating (loss) income	(174)	494
Operating (loss) income as a percent of sales	(1.5)%	11.2%
Segment assets as of June 29, 2013	$31,126	6,317
Return on assets	(.6)%	7.8%

Quarter ended June 30, 2012
Revenues from external customers	$9,930	$3,522
Gross profit	529	847
Gross profit as a percent of sales	5.3%	24.0%
Segment operating (loss) income	(1,256)	281
Operating (loss) income as a percent of sales	(12.6)%	8.0%
Segment assets as of June 30, 2012	$32,897	$6,471
Return on assets	(3.8)%	4.3%

Concrete, Aggregates and Construction Supplies Segment

The product offerings of the CACS segment consist of ready-mix concrete, aggregates and construction supplies.  Ready-mix concrete and aggregates are produced at multiple locations in or near Colorado Springs and Pueblo, Colorado.  Construction supplies encompass numerous products purchased from third party suppliers and sold to the construction trades particularly concrete sub-contractors.  In the second quarter of 2013 concrete, aggregates and construction supplies account for approximately 70%, 22% and 8% of sales of the CACS segment, respectively, including aggregates consumed internally in the production of concrete.  In the second quarter of 2012 the sales mix between concrete, aggregates and construction supplies was 64%, 26% and 10%, respectively. Sales including aggregates consumed internally increased by $2,189,000 (19.2%).  Sales to third parties increased $1,847,000 (18.6%).  The higher sales reflect a continuing but moderate improvement in the local construction markets from depressed conditions that prevailed from 2009 through 2011. Ready mix concrete sales, excluding flow fill material, increased by $2,318,000 (35.8%) in 2013.  Concrete volume increased by 28.1%. Average concrete prices, excluding flow fill material, increased by approximately 6.0% compared to 2012. Most of this increase is reflective of higher selling prices. Changes in product mix had a nominal impact on the change in average selling price. While concrete prices have increased, the market remains sharply competitive especially on large construction projects. Cement costs per yard increased by 10.0% in the second quarter of 2013 compared to the same period in 2012. Cement is the highest cost raw material used in the production of ready mix concrete. Batching and delivery cash costs per yard fell by 7.0% principally due to the efficiency typically experienced when volume improves. Delivery fuel cost per yard was 15¢ higher in second quarter of 2013 compared to the same period in the prior year. The gross profit ratio from concrete improved from 7.5% in the second quarter of 2012 to 11.8% in the second quarter of 2013.  The Company estimates that most of the improvement in the gross profit ratio was due to the higher unit volume. Sales of flow fill material were not material in either quarter.

The CACS segment also produces and sells sand, crushed limestone and gravel (“aggregates”) from various deposits in and around Colorado Springs and Pueblo, Colorado.  In the second quarter of 2013 aggregates were produced from four separate locations; two in or near Colorado Springs and two in or near Pueblo. In 2012 only three of these four aggregate operations were in production. Sales volume (tons) of construction aggregates, including those used internally in the production of ready mix concrete, decreased by 5.0% in the second quarter of 2013 compared to the second quarter of 2012.  Average selling prices increased by 91¢ per ton or approximately 16.7%. The higher price is largely reflective of a change in product mix. Net sales of construction aggregates, including those consumed internally in the production of concrete, increased by 10.7%. The limestone reserves at the Company’s Black Canyon Quarry located near Colorado Springs were fully depleted in the second quarter of 2013 and all mining activity at the Black Canyon Quarry has ceased. However, in late May, 2013 production activity resumed at the Company’s Pikeview Quarry also located near Colorado Springs. The Pikeview Quarry had been shut-down since December

2008 due to a landslide. The crushing and screening facilities at the Pikeview Quarry are of significantly larger capacity than those at the Black Canyon Quarry. Historically, the per ton cash operating costs at Pikeview have been less than those experienced at Black Canyon. At the gravel operation located on the east side of Pueblo the ratio of sand to rock is higher than desired. Some of the sand under current market conditions is not readily salable. The low yield has an adverse impact on unit costs and gross profits at the Pueblo aggregate operation. The company’s Colorado Springs’ sand operation also produces industrial sand used in well fracking, the production of stucco and for other purposes. As a percentage of total tons of aggregates sold in the second quarter of 2013 and 2012, industrial sand sales were only approximately 1.0% and 1.8%, respectively, of total aggregate sales volume. Overall production volume of all limestone sand and gravel products was 211% higher in the second quarter of 2013 compared to the same period in 2012. The gross profit from all aggregate operations in the second quarter of 2013 was $106,000 compared to loss of $143,000 in the second quarter of 2012 principally due to the higher production volume.

Sales of construction supplies were virtually unchanged compared to the prior year quarter. Gross profits were moderately lower due to higher materials costs and increased operating expenses.

Depreciation expenses decreased by $178,000 reflecting a lower level of capital spending in the last three years.

Selling and administrative expenses were $125,000 lower in the second quarter of 2013 compared to the same period in 2012. In the second quarter of 2012 expenses associated with the Pikeview insurance litigation were $92,000.

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

Door Segment

The Door segment sells hollow metal doors, door frames and related hardware, wood doors, lavatory fixtures and electronic access and security systems. Nearly all of the Door segment’s sales are for commercial and institutional buildings such as schools and healthcare facilities. Approximately 65% to 70% of the sales of the Door segment are related to jobs obtained through a competitive bidding process. Bid prices may be higher or lower than bid prices on similar jobs in the prior year. The Door segment does not track unit sales of the various products through its accounting or management reporting systems. Management relies on the level of the sales backlog, the trend in sales and the gross profit rate in managing the business.

Door sales in the second quarter of 2013 were $879,000 (25.0%) more than in the second quarter of the previous year. The construction markets in general and within the State of Colorado in particular continue to demonstrate a recovery from the weak demand experienced during the recent slow construction period. Bidding activity since the beginning of 2012 has remained steady and bid prices are still competitive. The gross profit ratio in the second quarter of 2013 was 25.1%, up from 24.0% in 2012. The increase in the gross profit ratio is reflective of the higher sales volume which allowed for better labor efficiency coupled with the fixed nature of some of the shop overhead costs.

Sales and administrative expenses increased by $39,000 compared to the second quarter of 2012 principally due to the higher sales volume. As a percentage of sales, these expenses were 13.0% and 15.1%, respectively, in the second quarters of 2013 and 2012.

The Door segment sales backlog at the end of the second quarter of 2013 was $5,490,000 compared to $3,358,000 a year ago.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products industry group for the quarters ended June 29, 2013 and June 30, 2012 (dollar amounts in thousands):

	Heating and Cooling	Evaporative Cooling
Quarter ended June 29, 2013
Revenues from external customers	$5,530	$11,145
Gross profit	1,652	2,797
Gross profit as a percent of sales	29.9%	25.1%
Segment operating (loss) income	(80)	1,602
Operating income as a percent of sales	(1.4)%	14.4%
Segment assets as of June 29, 2013	$15,440	$12,580
Return on assets	(.5)%	12.7%

Quarter ended June 30, 2012
Revenues from external customers	$6,007	$10,198
Gross profit	1,642	2,442
Gross profit as a percent of sales	27.3%	23.9%
Segment operating (loss) income	(291)	1,338
Operating income as a percent of sales	(4.8)%	13.1%
Segment assets as of June 30, 2012	$16,106	$12,500
Return on assets	(1.8)%	10.7%

Heating and Cooling Segment

In the second quarter of 2013, approximately 54% of sales in the Heating and Cooling segment consisted of wall furnaces and heaters. Fan coils accounted for 38% of the segment’s sales and other products made up the remaining 8%. In the second quarter of 2012 these shares of total segment sales were 48%, 45% and 7%, respectively. Overall sales in the Heating and Cooling segment in the second quarter of 2013 decreased by $477,000 (7.9%) compared to the same period in 2012. Unit shipments of furnaces and heaters were 2.4% higher in the second quarter of 2013 compared to 2012. Sales of furnaces and heaters were approximately 4.0% higher in the second quarter of 2013 and average selling prices were about 1.5% higher compared to the same quarter a year ago.

Sales of fan coils decreased by approximately $598,000 (21.7%) compared to the second quarter of 2012. Demand for fan coils remains soft due principally to a slow pace of new hotel construction. Typically, approximately 90% of the sales of fan coils are custom-made systems for hotels and other commercial buildings. The jobs are obtained through a competitive bidding process.  Since every bid job is a unique configuration of materials and parts, the company does not track units of sales or production as such unit volume data would not be useful in managing the business. Management focuses on the current level of sales, the sales backlog, and the contribution margin in managing the fan coil business. Contribution margin is an internal measure of profitability for a product or product line. Contribution margin is measured by deducting variable manufacturing costs and variable selling expenses from sales for a particular product line. The fan coil contribution margin percentage in the second quarter of 2013 was at a satisfactory level and about seven percentage points higher than in the second quarter of 2012. The fan coil sales backlog at the end of the second quarter of 2013 was approximately $583,000 compared to $1,526,000 a year ago.

The Heating and Cooling segment’s gross profit ratio for the second quarter of 2013 was 29.9% compared to 27.3% for the second quarter of 2012. The higher gross profit ratio is principally related to a higher level of furnace production and the change in product mix as typically profit margins on furnaces and heaters are higher than the margin on fan coils.

Selling and administrative expenses in the second quarter of 2013 were $183,000 lower than during the second quarter of the previous year. Legal expenses were approximately $135,000 lower in 2013. In addition, marketing and sales expenses related to the fan coil product line were reduced by approximately $49,000 as a result of the closing of the Oklahoma City sales office in the early part of 2012 and the lower fan coil sales in 2013. As a percentage of sales, selling and administrative expenses were 29.7% in the second quarter of 2013 compared to 30.3% in the second quarter of 2012.

Evaporative Cooling Segment

Unit sales of evaporative coolers in the second quarters of 2013 and 2012 were virtually identical. Sales of evaporative coolers in the second quarter of 2013 increased by $1,042,000, approximately 10.0%, compared to the same period in the prior year. Average selling prices per unit were approximately 9.4% higher compared to a year ago. There was a higher ratio of single inlet and commercial coolers sold in the second quarter of 2013 compared to the second quarter of 2012. The single inlet and commercial coolers are higher priced compared to standard residential models. Also, parts sales were higher in 2013. Combined, the product mix and parts factors accounted for an increase in the average price of approximately 5.7%. Increases in selling prices accounted for the remaining 3.7%.The gross profit ratio in the second quarter of 2013 was 25.1% and compared to 24.0% a year ago. Selling and administrative expenses were only $89,000 (.9%) higher in the second quarter of 2013. As a percentage of sales, selling and administrative expenses were 9.9% and 10.0% in the second quarter of 2013 and 2012, respectively.

Both businesses in the HVAC group are sensitive to changes in prices for a number of different raw materials, commodities and purchased parts. Prices of steel and copper in particular can have a significant effect on the results of operations of this group. We are not currently a party to any hedging arrangements with regard to steel or copper.

Results of Operations - Comparison of Six Months Ended June 29, 2013 to Six Months Ended June 30, 2012

(In the ensuing discussions of the results of operations the Company defines the term gross profit as the amount determined by deducting cost of sales before depreciation, depletion and amortization from sales. The gross profit ratio is gross profit divided by sales.)

Consolidated sales in the first half of 2013 were $59,070,000, an increase of $4,927,000 or 9.1% compared to the first six months of 2012. Sales at all four of the Company’s segments were higher in 2013 although sales in the Heating and Cooling and Evaporative Cooling segments were only marginally higher. Sales in the CACS segment increased $2,921,000 (17.5%) while sales in the Door segment improved by $1,674,000 (25.9%). The increase in sales in these two segments is reflective of the continuing but moderate improvement in the southern Colorado construction markets. Sales in the both of the HVAC businesses were only about 1.5% higher in the first half of 2013 compared to the first six months of 2012.

The consolidated gross profit ratio in the first half of 2013 was 19.4% compared to 19.0% in the first six months of 2012. The gross profit ratio in the Heating and Cooling segment increased by 2.5 points due to the higher furnace volume particularly in the first quarter of 2013 and a favorable change in sales mix. The gross profit ratio in the CACS and Evaporative Cooling segment improved but only by one point or less. The gross profit ratio in the Door segment fell from 22.8% to 22.1% principally due to some very competitively priced jobs most of which shipped in the first quarter of 2013.

Selling and administrative expenses, excluding expenses related to the WEI project, in the first half of 2013 were $318,000 (3.1%) lower compared to the year-ago period. Lower legal expenses in CACS and Heating and Cooling segment were principal contributors to the reduced selling and administrative expenses. Also, sales and marketing expenses associated with the Heating and Cooling segment’s fan coil business were lower in the first half of 2013 reflecting the closing of the Oklahoma City sales office in the early part of 2012. As a percentage of consolidated sales, selling and administrative expenses were 16.7% in the first half of 2013 compared to 18.8% in the same period of the prior year.

Depreciation and amortization charges in the first half of 2013 were $454,000 less than in the first six months of 2012. This reduction reflects the reduced level of capital spending in the past three years especially in the CACS segment.

The expenses of the WEI project in the first half of 2013 were $710,000 and were largely the same as those described in the discussion of the results for the second quarter. The expenses for the first half of 2012, exclusive of net interest expense, were $195,000. The Company expects that any future expenses related to WEI will not be material.

The operating loss, including the $710,000 of WEI expenses, in the first half of 2013 was $764,000 compared to an operating loss of $2,164,000 in the first six months of the prior year. The lower operating loss is reflective of the higher sales in the CACS and Door segment, the improved gross profit ratio in the Heating and Cooling segment and the reduced selling, administrative and depreciation expenses.

In the first half of 2013 net interest expense was $186,000 compared to $319,000 (exclusive of amortization of deferred financing costs) in 2012. The weighted average interest rate on outstanding funded debt in the first six months of 2013, including the availability fee on the unused line of credit and other recurring bank charges but excluding finance charges on letters of credit was approximately 6.6% compared to 5.4% in the first half of 2012. Excluding the effect of an interest rate swap in effect during the first quarter of 2012 the interest rate for the first six months of 2012 would have been 5.7%. Average outstanding funded debt in the first half of 2013 was $3,747,000. There was only one day during the first half of 2013 during which the company borrowed any revolving credit funds. In the first six months of 2012 average outstanding funded debt was $9,525,000 consisting of $5,331,000 of revolving credit and $4,194,000 of term debt.

The Company’s effective income tax rate reflects federal and state statutory income tax rates adjusted for non-deductible expenses, tax credits and other tax items. The estimated effective income tax rate related to the loss from continuing operations in the first half of 2013 was 33.1% compared to an estimated benefit of 37.0% for the first six months of 2012.

A discussion of operations by segment follows.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products industry group for the six months ended June 29, 2013 and June 30, 2012 (dollar amounts in thousands):

	Concrete, Aggregates and Construction Supplies	Doors
Six Months ended June 29, 2013
Revenues from external customers	$19,594	$8,126
Gross profit	877	1,802
Gross profit as a percent of sales	4.5%	22.2%
Segment operating (loss) income	(2,122)	610
Operating (loss) income as a percent of sales	(10.8)%	7.5%
Segment assets as of June 29, 2013	$31,126	$6,317
Return on assets	(6.8)%	9.7%

Six Months ended June 30, 2012
Revenues from external customers	$16,673	$6,452
Gross profit	584	1,470
Gross profit as a percent of sales	3.5%	22.8%
Segment operating (loss) income	(3,021)	339
Operating (loss) income as a percent of sales	(18.1)%	5.3%
Segment assets as of June 30, 2012	$32,897	$6,471
Return on assets	(9.2)%	5.2%

Concrete, Aggregates and Construction Supplies Segment

In the first six months of 2013 concrete, aggregates and construction supplies account for approximately 69%, 22% and 9% of sales of the CACS segment, respectively, including aggregates consumed internally in the production of concrete. In the first half of 2012 the sales mix among concrete, aggregates and construction supplies was 63%, 27% and 10%, respectively. Sales including aggregates consumed internally increased by $3,557,000 (18.6%). Sales to third parties increased $2,921,000 (17.5%).  As in the discussion related to the quarterly results, the higher sales reflect a continuing but moderate improvement in the local construction markets from depressed conditions that prevailed from 2009 through 2011. Ready mix concrete sales, excluding flow fill material, increased by $4,064,000 (38.6%) in 2013. Concrete volume increased by 30.3%. Average concrete prices, excluding flow fill material, increased by 6.4% compared to the first half of 2012. Most of this 6.4% increase is reflective of higher selling prices. Changes in product mix had a nominal impact on the change in average selling price. While concrete prices have increased, the market remains sharply competitive especially on large construction projects. Cement costs per yard increased by 9.0% in the first half of 2013 compared to the same period in 2012. Cement is the highest cost raw material used in the production of ready mix concrete. Batching and delivery cash costs were approximately 11.5% lower in the first half of 2013 compared to the first half of 2012 principally due to the efficiency typically experienced when volume improves. Delivery fuel cost per yard fell by 5¢ due to lower prices for diesel fuel. The gross profit ratio from concrete improved from 1.6% in the first half of 2012 to 7.5% in 2013. The Company estimates that most of the improvement in the gross profit ratio was due to the higher unit volume. Sales of flow fill material in the first half of 2013 were only $41,000 compared to $674,000 in the first six months of 2012.

In the first half of 2013 and 2012 aggregates were produced from four separate locations; two in or near Colorado Springs and two in or near Pueblo. Sales volume (tons) of construction aggregates, including those used internally in the production of ready mix concrete, decreased by 6.0% in 2013. Average selling prices increased by approximately 68¢ per ton or approximately 12.5%. The higher price is largely reflective of a change in product mix. As a result, sales of aggregates, including those consumed internally in the production of concrete, increased by approximately 6%. Sales volume dropped in part due to lower production at three of the four operating aggregate sites. As mentioned in the discussion of the second quarter results the operations at the Black Canyon Quarry were ceased during the second quarter while the operations at the Pikeview Quarry were resumed in late May of 2013. At the gravel operation located on the east side of Pueblo the ratio of sand to rock is higher than desired. Some of the sand under current market conditions is not readily salable. The low yield has an adverse impact on unit costs and gross profits at the Pueblo aggregate operation. The company’s Colorado Springs’ sand operation also produces industrial sand used in well fracking, the production of stucco and other purposes. As a percentage of total tons of aggregates sold in the first six months of 2013 and 2012, industrial sand sales were only approximately 1.1% and 2.2%, respectively, of total aggregate sales volume. Overall production volume of all limestone sand and gravel products was 7% lower in the first half of 2013 compared to the same period in 2012. Production activity in the first quarter of 2013 was hampered by weather conditions which were worse than typically experienced in the first quarter of the year. The gross profit from all aggregate operations in the first half of 2013 was a negative $477,000 compared to positive $147,000 in the first six months of 2012 principally due to the lower production volume.

Sales of construction supplies increased by $202,000 (11.6%) in the first half of 2013 compared to the same period in 2012. The gross profit ratio decreased from 6.29% to 6.13% principally due to higher prices paid for the construction supplies.

Depreciation expenses decreased by $454,000 compared to the first half of 2012 due to a lower level of capital spending in the last three years.

Selling and administrative expenses were $218,000 lower in the first six months of 2013 compared to the same period in 2012.  The expenses in the first half of 2012 included $134,000 of expenses associated with the Pikeview insurance litigation.

Door Segment

Door sales in the first half of 2013 were $1,674,000 (25.9%) more than in the first six months of the previous year. As previously noted, the construction markets in general and within the State of Colorado in particular continue to demonstrate a recovery from the weak demand experienced during the recent slow construction period. Bidding activity since the beginning of 2012 has remained steady and bid prices remain competitive. The gross profit ratio in the first half of 2013 was 22.2%, compared to 22.8% in 2012. The drop in the gross profit ratio is reflective of some very competitively bid jobs shipped in the first quarter of 2013.

Sales and administrative expenses increased by $72,000 compared to the first six months of 2012 principally due to the higher sales volume. As a percentage of sales, these expenses were 14.0% and 16.5%, respectively, in the first six months of 2013 and 2012.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products industry group for the six months ended June 29, 2013 and June 30, 2012 (dollar amounts in thousands).

	Heating and Cooling	Evaporative Cooling
Six Months ended June 29, 2013
Revenues from external customers	$15,089	$16,226
Gross profit	4,880	3,960
Gross profit as a percent of sales	32.3%	24.4%
Segment operating income	1,214	1,843
Operating income as a percent of sales	8.0%	11.4%
Segment assets as of June 29, 2013	$15,440	$12,580
Return on assets	7.9%	14.7%

Six Months ended June 30, 2012
Revenues from external customers	$14,873	$15,966
Gross profit	4,435	3,763
Gross profit as a percent of sales	29.8%	23.6%
Segment operating income	208	1,707
Operating income as a percent of sales	1.4%	10.7%
Segment assets as of June 30, 2012	$16,106	$12,500
Return on assets	1.3%	13.7%

Heating and Cooling Segment

In the first half of 2013, approximately 71% of sales in the Heating and Cooling segment consisted of wall furnaces and heaters.  Fan coils accounted for 24% of the segment’s sales and other products made up the remaining 5%. In the first six months of 2012 these shares of total segment sales were 59%, 37% and 4%, respectively. Overall sales in the Heating and Cooling segment in the first six months of 2013 increased by just $216,000 (1.5%) compared to the same period in 2012.  Unit shipments of furnaces and heaters were 24.8% higher in the first half of 2013 compared to 2012. Most of the increase in unit sales occurred in the first quarter of the year. The Company believes that most of the increased unit volume in the first quarter was weather driven. Sales of furnaces and heaters were also 25.1% higher in the first half of 2013 although prices remained about the same as in the first half of 2012.

Sales of fan coils decreased by approximately $1,785,000 (32.4%) compared to the first six months of 2012. In addition to the slow pace of hotel construction mentioned in the prior discussion, the Company serviced a $1,500,000 hotel project in Atlanta, Georgia in the first quarter of 2012. There was no similarly sized job in the first half of 2013. Typically, approximately 90% of the sales of fan coils are custom-made systems for hotels and other commercial buildings. The jobs are obtained through a competitive bidding process. Since every bid job is a unique configuration of materials and parts, the company does not track units of sales or production as such unit volume data would not be useful in managing the business. Management focuses on the current level of sales, the sales backlog, and the contribution margin in managing the fan coil business. Contribution margin is an internal measure of profitability for a product or product line. Contribution margin is measured by deducting variable manufacturing costs and variable selling expenses from sales for a particular product line. The fan coil contribution margin percentage in the first half of 2013 was at a satisfactory level and about 3.7 percentage points higher than the first six months of 2012.

The Heating and Cooling segment’s gross profit ratio for the first six months of 2013 was 32.3% compared to 29.8% for the first half of 2012. The higher gross profit ratio is principally related to a higher level of furnace production and the change in product mix as typically profit margins on furnaces and heaters are higher than the margin on fan coils.

Selling and administrative expenses in the first half of 2013 were $548,000 lower than the first six months of the previous year.  Legal expenses were approximately $304,000 lower in 2013. In addition, marketing and sales expenses related to the fan coil product line were reduced by approximately $145,000 as a result of the closing of the Oklahoma City sales office in the early part of 2012 and the lower fan coil sales in 2013. As a percentage of sales, selling and administrative expenses were 23.0% in the first half of 2013 compared to 27.0% in the first half of 2012.

Evaporative Cooling Segment

Unit sales of evaporative coolers in the first half of 2013 were down 7.5% compared to the first six months of 2012. The decrease in unit shipments all occurred in the first quarter of the year. Sales of evaporative coolers in the first half of 2013 increased by $260,000, approximately 1.6%, compared to the same period in the prior year. Average selling prices per unit were approximately 10.0% higher compared to a year ago. Again, there was a higher ratio of single inlet and commercial coolers sold in the first half of 2013 compared to the same period 2012. The single inlet and commercial coolers are higher priced compared to standard residential models. Also, parts sales were higher in 2013. Combined, the product mix and parts factors accounted for an increase in the average price of approximately 6.3%. Increases in selling prices accounted for the remaining 3.7%. The gross profit ratio in the first six months of 2013 was 24.4% and compared to 23.6% a year ago. Selling and administrative expenses were only $67,000 (.4%) higher in the first half of 2013. As a percentage of sales, selling and administrative expenses were 11.9% and 11.7% in the first half of 2013 and 2012, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements contained in this Quarterly Report have been prepared in accordance with US GAAP which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 29, 2013 and December 29, 2012 and affect the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates.

Information with respect to the Company’s critical accounting policies, which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management, is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

OUTLOOK

The revenues of the CACS segment are dependent on the level of construction activity along the Front Range in Southern Colorado as well as the level of price competition. Construction activity has exhibited modest and thus far sustained improvement during the past twelve to fifteen months. Concrete pricing has also improved although the pricing on most bid jobs remains highly competitive. The Company anticipates that the delivered cost of aggregates to our Colorado Springs ready mix plants over the next few years will be lower than that experienced since the end of 2008 due to the reopening of the Pikeview Quarry and its proximity to our batch plants. Further improvement in the CACS operating results will depend on a sustained improvement in the Southern Colorado construction markets and the ability to maintain or enhance ready mix concrete prices especially in response to any increases in cement and/or fuel costs.

The Door segment’s sales are also, to a significant extent, reliant on new construction. The sales backlog of the Door segment at June 29, 2013 was 63% higher than the June 30, 2012 level, however, pricing remains competitive.

July typically marks the end of the selling season for evaporative coolers.

In-season furnace sales later this year will be largely weather-dependent. Fan coil sales are generally driven by the level of commercial construction, particularly the development of new hotels. Recent bidding activity indicates that the commercial construction market may be improving from a period of very weak demand over the past few years.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 4 to the condensed consolidated financial statements contained in this Quarterly Report for a discussion of recently issued accounting standards.

MATERIAL CHANGES TO CONTRACTUAL OBLIGATIONS

There were no material changes to contractual obligations that occurred during the quarter ended June 29, 2013.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended by Section 21-E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based on the beliefs of the Company’s management as well as on assumptions made by and information available to the Company at the time such statements were made. When used in this Quarterly Report, words such as “anticipates,” “believes,” “contemplates,” “estimates,” “expects,” “plans,” “projects,” and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of various factors including but not limited to: weather, interest rates, availability of raw materials and their related costs, economic conditions and competitive forces in the regions where the Company does business, changes in governmental regulations and policies and the ability of the Company to obtain credit on commercially reasonable terms. Changes in accounting pronouncements could also alter projected results. Other factors not currently anticipated may also materially and adversely affect the Company’s results of operations, cash flows and financial position. There can be no assurance that future results will meet expectations. While the Company believes that the forward-looking statements in this Quarterly Report are reasonable, readers should not place reliance on any forward-looking statement. In addition, these statements speak only as of the date they were made. The Company does not undertake any obligation to update or alter any statements whether as a result of new information, future events or otherwise, except as may be required by applicable law.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and as such, is not required to provide information in response to this item.

Item 4.                     Controls and Procedures

(a)                     Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) as of June 29, 2013. The Chief Executive Officer and Chief Financial Officer, based on that evaluation, concluded that the Company’s disclosure controls and procedures are effective and were reasonably designed to ensure that all material information relating to the Company (including its subsidiaries) required to be disclosed in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission.

(b)                     Changes in Internal Control Over Financial Reporting.

The Company continually reassesses its internal control over financial reporting and makes changes as deemed prudent. During the quarter ended June 29, 2013, there were no material weaknesses identified in our review of internal control over financial reporting and no significant changes in the Company’s internal control over financial reporting occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Items 1, 1A, 3 and 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this Quarterly Report.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

The Company reserved 150,000 treasury shares representing the maximum number allowed to be granted under the 2010 Non-Employee Directors Stock Plan (“Plan”) to non-employee directors in lieu of the base director retainer fee. The Company issued a total of 12,000 shares to eight eligible board members effective February 11, 2013 as full payment of the base retainer fee for 2013. On January 6, 2012, the Company issued a total of 12,000 shares to eight eligible board members as full payment of the base retainer fee for 2012. In addition, the Company purchased 8,111 share of its common stock to become treasury stock during the period March 31, 2013 through June 29, 2013.

The Company established an open-ended program to repurchase its common stock under which the Board authorized purchases up to a maximum amount of $2,750,000. Repurchases may be made on the open market or in block trades at the discretion of management. As of June 29, 2013, $1,182,413 of the authorized amount remained available for stock repurchases. The Credit Agreement contains certain restrictions on the Company’s ability to repurchase its stock. The Amendment to the Credit Agreement retained these restrictions.

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

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

95	Mine Safety Disclosures.

101

The following financial information from Continental Materials Corporation’s Quarterly Report on Form 10-Q for the period ended June 29, 2013 filed with the SEC on August 13, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Retained Earnings for the three and six-month periods ended June 29, 2013 and June 30, 2012, (ii) the Condensed Consolidated Balance Sheets at June 29, 2013 and December 29, 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 29, 2013 and June 30, 2012, and (iv) Notes to the Quarterly Condensed Consolidated Financial Statements.*

*     Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION

Date:	August 13, 2013	By:	/s/ Joseph J. Sum
Joseph J. Sum, Vice President
and Chief Financial Officer