Form 10-Q
period 2013-09-28
CONTINENTAL MATERIALS CORP
filed 2013-11-12
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.25 par value, shares outstanding at November 7, 2013: 1,646,674.

PART I — FINANCIAL INFORMATION

Item 1.         Financial Statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 28, 2013 and DECEMBER 29, 2012

 (000’s omitted except share data)

	SEPTEMBER 28,
	2013	DECEMBER 29,
	(Unaudited)	2012
ASSETS
Current assets:
Cash and cash equivalents	$1,128	$1,734
Receivables, net	18,651	19,761
Receivable for insured losses	156	185
Inventories:
Finished goods	8,450	7,034
Work in process	1,095	1,167
Raw materials and supplies	8,216	7,646
Prepaid expenses	1,440	1,329
Refundable income taxes	1,243	1,376
Deferred income taxes	1,291	1,291
Real Estate held for resale — related party	—	650
Total current assets	41,670	42,173

Property, plant and equipment, net	19,009	19,357

Goodwill	7,229	7,229
Amortizable intangible assets, net	132	176
Prepaid royalties	1,822	1,746
Long-term note receivable — related party	—	352
Other assets	513	512

	$70,375	$71,545
LIABILITIES
Current liabilities:
Current portion of long-term debt	$500	$500
Accounts payable and accrued expenses	11,848	12,030
Liability for unpaid claims covered by insurance	156	185
Total current liabilities	12,504	12,715

Long-term debt	3,033	3,408
Deferred income taxes	803	803
Other long-term liabilities	1,970	1,775
SHAREHOLDERS’ EQUITY
Common shares, $0.25 par value; authorized 3,000,000 shares; issued 2,574,660 shares	643	643
Capital in excess of par value	1,815	1,815
Retained earnings	65,530	66,388
Treasury shares, 936,097 and 939,986, at cost	(15,923)	(16,002)
	52,065	52,844

	$70,375	$71,545

See notes to condensed consolidated financial statements.

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE THREE MONTHS ENDED SEPTEMBER 28, 2013 AND SEPTEMBER 29, 2012

(Unaudited)

(000’s omitted except per-share amounts)

	SEPTEMBER 28,	SEPTEMBER 29,
	2013	2012

Net sales	$28,865	$29,166

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	23,765	23,636
Depreciation, depletion and amortization	669	825
Selling and administrative	4,764	4,801
Williams EcoLogix project expenses	16	73

Gain on disposition of property and equipment	12	4
	29,202	29,331

Operating loss	(337)	(165)

Interest expense, net	(95)	(135)

Other income, net	1	3

Net loss before income taxes	(431)	(297)

Benefit for income taxes	(189)	(106)

Net loss	(242)	(191)

Retained earnings, beginning of period	65,772	61,435

Retained earnings, end of period	$65,530	$61,244

Net loss per basic and diluted share	$(.15)	$(.11)

Average shares outstanding	1,639	1,634

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2013 AND SEPTEMBER 29, 2012

(Unaudited)

(000’s omitted except per-share amounts)

	SEPTEMBER 28,	SEPTEMBER 29,
	2013	2012

Net sales	$87,935	$83,309

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	71,374	67,466
Depreciation, depletion and amortization	2,328	2,938
Selling and administrative	14,613	14,987
Williams EcoLogix project expenses	726	268

Gain on disposition of property and equipment	10	21
	89,031	85,638

Operating loss	(1,096)	(2,329)

Interest expense, net	(274)	(400)
Amortization of deferred financing fees	—	(60)
Other income, net	19	17

Loss from continuing operations before income taxes	(1,351)	(2,772)

Benefit for income taxes	(493)	(1,026)

Net loss from continuing operations	(858)	(1,746)

Loss from discontinued operation net of income tax benefit of $0 and $5	—	(9)

Net loss	(858)	(1,755)

Retained earnings, beginning of period	66,388	62,999

Retained earnings, end of period	$65,530	$61,244

Net loss per basic and diluted share:
Continuing operations	$(.52)	$(1.07)
Discontinued operation	(—)	(—)
Net loss per basic and diluted share	$(.52)	$(1.07)

Average shares outstanding	1,642	1,634

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2013 AND SEPTEMBER 29, 2012

(Unaudited)

(000’s omitted)

	SEPTEMBER 28, 2013	SEPTEMBER 29, 2012

Net cash provided by operating activities	$1,819	$1,554

Investing activities:
Capital expenditures	(1,999)	(1,487)
Cash proceeds from sale of property and equipment	74	30
Net cash used in investing activities	(1,925)	(1,457)

Financing activities:
Repayment of the revolving bank loan, net	—	(4,350)
Repayment of long-term debt	(375)	(250)
Payments to acquire treasury stock	(125)	—
Refund of cash deposit for self-insured claims	—	4,340
Net cash used by financing activities	(500)	(260)

Net decrease in cash and cash equivalents	(606)	(163)
Cash and cash equivalents:
Beginning of period	1,734	840

End of period	$1,128	$677

Supplemental disclosures of cash flow items:
Cash paid during the nine months for:
Interest, net	$307	$435
Income taxes (refunded) paid, net	(626)	244

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

NOTES TO THE QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED SEPTEMBER 28, 2013

(Unaudited)

1.              Basis of Presentation:

The unaudited interim condensed consolidated financial statements included herein are prepared pursuant to the Securities and Exchange Commission (the “Commission”) rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual consolidated financial statements have been omitted. The condensed consolidated balance sheet of the Company as of December 29, 2012 has been derived from the audited consolidated balance sheet of the Continental Materials Corporation, together with its subsidiaries, as applicable, (the Company) as of that date. The interim condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012 (the “2012 Form 10-K”). In the opinion of management, the condensed consolidated financial statements include all adjustments (none of which were other than normal recurring adjustments) necessary for a fair statement of the results for the interim periods. Certain reclassifications have been made to the fiscal 2012 Consolidated Financial Statements to conform to the 2013 presentation. The reclassifications had no effect on the consolidate results of operations, the net increase in cash or the total assets, liabilities or shareholders equity of the Company.

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

The Company has established a valuation reserve related to the carry-forward of all charitable contributions deductions arising from prior years and the portion of contributions in 2013 that the Company believes it will be unable to utilize prior to the expiration of their carry-forward periods. The Company also established a valuation reserve related to the carry-forward of the long-term capital loss generated by the sale of the stock of Rocky Mountain Ready Mix Concrete, Inc. on July 17, 2009 due to the uncertainty that the Company will be able to generate offsetable long-term capital gains prior to the 2014 expiration of the carry-forward period. For Federal purposes, net operating losses can be carried forward for a period of 20 years while alternative minimum tax credits can be carried forward indefinitely. For state purposes, net operating losses can be carried forward for periods ranging from 5 to 20 years for the states that the Company is required to file in. California Enterprise Zone credits can be carried forward indefinitely while Colorado credits can be carried forward for 7 years.

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

Note Receivable from Related Party: It was not practical to estimate the fair value of long-term receivables and payables with related parties. The terms of the amount reflected in the balance sheet at December 29, 2012 are more fully discussed in the Form 10-K for the fiscal year ended December 29, 2012.

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

5.              Operating results for the first nine months of 2013 are not necessarily indicative of performance for the entire year due to the seasonality of most of the Company’s products. Historically, sales of the Evaporative Cooling segment are higher in the first and second quarters, sales of the Concrete, Aggregates and Construction Supplies (CACS) segment are higher in the second and third quarters and sales of the Heating and Cooling segment are higher in the third and fourth quarters. Sales of the Door segment are generally more evenly spread throughout the year.

6.              There is no difference in the calculation of basic and diluted earnings per share (EPS) for the three-month or nine-month periods ended September 28, 2013 and September 29, 2012 as the Company does not have any dilutive instruments.

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

The Heating and Cooling segment produces and sells gas-fired wall furnaces, console heaters and fan coils from the Company’s wholly-owned subsidiary, Williams Furnace Co. (WFC) of Colton, California. The Evaporative Cooling segment produces and sells evaporative coolers from the Company’s wholly-owned subsidiary, Phoenix Manufacturing, Inc. (PMI) of Phoenix, Arizona. Sales of these two segments are nationwide, but are concentrated in the southwestern United States. Concrete, Aggregates and Construction Supplies are offered from numerous locations along the Southern Front Range of Colorado operated by the Company’s wholly-owned subsidiaries Castle Concrete Company and Transit Mix Concrete Co., both located in Colorado Springs, Colorado and Transit Mix of Pueblo, Inc. of Pueblo, Colorado (the three companies collectively are referred to as “TMC”). The Door segment sells hollow metal doors, door frames and related hardware, wood doors, lavatory fixtures and electronic access and security systems from the Company’s wholly-owned subsidiary, McKinney Door and Hardware, Inc. (MDHI) which operates out of facilities in Pueblo and Colorado Springs, Colorado. Sales of these two segments are highly concentrated in the Southern Front Range of Colorado although door sales are also made throughout the United States.

In addition to the above reporting segments, an “Unallocated Corporate” classification is used to report the unallocated expenses of the corporate office which provides treasury, insurance and tax services as well as strategic business planning and general management services. Expenses related to the corporate information technology group are allocated to all locations, including the corporate office. An “Other” classification is used to report a real estate operation and the activity of Williams EcoLogix, Inc. (WEI). WEI is a wholly owned subsidiary of Continental Materials Corporation which was set up in anticipation of distributing a product that was being developed by a third party. Development of the product has ceased and the sole employee was terminated in February 2013. WEI is currently dormant and the Company does not expect to incur any additional significant expenses related to this subsidiary.

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

The following table presents information about reported segments for the nine-month and three-month periods ended September 28, 2013 and September 29, 2012 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (dollar amounts in thousands):

	Construction Products			HVAC Products
	Concrete,
	Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Other	Total
2013
Nine Months ended September 28, 2013
Revenues from external customers	$31,395	$12,117	$43,512	$21,965	$22,419	$44,384	$10	$29	$87,935
Depreciation, depletion and amortization	1,616	93	1,709	309	269	578	41	—	2,328
Operating (loss) income	(2,829)	992	(1,837)	1,297	2,418	3,715	(2,184)	(790)	(1,096)
Segment assets	32,216	6,660	38,876	17,937	11,209	29,146	2,353	—	70,375
Capital expenditures (b)	939	57	996	520	477	997	6	—	1,999
Three Months ended September 28, 2013
Revenues from external customers	$11,801	$3,991	$15,792	$6,876	$6,193	$13,069	$4	$—	$28,865
Depreciation, depletion and amortization	431	31	462	103	90	193	14	—	669
Operating income (loss)	(707)	382	(325)	83	575	658	(654)	(16)	(337)
Segment assets	32,216	6,660	38,876	17,937	11,209	29,146	2,353	—	70,375
Capital expenditures (b)	792	18	810	136	237	373	—	—	1,183

	Construction Products			HVAC Products
	Concrete,
	Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Other	Total
2012
Nine Months ended September 29, 2012
Revenues from external customers	$29,332	$9,535	$38,867	$22,545	$21,628	$44,173	$11	$258	$83,309
Depreciation, depletion and amortization	2,169	100	2,269	316	282	598	71	—	2,938
Operating (loss) income	(3,208)	427	(2,781)	466	2,101	2,567	(1,928)	(187)	(2,329)
Segment assets (a)	31,629	5,767	37,396	17,054	12,250	29,304	3,839	1,006	71,545
Capital expenditures (b)	697	26	723	330	425	755	9	—	1,487
Three Months ended September 29, 2012
Revenues from external customers	$12,659	$3,083	$15,742	$7,672	$5,662	$13,334	$4	$86	$29,166
Depreciation, depletion and amortization	579	33	612	108	97	205	8	—	825
Operating (loss) income	(187)	88	(99)	258	394	652	(672)	(46)	(165)
Segment assets (a)	31,629	5,767	37,396	17,054	12,250	29,304	3,839	1,006	71,545
Capital expenditures (b)	500	9	509	135	206	341	3	—	853

(a)           Segment assets are as of December 29, 2012.

(b)          Capital expenditures are presented on the accrual basis of accounting.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the 2012 Form 10-K.

8.              Identifiable amortizable intangible assets as of September 28, 2013 include a restrictive land covenant and customer relationships. Collectively, these assets were carried at $132,000, net of $588,000 accumulated amortization. The pre-tax amortization expense for intangible assets during the quarter ended September 28, 2013 was $14,000 compared to $16,000 for the quarter ended September 29, 2012, and was $44,000 for the nine months ended September 28, 2013 as compared to $49,000 for the nine months ended September 29, 2012.

Based upon the intangible assets recorded on the balance sheet at September 28, 2013, amortization expense for the next five years is estimated to be as follows: 2013 – $58,000; 2014 – $52,000; 2015 – $45,000; 2016 – $21,000 and 2017 – $0.

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

The Company entered into the First Amendment to Credit Agreement effective March 21, 2013 to reduce the Revolving Commitment to $15,000,000 and to modify certain of the financial covenants, related definitions and test dates. Capitalized terms used, but not otherwise defined herein, have the meanings ascribed thereto in the Credit Agreement. The Credit Agreement as amended provides for the following:

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

Definitions under the Credit Agreement as amended are as follows:

•                  Minimum Tangible Net Worth is defined as net worth plus subordinated debt, minus intangible assets (goodwill, intellectual property, prepaid expenses, deposits and deferred charges), minus all obligations owed to the Company or any of its subsidiaries by any affiliate or any or its subsidiaries and minus all loans owed by its officers, stockholders, subsidiaries or employees. There are no loans owed by any of the referenced parties at September 28, 2013 or as of the date of this filing except for a fully reserved loan of $352,000 to the former president of WEI made during the first quarter of fiscal 2011in conjunction with his relocation.

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

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help investors understand the Company’s results of operations, financial condition and current business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report and the 2012 Form 10-K.

Company Overview

For an overview of the Company’s operations and operating structure, see Note 7 to the condensed consolidated financial statements contained in this Quarterly Report.

Liquidity and Capital Resources

Various factors affect the sales of the Company’s products which in turn, can impact the Company’s liquidity and capital resources. Historically, the Company has experienced operating losses during the first quarter except when construction activity is strong along the Southern Front Range of Colorado and the weather is mild. Operating results typically improve in the second and third quarters reflecting more favorable weather conditions in Colorado and the seasonal sales of the Evaporative Cooling segment. Fourth quarter results can vary based on weather conditions in Colorado as well as in the principal markets for the Company’s heating equipment. Notwithstanding weather conditions, however, the Company expects construction activity along the Southern Front Range of Colorado to improve from the 2012 level but not fully recover to pre-2009 levels.

The Company typically experiences operating cash flow deficits during the first half of the year reflecting operating results, the use of sales dating programs (extended payment terms) related to the Evaporative Cooling segment and payments of the prior year’s accrued incentive bonuses and Company profit-sharing contributions, if any. As a result, the Company’s borrowings against its revolving credit facility tend to peak during the second quarter and then decline over the remainder of the year. This trend is likely to continue; however, the Company ended 2012 with sufficient cash such that borrowing against the revolving credit facility was limited to $100,000 for one day during the nine months ended September 28, 2013.

Cash provided by operations was $1,819,000 during the first nine months of 2013 compared to the $1,554,000 of cash provided during the first nine months of 2012. The Company’s operating cash flow during the first nine months of 2013 was positive despite the operating loss primarily due to a decrease in receivables and the proceeds from the sale of the real estate held for resale. The Company’s operating cash flow during the first nine months of 2012 was positive despite the operating loss primarily due to a net reduction in working capital during the first nine months of 2012.

During the nine months ended September 28, 2013, investing activities used $1,925,000 of cash compared to the $1,457,000 of cash used in the prior year’s period. The Company continued to closely monitor capital expenditures during the first nine months of 2013 despite the growth in sales volume. Capital expenditures for both periods remain well below historical levels. The 2013 purchases primarily represent purchases of manufacturing equipment and related tooling and dies to improve efficiency in the HVAC and the purchase of five 2009 used mixer trucks with a modest amount of mileage in the CACS segment in response to increased concrete sales volume.

Financing activities during the first nine months of 2013 used $500,000. Financing activities during the first nine months of 2012 used $260,000. Scheduled debt repayments were made during both the 2013 and 2012 nine-month periods. The Company also purchased $125,000 of Company stock in June 2013. During the first nine months of 2012, the Company provided a letter of credit to replace the $4,340,000 of cash deposited with the insurance company for self-insured claims. The returned cash was used to repay the outstanding revolving credit borrowings bank loan.

The Credit Agreement

As discussed in Note 11 to the condensed consolidated financial statements contained in this Quarterly Report, the Company maintains a Credit Agreement, which as amended, provides for a Revolving Commitment of $15,000,000 and a term loan that had an original principal balance of $4,648,000 and an outstanding principal balance as of September 28, 2013 of $3,533,000. Borrowings under the Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles, certain real estate and the common stock of all of the Company’s subsidiaries. Borrowings under the Revolving Commitment are limited to 80% of eligible accounts receivable and 50% of eligible inventories. Borrowings under the Credit Agreement bear interest based on a LIBOR or prime rate based option.

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

The Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement will be sufficient to cover expected cash needs, including servicing debt and planned capital expenditures, for the next twelve months. The Company was in compliance with all debt covenants as of September 28, 2013 and expects to be in compliance with all loan covenants through fiscal year-end 2013. However, beginning with the end of the first fiscal quarter of 2014, a trailing twelve-month Fixed Charge Coverage Ratio of at least 1.0 to 1.0 is required. Attaining the required fixed charge coverage will in part depend on the operating results in the first quarter of 2014 and the level of capital spending for the twelve-month covenant period. Currently, the Company is not certain that it will attain the required fixed charge coverage in 2014. However, due to the low level of secured funded debt, a Balance Sheet Leverage Ratio of .09 to 1.0 as of the end of the third quarter of 2013, substantial credit availability under the revolving credit line and expectations of modest revolving credit requirements over the next twelve months, the Company expects to be able to negotiate a satisfactory financing arrangement with its present lender in the event it cannot attain the required Fixed Charge Coverage Ratio.

Results of Operations - Comparison of the Three Months Ended September 28, 2013 to the Three Months Ended September 29, 2012

(In the ensuing discussions of the results of operations the Company defines the term gross profit as the amount determined by deducting cost of sales before depreciation, depletion and amortization from sales. The gross profit ratio is gross profit divided by sales.)

Consolidated sales in the third quarter of 2013 were $28,865,000, a decrease of $301,000 or 1.0% compared to the third quarter of 2012. Sales in the CACS segment declined $858,000 (6.8%). An increase in ready mix concrete sales was more than offset by lower sales of aggregates and construction supplies. The lower aggregate sales reflect the low production yields from the Company’s Pueblo gravel operation. Sales in the Door segment were $908,000 (29.5%) higher in the third quarter of 2013 compared to the comparable 2012 quarter. Sales in the Heating and Cooling segment were $796,000 (10.4%) lower in the third quarter of 2013 compared to the same period in 2012. The lower sales for this segment are attributable to a still weak demand for fan coils due to a slower pace of new hotel construction. Sales in the Evaporative Cooling segment were $531,000 (9.4%) higher in the third quarter of 2013 compared to the third quarter of the prior year. The higher evaporative cooler sales reflect a combination of moderately higher unit volume and an increase in average selling prices.

The consolidated gross profit ratio in the third quarter of 2013 was 17.7% compared to 19.0% in the same period of 2012. The CACS segment experienced a decline of 5.8 points in its gross profit ratio principally due to the low yields and higher costs of the Pueblo gravel operation. The gross profit ratio in the Door and Evaporative Cooling segment improved while the gross profit ratio in the Heating and Cooling segment was just slightly lower.

Consolidated selling and administrative expenses, excluding expenses related to the WEI project, remained virtually the same as the year-ago period. As a percentage of consolidated sales, selling and administrative expenses were 16.5% in both the third quarter of 2013 and 2012.

Depreciation and amortization charges in the third quarter of 2013 were $156,000 less than in the third quarter of 2012. This reduction reflects the reduced level of capital spending in the past three years especially in the CACS segment.

The operating loss in the third quarter of 2013 was $337,000 compared to an operating loss of $165,000 in the third quarter of the prior year. The operating loss of the CACS segment was $520,000 higher in the third quarter of 2013 compared to the same quarter of 2012.

Net interest expense includes interest on outstanding funded debt, finance charges on outstanding letters of credit, the fee on the unused revolving credit line and other recurring fees charged by the lending bank. In the third quarter of 2013 net interest expense was $95,000 compared to $135,000 in the third quarter of 2012. The weighted average interest rate on outstanding funded debt in the third quarter of 2013, including the fee on the unused line of credit and other recurring bank charges but excluding finance charges on letters of credit was approximately 6.4% compared to 5.7% in the third quarter of 2012. Average outstanding funded debt in the third quarter of 2013 was $3,533,000. There was no outstanding revolving credit at any time during the third quarter of 2013. In the third quarter of 2012 average outstanding funded debt was $7,733,000 consisting of $3,700,000 of revolving credit and $4,033,000 of term debt. At the end of the third quarter of 2013 the outstanding term debt was $3,533,000 compared to $4,033,000 at the end of the third quarter of 2012. There was no outstanding revolving credit at the end of the third quarter of 2013 compared to $3,800,000 outstanding at the end of the third quarter of 2012.  The Company used a portion of the cash received from the settlement of the Pikeview litigation in December 2012 to pay off all of the then outstanding revolving credit. The reduction in outstanding term debt reflects the scheduled quarterly repayments.

The Company’s effective income tax rate reflects federal and state statutory income tax rates adjusted for non-deductible expenses, tax credits and other tax items. The estimated effective income tax rate in the third quarter of 2013 was a benefit of 43.9% compared to an estimated benefit of 35.7% for the third quarter of 2012.

The Company operates four businesses in two industry groups. The businesses are seasonal, weather sensitive and subject to cyclical factors. The following addresses various aspects of operating performance focusing on the reportable segments within each of the two industry groups.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products industry group for the three months ended September 28, 2013 and September 29, 2012 (dollar amounts in thousands):

	Concrete, Aggregates and Construction Supplies	Doors
Three Months ended September 28, 2013
Revenues from external customers	$11,801	$3,991
Gross profit	697	931
Gross profit as a percent of sales	5.9%	23.3%
Segment operating income	(707)	382
Operating income as a percent of sales	(6.0)%	9.6%
Segment assets as of September 28, 2013	$32,216	$6,660
Return on assets	(2.2)%	5.7%

Three Months ended September 29, 2012
Revenues from external customers	$12,659	$3,083
Gross profit	1,475	653
Gross profit as a percent of sales	11.7%	21.2%
Segment operating income	(187)	88
Operating income as a percent of sales	(1.5)%	2.9%
Segment assets as of September 29, 2012	$34,762	$5,999
Return on assets	(0.5)%	1.5%

Concrete, Aggregates and Construction Supplies Segment

The product offerings of the CACS segment consist of ready mix concrete, aggregates and construction supplies. Ready mix concrete and aggregates are produced at multiple locations in or near Colorado Springs and Pueblo, Colorado. Construction supplies encompass numerous products purchased from third party suppliers and sold to the construction trades particularly concrete sub-contractors. In the third quarter of 2013, concrete, aggregates and construction supplies accounted for approximately 70%, 21% and 9% of sales of the CACS segment, respectively, including aggregates consumed internally in the production of concrete. In the third quarter of 2012, the sales mix between concrete, aggregates and construction supplies was 62%, 26% and 12%, respectively. Sales including aggregates consumed internally were virtually unchanged in the third quarter of 2013 compared to the same period in 2012. Sales to third parties decreased $858,000 (6.8%). An increase in concrete sales was more than offset by lower aggregate and construction supply sales. Ready mix concrete sales, excluding flow fill material, increased by $1,053,000 (13.5%) in 2013. Concrete volume increased by just 3.6%. Average concrete prices, excluding flow fill material, increased by approximately 9.5% compared to 2012. Most of this increase is reflective of higher selling prices. Changes in product mix had a nominal impact on the change in average selling price. While concrete prices have increased, the market remains sharply competitive especially on large construction projects. Cement costs per yard increased by 10.6% in the third quarter of 2013 compared to the same period in 2012. Cement is the highest cost raw material used in the production of ready mix concrete. Batching cash costs per yard were 5.6% higher in the third quarter of 2013 compared to the third quarter of 2012. Delivery cash costs per yard were 24.7% higher. In the third quarter of 2013 independent contract trucking was utilized to service certain jobs. No outside trucking services were utilized in the third quarter of 2012. Delivery wages and related payroll benefit expenses, repairs and maintenance and diesel fuel costs per yard were $1.75, $1.60 and 36¢ higher in 2013, respectively. The gross profit ratio from concrete declined from 8.8% in the third quarter of 2012 to 6.5% in 2013. Sales of flow fill material were not material in either quarter.

The CACS segment also produces and sells sand, crushed limestone and gravel (collectively “aggregates”) from various deposits in and around Colorado Springs and Pueblo, Colorado. In the third quarters of 2013 and 2012, aggregates were produced from four separate locations; two in or near Colorado Springs and two in or near Pueblo. Sales volume (tons) of construction aggregates, including those used internally in the production of ready mix concrete, decreased by 44.4% in the third quarter of 2013 compared to the third quarter of 2012. Average selling prices, excluding delivery charges, increased 2.5%. Net sales of construction aggregates, including those consumed internally in the production of concrete and including delivery charges, decreased by 29.9%. At the gravel operation located on the east side of Pueblo, the Company is currently encountering a very high ratio of sand to rock. Except for the sand required in the production of concrete, the demand for sand in the Pueblo area is very weak. This low yield of saleable products had a significant adverse impact on sales volume, unit costs and gross profits at the Pueblo aggregate operation. Sales volume (tons) from the Pueblo gravel operation in the third quarter of 2013 was 42.5% below the year ago quarter. In the third quarter of 2012 the aggregates division sold approximately 59,500 tons of recycled concrete most of it for one project. Sales of recycled concrete in 2013 were nominal. The lower sales volume of the Pueblo gravel operation and recycled concrete accounted for all of the diminished aggregate sales. The Company’s Colorado Springs’ sand operation also produces industrial sand used in well fracking, the production of stucco and other purposes.  As a percentage of total tons of aggregates sold in the third quarter of 2013 and 2012, industrial sand sales were only approximately 1.4% and 1.1%, respectively. Overall production volume of all limestone sand and gravel products was 2.2% higher in the third quarter of 2013 compared to the same period in 2012. The loss (negative gross profit) from all aggregate operations in the third quarter of 2013 was $69,000 compared to gross profit of $539,000 in the third quarter of 2012. The diminished results can virtually all be attributed to the Pueblo sand and gravel operation.

Sales of construction supplies decreased by $442,000 (28.3%) in the third quarter of 2013 compared to the prior year quarter. Management was less aggressive in bidding some jobs in an effort to improve the gross profit ratio. The gross profit increased to 13.1% from 12.0% in 2012.

Depreciation expenses decreased by $148,000 reflecting a lower level of capital spending in the last three years.

Selling and administrative expenses were $103,000 lower in the third quarter of 2013 compared to the same period in 2012. In the third quarter of 2012 expenses associated with the Pikeview insurance litigation were $180,000.

The prices of two commodities, cement and diesel fuel, can have a significant effect on the results of operations of this segment.  The Company negotiates cement prices with producers who have production facilities in or near the concrete markets that the Company serves. The Company may negotiate separate cement prices for large construction projects depending on the demand for and availability of cement from the local producers. The Company buys diesel fuel from local distributors and occasionally enters into a short term arrangement with a distributor whereby the price of diesel fuel is fixed for a period of up to six months. In the past year the Company has not hedged diesel fuel prices. Increases in the cost of these two commodities have a direct effect on the results of operations depending upon whether competitive conditions prevailing in the marketplace enable the Company to adjust its selling prices to recover the increased costs.

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

Door sales in the third quarter of 2013 were $908,000 (29.5%) more than in the third quarter of the previous year. The construction markets in general and within the State of Colorado in particular continue to demonstrate a recovery from the weak demand experienced during the recent slow construction period. Bidding activity since the beginning of 2012 has remained steady although bid prices are still competitive. The gross profit ratio in the third quarter of 2013 was 23.3%, up from 21.2% in the comparable quarter of 2012. The increase in the gross profit ratio is reflective of the higher sales volume which allowed for better labor efficiency coupled with the fixed nature of some of the shop overhead costs.

Sales and administrative expenses decreased by $14,000 compared to the third quarter of 2012 in spite of the higher sales principally due to some reduction in employee healthcare expenses. As a percentage of sales, sales and administrative expenses were 13.0% and 17.3%, respectively, in the third quarters of 2013 and 2012.

The Door segment sales backlog at the end of the third quarter of 2013 was $5,479,000 compared to $4,682,000 a year ago.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products industry group for the three months ended September 28, 2013 and September 29, 2012 (dollar amounts in thousands):

	Heating and Cooling	Evaporative Cooling
Three Months ended September 28, 2013
Revenues from external customers	$6,876	$6,193
Gross profit	1,907	1,561
Gross profit as a percent of sales	27.7%	25.2%
Segment operating income	83	575
Operating income as a percent of sales	1.2%	9.3%
Segment assets as of September 28, 2013	$17,937	$11,209
Return on assets	.5%	5.1%

Three Months ended September 29, 2012
Revenues from external customers	$7,672	$5,662
Gross profit	2,147	1,224
Gross profit as a percent of sales	28.0%	21.6%
Segment operating income	258	394
Operating income as a percent of sales	3.4%	7.0%
Segment assets as of September 29, 2012	$18,039	$10,335
Return on assets	1.4%	3.8%

Heating and Cooling Segment

In the third quarter of 2013, approximately 77% of sales in the Heating and Cooling segment consisted of wall furnaces and heaters. Fan coils accounted for 18% of the segment’s sales and other products made up the remaining 5%. In the third quarter of 2012 these shares of total segment sales were 67%, 29% and 4%, respectively. Overall sales in the Heating and Cooling segment in the third quarter of 2013 decreased by $796,000 (10.4%) compared to the same period in 2012. Unit shipments of furnaces and heaters were 3.0% lower in the third quarter of 2013 compared to the third quarter of 2012. Dollar sales of furnaces and heaters were approximately 4.0% higher in the third quarter of 2013 as average selling prices were about 7.4% higher compared to a year ago. Approximately one-half of the increase in the average price represents price increases and the other half reflects sales mix factors.

Sales of fan coils decreased by $1,041,000 compared to the third quarter of 2012. Typically, approximately 90% of the sales of fan coils are custom-made systems for hotels and other commercial buildings. Demand for fan coils remains soft due principally to a still relatively slow pace of new hotel construction, although in recent months the level of construction spending in the lodging industry in the United States has improved. Fan coil jobs are obtained through a competitive bidding process. Since every bid job is a unique configuration of materials and parts, the company does not track units of sales or production as such unit volume data would not be useful in managing the business. Management focuses on the current level of sales, the sales backlog, and the contribution margin in managing the fan coil business. Contribution margin is measured by deducting variable manufacturing costs and variable selling expenses from sales for a particular product line and is used as an internal measure of profitability for a product or product line. The fan coil contribution margin percentage in the third quarter of 2013 was at a satisfactory level but did drop by approximately 3 percentage points compared to the third quarter of 2012. The fan coil sales backlog at the end of the third quarter of 2013 was approximately $1,247,000 compared to $562,000 a year ago.

The Heating and Cooling segment’s gross profit ratio for the third quarter of 2013 was 27.7% compared to 28.0% in the third quarter of 2012. The lower gross profit ratio is attributable to a reduced level of furnace production.

Selling and administrative expenses in the third quarter of 2013 were $62,000 lower than the third quarter of the previous year.  Legal expenses were approximately $139,000 lower in the 2013 quarter. As a percentage of sales, selling and administrative expenses were 25.0% in the third quarter of 2013 compared to 23.2% in 2012.

Evaporative Cooling Segment

Unit sales of evaporative coolers in the third quarter of 2013 were approximately 8.3% higher than in the third quarter of 2012. Sales revenues increased by $531,000, approximately 9.4%, compared to the same period in the prior year. Average selling prices per unit were just 1% higher compared to a year ago. Sales mix in the third quarter was similar between the two years. The gross profit ratio in the third quarter of 2013 was 25.2% compared to 21.6% a year ago. The improved gross profit ratio is largely attributable to an increased production level and improved factory performance. Selling and administrative expenses were $166,000 (22.6%) higher in the third quarter of 2013. As a percentage of sales, selling and administrative expenses were 14.5% and 12.9% in the third quarter of 2013 and 2012, respectively.

Both businesses in the HVAC group are sensitive to changes in prices for a number of different raw materials, commodities and purchased parts. Prices of steel and copper in particular can have a significant effect on the results of operations of this group. Neither company is currently a party to any hedging arrangements with regard to steel or copper.

Results of Operations - Comparison of Nine Months Ended September 28, 2013 to Nine Months Ended September 29, 2012

(In the ensuing discussions of the results of operations the Company defines the term gross profit as the amount determined by deducting cost of sales before depreciation, depletion and amortization from sales. The gross profit ratio is gross profit divided by sales.)

Consolidated sales in the first nine months of 2013 were $87,935,000, an increase of $4,626,000 or 5.6% compared to the first nine months of 2012. Sales at all four of the Company’s segments were higher in 2013 except for the Heating and Cooling segment. Sales in the CACS segment increased $2,063,000 (7.0%) while sales in the Door segment improved by $2,582,000 (27.1%). The increase in sales in these two segments is reflective of the continuing but moderate improvement in the southern Colorado construction markets. Sales in the combined HVAC businesses were only about .5% higher in the first nine months of 2013 compared to the first nine months of 2012 as a $791,000 improvement in the Evaporative Cooling segment was offset by a $580,000 decline in the Heating and Cooling segment.

The consolidated gross profit ratio in the first nine months of 2013 was 18.8% compared to 19.0% in the first nine months of 2012. A two point decline in the gross profit ratio in the CACS segment offset improved gross profit performance in the other three segments.

Selling and administrative expenses, excluding expenses related to the WEI project, in the first nine months of 2013 were $374,000 (2.5%) lower compared to the year-ago period. Lower legal expenses in CACS and Heating and Cooling segment were principal contributors to the reduced selling and administrative expenses. Also, sales and marketing expenses associated with the Heating and Cooling segment’s fan coil business were lower in 2013 reflecting the closing of the Oklahoma City sales office in the early part of 2012. As a percentage of consolidated sales, selling and administrative expenses were 16.6% in the first nine months of 2013 compared to 18.3% in the same period of the prior year.

Depreciation and amortization charges in the first nine months of 2013 were $610,000 (20.8%) less than in the first nine months of 2012. This reduction reflects the reduced level of capital spending in the past three years especially in the CACS segment.

The results for the nine months of 2013 include charges of $726,000 pertaining to the WEI. This subsidiary was established for the purpose of serving as the exclusive North American distributor of a product being developed by a third party. The performance of the product in a series of laboratory tests was not satisfactory. The owner of the technology and intellectual property ceased further development in 2013. The sole employee of the WEI was terminated in February 2013. A settlement with this employee was reached in July 2013. The expenses for 2013 include a charge of $352,000 to establish a reserve for a note receivable from this employee and a severance payment of $225,000. The 2013 expenses also include approximately $50,000 of legal expenses incurred in connection with negotiating the settlement agreement. The expenses of WEI in the first nine months of 2012, including compensation of the sole employee, were approximately $268,000. The Company expects that any future expenses related to WEI, if any, will be minimal.

The operating loss, including the WEI expenses of $726,000, in the first nine months of 2013 was $1,096,000 compared to an operating loss of $2,329,000 in the first nine months of the prior year. The prior year operating loss included $268,000 of expenses associated with WEI. The lower operating loss is reflective of improved operating results at all four of the Company’s segments. Substantially lower legal and depreciation expenses in the CACS segment were partially offset by the losses in its Pueblo aggregates operation.

In the first nine months of 2013 net interest expense was $274,000 compared to $400,000 (exclusive of amortization of deferred financing costs) in 2012. The weighted average interest rate on outstanding funded debt in the first nine months of 2013, including the fee on the unused line of credit and other recurring bank charges but excluding finance charges on letters of credit was approximately 6.6% compared to 5.7% in 2012. Excluding the effect of an interest rate swap in effect during the first quarter of 2012 the interest rate for the first nine months of 2012 would have been 5.9%. Average outstanding funded debt in the first nine months of 2013 was $3,658,000. There was only one day during the first nine months of 2013 that the Company borrowed any revolving credit funds. In the first nine months of 2012 average outstanding funded debt was $8,605,000 consisting of $4,475,000 of revolving credit and $4,130,000 of term debt.

The Company’s effective income tax rate reflects federal and state statutory income tax rates adjusted for non-deductible expenses, tax credits and other tax items. The estimated effective income tax rate related to the loss from continuing operations in the first nine months of 2013 was a benefit of 36.5% compared to an estimated benefit of 37.0% for the first nine months of 2012.

A discussion of operations by segment follows.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products industry group for the nine months ended September 28, 2013 and September 29, 2012 (dollar amounts in thousands):

	Concrete, Aggregates and Construction Supplies	Doors
Nine Months ended September 28, 2013
Revenues from external customers	$31,395	$12,117
Gross profit	1,574	2,733
Gross profit as a percent of sales	5.0%	22.6%
Segment operating (loss) income	(2,829)	992
Operating (loss) income as a percent of sales	(9.0)%	8.2%
Segment assets as of September 28, 2013	$32,216	$6,660
Return on assets	(8.8)%	14.9%

Nine Months ended September 29, 2012
Revenues from external customers	$29,332	$9,535
Gross profit	2,059	2,123
Gross profit as a percent of sales	7.0%	22.3%
Segment operating (loss) income	(3,208)	427
Operating (loss) income as a percent of sales	(10.9)%	4.5%
Segment assets as of September 29, 2012	$34,762	$5,999
Return on assets	(9.2)%	7.1%

Concrete, Aggregates and Construction Supplies Segment

In the first nine months of 2013 concrete, aggregates and construction supplies accounted for approximately 69%, 22% and 9% of sales of the CACS segment, respectively, including aggregates consumed internally in the production of concrete. In the first nine months of 2012 the sales mix between concrete, aggregates and construction supplies was 62%, 27% and 11%, respectively. Sales including aggregates consumed internally increased by $2,682,000 (8.0%). Sales to third parties increased $2,063,000 (7.0%).  The higher sales reflect a continuing but moderate improvement in the local construction markets from depressed conditions that prevailed from 2009 through 2011. Ready mix concrete sales, excluding flow fill material, increased by $5,117,000 (27.9%) in 2013. Concrete volume increased by 18.8%. Average concrete prices, excluding flow fill material, increased by 7.6% compared to the first nine months of 2012. Most of this 7.6% increase is reflective of higher selling prices. Changes in product mix had a nominal impact on the change in average selling price. While concrete prices have increased, the market remains sharply competitive especially on large construction projects. Cement costs per yard increased by 9.6% in the first nine months of 2013 compared to the same period in 2012. Cement is the highest cost raw material used in the production of ready mix concrete. Batching cash costs were 98 cents per yard lower in the first nine months of 2013 compared to the same period in 2012 principally due to the efficiency typically experienced when volume improves. Delivery cash costs per yard increased by $1.06 per yard. The increase was principally attributable to drivers’ labor costs, contract trucking services and a slight increase fuel costs per yard. The gross profit ratio from concrete improved from 4.7% in the first nine months of 2012 to 7.1% in 2013. Sales of flow fill material in the first nine months of 2013 were only $41,000 compared to $721,000 in the first nine months of 2012.

In the first nine months of 2013 and 2012 aggregates were produced from four separate locations: two in or near Colorado Springs and two in or near Pueblo. Sales volume (tons) of construction aggregates, including those used internally in the production of ready mix concrete, decreased by 17.1% in 2013. Average selling prices increased by approximately 76 cents per ton or approximately 13.6%. The higher price is largely reflective of a change in product mix. Sales of aggregates, including those consumed internally in the production of concrete, decreased by approximately13.4%. As mentioned in the discussion of the third quarter results, the Company’s gravel operation located on the east side of Pueblo has encountered a high ratio of sand to rock throughout 2013. Most of the sand, except for that used by the Company in the production of ready mix concrete, is not readily salable in the current market. The low yield had a significant adverse impact on unit costs and gross profits at the Pueblo aggregate operation. The operations at the Black Canyon Quarry ceased during the second quarter while the operations at the Pikeview Quarry resumed in late May of 2013. Also, production activity at all aggregate operations in the first quarter of 2013 was hampered by weather conditions which were worse than typically experienced in the first quarter of the year. Industrial sand sales were approximately 1.2% and 2.7% of total aggregate sales volume in the first nine months of 2013 and 2012, respectively. Overall production volume of all limestone, sand and gravel products was 15% lower in the first nine months of 2013 compared to the same period in 2012. The gross profit from all aggregate operations in the first nine of 2013 was a negative $508,000 compared to positive $727,000 in the first nine months of 2012 principally due to the low yields and higher production costs of the Pueblo gravel operation.

Sales of construction supplies fell by $239,000 (7.2%) in the first nine months of 2013 compared to the same period in 2012. The gross profit ratio decreased slightly from 9.0% to 8.70%.

Depreciation expenses decreased by $553,000 compared to the first nine months of 2012 due to a lower level of capital spending in the last three years.

Selling and administrative expenses were $321,000 lower in the first nine months of 2013 compared to the same period in 2012.  The expenses in 2012 included $406,000 of expenses associated with the Pikeview insurance litigation.

Door Segment

Door sales during the first nine months of 2013 increased $2,582,000 or 27.1% from the comparable 2012 period. As mentioned in the discussion of the third quarter, the higher sales reflect the continuing recovery of the slow construction markets that prevailed from 2009 until 2012. The gross profit ratio increased slightly from 22.3% for the first nine months of 2012 to 22.6% for the first nine months of 2013.

Sales and administrative expenses increased by $50,000 compared to the first nine months of 2012 principally due to the higher sales volume. As a percentage of sales, these expenses were 13.6% and 16.7% in the first nine months of 2013 and 2012, respectively.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products industry group for the nine months ended September 28, 2013 and September 29, 2012 (dollar amounts in thousands):

	Heating and Cooling	Evaporative Cooling
Nine Months ended September 28, 2013
Revenues from external customers	$21,965	$22,419
Gross profit	6,787	5,521
Gross profit as a percent of sales	30.9%	24.6%
Segment operating income	1,297	2,418
Operating income as a percent of sales	5.9%	10.8%
Segment assets as of September 28, 2013	$17,937	$11,209
Return on assets	7.2%	21.6%

Nine Months ended September 29, 2012
Revenues from external customers	$22,545	$21,628
Gross profit	6,582	4,987
Gross profit as a percent of sales	29.2%	23.1%
Segment operating income	466	2,101
Operating income as a percent of sales	2.1%	9.7%
Segment assets as of September 29, 2012	$18,039	$10,335
Return on assets	2.6%	20.3%

Heating and Cooling Segment

In the first nine months of 2013, approximately 73% of sales in the Heating and Cooling segment consisted of wall furnaces and heaters. Fan coils accounted for 22% of the segment’s sales and other products made up the remaining 5%. In the first nine months of 2012 these shares of total segment sales were 62%, 34% and 4%, respectively. Overall sales in the Heating and Cooling segment in the first nine months of 2013 decreased by $580,000 (2.6%) compared to the same period in 2012. Unit shipments of furnaces and heaters were 16.0% higher in the first nine month of 2013 compared to 2012. Most of the increase in unit sales occurred in the first quarter of the year which the Company believes was primarily weather driven. Dollar sales of furnaces and heaters were 17.3% higher in the first nine of 2013. The average selling price for a furnace was approximately 2.5% higher in 2013 compared to the prior year.

Sales of fan coils decreased by approximately $2,826,000 (36.2%) compared to the first nine months of 2012. In addition to the slow pace of hotel construction mentioned in the prior discussion, the Company serviced a $1,800,000 hotel project in Atlanta, Georgia in the first quarter of 2012. There was no similarly sized job in the first half of 2013. Typically, approximately 90% of the sales of fan coils are custom-made systems for hotels and other commercial buildings. The jobs are obtained through a competitive bidding process. Since every bid job is a unique configuration of materials and parts, the Company does not track units of sales or production as such unit volume data would not be useful in managing the business. Management focuses on the current level of sales, the sales backlog, and the contribution margin in managing the fan coil business. Contribution margin is measured by deducting variable manufacturing costs and variable selling expenses from sales for a particular product line and is used as an internal measure of profitability for a product or product line. The fan coil contribution margin percentage in the first nine months of 2013 was at a satisfactory level and about 2.1 percentage points higher than in the first nine months of 2012.

The Heating and Cooling segment’s gross profit ratio for the first nine months of 2013 was 30.9% compared to 29.2% in the same period of 2012. The higher gross profit ratio is principally related to a higher level of furnace production, the improved fan coil contribution margin and the change in product mix as typically profit margins on furnaces and heaters are higher than the margins on fan coils.

Selling and administrative expenses in the first nine months of 2013 were $621,000 lower than the first nine months of the previous year. Legal expenses were approximately $442,000 lower in 2013 primarily due to addressing a number of product liability claims closed during 2012. In addition, marketing and sales expenses related to the fan coil product line were reduced by approximately $145,000 as a result of the closing of the Oklahoma City sales office in the early part of 2012 and the lower fan coil sales in 2013. As a percentage of sales, selling and administrative expenses were 23.6% in the first nine months of 2013 compared to 25.7% for the same period in 2012.

Evaporative Cooling Segment

Sales in the Evaporative Cooling segment increased $791,000 or 3.7% in the first nine months of 2013 compared to the comparable period in 2012. Unit sales were 3.5% lower in 2013. Average selling price per unit increased approximately 7.5%. There was a higher ratio of single inlet and commercial coolers sold in the first nine months of 2013 compared to the same period in 2012.The single inlet and commercial coolers are higher priced compared to the standard residential models. Also, parts sales were higher in 2013. Combined, the product mix and parts factors accounted for an increase in the average price of approximately 4.6%. Increases in selling prices accounted for the remaining 2.9%. The gross profit ratio increased from 23.1% in the first nine months of 2012 to 24.6% in 2013. The gross profit ratio on single inlet and commercial coolers is generally higher than on standard residential units.

Selling and administrative expenses were $233,000 higher in the 2013 period due to increased salaries, additional sales staff and new product development efforts. As a percentage of net sales these expenses were 12.7% in the first nine months of 2013 compared to 12.0% for the first nine months of 2012.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements contained in this Quarterly Report have been prepared in accordance with US GAAP which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 28, 2013 and December 29, 2012 and affect the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates.

Information with respect to the Company’s critical accounting policies, which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management, is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the 2012 Form 10-K.

OUTLOOK

The revenues of the CACS segment are dependent on the level of construction activity along the Front Range in Southern Colorado as well as the level of price competition. Construction activity continues to exhibit modest and thus far sustained improvement during the past twelve to fifteen months. The Southern Colorado Economic Forum projects an increase of 23% in residential construction in El Paso County in 2014. The replacement of homes destroyed in the 2012 Waldo Canyon fire and the 2013 Black Forest fire is expected to be a significant contributor to the increased residential construction. The Forum also projects that commercial construction will be 20% higher in 2014 compared to 2013. The sequestration of federal government spending could have a negative influence on construction spending at the various military installations in and around Colorado Springs. Residential and commercial construction spending in Pueblo County is not expected to increase significantly in 2014 compared to 2013.

Concrete pricing has improved although the pricing on most bid jobs remains highly competitive. The Company anticipates that the delivered cost of aggregates to the Colorado Springs ready mix plants over the next few years will be lower than that experienced from the end of 2008 until May 2013 due to the reopening of the Pikeview Quarry and its proximity to the batch plants. Further improvement in the CACS operating results will depend on a sustained improvement in the Southern Colorado construction markets and the ability to maintain or enhance ready mix concrete prices especially in response to any increases in cement and/or fuel costs. The Company is working to reduce or eliminate the operating losses at the Pueblo aggregate operation. However, if the current high ratio of sand to rock persists, there can be no assurance that the losses can be readily reduced.

The Door segment’s sales are also, to a significant extent, reliant on new construction. The sales backlog of the Door segment at September 28, 2013 was 17% higher than the September 29, 2012 level, however, pricing remains competitive.

July typically marks the end of the selling season for evaporative coolers. Evaporative cooler sales in October and November are generally quite modest. Pre-season sales typically begin in December and the Company expects pre-season sales to be similar to the prior year.

In-season furnace sales will be largely weather-dependent. Fan coil sales are generally driven by the level of commercial construction, particularly the development of new hotels. Sales during 2013 to date have lagged well behind the 2012 level however; the backlog at the end of the third quarter of 2013 has more than doubled from the prior period level. According to a U.S. government economic survey, construction spending in the lodging industry in the United States is up approximately 26% as of the end of August 2013 compared to a year ago. However, such spending is still down 60% compared to the peak level reached in August 2008. The Company’s own bidding activity indicates that lodging construction spending is improving from a period of very weak demand over the past few years.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 4 to the condensed consolidated financial statements contained in this Quarterly Report for a discussion of recently issued accounting standards.

MATERIAL CHANGES TO CONTRACTUAL OBLIGATIONS

There were no material changes to contractual obligations that occurred during the quarter ended September 28, 2013.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended by Section 21-E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based on the beliefs of the Company’s management as well as on assumptions made by and information available to the Company at the time such statements were made.  When used in this Quarterly Report, words such as “anticipates,” “believes,” “contemplates,” “estimates,” “expects,” “plans,” “projects,” and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of various factors including but not limited to: weather, interest rates, availability of raw materials and their related costs, economic conditions and competitive forces in the regions where the Company does business, changes in governmental regulations and policies and the ability of the Company to obtain credit on commercially reasonable terms. Changes in accounting pronouncements could also alter projected results. Other factors not currently anticipated may also materially and adversely affect the Company’s results of operations, cash flows and financial position. There can be no assurance that future results will meet expectations. While the Company believes that the forward-looking statements in this Quarterly Report are reasonable, readers should not place reliance on any forward-looking statement. In addition, these statements speak only as of the date they were made. The Company does not undertake any obligation to update or alter any statements whether as a result of new information, future events or otherwise, except as may be required by applicable law.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and as such, is not required to provide information in response to this item.

Item 4.       Controls and Procedures

(a)                     Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) as of September 28, 2013. The Chief Executive Officer and Chief Financial Officer, based on that evaluation, concluded that the Company’s disclosure controls and procedures are effective and were reasonably designed to ensure that all material information relating to the Company (including its subsidiaries) required to be disclosed in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission.

(b)                     Changes in Internal Control Over Financial Reporting.

The Company continually reassesses its internal control over financial reporting and makes changes as deemed prudent. During the quarter ended September 28, 2013, there were no material weaknesses identified in our review of internal control over financial reporting and no significant changes in the Company’s internal control over financial reporting occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Items 1, 1A, 3 and 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this Quarterly Report.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The Company reserved 150,000 treasury shares representing the maximum number allowed to be granted under the 2010 Non-Employee Directors Stock Plan (“Plan”) to non-employee directors in lieu of the base director retainer fee. The Company issued a total of 12,000 shares to eight eligible board members effective February 11, 2013 as full payment of the base retainer fee for 2013. On January 6, 2012, the Company issued a total of 12,000 shares to eight eligible board members as full payment of the base retainer fee for 2012. At September 28, 2013, a total of 102,000 shares remain eligible for issuance under the Plan.

In addition, the Company purchased 8,111 share of its common stock to become treasury stock on June 17, 2013. The Company previously had established an open-ended program to repurchase its common stock under which the Board authorized purchases up to a maximum amount of $2,750,000. Repurchases may be made on the open market or in block trades at the discretion of management. As of September 28, 2013, $1,182,413 of the authorized amount remained available for stock repurchases. The Credit Agreement contains certain restrictions on the Company’s ability to repurchase its stock. The Company did not purchase any shares of common stock during the three months ended September 28, 2013.

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

101

The following financial information from Continental Materials Corporation’s Quarterly Report on Form 10-Q for the period ended September 28, 2013 filed with the SEC on November 12, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Retained Earnings for the three and nine-month periods ended September 28, 2013 and September 29, 2012, (ii) the Condensed Consolidated Balance Sheets at September 28, 2013 and December 29, 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 28, 2013 and September 29, 2012, and (iv) Notes to the Quarterly Condensed Consolidated Financial Statements.*

*                 Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION

Date:	November 12, 2013	By:	/s/ Joseph J. Sum
Joseph J. Sum, Vice President
and Chief Financial Officer