Form 10-K
period 2013-12-28
CONTINENTAL MATERIALS CORP
filed 2014-03-28
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value (based on the June 30, 2013 closing price) of voting stock held by non-affiliates of registrant was approximately $8,158,000. As of March 21, 2014, there were 1,650,563 shares of the registrant’s common stock outstanding.

Incorporation by reference: Portions of registrant’s definitive proxy statement for the 2014 Annual Meeting of stockholders to be held May 28, 2014 into Part III of this Form 10-K. The definitive proxy statement is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.

Page

Special Note Regarding Forward Looking Statements	2

PART I.

Item 1. Business	2
Item 1A. Risk Factors	5
Item 1B. Unresolved Staff Comments	5
Item 2. Properties	5
Item 3. Legal Proceedings	6
Item 4. Mine Safety Disclosure	6

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	7
Item 6. Selected Financial Data	7
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 7A. Quantitative and Qualitative Disclosures about Market Risk	18
Item 8. Financial Statements and Supplementary Data	19
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures	37
Item 9A. Controls and Procedures	37
Item 9B Other Information	37

Part III.

Items 10 through 14 have been omitted from this Annual Report on Form 10-K Report because the registrant expects to file, not later than 120 days following the close of its fiscal year ended December 28, 2013, its definitive 2014 proxy statement. The information required by Items 10 through 14 of Part III will be included in that proxy statement and such information is hereby incorporated by reference	38

Part IV.

Item 15. Exhibits, Financial Statement Schedules	38

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

In addition to the above reporting segments, an “Unallocated Corporate” classification is used to report the unallocated expenses of the corporate office which provides treasury, insurance and tax services as well as strategic business planning and general management services. Expenses related to the corporate information technology group are allocated to all locations, including the corporate office. An “Other” classification is used to report a real estate operation which ceased operations during 2013 and the expenses of Williams EcoLogix, Inc. (WEI). WEI is a wholly owned subsidiary of WFC which was set up in anticipation of distributing a product that was being developed by a third party. The expenses incurred were associated with the subsidiary’s sole employee and miscellaneous related expenses. Development of the product has ceased and the sole employee was terminated in February 2013.

During the past three years the only change in the Company’s business was the activities related to the real estate operation and WEI discussed above. The Company completed the sale of all of the outstanding capital stock of Rocky Mountain Ready Mix Concrete, Inc. (RMRM), a Colorado corporation, on July 17, 2009. The final residual activity of RMRM is reported as discontinued operations in 2012. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 — Financial Statements and Supplementary Data for further details.

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

During 2013, no customer accounted for 10% or more of the total sales of the Company.

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

BACKLOG

At December 28, 2013, the Heating and Cooling segment had a backlog of approximately $554,000 ($945,000 at December 29, 2012) primarily relating to orders that are expected to be filled during the first half of 2014 although some fan coil projects may extend past this timeframe.

At December 28, 2013, the Evaporative Cooling segment had a backlog of approximately $846,000 ($887,000 at December 29, 2012) primarily due to preseason orders placed prior to year end. This backlog is expected to be filled during the first quarter of 2014 and is not necessarily indicative of the sales level that will be realized during 2014.

At December 28, 2013, the CACS segment had a backlog of approximately $5,750,000 ($5,238,000 at December 29, 2012). The backlog relates primarily to construction contracts awarded and expected to be filled during 2014.

At December 28, 2013, the Door segment had a backlog of approximately $5,151,000 ($5,817,000 at December 29, 2012) primarily relating to orders that are expected to be filled during 2014.

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

In general, the Company can obtain the raw materials required by its operations in all segments from various sources in the quantities desired. The Company’s CACS segment has historically purchased most of its cement requirements from a single supplier in order to obtain favorable pricing. Although there have been times during heavy construction periods that there has been some scarcity of cement supply, the Company does not expect to encounter this situation in the foreseeable future due to the low level of construction activity and the addition of a new cement mill near Pueblo, Colorado since the last construction boom. The Company has no long-term supply contracts and does not consider itself to be dependent on any individual supplier. MDHI is an authorized distributor of a major manufacturer of hollow metal doors and hardware. MDHI has historically purchased the majority of its hardware primarily from this supplier in order to obtain favorable volume related pricing; however, other suppliers are available.

The Company mines aggregates (rock, gravel and sand) from various owned and leased properties in Colorado. Colorado mining permits require the permit holders to perform reclamation work in order to return the mined areas to a beneficial use. These requirements are similar in nature to those included in the mining permits of our competitors. Reclamation costs have increased since the mid-1990’s as the Company has engaged in enhanced reclamation projects that exceed the stated requirements. The enhanced reclamation efforts are being performed, in part, to establish community goodwill. The Company performs the majority of the reclamation work using existing production employees and equipment primarily at times when production is curtailed due to inclement weather or there is decreased demand for our products. Consequently, the reclamation work to date has had a minimal impact on our capital expenditures.

COMPETITIVE CONDITIONS

Heating and Cooling — The Company is one of three principal companies producing wall furnaces (excluding units sold to the recreational vehicle industry) and gas-fired console heaters. The wall furnace and console heater markets are only a small component of the heating industry. The Company serves its market from a plant in Colton, California. The sales force consists of in-house sales personnel and independent manufacturers’ representatives. The Company is one of nine primary companies producing fan coils. The heating and cooling industry is dominated by a few manufacturers which are substantially larger than the Company. These manufacturers sell diversified lines of heating and air conditioning units directed primarily toward central heating and cooling systems. All of the producers, including the Company, compete primarily on a basis of price, product features and performance, service and timeliness of delivery.

Evaporative Cooling — The Company manufactures evaporative air coolers at two leased plants in Phoenix, Arizona. The principal competitor is Essick Air Products, Inc. and its subsidiary Champion Cooler Corp. There are other small domestic competitors as well as a number of foreign producers that also distribute evaporative cooling products in the U.S. All producers of evaporative air coolers typically compete aggressively on the basis of price, product features and product availability during the cooling season.

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

EMPLOYEES

The Company employed 556 people as of December 28, 2013. Employment varies throughout the year due to the seasonal nature of the businesses. A breakdown of the current and prior year’s employment at year-end by segment was:

	2013	2012
Heating and Cooling	176	178
Evaporative Cooling	127	122
Concrete, Aggregates and Construction Supplies	199	195
Door	39	39
Corporate Office and Other	15	16
Total	556	550

The factory employees at the Colton, California plant are represented by the Carpenters Local 721 Union under a contract that expires December 31, 2018. The Company considers relations with its employees and with their union to be good. There are no unions at any of the Company’s other operations.

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

In 2013, our capital expenditures and remediation expenses for environmental matters, except those expenses related to our mining reclamation efforts, were not material to our financial condition. Because of the complexity and ever-changing nature of environmental laws and regulations, we cannot predict whether capital expenditures and remediation expenses for future environmental matters will materially affect our financial condition, results of operations or liquidity.

AVAILABLE INFORMATION

The Company electronically files various reports and other information with the Securities and Exchange Commission (SEC) including this annual report on Annual Report, our quarterly reports on Form 10-Q and our current reports on Form 8-K. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding the Company. Access to this information is available free of charge at the SEC’s website at http://www.sec.gov. This information may also be accessed at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 on business days during the hours of 10 a.m. to 3 p.m. Information regarding the SEC’s Public Reference Room may be obtained by telephone at 1-800-SEC-0330. In addition to the SEC site, the Company maintains an internet site which contains SEC filings, SEC filings in XBRL format, Governance documents and Annual Reports. Access to this site and the information therein is available free of charge at www.continental-materials.com.  The information on our website is not incorporated by reference into this Annual Report on Form 10-K.

Item 1A.           RISK FACTORS

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

The Evaporative Cooling segment operates out of leased facilities in Phoenix, Arizona. These facilities are also, in the opinion of management, in good condition and sufficient for the Company’s current needs. Production capacity exists at the Phoenix plants such that the Company could exceed the highest volumes achieved in prior years or expected in the foreseeable future and maintain timely delivery.

The CACS segment serves the Colorado ready-mix concrete market from seven owned batch plants. In addition, the Company currently operates aggregate processing facilities on two owned and two leased mining properties. In addition, the Company owns one property and leases one property that are not currently in production. The Black Canyon Quarry ceased operations in the second quarter of 2013 as the deposit is now fully depleted. All but one of the mining properties are located in or near Colorado Springs or Pueblo. These properties presently provide the aggregate requirements of our Colorado Springs and Pueblo ready mix concrete business as well as selling product to independent customers. During 2008 the Pikeview Quarry experienced a landslide that closed the quarry. Operations at the Pikeview Quarry, near Colorado Springs, resumed in late May of 2013. For further information, see the CACS segment in Management’s Discussion and Analysis of Financial Condition and Results of Operations below. In general, the leased mining properties are on long-term leases with payment based upon the number of tons mined. The lease of an aggregates property in Pueblo, Colorado also requires minimum annual royalty payments. See Note 10 for the schedule of future minimum payments. Construction supplies are sold from owned facilities adjacent to the main batch plants in Colorado Springs and Pueblo. All of the CACS segment’s facilities are located along the Southern Front Range in Colorado and, in the opinion of management, are in good condition and sufficient for the Company’s current needs. The Company also leases one other aggregate deposit along the Southern Front Range that is not currently in production. In the opinion of management, the owned and leased properties contain permitted and mineable reserves sufficient to service customers’ and our own sand, rock and gravel requirements for the foreseeable future.

The Door segment operates out of an owned facility in Colorado Springs and a leased facility in Pueblo, Colorado. The facilities are, in the opinion of management, in good condition and sufficient for the Company’s current needs.

Product volumes at all of the facilities of the Company are subject to seasonal fluctuations, but in the opinion of management, the facilities are generally well utilized. However, although improving, the reduced construction activity along the Southern Front Range since the economic recession that began in 2009 has reduced concrete and aggregates volumes causing some underutilization of the facilities and equipment in the CACS segment. Similarly, the downturn in construction, especially commercial construction, has reduced the utilization of the facility and equipment used to produce our fan coil product in the Heating and Cooling segment.

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

In November 2010, the Company filed a lawsuit against its insurance provider related to a business interruption and property damage claim resulting from a landslide at the Company’s Pikeview Quarry in December of 2008. The litigation was settled on December 13, 2012. The insurance company agreed to pay a gross amount of $13,100,000. The Company received $9,452,000 after paying contingent legal fees of $3,648,000. Operations at the Pikeview Quarry, closed since the landslide, resumed in late May of 2013.

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

PART II

Item 5.                                       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common stock of Continental Materials Corporation is traded on the NYSEMKT under the symbol CUO. Market sales prices for the fiscal quarters of the past two years are:

		High	Low
2013	Fourth Quarter	$19.75	$15.65
	Third Quarter	16.32	14.41
	Second Quarter	18.95	14.30
	First Quarter	19.29	13.95

2012	Fourth Quarter	$16.79	$11.04
	Third Quarter	14.05	12.40
	Second Quarter	17.51	11.76
	First Quarter	20.40	11.50

At March 15, 2014, the Company had fewer than 300 shareholders.

The Company has never paid, nor does it currently intend to declare, any dividends. The Company’s policy of reinvesting earnings from operations is reviewed periodically by the Board of Directors.

The Company has not purchased any of its common stock during its fourth fiscal quarter, the period September 30, 2013 through December 28, 2013.

The Company established an open-ended program to repurchase its common stock under which the Board authorized purchases up to a maximum amount of $2,750,000. Repurchases may be made on the open market or in block trades at the discretion of management. As of December 28, 2013, $1,182,413 of the authorized amount remained available for stock repurchases.

On April 16, 2009, the Company entered into a credit agreement with a bank which contains certain restrictions on the Company’s ability to repurchase its stock. Amendments to the credit agreement have retained these restrictions. See further discussion in the “Financial Condition, Liquidity and Capital Resources” section of Item 7 below.

Item 6.         SELECTED FINANCIAL DATA

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, is not required to provide information in response to this item.

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

The Heating and Cooling segment produces and sells gas-fired wall furnaces, console heaters and fan coils from the Company’s wholly-owned subsidiary, WFC of Colton, California. The Evaporative Cooling segment produces and sells evaporative coolers from the Company’s wholly-owned subsidiary, PMI of Phoenix, Arizona. Sales of these two segments are nationwide, but are concentrated in the southwestern United States. Concrete, Aggregates and Construction Supplies are offered from numerous locations along the Southern Front Range of Colorado operated by the Company’s wholly-owned subsidiaries collectively referred to as TMC. The Company sold its concrete operations in the Denver market, RMRM on July 17, 2009. The operations of RMRM are reported as discontinued operations for 2012; there was no further activity during 2013. Hollow metal and wood doors, door frames and related hardware, lavatory fixtures and electronic access and security systems are sold through the Company’s wholly-owned subsidiary, MDHI which operates out of facilities in Pueblo and Colorado Springs, Colorado. Sales of these two segments are highly concentrated in the Southern Front Range area in Colorado although Door Segment sales are also made throughout the United States.

Sales of all four segments are affected by the level of construction activity in the areas served and general economic conditions; however, sales of furnaces and evaporative coolers are less affected by the level of construction activity as a large portion of their sales are for replacement units. Weather conditions in the areas served also affect sales. Sales in all four segments were affected by these factors in both 2013 and 2012.

In addition to the above reporting segments, an “Unallocated Corporate” classification is used to report the unallocated expenses of the corporate office which provides treasury, insurance and tax services as well as strategic business planning and general management services. Expenses related to the corporate information technology group are allocated to all locations, including the corporate office. An “Other” classification is used to report a real estate operation which ceased operations during 2013 and the expenses of Williams EcoLogix, Inc. (WEI). WEI is a wholly owned subsidiary of WFC which was set up in anticipation of distributing a product that was being developed by a third party. The expenses incurred were associated with the subsidiary’s sole employee and miscellaneous related expenses. Development of the product has ceased and the sole employee was terminated in February 2013.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations during 2013 was $317,000 despite a net loss of $859,000. The net loss and a net increase in working capital of $2,017,000 were more than offset by non-cash depreciation and amortization charges of $3,028,000 and other non-cash items.

Cash provided by operations during 2012 was $6,844,000 essentially reflecting net income of $3,389,000 and non-cash depreciation and amortization charges of $3,627,000. Included in the cash from operations was the $9,452,000 received from the settlement of the Pikeview litigation less a $1,900,000 estimated tax payment made in December 2012, see Note 7.

Investing activities during 2013 used cash of $1,502,000. The Company continued to limit capital expenditures during 2013; however overall cash expenditures increased $453,000 from the prior year level to $2,286,000. Cash was provided by the sale of real estate held for resale ($650,000) and the sale of other property and equipment ($134,000).

Investing activities during 2012 required cash of $1,765,000. The Company continued to limit capital expenditures during 2012 as sales volume remained depressed and operating results were again a loss. Capital expenditures of $1,833,000 during 2012 were split between the CACS segment and the two HVAC companies. The CACS expenditures were primarily for development of the next phase of the Pueblo aggregate deposit and amending permits related to reopening the Pikeview Quarry. Expenditures for the two HVAC companies were primarily for routine replacement or refurbishing of equipment.

During 2013, financing activities provided $375,000 as the Company borrowed $1,000,000 against its revolving credit facility and made scheduled principal repayments of $500,000 on its term loan. In addition the Company used $125,000 to repurchase its common stock during 2013.

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

Budgeted capital spending for 2014 is approximately $3,700,000. Projected depreciation, depletion and amortization are approximately $2,600,000. The Company expects to fund the planned capital expenditures from available cash, operating cash flow and/or funds available from the revolving credit facility.

Sales of the Company’s HVAC products are seasonal except for fan coils. Sales of furnaces, heaters and evaporative coolers are sensitive to weather conditions particularly during the peak selling season. Fan coil sales are, to a significant extent, dependent on commercial construction, particularly of hotels. Revenues in the CACS segment are primarily dependent on the level of construction activity along the Southern Front Range in Colorado. Sales for the Door segment are not as seasonal nor are they much affected by weather conditions. Historically, the Company has experienced operating losses during the first quarter except when the weather is mild and the demand strong along the Southern Front Range. Operating results typically improve in the second and third quarters reflecting more favorable weather conditions in southern Colorado and the seasonal sales of the Evaporative Cooling segment. Fourth quarter results can vary based on weather conditions in Colorado as well as in the principal markets for the Company’s heating equipment. The Company typically experiences operating cash flow deficits during the first half of the year reflecting operating results, the use of sales dating programs (extended payment terms) related to the Evaporative Cooling segment and payments of the prior year’s accrued incentive bonuses and Company profit-sharing contributions, if any. As a result, the Company’s borrowings against its revolving credit facility tend to peak during the second quarter and then decline over the remainder of the year.

Revolving Credit and Term Loan Agreement

The Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) effective November 18, 2011. The Credit Agreement provided the Company with a revolving credit facility in the amount of $20,000,000 (“Revolving Commitment”) and funded a term loan in the original principal amount of $4,648,000. Borrowings under the Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles, certain real estate and the common stock of all of the Company’s subsidiaries. Borrowings under the Revolving Commitment are limited to 80% of eligible accounts receivable and 50% of eligible inventories. Borrowings under the Credit Agreement bear interest based on a London Interbank Offered Rate (LIBOR) or prime rate based option.

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

The Company entered into the First Amendment to Credit Agreement effective March 21, 2013 to reduce the revolving credit limit to $15,000,000 and to modify certain of the financial covenants, related definitions and test dates. The Company entered into a Second Amendment to Credit Agreement effective March 20, 2014 to, among other things, (i) increase the Revolving Commitment to $18,000,000 from $15,000,000, (ii) terminate the Term Loan Commitment upon the repayment in full of the outstanding principal balance (and accrued interest thereon) of the Term Loan in connection with the closing of this Amendment, (iii) modify the Borrowing Base calculation to provide for borrowing availability in respect of new Capital Expenditures, (iv) decrease the interest rates on the Revolving Loans beginning in the third quarter of 2014, and (v) extend the maturity date to May 1, 2016, in each case, on the terms and conditions set forth in the Second Amendment. The Credit Agreement as amended provides for the following:

•      The Revolving Commitment is $18,000,000.

•      Borrowings under the Revolving Commitment are limited to (a) 80% of eligible accounts receivable, (b) the lesser of 50% of eligible inventories and $8,500,000 plus (c) the lesser of 80% of new Capital Expenditures not to exceed $4,000,000 in the aggregate and $2,000,000 with respect to each of Fiscal Year 2014 and 2015.

•      The Minimum Fixed Charge Coverage Ratio is not permitted to be below 1.05 to 1.0 for the twelve month period ending June 28, 2014 increasing to 1.15 to 1.0 for the twelvemonth period ending September 27, 2014 and each Fiscal Quarter end thereafter.

•      The Company must not permit Earnings Before Interest, Taxes, Depreciation and Amortization (Minimum EBITDA) to be less than $2,500,000 for the fiscal year ended December 28, 2013 or permit the Minimum EBITDA to be less than $1,500,000 for the trailing twelve-month period ending March 29, 2014.

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

•       The maturity date of the credit facility is May 1, 2016.

•       Interest rate pricing for the revolving credit facility is currently LIBOR plus 3.25% or the prime rate plus 1%. Commencing July 1, 2014, interest rate pricing will be lowered to LIBOR plus 3.00% or the prime rate plus .75%. An additional reduction is possible in the event the Fixed Charge Coverage Ratio is equal to or exceeds 1.5 to 1.0 with respect to any Computation Period ending on or after December 31, 2014.

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

•       Balance Sheet Leverage Ratio is defined as the ratio of Total Debt to Tangible Net Worth.

Outstanding borrowings under the revolving credit facility as of December 28, 2013 were $1,000,000 which was also the highest balance outstanding during 2013. Average outstanding revolving credit during the year was $6,000. The weighted average interest rates on the outstanding revolving credit and term debt in 2013 and 2012, including the fee on the unused line of credit and other recurring bank charges but excluding finance charges for letters of credit was approximately 6.8% and 5.6%, respectively. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the available borrowing capacity exceeded the cash needs of the Company and this situation is expected to continue for the foreseeable future.

The Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement, will be sufficient to cover expected cash needs, including planned capital expenditures, for the next twelve months. The Company was in compliance with all debt covenants as of December 28, 2013 and expects to be in compliance with all debt covenants, as amended, throughout 2014.

Reconciliation of Fair Value of Reporting Units to Market Capitalization

The Company estimates that the aggregate fair value of its four reporting units as of December 28, 2013 is approximately $67,000,000. The fair value of the CACS reporting unit was determined as described in the Critical Accounting Policies discussion of Goodwill and Other Intangible Assets below. The fair value of all other reporting units was estimated by management based on a discounted cash flow valuation using a 13% discount rate in all cases. After deducting all outstanding funded debt the calculation yields a net fair value of the equity of the reporting units of $62,592,000. The Company’s market capitalization as of December 28, 2013 was approximately $32,351,000 based on a December 28, 2013 share price of $19.75 and 1,638,000 common shares outstanding. It is the Company’s opinion that its share price reflects the negative impact of its corporate office expenses as many of these would not be required to operate the individual companies. It is also the Company’s opinion that the value of its operating businesses is not diminished as a result of the corporate expenses. Therefore, in the Company’s opinion, in reconciling the fair value of the operating units to the market capitalization, an adjustment to the market capitalization for the corporate expenses is appropriate. Using the five year average corporate office expenses after the related income tax benefit and applying a 13% capitalization rate results in an adjusted market capitalization of $46,023,000 as of December 28, 2013. In the Company’s opinion, the difference between the net fair value of the reporting units and the adjusted market capitalization represents the value of the control premium. As of December 28, 2013 the control premium is approximately 38% of the adjusted market capitalization. The Company believes this level of control premium is reasonable and falls within a range based upon actual control premiums involving merger transactions of companies in the SIC codes under which we operate. A reconciliation of the fair value of the reporting units to the adjusted market capitalization is shown in the table below. Amounts are in thousands except share data.

	Market Capitalization	Market Capitalization
	Based on	Based on the highest
	December 28, 2013	2014 year-to-date
	Closing Price	Closing Price of
	$19.75 Per Share	$21.38 Per Share
Estimated Fair Value of Reporting Units	$67,000	$67,000
Less outstanding funded debt as of 12/28/2013 and 2/12/2014	(4,408)	(3,283)
Net Fair Value of Reporting Units	$62,592	$63,717

Market capitalization:
1,638,000 and 1,650,000 common shares outstanding, respectively	$32,351	$35,277
Adjustment for corporate expenses after income tax effect	13,672	13,672
Adjusted Market Capitalization	46,023	48,949
Control Premium	16,569	14,768
Fair Value of Reporting Units as determined above	$62,592	$63,717
Control Premium as a percentage of Adjusted Market Capitalization	36%	30%

The lowest closing price of the Company’s common stock since December 28, 2013 was $18.00.  Based on the $18.00 closing price of February 12, 2014 this same computation yields a control premium of 47%.

A significant portion of the Company’s common stock is closely held. At December 28, 2013, the two largest shareholders and other officers and directors together own approximately 76% of the outstanding shares. The remaining shares (“available float”) represent only 24% of the outstanding shares. Generally, there is limited trading activity in the Company’s shares. On some trading days there is no trading activity. The Company’s share price is subject to sharp volatility on trades of a few hundred shares or less.  For these reasons, it is the opinion of the Company that its market capitalization at any given time is not indicative of the aggregate fair value of the reporting units.

Insurance Policies

The Company maintained insurance policies since March 31, 2013 with the following per incident deductibles and policy limits:

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

DISCUSSION OF CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

2013 vs. 2012

Consolidated sales in 2013 were $121,541,000, an increase of $8,313,000 or 7.3% compared to 2012. Sales in 2013 at all four of the Company’s segments were higher compared to the prior year although sales in the Evaporative Cooling segment were only 1.4% more in 2013.  Sales in the Concrete, Aggregates and Construction Supplies (“CACS”) segment increased $2,691,000 (6.7%) while sales in the Door segment increased $3,131,000 (24.7%). The increase in sales in these two segments is reflective of the continuing but moderate improvement in the southern Colorado construction markets. Sales in the Heating and Cooling segment were $2,437,000 (7.1%) higher in 2013 compared to 2012. Strong sales of furnaces and heaters in January, November and December of 2013 more than offset a decrease in fan coil sales.

The consolidated gross profit ratio in 2013 was 16.8% compared to 16.1% for 2012. The gross profit ratio in all four business segments was moderately improved with the most significant increase in the Door segment.

Selling and administrative expenses, excluding expenses related to the Williams EcoLogix project, in 2013 were $297,000 lower in 2013 in spite of the higher level of sales. Lower legal expenses in the CACS and Heating and Cooling segment were the principal contributors to the reduced expenses. Sales staff additions in the Evaporative Cooling segment and a higher level of incentive pay at the Door segment partially offset the savings from the reduced legal expenses. As a percentage of consolidated sales, selling and administrative expenses, excluding the charges related to WEI were 14.7% in 2013 compared to 15.9% in the prior year.

Depreciation and amortization charges in 2013 were $598,000 (16.5%) less compared to 2012. This reduction reflects the reduced level of capital spending in the past three years especially in the CACS segment.

The results for 2013 include charges of $726,000 pertaining to WEI. This subsidiary was established for the purpose of serving as the exclusive North American distributor of a product being developed by a third party. The performance of the product in a series of laboratory tests was not satisfactory. The owner of the technology and intellectual property ceased further development in 2013. The Company’s expenses of $726,000 include a charge of $352,000 to establish a reserve for a note receivable from the sole employee of WEI and a severance payment of $225,000. The Company anticipates that there will be no further expenses related to WEI.

The operating loss in 2013 was $1,089,000 including the WEI expenses of $726,000. The operating loss in 2012 was $3,724,000, including $429,000 of expenses related to WEI. All segments except the Evaporative Cooling segment achieved improved operating results in 2013 compared to 2012. The operating profit of the Evaporative Cooling segment was only $59,000 lower in 2013.

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

Net interest expense includes interest on outstanding funded debt, finance charges on outstanding letters of credit, the fee on the unused revolving credit line and other recurring fees charged by the lending bank. In 2013 net interest expense was $374,000 compared to $556,000 in 2012. The weighted average interest rates on the outstanding revolving credit and term debt in 2013 and 2012, including the fee on the unused line of credit and other recurring bank charges but excluding finance charges for letters of credit was approximately 6.8% and 5.6%, respectively. Average outstanding funded debt in 2013 was $3,688,000 compared to $8,569,000 in 2012. In December 2012, the Company used a portion of the cash received from the settlement of the Pikeview litigation to pay off all of the then outstanding revolving credit borrowings. In addition, the lower level of outstanding funded debt reflects the replacement of a $4,340,000 cash collateral deposit previously placed with the Company’s casualty insurance provider with a bank letter of credit on March 1, 2012. Finally, the reduction in outstanding funded indebtedness also reflects the scheduled quarterly repayments of term debt.

The Company’s effective income tax rate reflects federal and state statutory income tax rates adjusted for non-deductible expenses, tax credits and other tax items. The effective income tax rate related to the loss from operations in 2013 was a benefit of 38.0% compared to the provision of 33.5% related to the 2012 income from continuing operations.

The Company operates four businesses in two industry groups. The businesses are seasonal, weather sensitive and subject to cyclical factors. The following addresses various aspects of operating performance focusing on the reportable segments within each of the two industry groups.

Construction Products Industry Group

The table below presents a summary of operating information for the two reportable segments within the Construction Products industry group for the fiscal years 2013 and 2012 (amounts in thousands).

	Concrete, Aggregates and Construction Supplies	Door
2013
Revenues from external customers	$42,922	$15,821
Segment gross profit	1,896	3,656
Gross profit as percent of sales	4.4%	23.1%
Segment operating (loss) income	(3,782)	1,243
Operating (loss) income as a percent of sales	(8.8)%	7.9%
Segment assets	$26,471	$6,837
Return on assets	(14.3)%	18.2%

2012
Revenues from external customers	$40,231	$12,690
Segment gross profit	1,701	2,811
Gross profit as percent of sales	4.2%	22.2%
Segment operating (loss) income	(4,992)	527
Operating (loss) income as a percent of sales	(12.4)%	4.2%
Segment assets	$31,629	$5,767
Return on assets	(15.8)%	9.1%

Concrete, Aggregates and Construction Supplies Segment

2013 vs. 2012

The product offerings of the CACS segment consist of ready-mix concrete, aggregates and construction supplies. Ready-mix concrete and aggregates are produced at multiple locations in or near Colorado Springs and Pueblo, Colorado. Construction supplies encompass numerous products purchased from third party suppliers and sold to the construction trades particularly concrete sub-contractors. In 2013 concrete, aggregates and construction supplies account for approximately 64%, 28% and 8% of sales of the CACS segment, respectively, including aggregates consumed internally in the production of concrete. In 2012 the sales mix between concrete, aggregates and construction supplies was 58%, 33% and 9%, respectively. Sales including aggregates consumed internally increased by $3,514,000 (7.6%). Sales to third parties increased $2,691,000 (6.7%). The higher sales reflect a continuing but moderate improvement in the local construction markets. Ready-mix concrete sales, excluding flow fill material supplied to one particular project, increased by $6,079,000 (23.7%) in 2013. Concrete volume increased by 14.1%. Average concrete prices in 2013, excluding flow fill material, were 8.4% higher compared to 2012. While concrete prices have increased, the market remains sharply competitive especially on large construction projects. Cement costs per yard increased by 6.2% in 2013 compared to 2012. Cement is the highest cost raw material used in the production of concrete. Delivery cash costs per yard increased by $2.22. The higher cost was principally related to drivers’ labor, the use of contract trucking services on certain projects and a slight increase in fuel costs. The gross profit ratio from concrete improved to 7.8% in 2013, up from 4.8% in 2012. While the gross profit ratio improved due to the combination of higher volume and prices, the gross profit ratio achieved in 2013 is still substantially below what the Company believes to be a more normal level that prevailed prior to the economic recession that began in 2009. Sales of flow fill material in 2013 were negligible and in 2012 were $1,066,000.

Sand, crushed limestone and gravel (“aggregates”) are produced and sold from various deposits in and around Colorado Springs and Pueblo, Colorado. In both 2013 and 2012 aggregates were produced from four separate locations; two in or near Colorado Springs and two in or near Pueblo. The operations at the Black Canyon Quarry, located near Colorado Springs, ceased in the second quarter of 2013 as that deposit is now fully depleted. Operations at the Pikeview Quarry, also near Colorado Springs, resumed in late May of 2013. The Company also owns and operates a sand deposit in Colorado Springs and leases and operates two alluvial gravel deposits, one in Pueblo and the other near Florence, Colorado. Sales volume (tons) of construction aggregates, including those used internally in the production of ready-mix concrete, decreased by 14.2% in 2013. Average selling prices, excluding delivery charges, were approximately $1.00 per ton (17.9%), higher in 2013 compared to the prior year. The higher selling price is largely reflective of a change in product mix. In 2012 sales of pit run sand, crusher fines and other secondary aggregate products accounted for over 21% of total aggregate tons sold. In 2013 such secondary products accounted for less than 9% of total aggregate sales volume. Total sales of aggregates, including internal consumption and delivery charges, were $1,465,000 (9.5%) lower in 2013 compared to 2012. The

Company’s gravel operation located on the east side of Pueblo encountered a high ratio of sand to rock throughout 2013. Most of such sand, except for that used by the Company in the production of ready-mix concrete, is not readily saleable in the current market. This low yield had a significant adverse impact on unit production costs and gross profits at the Pueblo aggregate operation. Sales volume (tons) from the Pueblo operation was 38.4% less than in 2012. The Company’s sand operation also produces industrial sand used in well fracking, the production of stucco and other purposes. As a percentage of total tons of aggregates sold in 2013 and 2012, industrial sand sales were only 1.1% and 1.6%, respectively, of total aggregate sales volume. The loss (negative gross profit) from all aggregate operations in 2013 was $952,000 compared to a gross profit of $71,000 in 2012. The diminished results can virtually all be attributed to the Pueblo sand and gravel operation.

Sales of construction supplies declined by $117,000 in 2013.  The gross profit ratio slightly improved.

Depreciation and amortization charges were $636,000 less in 2013 reflecting a lower level of capital spending in the last four years.

Selling and administrative expenses were $368,000 lower in 2013 compared to 2012. In 2012, $462,000 of legal expenses were incurred related to the Pikeview insurance litigation.

The Pikeview insurance litigation was settled on December 13, 2012. The insurance company agreed to pay a gross amount of $13,100,000. The Company received $9,452,000 after paying contingent legal fees of $3,648,000.

The prices of two commodities, cement and diesel fuel, can have a significant effect on the results of operations of this segment. The Company negotiates cement prices with producers who have production facilities in or near the concrete markets what we serve. The Company may negotiate separate cement prices for large construction projects depending on the demand for and availability of cement from the local producers. The Company buys diesel fuel from local distributors. It may from time to time enter into a short term arrangement with a distributor whereby the price of diesel fuel is fixed for a period of up to six months. In the past year the Company did not hedge diesel fuel prices. Changes in the cost of these two commodities have a direct effect on the results of operations depending upon whether competitive conditions prevailing in the marketplace allow the Company to adjust its selling prices to recover the increased costs.

Door Segment

2013 vs. 2012

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

Door sales in 2013 were $3,131,000 (24.7%) more than the previous year. The construction market within the State of Colorado continued to show improvement. In 2013, the company serviced a number of new schools, university facilities and other publicly financed construction projects. The gross profit ratio in 2013 was 23.1%, up from 22.2% in 2012. The improvement was principally the result of lower employee healthcare costs and the increased sales volume coupled with a predominantly fixed level of shop overhead expense.

Sales and administrative expenses increased by $130,000. The increase represents higher incentive bonuses. As a percentage of sales, these expenses were 14.4% and 16.9%, respectively, in 2013 and 2012.

The Door segment sales backlog at the end of 2013 was $5,151,000 compared to $5,817,000 at the end of 2012.

HVAC Industry Group

The table below presents a summary of operating information for the two reportable segments within the HVAC industry group for the fiscal years 2013 and 2012 (amounts in thousands).

	Heating and Cooling	Evaporative Cooling
2013
Revenues from external customers	$36,652	$26,104
Segment gross profit	9,009	5,912
Gross profit as percent of sales	24.6%	22.6%
Segment operating income	2,938	2,070
Operating income as a percent of sales	8.0%	7.9%
Segment assets	$18,748	$12,118
Return on assets	15.7%	17.1%

2012
Revenues from external customers	$34,215	$25,734
Segment gross profit	7,999	5,647
Gross profit as percent of sales	23.4%	21.9%
Segment operating income	1,736	2,129
Operating income as a percent of sales	5.1%	8.3%
Segment assets	$17,054	$12,250
Return on assets	10.2%	17.4%

Heating and Cooling Segment

2013 vs. 2012

In 2013, approximately 78% of sales in the Heating and Cooling segment consisted of wall furnaces and heaters. Fan coils accounted for 19% of the segment’s sales and other products made up the remaining 3%. In 2012 these shares of total segment sales were 69%, 28% and 3%, respectively. Sales in the Heating and Cooling segment in 2013 increased by $2,437,000 (7.1%) compared to 2012. Unit sales of furnaces and heaters were up 21.3% in 2013 compared to 2012. Unit volume was considerably higher in January and the fourth quarter of 2013 compared to the same periods in 2012. The Company believes that most of this increase was weather driven. Compared to two years ago (2011), unit sales volume in 2013 was only slightly higher. Sales of furnaces and heaters were $5,000,000 (17.5%) more in 2013 compared to 2012.  The average selling price of furnaces and heaters increased by approximately 1.0% in 2013 compared to the prior year.

Sales of fan coils decreased by $2,753,000 (41%).  In the first quarter of 2012 the Company serviced a $1,500,000 hotel project in Atlanta, Georgia. There was no similarly sized job in 2013. In addition to the lack of a large project in 2013, other fan coil sales were down due to still soft although improving lodging construction market. Typically, approximately 90% of the sales of fan coils are custom-made systems for hotels and other commercial buildings. Fan coil sales in 2013 were in line with this historical experience. The jobs are obtained through a competitive bidding process. Since every bid job is a unique configuration of materials and parts, the company does not track units of sales or production as such unit volume data would not be useful in managing the business. Management focuses on the current level of sales, the sales backlog, and the contribution margin in managing the fan coil business. Contribution margin is an internal measure of profitability for a product or product line. Contribution margin is measured by deducting variable manufacturing costs and variable selling expenses from sales for a particular product line. The fan coil contribution margin percentage increased by approximately 4.8 points in 2013 compared to 2012. The fan coil sales backlog at the end of 2013 was approximately $1,211,000 compared to $667,000 at the end of 2012.

The Heating and Cooling segment’s gross profit ratio increased to 24.6% in 2013 from 23.4% in 2012. The higher gross profit ratio is principally related to the change in product mix as typically profit margins on furnaces and heaters are higher than the margin on fan coils. An increase in furnace and heater production volume also contributed to the increase in the gross profit ratio.

Selling and administrative expenses in 2013 were approximately $237,000 lower than the previous year as a result of reduced legal expenses. As a percentage of sales, such expenses were 15.4% in 2013 compared to 17.2% in 2012.

Evaporative Cooling Segment

2013 vs. 2012

Sales of evaporative coolers increased by $370,000, approximately 1.4%, in 2013 compared to the prior year. Unit sales of evaporative coolers decreased by 5.6% in 2013.  Average selling prices per unit increased approximately 7.5%. There was a higher ratio of single inlet coolers sold in 2013 compared to the prior year. Also, parts sales were higher in 2013. Actual average price increases in 2013 were approximately 2%. Product mix and parts sales account for the balance of the increase in average selling prices. The gross profit ratio increased from 21.9% in 2012 to 22.6% in 2013. The gross profit ratio on single inlet coolers is generally higher than on standard residential units. Selling and administrative expenses were approximately $311,000 (9.7%) higher in 2013 due principally to higher selling expenses including sales staff compensation. As a percentage of sales, these expenses were 13.4% and 12.4% in 2013 and 2012, respectively.

Both businesses in the HVAC group are sensitive to changes in prices for a number of different raw materials, commodities and purchased parts. Prices of steel and copper in particular can have a significant effect on the results of operations of this group. The Company is not currently a party to any hedging arrangements with regard to steel or copper.

OUTLOOK

Overall the Company expects consolidated sales in 2014 to be approximately 5% higher compared to 2013. Local economists believe the construction market along the Southern Front Range of Colorado will continue to improve; however, it will still remain well below prior, more robust periods. The Company believes that price competition will remain sharp in the CACS segment. Competitive bid prices on larger ready-mix projects still indicate some resistance to a higher pricing level by some competitors. Local cement suppliers have announced price increases and fuel prices are always an uncertainty. The Company anticipates that it will be able to operate the Pikeview Quarry for the entire year in 2014. The Pikeview Quarry was in operation in 2013 for about seven months. The Company is evaluating the use of a contract miner for its Pueblo aggregates operation.

The Company’s HVAC Industry Group anticipates some increase in sales in 2014 primarily from higher fan coil sales due to an anticipated more robust construction spending level in the lodging industry. Sales of furnaces, heaters and evaporative coolers are primarily for replacement purposes and therefore are not heavily reliant on new construction. Sales of these products are generally dependent on the overall strength of the economy especially employment levels. Sales of furnaces heaters and evaporative coolers are also significantly influenced by weather conditions particularly during their respective selling seasons.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission requires all registrants, including the Company, to include a discussion of “critical” accounting policies or methods used in the preparation of financial statements. We believe the following are our critical accounting policies and methods.

Goodwill and Other Intangible Assets

The Company annually assesses goodwill for potential impairment as of the last day of its fiscal year. In addition, to the extent that events occur, either involving the relevant reporting unit or in their industries, the Company revisits its assessment of the recorded goodwill to determine if impairment has occurred and should be recognized. As of December 28, 2013, the Company has recorded $7,229,000 of goodwill consisting of $6,229,000 related to the CACS reporting unit and $1,000,000 related to the Door reporting unit.

At the end of 2011, the Company early adopted Accounting Standards Update (ASU) 2011-08 which allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. At the end of 2013 and 2012, the Company concluded that the market conditions continuing to affect the CACS reporting unit dictated that the quantitative analysis was more appropriate than the qualitative analysis. For purposes of measuring the fair value of the CACS reporting unit the Company engages the services of an independent investment banking firm to assist management with the calculation. The fair value of this reporting unit is determined by applying three valuation methods. These are 1) discounted cash flow (“DCF”) valuation, 2) an analysis of comparable transactions within the industry and 3) comparable enterprise valuations of other public companies in the industry. The DCF valuation involves projecting future cash flows. The cash flow projection entails key assumptions with regard to unit sales volumes, gross profit rate per unit or per sales dollar, capital expenditures and the discount rate. These assumptions were provided by management or discussed with the investment banking firm and agreed upon prior to use in the DCF calculation. The cash flow projection assumes a continued recovery in construction activity along the Southern Front Range in Colorado, the reporting unit’s principal market area. However, projected unit volumes do not reach levels achieved by this reporting unit during the peak of the previous business cycle. The cash flow projections assume some increase in gross profit rates compared to current levels due to an increase in volume, an improvement in the relationship of selling prices for concrete relative to cement unit costs and some cost reductions. The projected gross profit rates do not exceed levels previously attained in the concrete business but do anticipate improved gross profit rates in the aggregates business. Projected capital expenditures are compatible with the projected unit sales volume. The cash flow forecasts are adjusted by a discount rate that takes into consideration both the time value of money and the investment risk. The valuation of the CACS segment, assuming discount rates ranging between 13.0% and 14.0%, approximates $29.7 million to $32.6 million. The independent investment banking firm was instrumental to management in researching transactions within the industry that were consummated during 2013, concluding that there were very few such transactions that could be viewed as comparable to the CACS segment. Currently, as a result of low EBITDA (earnings before interest, income taxes, depreciation and amortization) within the construction materials industry, many industry analysts are now applying multiples of Mid-Cycle or average EBITDA in valuing transactions. The CACS segment’s 14 year average EBITDA (mid-cycle) is $5.3 million. While historic EBITDA multiples suggest that the 8 year average is 8.2 times EBITDA, the industry multiple more often seen applied to mid-cycle EBITDA is 5.5 times to 6.0 times. When applying this EBITDA multiple to the CACS mid-cycle EBITDA, the calculated value is between $28.9 million to $31.5 million. Seven other publicly traded companies were identified for purposes of the comparable enterprise valuation. Since the CACS reporting unit had negative EBITDA in fiscal 2013, the comparable enterprise valuation was based on projected EBITDA. The average projected 2015 EBITDA multiple was 5.7 and the median EBITDA multiple was 5.4. The Comparison of Public Companies methodology results in a valuation of the CACS reporting unit of $40.2 million to $42.4 million when applying the 2015 projected EBITDA of that reporting unit.

Long-lived Assets (other than Goodwill and Intangible Assets)

The Company reviews long-lived assets by asset group for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the amount and useful life over which cash flows will occur and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available given the Company’s historical experience and internal business plans. The Company has determined that there was no impairment of such long-lived assets in 2013.

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

The Company maintains a reserve for future reclamation work to be performed at its various aggregate operations based upon an estimate of the total expense that will be incurred to reclaim the disturbed areas. Actual reclamation costs are charged to expense. The adequacy of the recorded reserve is assessed annually. The assessment may be done more frequently if events or circumstances arise that may indicate a change in estimated costs, recoverable material or the period of mining activity. For the annual assessment of the reserve, the Company engages an independent professional to assist in reevaluating the estimates of both the quantities of recoverable material and the cost of reclamation. The assessment of the adequacy of the reclamation reserves is based on management’s assumptions with the assistance of the independent professional. The analysis requires the use of significant assumptions and estimates about the mining plans, homogeneity of the deposits, third party costs to perform work, method of reclamation to be used, etc.

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

Guidance provided by the Codification that cash consideration (including sales incentives) given by a vendor to a customer is presumed to be a reduction of the selling prices of the vendor’s products or services unless both of the following conditions are met: a) the vendor receives an identifiable benefit in exchange for the consideration and b) the vendor can reasonably estimate the fair value of the benefit. Under this guidance, volume incentives and customer discounts provided to our customers are presumed to be a reduction in the selling price of our products and accordingly we record these as a reduction of gross sales. We require that our customers submit proof of both the advertisement and the cost of the advertising expenditure before we allow a deduction for cooperative advertising. Since the Company receives an identifiable and quantifiable benefit, these costs are recorded as selling and administrative expenses. These programs did not have a material effect on the operations of 2013 compared to 2012.

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

Item 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, is not required to provide information in response to this item.

Item 8.                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Continental Materials Corporation

Consolidated Statements of Operations

For Fiscal Years 2013 and 2012

(Amounts in thousands, except per share data)

	2013	2012

Sales	$121,541	$113,228
Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	101,085	94,947
Depreciation, depletion and amortization	3,028	3,627
Selling and administrative	17,861	18,017
Williams EcoLogix project expenses	726	429
Gain on disposition of property and equipment	(70)	(68)
Operating loss	(1,089)	(3,724)
Interest expense	(374)	(556)
Amortization of deferred financing fees	—	(60)
Net proceeds from settlement of insurance claim litigation	—	9,452
Other income, net	78	13
(Loss) income from continuing operations before income taxes	(1,385)	5,125
Benefit (provision) for income taxes	526	(1,717)
Net (loss) income from continuing operations	(859)	3,408
Loss from discontinued operation net of income tax benefit of $0 and $17	—	(19)

Net (loss) income	$(859)	$3,389

Net (loss) income per basic and diluted share:
Continuing operations	$(.52)	$2.08
Discontinued operation	—	(.01)
Net (loss) income per basic and diluted share	$(.52)	$2.07

Average shares outstanding	1,639	1,634

The accompanying notes are an integral part of the consolidated financial statements.

Continental Materials Corporation

Consolidated Statements of Cash Flows For Fiscal Years 2013 and 2012

(Amounts in thousands)

	2013	2012
Operating activities
Net income (loss)	$(859)	$3,389
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	3,028	3,627
Deferred income tax provision	(324)	957
Compensation of Board of Directors paid by issuance of treasury shares	204	150
Provision for doubtful accounts	3	164
Reserve for long-term note receivable — related party	352	—
Reduction in carrying value of real estate held for resale	—	73
Gain on disposition of property and equipment	(70)	(68)
Changes in working capital items:
Receivables	(3,242)	(1,749)
Inventories	(365)	1,550
Prepaid expenses	(28)	(65)
Prepaid royalties	(113)	(100)
Accounts payable and accrued expenses	848	335
Income taxes payable and refundable	564	(1,504)
Other	319	85
Net cash provided by operating activities	317	6,844

Investing activities
Capital expenditures	(2,286)	(1,833)
Real estate held for resale	650	—
Cash proceeds from sale of property and equipment	134	68
Net cash used in investing activities	(1,502)	(1,765)

Financing activities
Borrowings (repayments) on the revolving bank loan, net	1,000	(8,150)
Repayments of long-term debt	(500)	(375)
Payments to acquire treasury stock	(125)	—
Refund of cash deposit for self-insured claims	—	4,340
Net cash provided by (used in) financing activities	375	(4,185)

Net (decrease) increase in cash and cash equivalents	(810)	894

Cash and cash equivalents
Beginning of year	1,734	840
End of year	$924	$1,734

Supplemental disclosures of cash flow items
Cash paid (received) during the year
Interest	$402	$588
Income taxes (refunded) paid, net	(766)	2,247
Supplemental disclosures of noncash investing and financing activities
Exchange of accounts receivable for acquisition of land	$400	$—

The accompanying notes are an integral part of the consolidated financial statements.

Continental Materials Corporation

Consolidated Balance Sheets As of December 28, 2013 and December 29, 2012

(Amounts in thousands except share data)

	December 28, 2013	December 29, 2012
ASSETS
Current assets
Cash and cash equivalents	$924	$1,734
Receivables less allowance of $365 and $469	22,600	19,761
Receivable for insured losses	156	185
Inventories	16,212	15,847
Prepaid expenses	1,357	1,329
Refundable income taxes	812	1,376
Deferred income taxes	1,173	1,291
Real estate held for resale — related party	—	650
Total current assets	43,234	42,173

Property, plant and equipment
Land and improvements	2,766	2,316
Buildings and improvements	20,793	20,494
Machinery and equipment	77,039	76,417
Mining properties	7,659	7,594
Less accumulated depreciation and depletion	(89,248)	(87,464)
	19,009	19,357

Other assets
Goodwill	7,229	7,229
Amortizable intangible assets, net	118	176
Prepaid royalties	1,859	1,746
Long-term note receivable — related party	—	352
Other	513	512
	$71,962	$71,545

LIABILITIES
Current liabilities
Current portion of long-term debt	$—	$500
Accounts payable	5,335	4,191
Accrued expenses
Compensation	2,227	1,721
Reserve for self-insured losses	2,061	2,595
Liability for unpaid claims covered by insurance	156	185
Profit sharing	746	757
Reclamation	271	230
Other	2,239	2,536
Total current liabilities	13,035	12,715

Revolving bank loan payable	1,000	—
Long-term debt	3,408	3,408
Deferred income taxes	360	803
Accrued reclamation	1,084	920
Other long-term liabilities	1,011	855
Commitments and contingencies (Note 6)

SHAREHOLDERS’ EQUITY
Common shares, $.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,815	1,815
Retained earnings	65,529	66,388
Treasury shares, at cost	(15,923)	(16,002)
	52,064	52,844
	$71,962	$71,545

The accompanying notes are an integral part of the consolidated financial statements.

Continental Materials Corporation

Consolidated Statements of Shareholders’ Equity

For Fiscal Years 2013 and 2012

(Amounts in thousands except share data)

	Common shares	Common shares amount	Capital in excess of par	Retained earnings	Treasury shares	Treasury shares cost
Balance at December 31, 2011	2,574,264	$643	$1,870	$62,999	951,986	$16,206
Net loss	—	—	—	3,389	—	—
Compensation of Board of Directors by issuance of treasury shares	—	—	(55)	—	(12,000)	(204)
Balance at December 29, 2012	2,574,264	643	1,815	66,388	939,986	16,002
Net loss	—	—	—	(859)	—	—
Compensation of Board of Directors by issuance of treasury shares	—	—	—	—	(12,000)	(204)
Purchase of treasury shares	—	—	—	—	8,111	125
Balance at December 28, 2013	2,574,264	$643	$1,815	$65,529	936,097	$15,923

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

In addition to the above reporting segments, an “Unallocated Corporate” classification is used to report the unallocated expenses of the corporate office which provides treasury, insurance and tax services as well as strategic business planning and general management services. Expenses related to the corporate information technology group are allocated to all locations, including the corporate office. An “Other” classification is used to report a real estate operation which ceased operations during 2013 and the expenses of Williams EcoLogix, Inc. (WEI). WEI is a wholly owned subsidiary of WFC which was set up in anticipation of distributing a product that was being developed by a third party. The expenses incurred were associated with the subsidiary’s sole employee and miscellaneous related expenses. Development of the product has ceased and the sole employee was terminated in February 2013.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include Continental Materials Corporation and all of its subsidiaries (the Company). Intercompany transactions and balances have been eliminated. All subsidiaries of the Company are wholly-owned.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Currently there are no significant prospective accounting pronouncements that are expected to have a material effect on the Company’s consolidated financial statements.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 28, 2013 and December 29, 2012 and the reported amounts of revenues and expenses during both of the two years in the period ended December 28, 2013. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly-liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value. The Company has reclassified bank overdrafts to Accounts Payable.

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

INVENTORIES

Inventories are valued at the lower of cost or market and are reviewed periodically for excess or obsolete stock with a provision recorded, where appropriate. Cost for inventory in the HVAC industry group is determined using the last-in, first-out (LIFO) method. These inventories represent approximately 74% at December 28, 2013 and 75% of total inventories at December 29, 2012. The cost of all other inventory is determined by the first-in, first-out (FIFO) or average cost methods. Some commodity prices such as copper, steel, cement and diesel fuel have experienced significant fluctuations in recent years. Cement and diesel fuel prices are principally relevant to the CACS segment while steel prices and copper prices are principally relevant to our two HVAC businesses. The general effect of using LIFO is that the higher steel and copper prices are not reflected in the inventory carrying value. Those higher current costs are principally reflected in the cost of sales. Cement and fuel are relevant to our construction materials business. The inventories of the businesses using either FIFO or an average costing method for valuing inventories turn over frequently and at any point in time the amount of cement or fuel inventory is not significant. Due to these circumstances, the commodity fluctuations have primarily affected the cost of sales with little effect on the valuation of inventory. Due to the nature of our products, obsolescence is not typically a significant exposure, however our HVAC businesses will from time to time contend with some slow-moving inventories or parts that are no longer used due to engineering changes. We believe that our inventory valuation reserves are not material. At December 28, 2013, inventory reserves were approximately 2.5% of the total FIFO inventory value. The recorded reserves are intended for such items.

REAL ESTATE HELD FOR RESALE AND RELATED NOTE RECEIVABLE — RELATED PARTY

The Company purchased the residence of and made a loan of $352,000 to an executive of one of the Company’s subsidiaries in connection with his relocation to head up WEI. The carrying value of the residence was written down by $73,000 during 2012 based upon an appraisal commissioned in December 2012. The residence, classified as real estate held for resale on the 2012 balance sheet was sold during 2013. The loan was fully reserved as of December 28, 2013.

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

OTHER ASSETS

As of December 28, 2013, the Company has recorded $7,229,000 of goodwill consisting of $6,229,000 related to the Concrete, Aggregates and Construction Supplies segment and $1,000,000 related to the Door segment. The Company annually assesses goodwill for potential impairment at the end of each year. In addition, the Company will reassess the recorded goodwill to determine if impairment has occurred if events arise or circumstances change in the relevant reporting segments or in their industries. No goodwill impairment was recognized for any of the periods presented.

Amortizable intangible assets consist of a restrictive land covenant and customer relationships related to the Company’s acquisition of the assets of a ready mix concrete business in 2006. The restrictive land covenant is being amortized on a straight-line basis over its estimated life of ten years. The customer relationships amount is being amortized over its estimated life of ten years using the sum-of-the-years digits method.

The Company is party to three aggregate property leases which require royalty payments. One of the leases calls for minimum annual royalty payments. Prepaid royalties relate to payments made for aggregate materials not yet extracted.

RETIREMENT PLANS

The Company and certain subsidiaries have various contributory profit sharing retirement plans for specific employees. The plans allow qualified employees to make tax deferred contributions pursuant to Internal Revenue Code Section 401(k). The Company may make annual contributions, at its discretion, based primarily on profitability. In addition, any individuals whose compensation is in excess of the amount eligible for the Company matching contribution to the 401(k) plan as established by Section 401 of the Internal Revenue Code, participate in an unfunded Supplemental Profit Sharing Plan. This plan accrues an amount equal to the difference between the amount the person would have received as Company contributions to his account under the 401(k) plan had there been no limitations and the amount the person will receive under the 401(k) plan giving effect to the limitations. Costs under the plans are charged to operations as incurred. As of December 28, 2013 and December 29, 2012, the unfunded liabilities related to the Supplemental Profit Sharing Plan were $1,096,000 and $872 000, respectively.

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

RECLAMATION

In connection with permits to mine properties in Colorado, the Company is obligated to reclaim the mined areas whether the property is owned or leased. The Company records a reserve for future reclamation work to be performed at its various aggregate operations based upon an estimate of the total expense that would be paid to a third party to reclaim the disturbed areas. Reclamation expense is determined during the interim periods using the units-of-production method. The adequacy of the recorded reserve is assessed quarterly. At each fiscal year-end, a more formal and complete analysis is performed and the expense and reserve is adjusted to reflect the estimated cost to reclaim the then disturbed and unreclaimed areas. The assessment of the reclamation liability may be done more frequently if events or circumstances arise that may indicate a change in estimated costs, recoverable material or period of mining activity. As part of the year-end analysis, the Company engages an independent specialist to assist in reevaluating the estimates of both the quantities of recoverable material and the cost of reclamation. Most of the reclamation on any mining property is generally performed soon after each section of the deposit is mined. The Company’s reserve for reclamation activities was $1,355,000 at December 28, 2013 and $1,150,000 at December 29, 2012. The Company classifies a portion of the reserve as a current liability, $271,000 at December 28, 2013 and $230,000 at December 29, 2012 based upon historical expenditures.

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

The Company is responsible for warranty related to the manufacture of its HVAC products. The Company does not perform installation services except for installation of electronic access and security systems in the Door segment, nor are maintenance or service contracts offered. Changes in the aggregated product warranty liability for the fiscal years 2013 and 2012 were as follows (amounts in thousands):

	2013	2012
Beginning balance	$127	$134
Warranty related expenditures	(259)	(215)
Warranty expense accrued	188	208
Ending balance	$56	$127

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

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. In many instances in the Concrete, Aggregates and Construction Supplies segment and in the Heating and Cooling segment (as it relates to the fan coil product line), the Company retains lien rights on the properties served until the receivable is collected. The Company writes off accounts when all efforts to collect the receivable have been exhausted. The Company maintains allowances for potential credit losses based upon the aging of accounts receivable and historical experience and such losses have been within management’s expectations. See Note 16 for a description of the Company’s customer base.

All long-lived assets are in the United States. No customer accounted for 10% or more of total sales of the Company in fiscal 2013 or 2012.

Substantially all of the Heating and Cooling Segment’s factory employees are covered by a collective bargaining agreement through the Carpenters Local 721 Union under a contract that expires on December 31, 2018.

IMPAIRMENT OF LONG-LIVED ASSETS

In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required. The Company has determined that there was no impairment of such long-lived assets in 2013.

FISCAL YEAR END

The Company’s fiscal year end is the Saturday nearest December 31. Fiscal 2013 and 2012 each consisted of 52 weeks.

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

The revenue and pretax loss from RMRM is reported as discontinued operation for the fiscal year ended December 29, 2012. There was and will be no further activity related to RMRM after that date. The activity for the fiscal year ended December 29, 2012 is summarized as follows (amounts in thousands):

	2013	2012
Revenue	$—	$—
Pretax Loss	—	(36)

3. INVENTORIES

Inventories consisted of the following (amounts in thousands):

	December 28, 2013	December 29, 2012
Finished goods	$6,958	$7,034
Work in process	985	1,167
Raw materials and supplies	8,269	7,646
	$16,212	$15,847

If inventories valued on the LIFO basis were valued at current costs, inventories would be higher by $6,328,000 and $6,290,000 at December 28, 2013 and December 29, 2012, respectively.

Reductions in inventory quantities during 2013 at two locations resulted in the liquidation of LIFO inventory layers carried at costs lower than the costs of current purchases. The effect was to decrease cost of sales by approximately $16,000 for the fiscal 2013 year. Reductions in inventory quantities during 2012 at one location resulted in the liquidation of LIFO inventory layers carried at costs lower than the costs of current purchases. The effect was to decrease the cost of sales by approximately $63,000 for the fiscal 2012 year.

4. GOODWILL AND AMORTIZABLE INTANGIBLE ASSETS

As of December 28, 2013 the Company has recorded $7,229,000 of goodwill consisting of $6,229,000 related to the CACS segment and $1,000,000 related to the Door segment. The Company annually assesses goodwill for potential impairment at the end of each year. For the CACS segment, the Company engages the services of an investment banking firm to assist management in determining the fair value of the reporting unit. For the Door segment, the Company prepares a discounted cash flow analysis to estimate the fair value of the reporting unit. In addition, if events occur or circumstances change in the relevant reporting segments or in their industries the Company will then reassess the recorded goodwill to determine if impairment has occurred. No goodwill impairment was recognized for any of the periods presented. The valuation of goodwill and other intangibles is considered a significant estimate. Continued or protracted economic conditions could negatively impact the value of the business which could trigger an impairment that would materially impact earnings.

There were no changes in recorded goodwill for either of the years ended December 28, 2013 or December 29, 2012.

Identifiable intangible assets consist of the following (amounts in thousands):

	December 28, 2013		December 29, 2012
	Gross		Gross
	carrying	Accumulated	carrying	Accumulated
	amount	amortization	amount	amortization
Amortized intangible assets:
Restrictive land covenant	$350	$262	$350	$228
Customer relationships	370	340	370	316
	$720	$602	$720	$544

Amortization expense of intangible assets was $59,000 for 2013 and $66,000 for 2012. The estimated amortization expense for the five subsequent fiscal years is as follows: 2014 - $52,000; 2015 - $45,000; 2016 - $21,000 and 2017 and 2018 - $0.

5. REVOLVING BANK LOAN AND LONG-TERM DEBT

Outstanding long-term debt at December 28, 2013 and December 29, 2012 (prior to the Second Amendment to Credit Agreement which was effective March 20, 2014), consisted of the following (amounts in thousands):

	December 28, 2013	December 29, 2012
Secured term loan	$3,408	$3,908
Less current portion	—	(500)
Total long-term debt	$3,408	$3,408

The Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) effective November 18, 2011. The Credit Agreement provided the Company with a revolving credit facility in the amount of $20,000,000 (“Revolving Commitment”) and funded a term loan in the original principal amount of $4,648,000. Borrowings under the Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles, certain real estate and the common stock of all of the Company’s subsidiaries. Borrowings under the Revolving Commitment are limited to 80% of eligible accounts receivable and 50% of eligible inventories. Borrowings under the Credit Agreement bear interest based on a London Interbank Offered Rate (LIBOR) or prime rate based option.

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

The Company entered into the First Amendment to Credit Agreement effective March 21, 2013 to reduce the revolving credit limit to $15,000,000 and to modify certain of the financial covenants, related definitions and test dates. The Company entered into a Second Amendment to Credit Agreement effective March 20, 2014 to, among other things, (i) increase the Revolving Commitment to $18,000,000 from $15,000,000, (ii) terminate the Term Loan Commitment upon the repayment in full of the outstanding principal balance (and accrued interest thereon), (iii) modify the Borrowing Base calculation to provide for borrowing availability in respect of new Capital Expenditures, (iv) decrease pricing on the Revolving Loans, and (v) extend the maturity date to May 1, 2016, in each case, on the terms and conditions set forth in the Second Amendment. The Credit Agreement as amended provides for the following:

•     The Revolving Commitment is $18,000,000.

•     Borrowings under the Revolving Commitment are limited to (a) 80% of eligible accounts receivable, (b) the lesser of 50% of eligible inventories and $8,500,000 plus (c) the lesser of 80% of new Capital Expenditures not to exceed $4,000,000 in the aggregate and $2,000,000 with respect to each of Fiscal Year 2014 and 2015.

•     The Minimum Fixed Charge Coverage Ratio is not permitted to be below 1.05 to 1.0 for the Computation Period ending June 28, 2014 increasing to 1.15 to 1.0 for the Computation Period ending September 27, 2014 and each Fiscal Quarter end thereafter.

•     The Company must not permit Earnings Before Interest, Taxes, Depreciation and Amortization (Minimum EBITDA) to be less than $2,500,000 for the fiscal year ended December 28, 2013 or permit the Minimum EBITDA to be less than $1,500,000 for the trailing twelve-month period ending March 29, 2014.

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

•      The maturity date of the credit facility is May 1, 2016.

•      Interest rate pricing for the revolving credit facility is currently LIBOR plus 3.25% or the prime rate plus 1%. Commencing July 1, 2014, interest rate pricing will be lowered to LIBOR plus 3.00% or the prime rate plus .75%. An additional reduction is possible in the event the Fixed Charge Coverage Ratio is equal to or exceeds 1.5 to 1.0 with respect to any Computation Period ending on or after December 31, 2014.

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

•      Balance Sheet Leverage Ratio is defined as the ratio of Total Debt to Tangible Net Worth.

Outstanding borrowings under the revolving credit facility as of December 28, 2013 were $1,000,000 which was also the highest balance outstanding during 2013. Average outstanding revolving credit during the year was $6,000. The weighted average interest rates on the outstanding revolving credit and term debt in 2013 and 2012, including the fee on the unused line of credit and other recurring bank charges but excluding finance charges for letters of credit was approximately 6.8% and 5.6%, respectively. At December 28, 2013, the Company had outstanding letters of credit totalling $5,415,000. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the available borrowing capacity exceeded the cash needs of the Company and this situation is expected to continue for the foreseeable future.

The Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement, will be sufficient to cover expected cash needs, including planned capital expenditures, for the next twelve months. The Company was in compliance with all debt covenants as of December 28, 2013 and expects to be in compliance with all debt covenants, as amended, throughout 2014.

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

7. SETTLEMENT OF INSURANCE CLAIM LITIGATION

On December 13, 2012 the Company and its subsidiary, Castle Concrete Company (“Castle”), reached a settlement of a lawsuit filed by the Company against its insurance provider in November 2010. The suit was related to a business interruption and property damage claim resulting from a landslide at its Pikeview Quarry in December 2008. The insurance company agreed to pay a gross amount of $13,100,000. The Company received $9,452,000 after paying $3,648,000 of contingent legal fees to its outside legal counsel. The Company had not previously recorded in its financial statements any receivable pertaining to this matter and thus the full $9,452,000 was reported as non-operating income in 2012. The Company estimates that the state and federal income taxes attributable to these settlement proceeds were approximately $3,165,000.

Castle obtained a new mining permit for the Pikeview Quarry from the Colorado Division of Reclamation, Mining and Safety (“DRMS”) during the latter part of April 2013 and resumed production during May 2013.

8. SHAREHOLDERS’ EQUITY

Four hundred thousand shares of preferred stock ($.50 par value) are authorized and unissued.

The Company purchased 8,111 shares of its common stock to become treasury stock during fiscal 2013. Under the 2010 Non-Employee Directors Stock Plan (the “Plan”) the Company reserved 150,000 treasury shares representing the maximum number of shares allowed to be granted to non-employee directors in lieu of the base director retainer fee. The Company issued a total of 12,000 shares to eight eligible board members effective February 11, 2013 as payment for the retainer fee for 2013. During 2012, the Company issued to the same eight eligible board members 12,000 shares effective January 6, 2012 as payment for the retainer fee for 2012.

9. EARNINGS PER SHARE

The Company does not have any common stock equivalents, warrants or other convertible securities outstanding therefore there are no differences between the calculation of basic and diluted EPS for the fiscal years 2013 or 2012.

10. RENTAL EXPENSE, LEASES AND COMMITMENTS

The Company leases certain of its facilities and equipment and is required to pay the related taxes, insurance and certain other expenses. Rental expense was $2,299,000 and $2,031,000 for 2013 and 2012, respectively.

Future minimum rental commitments under non-cancelable operating leases for 2014 and thereafter are as follows: 2014 — $1,595,000; 2015 — $1,388,000; 2016 — $1,262,000; 2017 — $1,084,000; 2018 — $836,000 and thereafter — $14,140,000. Included in these amounts is $354,000 per year and approximately $13,787,000 in the “thereafter” amount related to minimum royalty payments due on an aggregates property lease in conjunction with the Pueblo, Colorado operation.

11. RETIREMENT PLANS

As discussed in Note 1, the Company maintains defined contribution retirement benefit plans for eligible employees. Total plan expenses charged to continuing operations were $979,000 and $859,000 in 2013 and 2012, respectively.

12. CURRENT ECONOMIC CONDITIONS

Construction activity in along the Southern Front Range of Colorado continued to improve during 2013 although construction levels remain well below prior, more robust periods. Local economists believe the construction market along the Southern Front Range of Colorado will continue to improve during 2014. Pricing in the CACS segment has been and is expected to remain sharply competitive. Local cement suppliers have announced price increases and fuel prices are always an uncertainty. It is difficult to predict the timing and magnitude of any further recovery of the construction markets in Southern Colorado.

The markets for the products manufactured or fabricated by the Heating and Cooling segment, the Evaporative Cooling segment and the Door segment are expected to remain somewhat static although fan coil sales in the Heating and Cooling segment are expected to improve due to an anticipated more robust construction spending level in the lodging industry. As has historically been the case, sales of all segments, other than the Door segment, are somewhat weather sensitive.

13. INCOME TAXES

The provision (benefit) for income taxes for continuing operations is summarized as follows (amounts in thousands):

		2013	2012
Federal:	Current	$(277)	$786
	Deferred	(219)	737
State:	Current	75	7
	Deferred	(105)	187
		$(526)	$1,717

Note that the percentage effect of an item on the statutory tax rate in a given year will fluctuate based upon the magnitude of the pre-tax profit or loss in that year. The difference between the tax rate for continuing operations on income or loss for financial statement purposes and the federal statutory tax rate was as follows:

	2013	2012
Statutory tax rate	(34.0)%	34.0%
Percentage depletion	(5.9)	(1.5)
Non-deductible expenses	2.4	.7
Change in uncertain tax positions	—	(.4)
Valuation allowance for tax assets	3.9	(4.4)
State income taxes, net of federal benefit	(5.4)	4.2
Federal benefit of use of capital loss	(1.3)	—
Other	2.3	.9
	(38.0)%	33.5%

For financial statement purposes, deferred tax assets and liabilities are recorded at a blend of the current statutory federal and states’ tax rates — 37.96%. The principal temporary differences and their related deferred taxes are as follows (amounts in thousands):

	2013	2012
Reserves for self-insured losses	$503	$645
Accrued reclamation	514	437
Unfunded supplemental profit sharing plan liability	420	333
Asset valuation reserves	465	432
Future state tax credits	789	732
Net state operating loss carryforwards	196	170
State AMT carryforward	19	—
Approximate long-term capital loss carryforward	1,455	1,419
Other	805	764
Valuation allowance	(1,670)	(1,559)
Total deferred tax assets	3,496	3,373

Depreciation	918	1,080
Deferred development	532	605
Prepaid royalty	706	663
Other	528	537
Total deferred tax liabilities	2,684	2,885
Net deferred tax asset	$812	$488

At December 31, 2011, the Company established a valuation reserve of $304,000 related to the carry forward of charitable contributions deductions arising in 2011 and prior years due to the uncertainty that the Company would be able to utilize these deductions prior to the expiration of their carry forward periods. Due to the gain resulting from the settlement of the insurance claim litigation, the Company was able to utilize approximately $432,000 of the previously reserved pre-tax contributions in its 2012 tax provision. The Company continues to carry a valuation reserve against the remaining unused pre-tax charitable contributions of $566,000 ($215,000 tax effected) at December 28, 2013. The Company also established a valuation reserve related to the carry forward of the long-term capital loss related to the sale of the stock of RMRM due to the uncertainty that the Company will be able to generate offsetable long-term capital gains prior to the expiration of the carry forward period, December 31, 2014. At December 28, 2013 the reserve is approximately $1,455,000. For Federal purposes, Alternative Minimum Tax credits can be carried forward indefinitely. For State purposes, Net Operating Losses can be carried forward for periods ranging from 5 to 20 years for the states that the Company is required to file in. Of the $789,000 of recorded state tax credits, $760,000 relates to California Enterprise Zone hiring credits earned in prior years. These credits may be carried forward indefinitely.

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

As a result of the evaluation of the realizability of our deferred tax assets as of December 28, 2013, we concluded that it was more likely than not that all of our deferred tax assets would be realized to the extent not reserved for by a valuation allowance.

The Company accounts for uncertainty in income taxes recognized in its financial statements by applying GAAP’s recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The financial statement effects of a tax position are initially recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon effective settlement with a taxing authority. There was no gross amount of unrecognized tax benefits at December 28, 2013 compared to $40,000 at December 29, 2012. Of these totals, none of these amounts would affect the effective tax rates.

We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. Accrued interest of $6,000 and penalties of $0 were included in our total liability for unrecognized tax benefits as of both December 28, 2013 and December 29, 2012.

We file income tax returns in the United States Federal and various state jurisdictions. The Internal Revenue Service has completed examinations for periods through 2009. Federal tax years 2010 and on remain subject to examination. Various state income tax returns also remain subject to examination.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in thousands):

	2013	2012
Balance at Beginning of Year	$40	$51
Additions for tax positions related to the current year	—	40
Reductions for statute of limitations	—	—
Reductions for tax positions of prior years	(40)	(51)
Settlements	—	—
Balance at End of Year	$—	$40

14. RELATED PARTY TRANSACTIONS

A director of the Company is a partner in one of the law firms that was engaged with regard to the lawsuit filed by the Company against its insurance provider discussed in Note 7. The director’s firm was paid $50,000 during 2012 for services rendered related to the matter. In addition, the director’s firm received $1,824,000 during 2013 related to the contingent fee agreement.

15. UNAUDITED QUARTERLY FINANCIAL DATA

The following table and footnotes provide summarized unaudited fiscal quarterly financial data for 2013 and 2012 (amounts in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2013
Sales	$26,213	$32,857	$28,865	$33,606
Gross profit	4,593	6,868	5,100	3,895
Depreciation, depletion and amortization	815	844	669	700
Net (loss) income	(803)	187	(242)	(1)
Basic and Diluted (loss) income per share	(.49)	(.11)	(.15)	(.00)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2012
Sales	$24,396	$29,747	$29,166	$29,919
Gross profit	4,823	5,491	5,530	2,734
Depreciation, depletion and amortization	1,068	1,045	825	689
Net (loss) income:
Continuing operations	(1,053)	(502)	(191)	5,154
Discontinued operations	(—)	(9)	(—)	(10)
Net (loss) income	(1,053)	(511)	(191)	5,144
Basic and Diluted (loss) income per share
Continuing operations	(.64)	(.31)	(.11)	3.15
Discontinued operations	(—)	(.01)	(—)	(.01)
	(.64)	(.32)	(.11)	3.14

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

In addition to the above reporting segments, an “Unallocated Corporate” classification is used to report the unallocated expenses of the corporate office which provides treasury, insurance and tax services as well as strategic business planning and general management services. Expenses related to the corporate information technology group are allocated to all locations, including the corporate office. An “Other” classification is used to report a real estate operation which ceased operations during 2013 and the expenses of Williams EcoLogix, Inc. (WEI). WEI is a wholly owned subsidiary of WFC which was set up in anticipation of distributing a product that was being developed by a third party. The expenses incurred were associated with the subsidiary’s sole employee and miscellaneous related expenses. Development of the product has ceased and the sole employee was terminated in February 2013.

The following table presents information about reported segments for the fiscal years 2013 and 2012 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

	Construction Products Industry			HVAC Industry
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC	Unallocated Corporate (a)	Other (b)	Total
2013
Revenues from external customers	$42,922	$15,821	$58,743	$36,652	$26,104	$62,756	$13	$29	$121,541
Depreciation, depletion and amortization	2,093	126	2,219	413	341	754	55	—	3,028
Operating (loss) income	(3,782)	1,243	(2,539)	2,938	2,070	5,008	(2,975)	(583)	(1,089)
Segment assets	26,471	6,837	33,308	18,748	12,118	30,866	7,654	134	71,962
Capital expenditures	1,356	57	1,413	718	548	1,266	7	—	2,686

	Construction Products Industry			HVAC Industry
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC	Unallocated Corporate (a)	Other (b)	Total
2012
Revenues from external customers	$40,231	$12,690	$52,921	$34,215	$25,734	$59,949	$14	$344	$113,228
Depreciation, depletion and amortization	2,736	138	2,874	369	326	695	58	—	3,627
Operating (loss) income	(4,991)	527	(4,464)	1,736	2,129	3,865	(2,803)	(322)	(3,724)
Segment assets	31,629	5,767	37,396	17,054	12,250	29,304	3,840	1,006	71,546
Capital expenditures	921	28	949	417	458	875	9	—	1,833

(a)         Includes unallocated corporate office expenses and assets which consist primarily of cash and cash equivalents, prepaid expenses, property, plant and equipment.

(b)         Includes a real estate operation and WEI discussed in Note 1.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last annual report.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders

Continental Materials Corporation

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Continental Materials Corporation as of December 28, 2013 and December 29, 2012, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years then ended.  Our audit also included the years 2013 and 2012 information on the financial statement schedule listed in the Index at Part IV, Item 15(a)2.  The Company’s management is responsible for these consolidated financial statements and financial statement schedule.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits of the basic consolidated financial statements.  The financial statement schedule is presented for purposes of complying with the Securities and Exchange Commission’s rules and regulations and are not a required part of the consolidated financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Continental Materials Corporation as of December 28, 2013 and December 29, 2012, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  BKD, LLP

Indianapolis, Indiana

March 28, 2014

Item 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.                                        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) as of December 28, 2013. The Chief Executive Officer and Chief Financial Officer, based on that evaluation, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

Management’s Annual Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15f under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework (1992). Based on this assessment, management concluded that, as of December 28, 2013, the Company’s internal control over financial reporting is effective. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.

As of December 28, 2013, the Company was not an “accelerated filer” as defined in Rule 12b-2 under the Exchange Act. Accordingly, pursuant to SEC rules and regulations, the Company is not required to include, and this Annual Report on Form 10-K does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We are required to annually reassess our status as a “smaller reporting company” as of the end of our fiscal year to determine whether we will be required to provide Management’s Annual Report on Internal Control Over Financial Reporting and the associated report of our independent registered public accounting firm in our Annual Report.

Changes in Internal Control Over Financial Reporting

As noted above, the Company continually reassesses its internal control over financial reporting and makes changes as deemed prudent. No material weaknesses were identified in the review, therefore no changes in the Company’s internal controls over financial reporting occurred during the quarter ended December 28, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.                                        OTHER INFORMATION

The Company does not have any information, not already reported, that is required to be reported on Form 8-K during the fourth quarter of the year covered by this Form 10-K.

PART III

Items 10 through 14 of Part III have been omitted from this Annual Report because the registrant expects to file, not later than 120 days following the close of its fiscal year ended December 28, 2013, its definitive 2014 proxy statement. The information required by Items 10 through 14 of Part III will be included in that proxy statement and such information is hereby incorporated by reference.

PART IV

Item 15.             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1                    The following financial statements are included in Item 8 of Part II:

                            Consolidated statements of operations for fiscal years 2013 and 2012

                            Consolidated statements of cash flows for fiscal years ended 2013 and 2012

                            Consolidated balance sheets as of December 28, 2013 and December 29, 2012

                            Consolidated statements of shareholders’ equity for fiscal years 2013 and 2012

(a) 2                    The following is a list of financial statement schedules filed as part of this Annual Report:

Schedule II Valuation and Qualifying Accounts & Reserves For the Fiscal Years 2013 and 2012

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

Exhibit 10

Amended and Restated Credit Agreement dated November 18, 2011 among Continental Materials Corporation, as the Company (borrower), The Various Financial Institutions Party Hereto, as Lenders, and The PrivateBank and Trust Company, as Administrative Agent and Arranger, filed as Exhibit 10 to Form 10-Q for the quarter ended October 1, 2011, incorporated herein by reference; First Amendment thereto dated March 21, 2013 filed as Exhibit 10 to Form 10-K for the fiscal year ended December 29, 2012; Second Amendment thereto dated March 20, 2014 filed as Exhibit 10 to this Form 10-K for the fiscal year ended December 28, 2013.

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

Exhibit 101

The following financial information from the Company’s Annual Report for the fiscal year ended December 28, 2013 filed with the SEC on March 28, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations for the fiscal years 2013 and 2012, (ii) the Consolidated Statements of Cash Flows for the fiscal years 2013 and 2012, (iii) the Consolidated Balance Sheets as of December 28, 2013 and December 29, 2012, (iv) the Consolidated Statements of Shareholders’ Equity for fiscal years 2013 and 2012, and (v) Notes to Consolidated Financial Statements.**

* • Compensatory plan or arrangement

** • Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION
Registrant

By:	/S/Joseph J. Sum
Joseph J. Sum, Vice President and Chief Financial Officer

Date:  March 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY(IES)	DATE

/S/ James G. Gidwitz	Chief Executive Officer and a Director
James G. Gidwitz	(Principal Executive Officer)	March 28, 2014

/S/ Joseph J. Sum	Vice President, Chief Financial Officer
Joseph J. Sum	(Principal Financial Officer)	March 28, 2014

/S/ Mark S. Nichter	Secretary and Controller
Mark S. Nichter	(Principal Accounting Officer)	March 28, 2014

/S/ William D. Andrews
William D. Andrews	Director	March 28, 2014

/S/ Thomas H. Carmody
Thomas H. Carmody	Director	March 28, 2014

/S/ Betsy R. Gidwitz
Betsy R. Gidwitz	Director	March 28, 2014

/S/ Ralph W. Gidwitz
Ralph W. Gidwitz	Director	March 28, 2014

/S/ Ronald J. Gidwitz
Ronald J. Gidwitz	Director	March 28, 2014

/S/ Theodore R. Tetzlaff
Theodore R. Tetzlaff	Director	March 28, 2014

/S/ Peter E. Thieriot
Peter E. Thieriot	Director	March 28, 2014

/S/ Darrell M. Trent
Darrell M. Trent	Director	March 28, 2014

CONTINENTAL MATERIALS CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (c) (e)

for the fiscal years 2013 and 2012

COLUMN A	COLUMN B	COLUMN C(1)	COLUMN D		COLUMN E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions - Describe		Balance at End of Period

Year 2013
Allowance for doubtful accounts (c)	$469,000	$3,000	$107,000	(a)	$365,000
Inventory valuation reserve (c)	$435,000	$140,000	$143,000	(b)	$432,000
Reserve for self-insured losses	$2,595,000	$3,348,000	$3,882,000	(d)	$2,061,000

Year 2012
Allowance for doubtful accounts (c)	$500,000	$164,000	$195,000	(a)	$469,000
Inventory valuation reserve (c)	$328,000	$206	$99,000	(b)	$435,000
Reserve for self-insured losses	$2,676,000	$4,124,000	$4,205,000	(d)	$2,595,000

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