Form 10-Q
period 2014-03-29
CONTINENTAL MATERIALS CORP
filed 2014-05-13
CIK 24104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

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

Common Stock, $0.25 par value, shares outstanding at May 7, 2014: 1,650,167

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 29, 2014 AND DECEMBER 28, 2013

(000’s omitted except share data)

	MARCH 29,
	2014	DECEMBER 28,
	(Unaudited)	2013
ASSETS
Current assets:
Cash and cash equivalents	$806	$924
Receivables, net	20,080	22,600
Receivable for insured losses	216	156
Inventories:
Finished goods	9,320	6,958
Work in process	1,203	985
Raw materials and supplies	8,869	8,269
Prepaid expenses	1,272	1,357
Refundable income taxes	1,185	812
Deferred income taxes	1,173	1,173

Total current assets	44,124	43,234

Property, plant and equipment, net	19,092	19,009

Goodwill	7,229	7,229
Amortizable intangible assets, net	105	118
Prepaid royalties	1,830	1,859
Other assets	513	513

	$72,893	$71,962
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$12,270	$12,879
Liability for unpaid claims covered by insurance	216	156
Total current liabilities	12,486	13,035

Revolving bank loan payable	6,693	1,000
Long-term debt	—	3,408
Deferred income taxes	361	360
Other long-term liabilities	2,254	2,095
SHAREHOLDERS’ EQUITY
Common shares, $0.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,827	1,815
Retained earnings	64,348	65,529
Treasury shares, 927,986 and 936,097 at cost	(15,719)	(15,923)
	51,099	52,064

	$72,893	$71,962

See notes to condensed consolidated financial statements.

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE THREE MONTHS ENDED MARCH 29, 2014 AND MARCH 30, 2013

(Unaudited)

(000’s omitted except per-share amounts)

	MARCH 29, 2014	MARCH 30, 2013

Net sales	$26,824	$26,213

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	22,725	21,620
Depreciation, depletion and amortization	738	815
Selling and administrative	5,046	4,863
Williams EcoLogix project expenses	—	48
	28,509	27,346

Operating loss	(1,685)	(1,133)

Interest expense, net	(99)	(87)
Other (loss) income, net	(5)	13

Loss before income taxes	(1,789)	(1,207)

Benefit from income taxes	608	404

Net loss	(1,181)	(803)

Retained earnings, beginning of period	65,529	66,388

Retained earnings, end of period	$64,348	$65,585

Basic and diluted loss per share	(.72)	(.49)

Average shares outstanding	1,645	1,641

See notes to condensed consolidated financial statements.

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 29, 2014 AND MARCH 30, 2013

(Unaudited)

(000’s omitted)

	MARCH 29, 2014	MARCH 30, 2013

Net cash used in operating activities	$(1,596)	$(448)

Investing activities:
Capital expenditures	(807)	(419)
Net cash used in investing activities	(807)	(419)

Financing activities:
Borrowing against the revolving bank loan, net	5,693	—
Repayment of long term debt	(3,408)	(125)
Net cash provided by (used in) financing activities	2,285	(125)

Net decrease in cash and cash equivalents	(118)	(992)

Cash and cash equivalents:
Beginning of period	924	1,734

End of period	$806	$742

Supplemental disclosures of cash flow items:
Cash paid (received) during the three months for:
Interest, net	$97	$111
Income taxes, net	(235)	—

See notes to condensed consolidated financial statements.

CONTINENTAL MATERIALS CORPORATION

SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

NOTES TO THE QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 29, 2014

(Unaudited)

1.              Basis of Presentation:

The unaudited interim condensed consolidated financial statements included herein are prepared pursuant to the Securities and Exchange Commission (the “Commission”) rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual consolidated financial statements have been omitted. The condensed consolidated balance sheet of Continental Materials Corporation (the “Company”) as of December 28, 2013 has been derived from the audited consolidated balance sheet of the Company as of that date. The interim condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K. In the opinion of management, the condensed consolidated financial statements include all adjustments (none of which were other than normal recurring adjustments) necessary for a fair statement of the results for the interim periods. Certain reclassifications have been made to the 2013 Consolidated Financial Statements to conform to the 2014 presentation. The reclassifications had no effect on the consolidated results of operations, the net decrease in cash or the total assets, liabilities or shareholders’ equity of the Company.

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

The Company has established a valuation reserve related to the carry-forward of all charitable contributions deductions arising from prior years and the portion of contributions in 2014 that the Company believes it will be unable to utilize prior to the expiration of their carry-forward periods. The Company also established a valuation reserve related to the carry forward of the long-term capital loss related to the sale of the stock of Rocky Mountain Ready Mix Concrete, Inc. due to the uncertainty that the Company will be able to generate offsetable long-term capital gains prior to the expiration of the carry forward period, December 31, 2014. For federal tax purposes, net operating losses can be carried forward for a period of 20 years while alternative minimum tax credits can be carried forward indefinitely. For state tax purposes, net operating losses can be carried forward for periods ranging from 5 to 20 years for the states that the Company is required to file in. California Enterprise Zone credits can be carried forward indefinitely while Colorado credits can be carried forward for 7 years.

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

Revolving Bank Loan Payable: Fair value is estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities and determined through the use of a discounted cash flow model. The carrying amount of the Revolving Bank Loan Payable represents a reasonable estimate of the corresponding fair value as the Company’s debt is held at variable interest rates and was valued as Level 2.

4.              There are currently no significant prospective accounting pronouncements that are expected to have a material effect on the Company’s consolidated financial statements.

5.              Operating results for the first three months of 2014 are not necessarily indicative of performance for the entire year due to the seasonality of most of the Company’s products. Historically, sales of the Evaporative Cooling segment are higher in the first and second quarters, sales of the Concrete, Aggregates and Construction Supplies (CACS) segment are higher in the second and third quarters and sales of the Heating and Cooling segment are higher in the third and fourth quarters. The sales of the Door segment are more evenly spread throughout the year.

6.              There is no difference in the calculation of basic and diluted earnings per share (EPS) for the three months ended March 29, 2014 and March 30, 2013 as the Company does not have any dilutive instruments.

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

The following table presents information about reported segments for the three months ended March 29, 2014 and March 30, 2013 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

	Construction Products			HVAC Products
	Concrete,
Quarter ended March 29, 2014	Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Other	Total

Revenues from external customers	$10,318	$3,896	$14,214	$6,924	$5,683	$12,607	$3	$—	$26,824
Depreciation, depletion and amortization	456	36	492	129	105	234	12	—	738
Operating (loss) income	(1,583)	395	(1,188)	(30)	263	233	(730)	—	(1,685)
Segment assets	31,980	6,469	38,449	15,253	16,571	31,824	2,487	133	72,893
Capital expenditures	623	34	657	56	94	150	—	—	807

	Construction Products			HVAC Products
	Concrete,
Quarter ended March 30, 2013	Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Other	Total

Revenues from external customers	$7,817	$3,725	$11,542	$9,559	$5,081	$14,640	$2	$29	$26,213
Depreciation, depletion and amortization	578	31	609	103	90	193	13	—	815
Operating (loss) income	(1,948)	116	(1,832)	1,295	240	1,535	(710)	(126)	(1,133)
Segment assets (a)	26,471	6,837	33,308	18,748	12,118	30,866	7,654	134	71,962
Capital expenditures (b)	96	36	132	66	206	272	15	—	419

(a)       Segment assets are as of December 28, 2013.

(b)       Capital expenditures are presented on the accrual basis of accounting.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last annual report.

8.             Identifiable amortizable intangible assets as of March 29, 2014 include a restrictive land covenant and customer relationships. Collectively, these assets were carried at $105,000, net of $615,000 accumulated amortization. The pre-tax amortization expense for intangible assets during the quarter ended March 29, 2014 was $13,000 compared to $15,000 for the quarter ended March 30, 2013.

Based upon the intangible assets recorded on the balance sheet at March 29, 2014, amortization expense for the next five years is estimated to be as follows: 2014 — $52,000; 2015 — $45,000; 2016 — $21,000.

9.              The Company issued a total of 12,000 shares to the eight eligible board members effective February 12, 2014 as full payment for their 2014 retainer fee. The Company issued a total of 12,000 shares to the eight eligible board members effective February 11, 2013 as full payment for their 2013 retainer fee. All shares were issued under the 2010 Non-Employee Directors Stock Plan.

10.       The Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) effective November 18, 2011. The Credit Agreement provided the Company with a revolving credit facility in the amount of $20,000,000 (“Revolving Commitment”) and funded a term loan in the original principal amount of $4,648,000. Borrowings under the Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles, certain real estate and the common stock of all of the Company’s subsidiaries. Borrowings under the Revolving Commitment are limited to 80% of eligible accounts receivable and 50% of eligible inventories. Borrowings under the Credit Agreement bear interest based on a London Interbank Offered Rate (LIBOR) or prime rate based option.

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

Definitions under the Credit Agreement as amended are as follows:

•      Minimum Tangible Net Worth is defined as net worth plus subordinated debt, minus intangible assets (goodwill, intellectual property, prepaid expenses, deposits and deferred charges), minus all obligations owed to the Company or any of its subsidiaries by any affiliate or any of its subsidiaries and minus all loans owed by its officers, stockholders, subsidiaries or employees.

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

•      Balance Sheet Leverage Ratio is defined as the ratio of Total Debt to Tangible Net Worth.

As noted above, the Second Amendment to the Credit Agreement called for the payoff of the then outstanding balance of the term loan with borrowings against the new revolving line of credit. Outstanding funded debt (term debt and revolving credit) was $6,693,000 as of March 29, 2014 compared to $3,783,000 at March 30, 2013. The highest balance outstanding during the first quarter of 2014 and 2013 was $6,693,000 and $3,783,000, respectively. Average outstanding funded debt was $4,420,000 and $3,783,000 for the first quarters of 2014 and 2013, respectively. The weighted average interest rates on outstanding funded debt for the first quarter of 2014, including the fee on the unused line of credit and other recurring bank charges but excluding finance charges for letters of credit, was approximately 5.2% compared to 7.9% for the first quarter of 2013. At March 29, 2014, the Company had outstanding letters of credit totaling $5,415,000. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the available borrowing capacity exceeded the cash needs of the Company and this situation is expected to continue for the foreseeable future.

The Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement, will be sufficient to cover expected cash needs, including planned capital expenditures, for the next twelve months. The Company was in compliance with all debt covenants as of March 29, 2014. Current projections indicate that the Company may not attain the Minimum Fixed Charge Coverage Ratio of 1.05 to 1.0 for the Computation Period ending June 28, 2014. The Company expects to meet or exceed the Minimum fixed Charge Coverage Ratio of 1.15 to 1.00 for all succeeding Computation Periods. The Company believes that, if necessary, it will be able to obtain a waiver from its current lender with regard to the Minimum Fixed Charge Coverage Ratio for the Computation Period ending June 28, 2014 or otherwise reach an alternative satisfactory financing arrangement.

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

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help investors understand the Company’s results of operations, financial condition and current business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report and the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

Company Overview

For an overview of the Company’s operations and operating structure, see Note 7 to the condensed consolidated financial statements contained in this Quarterly Report.

Liquidity and Capital Resources

Various factors affect the sales of the Company’s products which in turn, can impact the Company’s liquidity and capital resources. Historically, the Company has experienced operating losses during the first quarter except when construction activity is strong along the Southern Front Range of Colorado and the weather is mild. Operating results typically improve in the second and third quarters reflecting more favorable weather conditions in Colorado and the seasonal sales of the Evaporative Cooling segment. Fourth quarter results can vary based on weather conditions in Colorado as well as in the principal markets for the Company’s heating equipment. Notwithstanding weather conditions, however, the Company expects construction activity along the Southern Front Range to continue to improve but not fully recover to pre-2009 levels.

The Company typically experiences operating cash flow deficits during the first half of the year reflecting operating results, the use of sales dating programs (extended payment terms) related to the Evaporative Cooling segment and payments of the prior year’s accrued incentive bonuses and Company profit-sharing contributions, if any. As a result, the Company’s borrowings against its revolving credit facility tend to peak during the second quarter and then decline over the remainder of the year. This trend is likely to continue.

As expected, the Company’s cash flow from operations during the first quarter was negative due to the factors noted above. Operations for the first three months of 2014 used $1,596,000 of cash compared to $448,000 of cash used during the first three months of 2013. The increased use of cash was primarily the result of the net loss and changes in working capital items, most notably an increase inventories partially offset by a reduction in receivables in the first quarter of 2014.

With regard to investing activities, capital expenditures continue to be curtailed wherever possible. However, the purchase of equipment related to the reopening of the Pikeview Quarry resulted in $807,000 being spent during the first quarter of 2014 compared to $419,000 spent during the first quarter of 2013.

Financing activities during the first quarter of 2014 provided $2,285,000 of cash compared to a use of $125,000 during the comparable 2013 quarter. Net borrowings against the Credit Agreement provided $2,285,000 which was used to finance the use of cash by operations and the capital expenditures during the first quarter of 2014. The $125,000 of cash used in the first quarter of 2013 represented the scheduled term debt repayment. See also the discussion of the Revolving Credit and Term Loan Agreement below.

Revolving Credit and Term Loan Agreement

As discussed in Note 10 to the condensed consolidated financial statements contained in this Quarterly Report, the Company amended its Credit Agreement effective March 20, 2014 such that the Company now has a Revolving Commitment of $18,000,000 and no term debt. Borrowings under the Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles, certain real estate and the common stock of all of the Company’s subsidiaries. Borrowings under the Credit Agreement are limited to 80% of eligible accounts receivable and 50% of eligible inventories. Borrowings under the Credit Agreement bear interest based on a LIBOR or prime rate based option.

The Credit Agreement either limits or requires prior approval by the lender of additional borrowings, acquisition of stock of other companies, purchase of treasury shares and payment of cash dividends. Payment of accrued interest is due monthly or at the end of the applicable LIBOR period. The Credit Agreement has a maturity date of May 1, 2016.

The Company had borrowings against the revolving credit facility of $6,693,000 at March 29, 2014. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the entire revolving credit facility was available to the Company.

The Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement, will be sufficient to cover expected cash needs, including planned capital expenditures, for the next twelve months. The Company was in compliance with all debt covenants as of March 29, 2014. Current projections indicate that the Company may not attain the Minimum Fixed Charge Coverage Ratio of 1.05 to 1.0 for the Computation Period ending June 28, 2014. The Company expects to meet or exceed the Minimum fixed Charge Coverage Ratio of 1.15 to 1.00 for all succeeding Computation Periods. The Company believes that, if necessary, it will be able to obtain a waiver from its current lender with regard to the Minimum Fixed Charge Coverage Ratio for the Computation Period ending June 28, 2014 or otherwise reach an alternative satisfactory financing arrangement.

Results of Operations — Comparison of Quarter Ended March 29, 2014 to Quarter Ended March 30, 2013

(In the ensuing discussions of the results of operations the Company defines the term gross profit as the amount determined by deducting cost of sales before depreciation, depletion and amortization from sales. The gross profit ratio is gross profit divided by sales.)

Consolidated sales in the first quarter of 2014 were $26,824,000, an increase of $611,000 or 2.3% compared to the first three months of 2013. Sales in the Concrete, Aggregates and Construction Supply (“CACS”) segment increased $2,501,000 (32.0%) reflecting continuing improvement in the construction markets along the Southern Front Range of Colorado, particularly in Colorado Springs. Sales in the Company’s Door and Evaporative Cooling segment were moderately higher in the first quarter of 2014 compared to the first quarter of 2013. Sales in the Heating and Cooling segment fell by $2,635,000 (27.6%) compared to the first three months of 2013. The Company believes that colder temperatures in the first quarter of 2013 throughout California, a principal wall furnace market, drove wall furnace shipments to higher than normal levels in the year ago period.

The consolidated gross profit ratio in the first quarter of 2014 was 15.3% compared to 17.5% in the first three months of 2013. The principal reason for the lower gross profit ratio is attributable to a 5.4 point drop in the gross profit ratio in the Heating and Cooling segment. The principal contributor to the lower gross profit ratio in the Heating and Cooling segment was a reduced production level in response to the lower sales. The gross profit ratio in the Company’s other three segments were higher than or about the same as the first quarter of 2013.

Consolidated selling and administrative expenses (including the WEI project expenses) in the first quarter of 2014 were only $135,000 (2.7%) higher compared to the year-ago period. As a percentage of consolidated sales, all selling and administrative expenses were 18.8% in the first quarter of 2014 compared to 18.7% in the same period of the prior year.

Consolidated depreciation, depletion and amortization charges in the first quarter of 2014 were $77,000 less than in the first three months of 2013. This reduction reflects the reduced level of capital spending in the past three years especially in the CACS segment.

The consolidated operating loss in the first quarter of 2014 was $1,685,000 compared to an operating loss of $1,133,000 in the first three months of the prior year. The increased operating loss is due to the lower sales and profits from the Heating and Cooling segment.

Consolidated net interest expense was $12,000 higher in the first quarter of 2014 compared to the first quarter of 2013. Net interest expense includes interest on outstanding funded debt (term debt and the outstanding revolving credit balance), finance charges on outstanding letters of credit, the fee on the unused revolving credit line and other recurring fees charged by the lending bank. The weighted average interest rate on outstanding funded debt in the first quarter of 2014, including the fee on the unused line of credit and other recurring bank charges but excluding finance charges on letters of credit, was approximately 5.2% compared to 7.9% in the first quarter of 2013. In March 2014 the Company amended the credit agreement with its lending bank whereby the revolving line of credit was increased to a maximum of $18,000,000 from $15,000,000. At the same time the outstanding principal on the outstanding term loan, $3,283,000, was paid in full by borrowings against the new revolving line of credit. Average outstanding funded debt was $4,420,000 and $3,783,000 in the first quarter of 2014 and 2013, respectively. The maximum outstanding funded debt was $6,693,000 and $3,783,000 in the first quarter of 2014 and 2013, respectively.

The Company’s effective income tax rate reflects federal and state statutory income tax rates adjusted for non-deductible expenses, tax credits and other tax items. The estimated effective income tax rate related to the loss from continuing operations in the first quarter of 2014 was 34.0% compared to 33.5% for the first quarter of 2013.

The Company operates four businesses in two industry groups. The businesses are seasonal, weather sensitive and subject to cyclical factors. The following addresses various aspects of operating performance focusing on the reportable segments within each of the two industry groups.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products industry group for the quarters ended March 29, 2014 and March 30, 2013 (dollar amounts in thousands):

	Concrete, Aggregates and Construction Supplies	Doors
Quarter ended March 29, 2014
Revenues from external customers	$10,318	$3,896
Gross profit	(136)	991
Gross profit as a percent of sales	(1.3)%	25.4%
Segment operating (loss) income	(1,583)	395
Operating (loss) income as a percent of sales	(15.3)%	10.1%
Segment assets as of March 29, 2014	$31,980	$6,469
Return on assets	(4.9)%	6.1%

Quarter ended March 30, 2013
Revenues from external customers	$7,817	$3,725
Gross profit	(448)	711
Gross profit as a percent of sales	(5.7)%	19.1%
Segment operating (loss) income	(1,948)	116
Operating (loss) income as a percent of sales	(24.9)%	3.1%
Segment assets as of March 30, 2013	$30,737	$6,729
Return on assets	(6.3)%	1.7%

Concrete, Aggregates and Construction Supplies Segment

The product offerings of the CACS segment consist of ready mix concrete, aggregates and construction supplies. Ready mix concrete and aggregates are produced at multiple locations in or near Colorado Springs and Pueblo, Colorado. Construction supplies encompass numerous products purchased from third party suppliers and sold to the construction trades, particularly concrete sub-contractors. In the first quarter of 2014 concrete, aggregates and construction supplies accounted for approximately 63%, 28% and 9% of sales of the CACS segment, respectively, including aggregates consumed internally in the production of concrete. In the first three months of 2013, the sales mix was substantially the same. Sales including aggregates consumed internally increased by $2,788,000 (30.6%). Sales to third parties increased $2,501,000 (32.0%). The higher sales reflect a continuing but moderate improvement in the Colorado Springs construction market. Ready mix concrete sales, excluding flow fill material, increased by $1,583,000 (27.3%) in 2014. Concrete volume increased by 17.0%. Average concrete prices, excluding flow fill material, increased by 13.1% compared to 2013. The 13.1% increase in the average selling price reflects a combination of increased selling prices and changes in product mix. While concrete prices have increased, the market remains sharply competitive especially on large construction projects. Cement costs per yard increased by 7.5% in the first quarter of 2014 compared to the same period in 2013. Cement is the highest cost raw material used in the production of ready mix concrete. The per yard cost of all other concrete material inputs increased by 13.7% due to a combination of higher prices and a change in product mix. Delivery cost per yard increased by 6.5% compared to the first quarter of 2013. The gross profit ratio from concrete was virtually unchanged compared to the first quarter of 2013.

Sand, crushed limestone and gravel (“aggregates”) are produced and sold from various deposits in and around Colorado Springs and Pueblo, Colorado. In the both the first quarter of 2014 and 2013 aggregates were produced from four separate locations; two in or near Colorado Springs and two in or near Pueblo. Sales volume (tons) of construction aggregates, including those used internally in the production of ready mix concrete, increased by 8.0% in 2014. Average selling prices, excluding delivery charges increased by approximately 18.5%. This increase in average aggregate selling price was substantially influenced by the impact of the Pikeview Quarry which was in operation for the entire first quarter of 2014 while it was shutdown, due to an earlier landslide, during the entire first quarter of 2013. The limestone material from the Pikeview Quarry carries a higher price compared to the average prices of sand or gravel. Sales of aggregates, including internal consumption and delivery charges, increased by $896,000 or approximately 37.3%. Overall production volume in the first quarter of 2014 from the aggregate operations was double the production volume of the first quarter of 2013. The resumption of production at the Pikeview Quarry and harsher weather conditions in the first quarter of 2013 were the principal reasons for the higher production levels in 2014. At the gravel operation located on the east side of Pueblo we continue to encounter a high ratio of sand to rock. Most of the sand, except for that used in the production of ready mix concrete is not readily saleable in the current market. The low yield has an adverse impact on unit costs and gross profits at the Pueblo aggregate operation. In addition, overall demand for construction aggregates in the Pueblo area is below year ago levels as Pueblo has not experienced much of a recovery in building activity since the 2009 recession. The Company’s Colorado Springs’ sand operation also produces industrial sand used in well fracking, the production of stucco and other purposes. As a percentage of total tons of aggregates sold in the first quarter of 2014 and 2013, industrial sand sales were only approximately 1.1%.  The loss (negative gross profit) from all aggregate operations in the first quarter of 2014 was $331,000 but this does represent an improvement compared to the loss of $564,000 in the first three months of 2013. Better results at all of the other aggregate operations more than offset an increased loss from the Pueblo gravel operation.

Sales of construction supplies increased by $160,000 (17.7%). The gross profit ratio increased to 7.4% in the first quarter of 2014 from 3.4% in 2013.

Depreciation and amortization charges were $92,000 less in 2014 reflecting a lower level of capital spending over the last four years.

Selling and administrative expenses were $69,000 (7.5%) higher in the first three months of 2014 compared to the same period in 2013. However, these expenses were 9.6% of sales in the first quarter of 2014 compared to 11.8% in the first quarter of the prior year.

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

Door sales in the first quarter of 2014 were 4.6% higher than in the first quarter of the previous year. The increase in sales was a combination of increased prices and volume. Bid prices are still competitive but were generally higher on jobs serviced in the first quarter of 2014 compared to the first quarter of 2013 when some of those revenues were for jobs that were very aggressively bid.   The gross profit ratio in the first quarter of 2014 was 25.4%, up from 19.1% in 2013. The improvement in the gross profit ratio reflects a somewhat higher pricing level on recently bid work. Also in 2014, a larger proportion of the revenues was related to electronic access and security systems which typically command a higher gross profit ratio. Finally, the gross profit ratio in the first quarter of 2013 was significantly below the historical experience of this business.

Sales and administrative expenses were substantially the same in the first quarter of 2014 compared to the first quarter of 2013.

The Door segment sales backlog at the end of the first quarter of 2014 was $4,849,000 compared to $5,865,000 a year ago.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products industry group for the quarters ended March 29, 2014 and March 30, 2013 (dollar amounts in thousands):

	Heating and Cooling	Evaporative Cooling
Quarter ended March 29, 2014
Revenues from external customers	$6,924	$5,683
Gross profit	1,964	1,277
Gross profit as a percent of sales	28.4%	22.5%
Segment operating (loss) income	(30)	263
Operating (loss) income as a percent of sales	(.4)%	4.6%
Segment assets as of March 29, 2014	$15,253	$16,571
Return on assets	(.2)%	1.6%

Quarter ended March 30, 2013
Revenues from external customers	$9,559	$5,081
Gross profit	3,229	1,162
Gross profit as a percent of sales	33.8%	22.9%
Segment operating income	1,295	240
Operating income as a percent of sales	13.5%	4.7%
Segment assets as of March 30, 2013	$14,469	$15,677
Return on assets	9.0%	1.5%

Heating and Cooling Segment

In the first quarter of 2014, approximately 75% of sales in the Heating and Cooling segment consisted of wall furnaces and heaters. Fan coils accounted for 24% of the segment’s sales and other products made up the remaining 1%. In the first three months of 2013, these shares of total segment sales were 81%, 16% and 3%, respectively. Overall sales in the Heating and Cooling segment in the first quarter of 2014 were $2,635,000 (27.6%) lower compared to the same period in 2013. Unit shipments of furnaces and heaters were 40.6% lower in the first quarter of 2014 compared to 2013. The Company believes colder temperatures in the first quarter of 2013 throughout California, a principal wall furnace market, drove furnace shipments to higher than normal levels. The average price of furnaces and heaters in the first quarter of 2014 was 9.6% higher compared to the same period in 2013 predominantly due to a change in sales mix. Most of the reduced wall furnace shipments were the lower priced models many of which are sold in the California market. Management estimates that approximately 80% of the 9.6% increase in average price was due to the sales mix change. Sales of fan coils increased by 6.8% compared to the first quarter of 2013. Typically, approximately 90% of the sales of fan coils are custom-made systems for hotels and other commercial buildings. The jobs are obtained through a competitive bidding process. Since every bid job is a unique configuration of materials and parts, the Company does not track units of sales or production as such unit volume data would not be useful in managing the business. Management focuses on the current level of sales, the sales backlog and the contribution margin in managing the fan coil business. Contribution margin is an internal measure of profitability for a product or product line measured by deducting variable manufacturing costs and variable selling expenses from sales for a particular product line. The fan coil contribution margin percentage in the first quarter of 2014 was at a satisfactory level and was less than two points lower than in the first quarter of 2013. The fan coil sales backlog at the end of the first quarter of 2014 was approximately $1,482,000 compared to $1,109,000 a year ago.

The Heating and Cooling segment’s gross profit ratio for the first quarter of 2014 was 28.4% compared to 33.8% in the first three months of 2013. In response to the lower level of furnace sales in the first quarter of 2014 furnace production was reduced below the production level of the first quarter of 2013. The lower gross profit ratio is principally related the lower furnace production level and its effect on factory overhead absorption.

Selling and administrative expenses in the first three months of 2014 were virtually unchanged compared to the first quarter of 2013. However, as a percentage of sales, selling and administrative expenses were 26.9% in the first quarter of 2014 compared to 19.2% in 2013.

Evaporative Cooling Segment

Sales of evaporative coolers increased by $602,000, 11.8%, in the first three months of 2014 compared to the same period in the prior year. Unit sales of evaporative coolers increased by 6.1% in the first quarter of 2014 compared to the prior year period.  Average selling prices per unit were approximately 5.1% higher compared to a year ago. However, excluding parts sales, the average price of a cooler unit was only 2.4% higher than the previous year due to a combination of price increases and product mix. The gross profit ratio in the first quarter of 2014 was 22.5% compared to 22.9% in the first quarter of 2013. Selling and administrative expenses were $77,000 (9.3%) higher in the first quarter of 2014 due principally to higher sales commissions and advertising. As a percentage of sales, selling and administrative expenses were 16.0% and 16.4% in the first quarter of 2014 and 2013, respectively.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements contained in this Quarterly Report have been prepared in accordance with accounting principles generally accepted in the United States of America which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 29, 2014 and December 28, 2013 and affect the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates.

Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

OUTLOOK

The construction market in Colorado Springs continues to exhibit moderate improvement, however building activity in Pueblo is slow. Even with the improvement in the Colorado Springs market, sales volume remains substantially below prior more robust periods. The Company expects sharp price competition in the CACS segment to continue throughout 2014, especially on larger bid projects. Local cement suppliers have increased prices at the beginning of 2014 and have announced another price increase to be effective in mid-2014.

The Door segment’s sales also rely to a significant degree on new construction. As noted above the sales backlog of the Door segment has decreased by approximately $1,000,000 compared to the end of the first quarter of 2013 but is still at a relatively strong level. Pricing on large bid jobs is moderately improved from a year ago but is still very competitive.

Sales of the Evaporative Cooling segment for the remainder of the current cooling season will largely be weather dependent.

The fan coil markets continue to exhibit improvement due to higher construction spending in the lodging industry. In-season furnace sales later this year will be dependent on weather and general economic conditions.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 4 to the condensed consolidated financial statements contained in this Quarterly Report for a discussion of recently issued accounting standards.

MATERIAL CHANGES TO CONTRACTUAL OBLIGATIONS

There were no material changes to contractual obligations that occurred during the quarter ended March 29, 2014.

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

Item 4.       Controls and Procedures

(a)                     Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 29, 2014. The Chief Executive Officer and Chief Financial Officer, based on that valuation, concluded that the Company’s disclosure controls and procedures are effective and were reasonably designed to ensure that all material information relating to the Company (including its subsidiaries) required to be disclosed in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission.

(b)                     Changes in Internal Control Over Financial Reporting.

The Company continually reassesses its internal control over financial reporting and makes changes as deemed prudent. During the quarter ended March 29, 2014, there were no material weaknesses identified in our review of internal control over financial reporting and no significant changes in the Company’s internal control over financial reporting occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Items 1, 1A, 3 and 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this Quarterly Report.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The Company reserved 150,000 treasury shares representing the maximum number allowed to be granted under the 2010 Non-Employee Directors Stock Plan (Plan) to non-employee directors in lieu of the base director retainer fee. The Company issued a total of 12,000 shares to eight eligible board members effective February 12, 2014 as full payment of the base retainer fee for 2014. On February 11, 2013, the Company issued a total of 12,000 shares to eight eligible board members as full payment of the base retainer fee for 2013. At March 29, 2014, a total of 90,000 shares remain eligible for issuance under the Plan.

The Company did not purchase any of its common stock to become treasury stock during the period December 28, 2013 through March 29, 2014. The Company established an open-ended program to repurchase its common stock under which the Board authorized purchases up to a maximum amount of $2,750,000. Repurchases may be made on the open market or in block trades at the discretion of management. As of March 29, 2014, $1,182,413 of the authorized amount remained available for stock repurchases. The Credit Agreement contained certain restrictions on the Company’s ability to repurchase its stock which were retained in the First and Second Amendments to the Credit Agreement.

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

3

Registrant’s Restated Certificate of Incorporation dated May 28, 1975, as amended on May 24, 1978, May 27, 1987 and June 3, 1999 filed as Exhibit 3 to Form 10-K for the year ended January 1, 2005 (Accession # 0001104659-05-016256), incorporated herein by reference.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014 filed with the SEC on May 13, 2014, formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets as of March 29, 2014 and December 28, 2013; (ii) the Condensed Consolidated Statements of Operations and Retained Earnings for the fiscal three months ended March 29, 2014 and March 30, 2013; (iii) the Condensed Consolidated Statements of Cash Flows for the fiscal three months ended March 29, 2014 and March 30, 2013; and (iv) Notes to Quarterly Condensed Consolidated Financial Statements.*

 * - Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION

Date:	May 13, 2014	By:	/s/ Joseph J. Sum
Joseph J. Sum, Vice President
and Chief Financial Officer