Form 10-Q
period 2014-06-28
CONTINENTAL MATERIALS CORP
filed 2014-08-12
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.25 par value, shares outstanding at August 7, 2014: 1,650,167.

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 28, 2014 and DECEMBER 28, 2013

(000’s omitted except share data)

	JUNE 28,
	2014	DECEMBER 28,
	(Unaudited)	2013
ASSETS
Current assets:
Cash and cash equivalents	$1,017	$924
Receivables, net	24,544	22,600
Receivable for insured losses	156	156
Inventories:
Finished goods	7,774	6,958
Work in process	965	985
Raw materials and supplies	8,854	8,269
Prepaid expenses	1,674	1,357
Refundable income taxes	334	812
Deferred income taxes	225	1,173

Total current assets	45,543	43,234

Property, plant and equipment, net	19,059	19,009

Goodwill	7,229	7,229
Amortizable intangible assets, net	92	118
Prepaid royalties	1,798	1,859
Other assets	513	513
Deferred income taxes	878	—
	$75,112	$71,962
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	15,576	12,879
Liability for unpaid claims covered by insurance	156	156
Total current liabilities	15,732	13,035

Revolving bank loan payable	5,400	1,000
Long-term debt	—	3,408
Deferred income taxes	—	360
Other long-term liabilities	2,268	2,095
SHAREHOLDERS’ EQUITY
Common shares, $0.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,827	1,815
Retained earnings	64,961	65,529
Treasury shares, 924,097 and 936,097, at cost	(15,719)	(15,923)
	51,712	52,064

	$75,112	$71,962

See notes to condensed consolidated financial statements.

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE THREE MONTHS ENDED JUNE 28, 2014 AND JUNE 29, 2013

(Unaudited)

(000’s omitted except per-share amounts)

	JUNE 28,	JUNE 29,
	2014	2013

Net sales	$37,367	$32,857

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	30,890	26,320
Depreciation, depletion and amortization	743	844
Selling and administrative	4,701	4,655
Williams EcoLogix project expenses	—	662
Gain (loss) on disposition of property and equipment	1	(2)
	36,333	32,483

Operating income	1,034	374

Interest expense, net	(110)	(92)
Other income, net	5	5

Income before income taxes	929	287

Provision for income taxes	316	100

Net income	613	187

Retained earnings, beginning of period	64,348	65,585

Retained earnings, end of period	$64,961	$65,772

Net income per basic and diluted share	$.37	$.11

Average shares outstanding	1,650	1,646

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE SIX MONTHS ENDED JUNE 28, 2014 AND JUNE 29, 2013

(Unaudited)

(000’s omitted except per-share amounts)

	JUNE 28,	JUNE 29,
	2014	2013

Net sales	$64,191	$59,070

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	53,918	48,327
Depreciation, depletion and amortization	1,481	1,659
Selling and administrative	9,444	9,131
Williams EcoLogix project expenses	—	710
Gain (loss) on disposition of property and equipment	1	(2)
	64,842	59,829

Operating loss	(651)	(759)

Interest expense, net	(209)	(179)
Other income, net	—	18

Loss before income taxes	(860)	(920)

Benefit for income taxes	(292)	(304)

Net loss	(568)	(616)

Retained earnings, beginning of period	65,529	66,388

Retained earnings, end of period	$64,961	$65,772

Net loss per basic and diluted share	$(.34)	$(.37)

Average shares outstanding	1,647	1,643

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 28, 2014 AND JUNE 29, 2013

(Unaudited)

(000’s omitted)

	JUNE 28, 2014	JUNE 29, 2013

Net cash provided by operating activities	$605	$1,777

Investing activities:
Capital expenditures	(1,505)	(816)
Cash proceeds from sale of property and equipment	1	61
Net cash used in investing activities	(1,504)	(755)

Financing activities:
Borrowings against the revolving bank loan, net	4,400	—
Repayment of long-term debt	(3,408)	(250)
Payments to acquire treasury stock	—	(125)
Net cash provided by (used in) financing activities	992	(375)

Net increase in cash and cash equivalents	93	647
Cash and cash equivalents:
Beginning of period	924	1,734

End of period	$1,017	$2,381

Supplemental disclosures of cash flow items:
Cash paid during the six months for:
Interest, net	$215	$212
Income taxes refunded	(481)	(700)

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

NOTES TO THE QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED JUNE 28, 2014

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

The Company has established a valuation reserve related to the carry-forward of all charitable contributions deductions arising from prior years and the portion of contributions in 2014 that the Company believes it will be unable to utilize prior to the expiration of their carry-forward periods. The Company also established a valuation reserve related to the carry-forward of the long-term capital loss related to the sale of the stock of Rocky Mountain Ready Mix Concrete, Inc. due to the uncertainty that the Company will be able to generate offsetable long-term capital gains prior to the expiration of the carry-forward period, December 31, 2014. For Federal purposes, net operating losses can be carried forward for a period of 20 years while alternative minimum tax credits can be carried forward indefinitely. For state purposes, net operating losses can be carried forward for periods ranging from 5 to 20 years for the states that the Company is required to file in. California Enterprise Zone credits can be carried forward indefinitely while Colorado credits can be carried forward for 7 years.

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

Long-term Debt: Fair value was estimated based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities and determined through the use of a discounted cash flow model. The carrying amount of long-term debt represents a reasonable estimate of the corresponding fair value as the Company’s debt was held at variable interest rates and was valued as Level 2.

4.              There are currently no significant prospective accounting pronouncements that are expected to have a material effect on the Company’s consolidated financial statements.

5.              Operating results for the first six months of 2014 are not necessarily indicative of performance for the entire year due to the seasonality of most of our products. Historically, sales of the Evaporative Cooling segment are higher in the first and second quarters, sales of the Concrete, Aggregates and Construction Supplies (CACS) segment are higher in the second and third quarters and sales of the Heating and Cooling segment are higher in the third and fourth quarters. The sales of the Door segment are more evenly spread throughout the year.

6.              There is no difference in the calculation of basic and diluted earnings per share (EPS) for the three-month or six-month periods ended June 28, 2014 and June 29, 2013 as the Company does not have any dilutive instruments.

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

The following table presents information about reported segments for the six-month and three-month periods ended June 28, 2014 and June 29, 2013 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (dollar amounts in thousands):

	Construction Products			HVAC Products
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Other	Total
2014
Six Months ended June 28, 2014
Revenues from external customers	$27,341	$8,421	$35,762	$12,618	$15,804	$28,422	$7	$—	$64,191
Depreciation, depletion and amortization	920	71	991	257	209	466	24	—	1,481
Operating (loss) income	(1,358)	936	(422)	(399)	1,649	1,250	(1,479)	—	(651)
Segment assets	35,727	7,320	43,047	16,095	13,415	29,510	2,421	134	75,112
Capital expenditures (b)	1,225	35	1,260	111	134	245	—	—	1,505

Quarter ended June 28, 2014
Revenues from external customers	$17,023	$4,525	$21,548	$5,694	$10,121	$15,815	$4	$—	$37,367
Depreciation, depletion and amortization	464	35	499	128	104	232	12	—	743
Operating income (loss)	225	541	766	(369)	1,386	1,017	(749)	—	1,034
Segment assets	35,727	7,320	43,047	16,095	13,415	29,510	2,421	134	75,112
Capital expenditures (b)	602	1	603	55	40	95	—	—	698

	Construction Products			HVAC Products
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Other	Total
2013
Six Months ended June 29, 2013
Revenues from external customers	$19,594	$8,126	$27,720	$15,089	$16,226	$31,315	$6	$29	$59,070
Depreciation, depletion and amortization	1,185	62	1,247	206	179	385	27	—	1,659
Operating (loss) income	(2,122)	610	(1,512)	1,214	1,843	3,057	(1,530)	(774)	(759)
Segment assets (a)	26,471	6,837	33,308	18,748	12,118	30,866	7,654	134	71,962
Capital expenditures (b)	147	39	186	384	240	624	6	—	816

Quarter ended June 29, 2013
Revenues from external customers	$11,777	$4,401	$16,178	$5,530	$11,145	$16,675	$4	$—	$32,857
Depreciation, depletion and amortization	607	31	638	103	89	192	14	—	844
Operating (loss) income	(174)	494	320	(80)	1,602	1,522	(806)	(662)	374
Segment assets (a)	26,471	6,837	33,308	18,748	12,118	30,866	7,654	134	71,962
Capital expenditures (b)	51	3	54	318	34	352	(9)	—	397

(a)               Segment assets are as of December 28, 2013.

(b)              Capital expenditures are presented on the accrual basis of accounting.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last Annual Report on Form 10-K.

8.              Identifiable amortizable intangible assets as of June 28, 2014 include a restrictive land covenant and customer relationships. Collectively, these assets were carried at $92,000, net of $628,000 accumulated amortization. The pre-tax amortization expense for intangible assets during the quarter ended June 28, 2014 was $13,000 compared to $15,000 for the quarter ended June 29, 2013 and was $26,000 and $30,000 for the six months ended June 28, 2014 and June 29, 2013, respectively.

Based upon the intangible assets recorded on the balance sheet at June 28, 2014, amortization expense for the next five years is estimated to be as follows: 2014 – $52,000; 2015 – $45,000; 2016 – $21,000.

9.              The Company issued a total of 12,000 shares to the eight eligible board members effective February 12, 2014 as full payment for their 2014 retainer fee. The Company issued a total of 12,000 shares to the eight eligible board members effective February 11, 2013 as full payment for their 2013 retainer fee. All shares were issued under the 2010 Non-Employee Directors Stock Plan.

10.       The Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) effective November 18, 2011. The Company entered into a Second Amendment to Credit Agreement effective March 20, 2014 to, among other things,

(i) increase the Revolving Commitment to $18,000,000 from $15,000,000, (ii) terminate the Term Loan Commitment upon the repayment in full of the outstanding principal balance (and accrued interest thereon), (iii) modify the Borrowing Base calculation to provide for borrowing availability in respect of new Capital Expenditures, (iv) decrease the interest rates on the Revolving Loans beginning in the third quarter of 2014, and (v) extend the maturity date to May 1, 2016, in each case, on the terms and conditions set forth in the Second Amendment. Borrowings under the Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles, certain real estate and the common stock of all of the Company’s subsidiaries. The Company entered into a Third Amendment to Credit Agreement effective June 28, 2014 to defer the Fixed Charge Coverage Ratio covenant until the third quarter of fiscal 2014 and to add a minimum Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) requirement of $2,000,000 for the twelve months ended June 28, 2014, which the Company has met. Borrowings bear interest based on a London Interbank Offered Rate (LIBOR) or prime rate based option.

The Credit Agreement either limits or requires prior approval by the lender of additional borrowings, acquisition of stock of other companies, purchase of treasury shares and payment of cash dividends. Payment of accrued interest is due monthly or at the end of the applicable LIBOR period.

The Credit Agreement, as amended, also provides for the following:

•      The Revolving Commitment is $18,000,000.

•      Borrowings under the Revolving Commitment are limited to (a) 80% of eligible accounts receivable, (b) the lesser of 50% of eligible inventories and $8,500,000 plus (c) the lesser of 80% of new Capital Expenditures not to exceed $4,000,000 in the aggregate and $2,000,000 with respect to each of Fiscal Years 2014 and 2015.

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

•      Excess Cash Flow is defined as meaning for any period, the remainder of (a) EBITDA for such period, minus (b) the sum, without duplication, of (i) scheduled repayments of principal of the term loan made during such period, plus (ii) voluntary prepayments of the term loan during such period, plus (iii) mandatory prepayments of the term loan during such period to the extent the amount of such mandatory prepayment was included in EBITDA for such period, plus (iv) cash payments made in such period with respect to capital expenditures, plus (v) all income taxes paid in cash by the Company during such period, plus (vi) cash interest expense of the Company during such period.

•      Fixed Charge Coverage Ratio is defined as, for any computation period, the ratio of (a) the sum for such period of (i) EBITDA minus (ii) the sum of income taxes paid in cash and all unfinanced capital expenditures to (b) the sum for such period of (i) interest expense, plus (ii) required payments of principal of the term debt.

•      Balance Sheet Leverage Ratio is defined as the ratio of Total Debt to Tangible Net Worth.

As noted above, the Second Amendment to the Credit Agreement called for the payoff of the then outstanding balance of the term loan with borrowings against the new revolving line of credit. Outstanding funded debt (term debt and revolving credit) was $5,400,000 as of June 28, 2014 compared to $3,658,000 at June 29, 2013. The highest balance outstanding during the first six months of 2014 and 2013 was $8,000,000 and $3,908,000, respectively. Average outstanding funded debt was $5,175,000 and $3,721,000 for the first six months of 2014 and 2013, respectively. At June 28, 2014, the Company had outstanding letters of credit totaling $5,415,000. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the available borrowing capacity exceeded the cash needs of the Company and this situation is expected to continue for the foreseeable future.

The Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement, will be sufficient to cover expected cash needs, including planned capital expenditures, for the next twelve months. The Company expects to meet or exceed the Minimum Fixed Charge Coverage Ratio of 1.15 to 1.00 for all succeeding Computation Periods.

11.       The Company is involved in litigation matters related to its business, principally product liability matters related to the gas-fired heating products and fan coil products in the Heating and Cooling segment. In the Company’s opinion, none of these proceedings, when concluded, will have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial condition as the Company has established adequate accruals for matters that are probable and estimable. The Company does not accrue estimated future legal costs related to the defense of these matters but rather expenses them as incurred.

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

Cash provided by operations was $605,000 during the first six months of 2014 compared to the $1,777,000 of cash provided during the first six months of 2013. The Company’s operating cash flow during the first six months of 2014 was positive primarily due to non-cash expenses partially offset by a net increase in working capital. The Company’s operating cash flow during the first six months of 2013 was positive primarily due to non-cash expenses as well as the refund of $700,000 of estimated income taxes paid in 2012 partially offset by a net increase in working capital.

During the six months ended June 28, 2014, investing activities used $1,504,000 of cash compared to $755,000 of cash used in the prior year’s period. Capital expenditures during the first six months of 2014 were $1,505,000 compared to $816,000 during the corresponding 2013 period. The increase in capital expenditures during the first six months of 2014 were incurred by the CACS segment primarily related to the increase in sales.

Financing activities during the first six months of 2014 provided $992,000 compared to using $375,000 during the comparable 2013 period. As noted above, the Second Amendment to the Credit Agreement called for the payoff of the then outstanding balance of the term loan ($3,408,000) with borrowings against the new revolving line of credit. During the first six months of 2014, the Company borrowed a net of $4,400,000 against the new revolving line of credit including the funds used to retire the term loan. As of June 28, 2014, the balance borrowed against the new revolving line totaled $5,400,000. During the first six months of 2013, scheduled term debt repayments of $250,000 were made. The Company also purchased $125,000 of Company stock in June 2013.

As discussed in Note 10, the Company entered into a Third Amendment to Credit Agreement effective June 28, 2014. As of June 28, 2014 the Company was in compliance with all covenants in the Credit Agreement, as amended. The Company expects to be in compliance with all loan covenants for all succeeding Computation Periods.

Revolving Credit and Term Loan Agreement

As discussed in Note 10 to the condensed consolidated financial statements contained in this Quarterly Report, the Company amended its Credit Agreement effective March 20, 2014 such that the Company now has a Revolving Commitment of $18,000,000 and no term debt. Borrowings under the Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles, certain real estate and the common stock of all of the Company’s subsidiaries. The Company entered into a Third Amendment to Credit Agreement effective June 28, 2014 to defer the Fixed Charge Coverage Ratio covenant until the third quarter of fiscal 2014 and to add a minimum EBITDA requirement of $2,000,000 for the twelve months ended June 28, 2014, which the Company has met. Borrowings under the Credit Agreement are limited to 80% of eligible accounts receivable, the lesser of 50% of eligible inventories or $8,500,000 plus the lesser of 80% of new capital expenditures not to exceed $4,000,000 in the aggregate and $2,000,000 with respect to each of Fiscal Years 2014 and 2015. Borrowings under the Credit Agreement bear interest based on a LIBOR or prime rate based option.

The Credit Agreement either limits or requires prior approval by the lender of additional borrowings, acquisition of stock of other companies, purchase of treasury shares and payment of cash dividends. Payment of accrued interest is due monthly or at the end of the applicable LIBOR period. The Credit Agreement has a maturity date of May 1, 2016.

The Company had borrowings against the revolving credit facility of $5,400,000 at June 28, 2014. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the entire revolving credit facility was available to the Company.

The Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement, will be sufficient to cover expected cash needs, including planned capital expenditures, for the next twelve months. The Company expects to be in compliance with all loan covenants for all succeeding Computation Periods.

Results of Operations - Comparison of Quarter Ended June 28, 2014 to Quarter Ended June 29, 2013

(In the ensuing discussions of the results of operations the Company defines the term gross profit as the amount determined by deducting cost of sales before depreciation, depletion and amortization from sales. The gross profit ratio is gross profit divided by sales.)

Consolidated sales in the second quarter of 2014 were $37,367,000, an increase of $4,510,000 or 13.7% compared to the second quarter of 2013. Sales in the CACS segment increased $5,246,000 (44.5%) while sales in the Door segment improved by $124,000 (2.8%). The increase in sales in the CACS segment is reflective of the continuing improvement in the construction markets in the Colorado Springs area as well as the servicing of a wind-energy project in Limon, Colorado with ready mix concrete that represented approximately 22% of the concrete volume for the quarter. Sales in the Heating and Cooling segment improved by $164,000 (3.0%) in the second quarter of 2014 compared to the same period in 2013. Sales in the Evaporative Cooling segment declined $1,024,000 (9.2%) in the second quarter of 2014 compared to the second quarter of the prior year.

The consolidated gross profit ratio in the second quarter of 2014 was 17.3% compared to 19.9% in the second quarter of 2013. The gross profit ratio declined in the Heating and Cooling and CACS segments, which more than offset improvements in the Door and Evaporative Cooling segments. The decline in the Heating and Cooling segment was largely due to a reduced level of furnace production. The decline in the CACS segment was primarily due to a narrower margin on the wind-energy project. See further discussion of this segment’s results below.

Consolidated selling and administrative expenses, excluding expenses related to the WEI project incurred during the second quarter of 2013, were virtually the same as the year-ago period. As a percentage of consolidated sales, selling and administrative expenses were 12.6% in the second quarter of 2014 compared to 14.2% in the same period of 2013.

Depreciation and amortization charges in the second quarter of 2014 were $101,000 less than in the second quarter of 2013. This reduction reflects the reduced level of capital spending in recent years especially in the CACS segment.

In the second quarter of 2013, the Company ceased all activities related to WEI and recorded a charge of $662,000 including $225,000 of severance pay and $352,000 to establish a reserve for a note receivable from the sole employee involved with the venture.

The operating income in the second quarter of 2014 was $1,034,000 compared to $374,000 in the second quarter of 2013 which included $662,000 of expenses related to WEI. The higher sales and lower depreciation charges were largely offset by the reduction in the gross profit ratio.

Interest expense includes interest on outstanding funded debt, finance charges on outstanding letters of credit, the fee on the unused revolving credit line and other recurring fees charged by the lending bank. In the second quarter of 2014 interest expense was $110,000 compared to $92,000 in the second quarter of 2013. The weighted average interest rate on outstanding funded debt in the second quarter of 2014, including the fee on the unused line of credit and other recurring bank charges but excluding finance charges on letters of credit, was approximately 5.2% compared to 7.1% in the second quarter of 2013. Average outstanding funded debt in the second quarter of 2014 was $6,231,000. In the second quarter of 2013 average outstanding funded debt was $3,658,000. At the end of the second quarter of 2014 the outstanding funded debt was $5,400,000 compared to $3,658,000 at the end of the second quarter of 2013.

The Company’s effective income tax rate reflects federal and state statutory income tax rates adjusted for non-deductible expenses, tax credits and other tax items. The estimated effective income tax rate from continuing operations in the second quarter of 2014 was 34.0% compared to 34.8% for the second quarter of 2013.

The Company operates four businesses in two industry groups. The businesses are seasonal, weather sensitive and subject to cyclical factors. The following addresses various aspects of operating performance focusing on the reportable segments within each of the two industry groups.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products industry group for the quarters ended June 28, 2014 and June 29, 2013 (dollar amounts in thousands):

	Concrete, Aggregates and Construction Supplies	Doors
Quarter ended June 28, 2014
Revenues from external customers	$17,023	$4,525
Gross profit	1,683	1,220
Gross profit as a percent of sales	9.9%	27.0%
Segment operating income	225	541
Operating income as a percent of sales	1.3%	12.0%
Segment assets as of June 28, 2014	$35,727	7,320
Return on assets	.6%	7.4%

Quarter ended June 29, 2013
Revenues from external customers	$11,777	$4,401
Gross profit	1,325	1,090
Gross profit as a percent of sales	11.3%	24.8%
Segment operating (loss) income	(174)	494
Operating (loss) income as a percent of sales	(1.5)%	11.2%
Segment assets as of June 29, 2013	$31,126	$6,317
Return on assets	(.6)%	7.8%

Concrete, Aggregates and Construction Supplies Segment

The product offerings of the CACS segment consist of ready-mix concrete, aggregates and construction supplies.  Ready-mix concrete and aggregates are produced at multiple locations in or near Colorado Springs and Pueblo, Colorado.  Construction supplies encompass numerous products purchased from third party suppliers and sold to the construction trades particularly concrete sub-contractors.  In the second quarter of 2014 concrete, aggregates and construction supplies account for approximately 73%, 20% and 7% of sales of the CACS segment, respectively, including aggregates consumed internally in the production of concrete.  In the second quarter of 2013 the sales mix between concrete, aggregates and construction supplies was 70%, 22% and 8%, respectively. Sales including aggregates consumed internally increased by $6,280,000 (46.2%).  Sales to third parties increased $5,246,000 (44.5%).  The higher sales reflect a continuing improvement in the local construction markets and the servicing of a wind energy project in Limon, Colorado with ready-mix concrete in the second quarter of 2014. Ready mix concrete sales, excluding flow fill material, increased by $4,339,000 (49.4%) in 2014. The wind energy job accounted for $2,687,000 of the higher concrete sales. Concrete volume increased by 42.5%. Exclusive of the wind energy project, concrete volume increased by 13.4%. Average concrete prices, excluding flow fill material, increased by approximately 4.8% compared to 2013. Most of this increase is reflective of higher selling prices. Changes in product mix had a nominal impact on the change in average selling price. While concrete prices have increased, the market remains sharply competitive especially on large construction projects. Cement costs per yard increased by 5.4% in the second quarter of 2014 compared to the same period in 2013. Cement is the highest cost raw material used in the production of ready mix concrete. Batching cash costs per yard increased by 8.2% but delivery cash costs per yard fell by 6.3%. The increase in batching costs and the drop in delivery expenses was primarily related to the servicing of the wind energy job with an on-site portable batch plant. The gross profit ratio from concrete decreased from 11.8% in the second quarter of 2013 to 8.9% in the second quarter of 2014.  The Company estimates that most of the decrease was due to the competitive price on the wind energy job. Sales of flow fill material were not material in either quarter.

The CACS segment also produces and sells sand, crushed limestone and gravel (“aggregates”) from various deposits in and around Colorado Springs and Pueblo, Colorado.  In the second quarter of 2014 and 2013 aggregates were produced from four separate locations; two in or near Colorado Springs and two in or near Pueblo. However, the Pikeview Quarry in Colorado Springs was in full production throughout the second quarter of 2014 whereas in 2013 production at the Pikeview Quarry did not resume until the latter part of May 2013. Prior to May 2013 the Pikeview Quarry was shut-down since December 2008 due to a landslide. Sales volume (tons) of construction aggregates, including those used internally in the production of ready mix concrete, increased by 31.5% in the second quarter of 2014 compared to the second quarter of 2013.  Average selling prices increased by 8¢ per ton or approximately 1.3%. The 1.3% price increase reflects a combination of increased selling prices and a higher level of sales of unprocessed fill sand from the company’s sand operation. Fill sand is a lower priced product as it requires no additional processing. Net sales of construction aggregates, including those consumed internally in the production of concrete, increased by 44.6%, including the sales of fill sand. The company’s Colorado Springs’ sand operation also produces industrial sand used in well fracking, the production of stucco and for other purposes. However, as a percentage of total tons of aggregates sold in the second quarter of 2014 and 2013, industrial sand sales were only approximately 1.0% of total aggregate sales volume. The gross profit from all aggregate operations in the second quarter of 2014 was $336,000 compared to $125,000 in the second quarter of 2013. The benefit of a full quarter’s production at the Pikeview Quarry more than offset an increase in the loss from the Pueblo aggregate operation.

Sales of construction supplies increased by approximately 20% compared to the prior year quarter. The gross profit rate was one percentage point higher due to the higher sales.

Depreciation expenses decreased by $143,000 reflecting a lower level of capital spending in recent years.

Selling and administrative expenses were $103,000 higher in the second quarter of 2014 compared to the same period in 2013. The second quarter of 2013 included a credit for $55,000 related to an insurance claim recovery.

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

Door sales in the second quarter of 2014 were $124,000 (2.8%) more than in the second quarter of the previous year. The construction markets in general and within the State of Colorado in particular continue to demonstrate moderate improvement. Bid prices are still competitive. The gross profit ratio in the second quarter of 2014 was 27.0%, up from 24.8% in 2013. The increase in the gross profit ratio is due to both improved pricing levels and a change in product sales mix.

Sales and administrative expenses increased by $81,000 compared to the second quarter of 2013 principally due to increased sales incentive compensation. As a percentage of sales, these expenses were 14.2% and 12.8%, respectively, in the second quarters of 2014 and 2013.

The Door segment sales backlog at the end of the second quarter of 2014 was $4,887,000 compared to $5,490,000 a year ago.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products industry group for the quarters ended June 28, 2014 and June 29, 2013 (dollar amounts in thousands):

	Heating and Cooling	Evaporative Cooling
Quarter ended June 28, 2014
Revenues from external customers	$5,694	$10,121
Gross profit	994	2,576
Gross profit as a percent of sales	17.5%	25.5%
Segment operating (loss) income	(369)	1,386
Operating income as a percent of sales	(6.5)%	13.7%
Segment assets as of June 28, 2014	$16,095	$13,415
Return on assets	(2.3)%	10.3%

Quarter ended June 29, 2013
Revenues from external customers	$5,530	$11,145
Gross profit	1,321	2,797
Gross profit as a percent of sales	23.9%	25.1%
Segment operating (loss) income	(80)	1,602
Operating income as a percent of sales	(1.4)%	14.4%
Segment assets as of June 29, 2013	$15,440	$12,580
Return on assets	(.5)%	12.7%

Heating and Cooling Segment

In the second quarter of 2014, approximately 49% of sales in the Heating and Cooling segment consisted of wall furnaces and heaters. Fan coils also accounted for 49% of the segment’s sales and other products made up the remaining 2%. In the second quarter of 2013 these shares of total segment sales were 54%, 38% and 8%, respectively. Overall sales in the Heating and Cooling segment in the second quarter of 2014 increased by just $164,000 (3.0%) compared to the same period in 2013. Unit shipments of furnaces and heaters are typically low during the second quarter due to warm weather conditions. Unit shipments in the second quarter of 2014 were 16.8% lower than in the second quarter of the prior year. Sales of furnaces and heaters were approximately 10.0% lower in the second quarter of 2014 and average selling prices were about 8.4% higher compared to the same quarter a year ago. The higher selling price is principally the result of product mix.

Sales of fan coils increased by approximately $621,000 (28.7%) compared to the second quarter of 2013.  The pace of new construction spending in the lodging industry has improved over the last twelve months. Typically, approximately 90% of the sales of fan coils are custom-made systems for hotels and other commercial buildings. The jobs are obtained through a competitive bidding process.  Since every bid job is a unique configuration of materials and parts, the company does not track units of sales or production as such unit volume data would not be useful in managing the business. Management focuses on the current level of sales, the sales backlog, and the contribution margin in managing the fan coil business. Contribution margin is an internal measure of profitability for a product or product line. Contribution margin is measured by deducting variable manufacturing costs and variable selling expenses from sales for a particular product line. The fan coil contribution margin percentage in the second quarter of 2014 was at a satisfactory level, about one percentage point lower than in the second quarter of 2013. The fan coil sales backlog at the end of the second quarter of 2014 was approximately $1,924,000 compared to $583,000 a year ago.

The Heating and Cooling segment’s gross profit ratio for the second quarter of 2014 was 17.5% compared to 23.9% for the second quarter of 2013. The lower gross profit ratio is principally related to a lower level of furnace production and the change in product mix as typically profit margins on furnaces and heaters are higher than the margin on fan coils.

Selling and administrative expenses in the second quarter of 2014 were $63,000 lower than during the second quarter of the previous year due to the lower furnace sales and a reduction in provisions for incentive compensation. As a percentage of sales, selling and administrative expenses were 21.7% in the second quarter of 2014 compared to 23.5% in the second quarter of 2013.

Evaporative Cooling Segment

Unit sales of evaporative coolers in the second quarter of 2014 were 13.1% lower compared to the second quarter of 2013. Sales of evaporative coolers in the second quarter of 2014 decreased by $1,024,000, approximately 9.2%, compared to the same period in the prior year. Average selling prices per unit, including parts sales, were approximately 4.7% higher compared to a year ago. Sales of parts were higher in 2014 accounting for an increase of 2.1%. There was a higher ratio of single inlet and commercial coolers sold in the second quarter of 2014 compared to the second quarter of 2013. The single inlet and commercial coolers are higher priced compared to standard residential models. This change in product sales mix accounted for the balance of the increase in average selling prices. The gross profit ratio in the second quarter of 2014 was 25.5% compared to 25.1% a year ago. Selling and administrative expenses were only $20,000 (1.8%) lower in the second quarter of 2014. As a percentage of sales, selling and administrative expenses were 10.7% and 9.9% in the second quarter of 2014 and 2013, respectively.

Both businesses in the HVAC group are sensitive to changes in prices for a number of different raw materials, commodities and purchased parts. Prices of steel and copper in particular can have a significant effect on the results of operations of this group. We are not currently a party to any hedging arrangements with regard to steel or copper.

Results of Operations - Comparison of Six Months Ended June 28, 2014 to Six Months Ended June 29, 2013

(In the ensuing discussions of the results of operations the Company defines the term gross profit as the amount determined by deducting cost of sales before depreciation, depletion and amortization from sales. The gross profit ratio is gross profit divided by sales.)

Consolidated sales in the first half of 2014 were $64,191,000, an increase of $5,121,000 or 8.7% compared to the first six months of 2013. Sales in the CACS segment increased $7,747,000 (39.5%) while sales in the Door segment improved by $295,000 (3.6%). The increase in sales in the CACS segment is reflective of the continuing improvement in the construction markets in the Colorado Springs area as well as the servicing of a large industrial project during the second quarter as noted above. Sales in the Heating and Cooling segment declined $2,471,000 compared to the prior year period. The Company believes that colder temperatures in the first quarter of 2013 throughout California, a principal wall furnace market, drove wall furnace shipments to higher than normal levels in the during the first three months of 2013. Sales in the Company’s Evaporative Cooler segment were modestly lower in the first half of 2014 compared to the first six months of 2013.

The consolidated gross profit ratio in the first half of 2014 was 16.0% compared to 18.2% in the first six months of 2013. The gross profit ratio in the Heating and Cooling segment declined by 6.6 points due to lower sales, an unfavorable change in sales mix and reduced furnace production. The gross profit ratio in the CACS and Door segments improved while the gross profit ration in the Evaporative Cooler segment remained unchanged.

Selling and administrative expenses in the first half of 2014 were $313,000 (3.4%) higher compared to the year-ago period, excluding expenses related to the WEI project during the first six months of 2013. Higher credit and collection charges as well as legal expenses in CACS were the primary causes of the increase. Lesser increases in selling and administrative expenses were reported by the Door and Evaporative Cooler segments during the first half of 2014 however these were largely offset by reductions in the Heating and Cooling segment as well as the Corporate Office. As a percentage of consolidated sales, selling and administrative expenses were 14.7% in the first half of 2014 compared to 15.5% in the same period of the prior year.

Depreciation and amortization charges in the first half of 2014 were $178,000 less than in the first six months of 2013. This reduction reflects the reduced level of capital spending in the past three years especially in the CACS segment.

The expenses of the WEI project in the first half of 2013 were $710,000 and were largely the same as those described in the discussion of the results for the second quarter. The Company does not expect any future expenses related to WEI.

The operating loss in the first half of 2014 was $651,000 compared to an operating loss of $49,000 ($759,000 including WEI expenses) in the first six months of the prior year. The decline in operating results is attributable primarily to the Heating and Cooling segment for the reasons noted in the above discussion of the gross profit ratio. The decline in the Heating and Cooling segment more than offset the improved sales and gross profit ratio reported by the CACS segment. The operating profit of the Door segment was largely offset by a decline in the operating profit of the Evaporative Cooling segment.

In the first half of 2014 net interest expense was $209,000 compared to $179,000 in the first half of 2013. The weighted average interest rate on outstanding funded debt in the first six months of 2014, including the availability fee on the unused line of credit and other recurring bank charges but excluding finance charges on letters of credit was approximately 5.2% compared to 7.5% in the first half of 2013. Average outstanding funded debt in the first half of 2014 was $5,175,000 compared to $3,721,000 in the first half of 2013.

The Company’s effective income tax rate reflects federal and state statutory income tax rates adjusted for non-deductible expenses, tax credits and other tax items. The estimated effective income tax rate related to the loss from continuing operations in the first half of 2014 was 34.0% compared to 33.1% for the first six months of 2013.

A discussion of operations by segment follows.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products industry group for the six months ended June 28, 2014 and June 29, 2013 (dollar amounts in thousands):

	Concrete, Aggregates and Construction Supplies	Doors
Six Months ended June 28, 2014
Revenues from external customers	$27,341	$8,421
Gross profit	1,547	2,211
Gross profit as a percent of sales	5.7%	26.3%
Segment operating (loss) income	(1,358)	936
Operating (loss) income as a percent of sales	(5.0)%	11.1%
Segment assets as of June 28, 2014	$35,727	$7,320
Return on assets	(3.8)%	12.8%

Six Months ended June 29, 2013
Revenues from external customers	$19,594	$8,126
Gross profit	877	1,802
Gross profit as a percent of sales	4.5%	22.2%
Segment operating (loss) income	(2,122)	610
Operating (loss) income as a percent of sales	(10.8)%	7.5%
Segment assets as of June 29, 2013	$31,126	$6,317
Return on assets	(6.8)%	9.7%

Concrete, Aggregates and Construction Supplies Segment

In the first six months of 2014 concrete, aggregates and construction supplies account for approximately 71%, 21% and 8% of sales of the CACS segment, respectively, including aggregates consumed internally in the production of concrete. In the first half of 2013 the sales mix among concrete, aggregates and construction supplies was 69%, 22% and 9%, respectively. Sales including aggregates consumed internally increased by $9,067,000 (40.0%). Sales to third parties increased $7,747,000 (39.5%).  As in the discussion related to the quarterly results, the higher sales reflect a continuing improvement in the local construction markets and the servicing of the wind energy project in Limon, Colorado. Ready mix concrete sales, excluding flow fill material, increased by

$5,923,000 (40.6%) in 2014. The wind energy job accounted for $2,687,000 of the higher concrete sales. Concrete volume increased by 32.3%. Exclusive of the wind energy job, ready mix volume increased by 14.8%. Average concrete prices, excluding flow fill material, increased by 6.3% compared to the first half of 2013. Most of this increase is reflective of higher selling prices. Changes in product mix had a nominal impact on the change in average selling price. While concrete prices have increased, the market remains sharply competitive especially on large construction projects. Cement costs per yard increased by 6.1% in the first half of 2014 compared to the same period in 2013. Cement is the highest cost raw material used in the production of ready mix concrete. Batching cash costs per yard increased by 4.6% while cash delivery costs per yard were 1.9% lower in the 2014. As in the second quarter the increase in the batching costs and the decrease in delivery expenses were primarily related to the servicing of the wind energy job with an on-site portable batch plant. The gross profit ratio from concrete decreased from 7.5% in the first half of 2013 to 6.1% in 2014. Again, the Company estimates that most of the decrease in the gross profit ratio was due to the competitive price on the wind energy job. Sales of flow fill material were not material in the first half of either year.

In the first half of 2014 and 2013 aggregates were produced from four separate locations; two in or near Colorado Springs and two in or near Pueblo. However, as noted in the discussion of the second quarter results, in 2014 the Pikeview Quarry was in full production throughout the first half of 2014 while in 2013 production there recommenced in the latter part of May. Sales volume (tons) of construction aggregates, including those used internally in the production of ready mix concrete, increased by 21.7% in 2014. Average selling prices increased by approximately 48¢ per ton or approximately 7.9%. The higher price is largely reflective of increased selling prices. The gravel operation located on the east side of Pueblo continues to experience a high ratio of sand to rock. Much of the sand under current market conditions is not readily salable. The low yield has an adverse impact on unit costs and gross profits at the Pueblo aggregate operation. This operation’s loss in the first half of 2014 was $343,000 higher than in the first six months of 2013. However, the Pikeview Quarry returned to profitability with a full six months of production. Its gross profit result represented a $579,000 improvement compared to the first half of 2013. Industrial sand sales were only approximately 1.0% of total aggregate sales volume in both years. The gross profit from all aggregate operations in the first half of 2014 was slightly better than break-even compared to a loss of $439,000 in the first six months of 2013.

Sales of construction supplies increased by $366,000 (18.9%) in the first half of 2014 compared to the same period in 2013. The gross profit ratio improved from 6.13% to 8.54% principally due to the higher sales.

Depreciation expenses decreased by $265,000 in the first half of 2014 compared to the first half of 2013 due to a lower level of capital spending in recent years.

Selling and administrative expenses were $172,000 higher in the first six months of 2014 compared to the same period in 2013. In part, the higher level of expense reflects an insurance claim recovery in 2013 and higher credit card processing fees related to the increased sales volume in 2014.

Door Segment

Door sales in the first half of 2014 were $295,000 (3.6%) more than in the first six months of the previous year. As previously noted, the construction markets in general and within the State of Colorado continue to exhibit moderate improvement. The gross profit ratio in the first half of 2014 was 26.3%, compared to 22.2% in 2013. The improvement in the gross profit ratio is reflective of enhanced pricing levels from extremely competitive levels in the first half of 2013 and a change in product sales mix.

Sales and administrative expenses in the first half of 2014 increased by $76,000 compared to the first six months of 2013 principally due to higher incentive compensation. As a percentage of sales, these expenses were 14.3% and 13.9%, respectively, in the first six months of 2014 and 2013.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products industry group for the six months ended June 28, 2014 and June 29, 2013 (dollar amounts in thousands).

	Heating and Cooling	Evaporative Cooling
Six Months ended June 28, 2014
Revenues from external customers	$12,618	$15,804
Gross profit	2,655	3,853
Gross profit as a percent of sales	21.0%	24.4%
Segment operating (loss) income	(399)	1,649
Operating (loss) income as a percent of sales	(3.2)%	10.4%
Segment assets as of June 28, 2014	$16,095	$13,415
Return on assets	(2.5)%	12.3%

Six Months ended June 29, 2013
Revenues from external customers	$15,089	$16,226
Gross profit	4,162	3,960
Gross profit as a percent of sales	27.6%	24.4%
Segment operating income	1,214	1,843
Operating income as a percent of sales	8.0%	11.4%
Segment assets as of June 29, 2013	$15,440	$12,580
Return on assets	7.9%	14.7%

Heating and Cooling Segment

In the first half of 2014, approximately 63% of sales in the Heating and Cooling segment consisted of wall furnaces and heaters.  Fan coils accounted for 35% of the segment’s sales and other products made up the remaining 2%. In the first six months of 2013 these shares of total segment sales were 71%, 24% and 5%, respectively. Overall sales in the Heating and Cooling segment in the first six months of 2014 decreased by $2,471,000 (16.4%) compared to the same period in 2013.  Unit shipments of furnaces and heaters were 34.3% lower in the first half of 2014 compared to 2013. In the first quarter of 2013 colder temperatures throughout California drove furnace and heater sales to well above normal levels. Temperatures in the first quarter of 2014 in California were substantially warmer. The average selling price of furnaces and heaters in the first half of 2014 was approximately 8.8% higher than the previous year. As in the second quarter, the increase in the average price in the first half of 2014 is largely a function of the product sales mix.

Sales of fan coils increased by approximately $728,000 (19.5%) compared to the first six months of 2013. The increase in sales is reflective of increased construction spending in the lodging industry. Contribution margin is an internal measure of profitability for a product or product line. Contribution margin is measured by deducting variable manufacturing costs and variable selling expenses from sales for a particular product line. The fan coil contribution margin percentage in the first half of 2014 was at a satisfactory level and, as in the second quarter, about 1.0 percentage points lower than the first six months of 2013.

The Heating and Cooling segment’s gross profit ratio for the first six months of 2014 was 21.0% compared to 27.6% for the first half of 2013. The lower gross profit ratio is principally related to a reduced level of furnace production and the change in product mix as typically profit margins on furnaces and heaters are higher than the margin on fan coils.

Selling and administrative expenses in the first half of 2014 were essentially unchanged compared to the first six month of 2013. As a percentage of sales, selling and administrative expenses were 22.2% in the first half of 2014 compared to 18.2% in the first half of 2013.

Evaporative Cooling Segment

Unit sales of evaporative coolers in the first half of 2014 were down 6.6% compared to the first six months of 2013. The decrease in unit shipments all occurred in the first quarter of the year. Sales of evaporative coolers in the first half of 2014 decreased by $422,000, approximately 2.6%, compared to the same period in the prior year. Average selling prices per unit were approximately 4.5% higher compared to a year ago. Parts sales were higher in 2014 accounting for approximately one-half of the increase in the average price. As in the second quarter there was a higher ratio of single inlet and commercial coolers sold in the first half of 2014 compared to the same period 2013. The single inlet and commercial coolers are higher priced compared to standard residential models. The change in product mix accounted for the balance of the increase in the average price.  The gross profit ratio in the first six months of 2014 was 24.4%, unchanged from the first half of 2013. Selling and administrative expenses were only $57,000 (2.9%) higher in the first half of 2014. As a percentage of sales, selling and administrative expenses were 12.6% and 11.9% in the first half of 2014 and 2013, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements contained in this Quarterly Report have been prepared in accordance with accounting principles generally accepted in the United States of America which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 28, 2014 and December 28, 2013 and affect the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates.

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

OUTLOOK

The revenues of the CACS segment are dependent on the level of construction activity along the Front Range in Southern Colorado as well as the level of selling price. Construction activity has exhibited modest and thus far sustained improvement during the past eighteen months in the Colorado Springs markets; however construction activity in the Pueblo markets remains depressed. Concrete pricing has also improved although the pricing on most bid jobs remains highly competitive. The Company anticipates further improvement in the CACS segment operating results will depend on a sustained improvement in the Colorado Springs construction markets, the recovery of the Pueblo markets and the ability to maintain or enhance ready mix concrete prices especially in response to any increases in cement and/or fuel costs.

The Door segment’s sales are also, to a significant extent, reliant on new construction. Bidding activity remains at a healthy level; however the sales backlog of the Door segment at June 28, 2014 declined 11% compared to the June 29, 2013 level.

July typically marks the end of the selling season for evaporative coolers.

In-season furnace sales later this year will be largely weather-dependent. Fan coil sales are generally driven by the level of commercial construction, particularly the development of new hotels. Recent sales and bidding activity indicate that the commercial construction market is improving with 2014 year-to-date fan coil sales increasing 19.5% over the prior year period and an increase in the backlog of over 200% from a very weak level at June 29, 2013.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 4 to the condensed consolidated financial statements contained in this Quarterly Report for a discussion of recently issued accounting standards.

MATERIAL CHANGES TO CONTRACTUAL OBLIGATIONS

There were no material changes to contractual obligations that occurred during the quarter ended June 28, 2014.

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

Item 4.                     Controls and Procedures

(a)                     Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) as of June 28, 2014. The Chief Executive Officer and Chief Financial Officer, based on that evaluation, concluded that the Company’s disclosure controls and procedures are effective and were reasonably designed to ensure that all material information relating to the Company (including its subsidiaries) required to be disclosed in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission.

(b)                     Changes in Internal Control Over Financial Reporting.

The Company continually reassesses its internal control over financial reporting and makes changes as deemed prudent. During the quarter ended June 28, 2014, there were no material weaknesses identified in our review of internal control over financial reporting and no changes in the Company’s internal control over financial reporting occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Items 1, 1A, 3 and 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this Quarterly Report.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

The Company reserved 150,000 treasury shares representing the maximum number allowed to be granted under the 2010 Non-Employee Directors Stock Plan (“Plan”) to non-employee directors in lieu of the base director retainer fee. The Company issued a total of 12,000 shares to eight eligible board members effective February 12, 2014 as full payment of the base retainer fee for 2014. On February 11, 2013, the Company issued a total of 12,000 shares to eight eligible board members as full payment of the base retainer fee for 2013. At June 28, 2014, a total of 90,000 shares remain eligible for issuance under the Plan.

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

3

Registrant’s Restated Certificate of Incorporation dated May 28, 1975, as amended on May 24, 1978, May 27, 1987 and June 3, 1999 filed as Exhibit 3 to Form 10-K for the year ended January 1, 2005 (Accession # 0001104659-05-016256), incorporated by reference.

3a	Registrant’s By-laws, as amended September 19, 1975 filed herewith.

10

Third Amendment to Credit Agreement dated August 11, 2014, effective as of June 28, 2014 among Continental Materials Corporation, financial institutions that are or may from time to time become parties to the Credit Agreement and The PrivateBank and Trust Company, as Administrative Agent, filed herewith.

31.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and Rule 13a-14(d)/15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 filed herewith.

31.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and Rule 13a-14(d)/15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 filed herewith.

95	Mine Safety Disclosures filed herewith.

101

The following financial information from Continental Materials Corporation’s Quarterly Report on Form 10-Q for the period ended June 28, 2014 filed with the SEC on August 12, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Retained Earnings for the three and six-month periods ended June 28, 2014 and June 29, 2013, (ii) the Condensed Consolidated Balance Sheets at June 28, 2014 and December 28, 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 28, 2014 and June 29, 2013, and (iv) Notes to the Quarterly Condensed Consolidated Financial Statements.*

*     Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION

Date:	August 12, 2014	By:	/s/ Joseph J. Sum
Joseph J. Sum, Vice President
and Chief Financial Officer