Form 10-Q
period 2014-09-27
CONTINENTAL MATERIALS CORP
filed 2014-11-17
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.25 par value, shares outstanding at November 6, 2014: 1,650,167.

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 27, 2014 and DECEMBER 28, 2013

 (000’s omitted except share data)

	SEPTEMBER 27,
	2014	DECEMBER 28,
	(Unaudited)	2013
ASSETS
Current assets:
Cash and cash equivalents	$755	$924
Receivables, net	19,978	22,600
Receivable for insured losses	156	156
Inventories:
Finished goods	8,087	6,958
Work in process	1,329	985
Raw materials and supplies	8,826	8,269
Prepaid expenses	1,638	1,357
Refundable income taxes	243	812
Deferred income taxes	3,141	1,173

Total current assets	44,153	43,234

Property, plant and equipment, net	17,283	19,009

Goodwill	7,229	7,229
Amortizable intangible assets, net	79	118
Prepaid royalties	1,266	1,859
Other assets	1,367	513
Deferred income taxes	586	—

	$71,963	$71,962
LIABILITIES
Current liabilities:
Revolving bank loan payable	$3,700	$—
Accounts payable and accrued expenses	15,123	12,879
Liability for unpaid claims covered by insurance	156	156
Total current liabilities	18,979	13,035

Revolving bank loan payable	—	1,000
Long-term debt	—	3,408
Deferred income taxes	—	360
Other long-term liabilities	5,365	2,095
SHAREHOLDERS’ EQUITY
Common shares, $0.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,827	1,815
Retained earnings	60,868	65,529
Treasury shares, 924,097 and 936,097, at cost	(15,719)	(15,923)
	47,619	52,064

	$71,963	$71,962

See notes to condensed consolidated financial statements.

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE THREE MONTHS ENDED SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013

(Unaudited)

(000’s omitted except per-share amounts)

	SEPTEMBER 27,	SEPTEMBER 28,
	2014	2013

Net sales	$34,366	$28,865

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	29,895	24,069
Depreciation, depletion and amortization	764	669
Selling and administrative	4,567	4,460
Charges related to cessation of mining an aggregates deposit	5,657	—
Williams EcoLogix project expenses	—	16
Gain on disposition of property and equipment	—	12
	40,883	29,202

Operating loss	(6,517)	(337)

Interest expense, net	(94)	(95)

Other (expense) income, net	(15)	1

Net loss before income taxes	(6,626)	(431)

Benefit for income taxes	(2,533)	(189)

Net loss	(4,093)	(242)

Retained earnings, beginning of period	64,961	65,772

Retained earnings, end of period	$60,868	$65,530

Net loss per basic and diluted share	$(2.48)	$(.15)

Average shares outstanding	1,650	1,639

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE NINE MONTHS ENDED SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013

(Unaudited)

(000’s omitted except per-share amounts)

	SEPTEMBER 27,	SEPTEMBER 28,
	2014	2013

Net sales	$98,557	$87,935

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	83,813	72,291
Depreciation, depletion and amortization	2,245	2,328
Selling and administrative	14,011	13,696
Charges related to cessation of mining an aggregates deposit	5,657	—
Williams EcoLogix project expenses	—	726
Gain on disposition of property and equipment	1	10
	105,725	89,031

Operating loss	(7,168)	(1,096)

Interest expense, net	(303)	(274)

Other (expense) income, net	(15)	19

Loss before income taxes	(7,486)	(1,351)

Benefit for income taxes	(2,825)	(493)

Net loss	(4,661)	(858)

Retained earnings, beginning of period	65,529	66,388

Retained earnings, end of period	$60,868	$65,530
Net loss per basic and diluted share	$(2.83)	$(.52)

Average shares outstanding	1,648	1,642

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013

(Unaudited)

(000’s omitted)

	SEPTEMBER 27, 2014	SEPTEMBER 28, 2013

Net cash provided by operating activities	$2,175	$1,819

Investing activities:
Capital expenditures	(1,637)	(1,999)
Cash proceeds from sale of property and equipment	1	74
Net cash used in investing activities	(1,636)	(1,925)

Financing activities:
Borrowings against the revolving bank loan, net	2,700	—
Repayment of long-term debt	(3,408)	(375)
Payments to acquire treasury stock	—	(125)

Net cash used in financing activities	(708)	(500)

Net decrease in cash and cash equivalents	(169)	(606)
Cash and cash equivalents:
Beginning of period	924	1,734

End of period	$755	$1,128

Supplemental disclosures of cash flow items:
Cash paid during the nine months for:
Interest, net	$313	$307
Income taxes (refunded) paid, net	(478)	(626)

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

NOTES TO THE QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED SEPTEMBER 27, 2014

(Unaudited)

1.              Basis of Presentation:

The unaudited interim condensed consolidated financial statements included herein are prepared pursuant to the Securities and Exchange Commission rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual consolidated financial statements have been omitted. The condensed consolidated balance sheet of Continental Materials Corporation (the “Company”) as of December 28, 2013 has been derived from the audited consolidated balance sheet of the Company as of that date. The interim condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K. In the opinion of management, the condensed consolidated financial statements include all adjustments (see Note 8 regarding certain adjustments recorded during the quarter ended September 27, 2014 that were other than normal recurring adjustments) necessary for a fair statement of the results for the interim periods. Certain reclassifications have been made to the 2013 consolidated financial statements to conform to the 2014 presentation. The reclassifications had no effect on the consolidate results of operations, the net change in cash or the total assets, liabilities or shareholders’ equity of the Company.

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

5.              Operating results for the first nine months of 2014 are not necessarily indicative of performance for the entire year due to the seasonality of most of the Company’s products. Historically, sales of the Evaporative Cooling segment are higher in the first and second quarters, sales of the Concrete, Aggregates and Construction Supplies (CACS) segment are higher in the second and third quarters and sales of the Heating and Cooling segment are higher in the third and fourth quarters. Sales of the Door segment are generally more evenly spread throughout the year.

6.              There is no difference in the calculation of basic and diluted earnings per share (EPS) for the three-month or nine-month periods ended September 27, 2014 and September 28, 2013 as the Company does not have any dilutive instruments.

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

The following table presents information about reported segments for the nine-month and three-month periods ended September 27, 2014 and September 28, 2013 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (dollar amounts in thousands):

	Construction Products			HVAC Products
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Other	Total
2014
Nine Months ended September 27, 2014
Revenues from external customers	$43,526	$12,439	$55,965	$21,091	$21,490	$42,581	$11	$—	$98,557
Depreciation, depletion and amortization	1,403	103	1,506	387	314	701	38	—	2,245
Operating (loss) income	(7,734)	1,087	(6,647)	27	1,746	1,773	(2,294)	—	(7,168)
Segment assets	32,194	6,711	38,905	17,761	11,592	29,353	3,571	134	71,963
Capital expenditures (b)	1,258	37	1,295	163	179	342	—	—	1,637
Three Months ended September 27, 2014
Revenues from external customers	$16,185	$4,018	$20,203	$8,473	$5,686	$14,159	$4	$—	$34,366
Depreciation, depletion and amortization	483	32	515	130	105	235	14	—	764
Operating income (loss)	(6,376)	151	(6,225)	426	97	523	(815)	—	(6,517)
Segment assets	32,194	6,711	38,905	17,761	11,592	29,353	3,571	134	71,963
Capital expenditures (b)	33	2	35	52	45	97	—	—	132

	Construction Products			HVAC Products
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Other	Total
2013
Nine Months ended September 28, 2013
Revenues from external customers	$31,395	$12,117	$43,512	$21,965	$22,419	$44,384	$10	$29	$87,935
Depreciation, depletion and amortization	1,616	93	1,709	309	269	578	41	—	2,328
Operating (loss) income	(2,829)	992	(1,837)	1,297	2,418	3,715	(2,184)	(790)	(1,096)
Segment assets (a)	26,471	6,837	33,308	18,748	12,118	30,866	7,654	134	71,962
Capital expenditures (b)	939	57	996	520	477	997	6	—	1,999
Three Months ended September 28, 2013
Revenues from external customers	$11,801	$3,991	$15,792	$6,876	$6,193	$13,069	$4	$—	$28,865
Depreciation, depletion and amortization	431	31	462	103	90	193	14	—	669
Operating (loss) income	(707)	382	(325)	83	575	658	(654)	(16)	(337)
Segment assets (a)	26,471	6,837	33,308	18,748	12,118	30,866	7,654	134	71,962
Capital expenditures (b)	792	18	810	136	237	373	—	—	1,183

(a)       Segment assets are as of December 28, 2013.

(b)       Capital expenditures are presented on the accrual basis of accounting.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last Annual Report on Form 10-K.

8.              In September of 2014 the Company ceased operations at its leased gravel operation in Pueblo, Colorado. This aggregate operation incurred significant operating losses in all but two years since 2005. The principal reasons for the operating losses were the high ratio of sand to rock and the high cost of complying with water augmentation requirements. Except for the sand required in the production of concrete, the demand for sand in the Pueblo area is very weak. The decision to shut down the Pueblo aggregate operation resulted in significant accounting charges in the third quarter of 2014. The Company recorded $4,000,000 to reflect the costs to backfill the mined gravel pit from a previous mining phase. Prior to the shutdown the reclamation plan was to fill this pit with waste material and tailings from the ongoing gravel operation. The Company also wrote-off $1,257,000 of unamortized deferred development expenses and the write-off of $400,000 of prepaid royalties related to the minimum annual royalties paid during the period of operation. The Company has filed suit in federal court in Denver, Colorado seeking, among other things, to rescind the sand and gravel lease and to recover approximately $1,259,000 of royalties paid in error. The sand and gravel lease called for the payments of a royalty on 50,000,000 tons of sand and gravel reserves. Through the end of the third quarter of 2014 approximately 17,500,000 tons have been paid for, including the amounts paid in error. After consideration of all facts and circumstances, including discussions with legal counsel, management concluded that no reserve was required to be recorded against the $1,259,000 of overpaid royalties nor was a liability required to be recorded for royalties related to the remaining 32,500,000 of unmined sand and gravel.

9.              Identifiable amortizable intangible assets as of September 27, 2014 include a restrictive land covenant and customer relationships. At September 27, 2014, these assets were collectively carried at $79,000, net of $641,000 accumulated amortization. The pre-tax amortization expense for intangible assets during the quarter ended September 27, 2014 was $13,000 compared to $14,000 for the quarter ended September 28, 2013, and was $39,000 for the nine months ended September 27, 2014 as compared to $44,000 for the nine months ended September 28, 2013.

Based upon the intangible assets recorded on the balance sheet at September 27, 2014, amortization expense for the next five years is estimated to be as follows: 2014 — $52,000; 2015 — $45,000; 2016 — $21,000, and zero thereafter.

10.       The Company issued a total of 12,000 shares to the eight eligible board members effective February 12, 2014 as full payment for their 2014 retainer fee. The Company issued a total of 12,000 shares to the eight eligible board members effective February 11, 2013 as full payment for their 2013 retainer fee. All shares were issued under the 2010 Non-Employee Directors Stock Plan.

11.       The Company entered into a Fourth Amendment to Credit Agreement (the “Credit Agreement”) on November 13, 2014 to, among other things; modify the financial covenants on the terms and conditions set forth therein. Borrowings under the Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles, certain real estate and the common stock of all of the Company’s subsidiaries. The Company entered into the Fourth Amendment to the Credit Agreement to defer the Fixed Charge Coverage Ratio covenant until the first quarter of fiscal 2015, to reduce the Minimum Tangible Net Worth requirement to $31,000,000 commencing with the Computation Period ending September 27, 2014, to add a Minimum Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) requirement of negative $130,000 for the fiscal quarter ending September 27, 2014 and $500,000 for the fiscal quarter ending January 3, 2015 and to redefine the term EBITDA. Borrowings bear interest based on a London Interbank Offered Rate (LIBOR) or prime rate based option.

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

•      The Minimum Fixed Charge Coverage Ratio is not permitted to be below 1.15 to 1.0 any Computation Period ending April 4, 2015 and each Fiscal Quarter end thereafter.

•      The Company must not permit EBITDA to be less than negative $100,000 for the fiscal quarter ending September 27, 2014 (which the Company has met) or less than $500,000 for the fiscal quarter ended January 3, 2015.

•      The Company must maintain a Minimum Tangible Net Worth as of the last day of any Computation Period (commencing with the Computation Period ending September 27, 2014) to be less than $31,000,000 (provided that the required amount of Tangible Net Worth shall increase (but not decrease) each Fiscal Year, commencing with Fiscal 2015, by an amount equal to 50% of the Consolidated Net Income for the immediately preceding Fiscal Year.

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

•      Fixed Charge Coverage Ratio is defined as, for any computation period, the ratio of (a) the sum for such period of (i) EBITDA minus (ii) the sum of income taxes paid in cash and all unfinanced capital expenditures to (b) the sum for such period of (i) interest expense, plus (ii) required payments of principal of funded debt.

•      Balance Sheet Leverage Ratio is defined as the ratio of Total Debt to Tangible Net Worth.

•      EBITDA means for any Computation Period (or another time period to the extent expressly provided for in the Credit Agreement) the sum of the following with respect to the Company and its Subsidiaries each as determined in accordance with GAAP: (a) Consolidated Net Income, plus (b) federal, state and other income taxes deducted in the determination of Consolidated Net Income, plus (c) Interest Expense deducted in the determination of Consolidated Net Income, plus (d) depreciation, depletion and amortization expense deducted in the determination of Consolidated Net Income, plus (e) charges deducted in the determination of Consolidated Net Income (not to exceed $5,757,000 in the aggregate) directly related to the closing and reclamation of the Pueblo aggregates mining site, plus (f) any other non-cash charges and any extraordinary charges deducted in the determination of Consolidate Net Income, including any asset impairment charges (including write downs of goodwill), minus (g) any gains from Asset Dispositions, any extraordinary gains and any gains from discontinued operations included in the determination of Consolidated Net Income.

Outstanding funded debt (term debt and revolving credit) was $3,700,000 as of September 27, 2014 compared to $3,533,000 as of September 28, 2013. The highest balance outstanding during the first nine months of 2014 and 2013 was $8,000,000 and $3,533,000, respectively. Average outstanding funded debt was $3,912,000 and $3,658,000 for the first nine months of 2014 and 2013, respectively. At June 28, 2014, the Company had outstanding letters of credit totaling $5,415,000. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the available borrowing capacity exceeded the cash needs of the Company and this situation is expected to continue for the foreseeable future.

The Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement, will be sufficient to cover expected cash needs, including planned capital expenditures, for the next twelve months. The Company expects to meet or exceed the covenants included in the Amended Credit Agreement for all succeeding Computation Periods.

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

In addition, as discussed in Note 8, the Company has filed suit in federal court in Denver, Colorado seeking, among other things, to rescind the sand and gravel lease and to recover approximately $1,259,000 of royalties paid in error. The sand and gravel lease called for the payments of a royalty on 50,000,000 tons of sand and gravel reserves. Through the end of the third quarter of 2014 approximately 17,500,000 tons have been paid for, including the amounts paid in error.

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

Liquidity and Capital Resources

Various factors affect the sales of the Company’s products which in turn, can impact the Company’s liquidity and capital resources. Historically, the Company has experienced operating losses during the first quarter except when construction activity is strong along the Southern Front Range of Colorado and the weather is mild. Operating results typically improve in the second and third quarters reflecting more favorable weather conditions in Colorado and the seasonal sales of the Evaporative Cooling segment. Fourth quarter results can vary based on weather conditions in Colorado as well as in the principal markets for the

Company’s heating equipment. Notwithstanding weather conditions, however, the Company expects construction activity along the Southern Front Range of Colorado to continue to improve from the very depressed levels experienced in 2009 through 2012.

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

Cash provided by operations was $2,175,000 during the first nine months of 2014 compared to the $1,819,000 of cash provided during the first nine months of 2013. The Company’s operating cash flow during the quarter was positive despite the operating loss of $6,517,000 largely due to $5,657,000 of charges related to the cessation of mining the leased Pueblo, Colorado aggregates operation. None of these charges used cash during the nine months ended September 27, 2014. Additionally, changes in working capital, primarily a decrease in accounts receivable and an increase in accounts payable and accrued expenses, provided additional cash. The Company’s operating cash flow during the first nine months of 2013 was positive despite the operating loss primarily due to a decrease in receivables and the proceeds from the sale of the real estate held for resale.

During the nine months ended September 27, 2014, investing activities used $1,636,000 of cash compared to the $1,925,000 of cash used in the prior year’s period. Capital expenditures were $1,637,000 during the first nine months of 2014 compared to $1,999,000 during the comparable period of 2013.

Financing activities during the first nine months of 2014 used $708,000. Financing activities during the first nine months of 2013 used $500,000. Bank debt was reduced by $708,000 during the 2014 nine-month period compared to $375,000 during the comparable 2013 period. The Company also repurchased $125,000 of its stock in June 2013.

The Credit Agreement

As discussed in Note 11 to the condensed consolidated financial statements contained in this Quarterly Report, the Company maintains a Credit Agreement, which as amended, provides for a Revolving Commitment of $18,000,000. Borrowings under the Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles, certain real estate and the common stock of all of the Company’s subsidiaries. The Company entered into a Fourth Amendment to the Credit Agreement (the “Credit Agreement”) on November 13, 2014 to defer the Fixed Charge Coverage Ratio covenant until the first quarter of fiscal 2015, to reduce the Minimum Tangible Net Worth requirement to $31,000,000 commencing with the Computation Period ending September 27, 2014, to add a Minimum EBITDA requirement of negative $130,000 for the fiscal quarter ending September 27, 2014 and $500,000 for the fiscal quarter ending January 3, 2015 of $500,000 and to redefine the term EBITDA. Borrowings under the Revolving Commitment are limited to 80% of eligible accounts receivable and 50% of eligible inventories. Borrowings under the Credit Agreement bear interest based on a LIBOR or prime rate based option.

The Credit Agreement either limits or requires prior approval by the lender of additional borrowings, acquisition of stock of other companies, purchase of treasury shares and payment of cash dividends. Payment of accrued interest is due monthly or at the end of the applicable LIBOR period. The Credit Agreement has a maturity date of May 1, 2016.

The Company had outstanding borrowings against the revolving credit facility $3,700,000 at September 27, 2014. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the entire revolving credit facility was available to the Company.

The Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement will be sufficient to cover expected cash needs, including planned capital expenditures, for the next twelve months. The Company expects to be in compliance with all loan covenants for all succeeding Computation Periods.

Results of Operations - Comparison of the Three Months Ended September 27, 2014 to the Three Months Ended September 28, 2013

(In the ensuing discussions of the results of operations the Company defines the term gross profit as the amount determined by deducting cost of sales before depreciation, depletion and amortization from sales. The gross profit ratio is gross profit divided by sales.)

Consolidated sales in the third quarter of 2014 were $34,366,000, an increase of $5,501,000 or 19.1% compared to the third quarter of 2013. Sales in the CACS segment increased $4,384,000 (37.1%). Sales of ready mix concrete, aggregates and construction supplies all increased during the quarter reflecting the continuing improvement in the Colorado Springs construction market although the Pueblo construction market continues to be stagnant. Sales in the Heating and Cooling segment improved by $1,597,000 (23.2%) as September furnace sales registered a good beginning to the furnace selling season. Fan coil sales also improved in the 2014 quarter as construction in the lodging industry has improved the past two years from a very slow level of activity. Sales in the Evaporative Cooling segment were $507,000 (8.2%) lower in the third quarter of 2014 compared to the third quarter of the prior year. Sales in the Door segment were relatively constant, increasing $27,000 in the third quarter of 2014 compared to the comparable 2013 quarter.

The consolidated gross profit ratio in the third quarter of 2014 was 13.0% compared to 16.6% in the same period of 2013. The decline in the gross profit ratio was experienced in all four segments and is addressed in the discussion of segments, below.

Consolidated selling and administrative expenses during the third quarter of 2014 increased $107,000 from the comparable 2013 quarter, excluding expenses related to the WEI project, primarily due to an increase in employee healthcare costs. As a percentage of consolidated sales, selling and administrative expenses were 13.3% in the third quarter of 2014 compared to 15.5% in the third quarter of 2013.

As discussed in Note 8, during the third quarter of 2014, the Company recorded various charges related to the cessation of mining at the leased Pueblo, Colorado aggregate operation. The charges consisted of $4,000,000 of reclamation expenses, the write-off of $1,257,000 of unamortized deferred development expenses and the write-down of $400,000 of prepaid royalties.

Depreciation and amortization charges of $764,000 in the third quarter of 2014 were higher than the $669,000 incurred in the third quarter of 2013 reflecting the recent increase in capital expenditures.

The operating loss in the third quarter of 2014 was $6,517,000 compared to an operating loss of $337,000 in the third quarter of the prior year largely due to the $5,657,000 of charges in the CACS segment related to the cessation of mining at the Pueblo aggregate operation. The operating results for the third quarter of 2014 improved in the Heating and Cooling segment as well as the CACS segment, excluding the charges of $5,657,000, compared to the 2013 third quarter while the Evaporative Cooling and Door segments both reported a decline. Sales volumes were the main drivers for the change in operating results for all of the segments other than the Door segment which declined primarily due to tight pricing on one large, competitively bid job completed during the quarter.

Net interest expense includes interest on outstanding funded debt, finance charges on outstanding letters of credit, the fee on the unused revolving credit line and other recurring fees charged by the lending bank. In the third quarter of 2014 net interest expense was $94,000 compared to $95,000 in the third quarter of 2013. The weighted average interest rate on outstanding funded debt in the third quarter of 2014, including the fee on the unused line of credit and other recurring bank charges but excluding finance charges on letters of credit was approximately 5.6% compared to 6.4% in the third quarter of 2013. Average outstanding funded debt in the third quarter of 2014 was $4,167,000 compared to $3,533,000 in the third quarter of 2013.

The Company’s effective income tax rate reflects federal and state statutory income tax rates adjusted for non-deductible expenses, tax credits and other tax items. The estimated effective income tax rate in the third quarter of 2014 was a benefit of 38.2% compared to an estimated benefit of 43.9% for the third quarter of 2013.

The Company operates four businesses in two industry groups. The businesses are generally seasonal, weather sensitive and subject to cyclical factors. The following addresses various aspects of operating performance focusing on the reportable segments within each of the two industry groups.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products industry group for the three months ended September 27, 2014 and September 28, 2013 (dollar amounts in thousands):

	Concrete, Aggregates and Construction Supplies	Doors
Three Months ended September 27, 2014
Revenues from external customers	$16,185	$4,018
Gross profit	642	814
Gross profit as a percent of sales	4.0%	20.1%
Segment operating (loss) income	(6,376)	151
Operating (loss) income as a percent of sales	(39.4)%	3.8%
Segment assets as of September 27, 2014	$32,194	$6,711
Return on assets	(19.8)%	2.3%

Three Months ended September 28, 2013
Revenues from external customers	$11,801	$3,991
Gross profit	697	931
Gross profit as a percent of sales	5.9%	23.3%
Segment operating (loss) income	(707)	382
Operating (loss) income as a percent of sales	(6.0)%	9.6%
Segment assets as of September 28, 2013	$32,216	$6,660
Return on assets	(2.2)%	5.7%

Concrete, Aggregates and Construction Supplies Segment

The product offerings of the CACS segment consist of ready mix concrete, aggregates and construction supplies. Ready mix concrete and aggregates are produced at multiple locations in or near Colorado Springs and Pueblo, Colorado. Construction supplies encompass numerous products purchased from third party suppliers and sold to the construction trades particularly concrete sub-contractors. In the third quarter of 2014, concrete, aggregates and construction supplies accounted for approximately 71%, 22% and 7% of the sales of the CACS segment, respectively, including aggregates consumed internally in the production of concrete. In the third quarter of 2013, the sales mix between concrete, aggregates and construction supplies was 70%, 21% and 9%, respectively. Sales including aggregates consumed internally increased by $5,083,000 (37.1%). Sales to third parties increased $4,384,000, also 37.1%. The higher sales reflect a continuing general improvement in the local construction markets, more so in the Colorado Springs area. The Pueblo construction market has largely been stagnant. In addition, in the third quarter of 2014 the Company provided ready mix concrete for a wind energy project in Limon, Colorado. The sales to this project were $1,479,000. There was no similar project in the third quarter of 2013.

Concrete volume, including the Limon project, was 16.7% higher in the third quarter of 2014 compared to the prior year quarter. However, all of this increased volume was attributable to the Limon project. Otherwise the concrete volume in the third quarter of 2014 was virtually the same as the prior year quarter. Average concrete prices increased by approximately 8.3% compared to 2013. Excluding the impact of the Limon project on average prices, concrete prices rose 9.4% compared to the third quarter of 2013. Most of this increase is reflective of higher selling prices as changes in product mix had a nominal impact on the average selling price. While concrete prices have increased, the market remains sharply competitive especially on large construction projects. Cement costs per yard increased by 7.8% in the third quarter of 2014 compared to the same period in 2013. Cement is the highest cost raw material used in the production of ready mix concrete. Batching cash costs per yard were 22.0% higher in the third quarter of 2014 compared to the third quarter of 2013. Excluding the impact of the Limon job, batching costs per yard were up by 18.7%. Delivery cash costs per yard were 4.7% lower. However, excluding the favorable impact of the Limon job, serviced by a portable plant set at the site of the job, delivery cash costs per yard were 8.8% higher in the third quarter of 2014 compared to the prior year quarter. The use of independent contract trucking services was more prevalent in 2014 compared to the prior year. The gross profit ratio from concrete declined from 6.5% in the third quarter of 2013 to 5.1% in 2014. Excluding the impact of the Limon job, that incurred a loss of $126,000 in the third quarter of 2014, the gross profit ratio of the remainder of the ready mix business improved to 7.1%. Sales of flow fill material were not material in either quarter.

The CACS segment also produces and sells sand, crushed limestone and gravel (collectively “aggregates”) from deposits in and around Colorado Springs and Pueblo, Colorado. In the third quarters of 2014 and 2013, aggregates were produced from four separate locations; two in or near Colorado Springs and two in or near Pueblo.

In September of 2014 the Company ceased operations at its leased aggregate operation in Pueblo, Colorado. This aggregate operation incurred significant operating losses in all but two years since 2005. The principal reasons for the operating losses were the high ratio of sand to rock and the high cost of complying with water augmentation requirements. Except for the sand required in the production of concrete, the demand for sand in the Pueblo area is very weak. The decision to shut down the Pueblo aggregate operation resulted in significant accounting charges in the third quarter of 2014 as follows:

•                  A charge of $4,000,000 to reflect the costs to backfill the mined gravel pit from a previous mining phase. Prior to the shutdown the reclamation plan was to fill this pit with waste material and tailings from the ongoing gravel operation.

•                  A write-off of $1,257,000 of the unamortized deferred mine development costs associated with the Pueblo aggregate operation.

•                  A write-down of $400,000 of the prepaid royalty related to the sand and gravel lease.

In addition, the Company has filed suit in federal court in Denver, Colorado seeking, among other things, to rescind the sand and gravel lease and to recover approximately $1,259,000 of royalties paid in error. The sand and gravel lease called for the payments of a royalty on 50,000,000 tons of sand and gravel reserves. Through the end of the third quarter of 2014 approximately 17,500,000 tons have been paid for, including the amounts paid in error.

Sales volume (tons) of construction aggregates, including those used internally in the production of ready mix concrete, increased by 29.1% in the third quarter of 2014 compared to the third quarter of 2013. Average selling prices, excluding delivery charges, decreased 1.9%. The change in average price reflects a combination of price increases and a change in product mix. At the Colorado Springs sand operation average price was lower due to a higher level of sales of unprocessed fill sand. Fill sand is a lower priced product as it requires less processing. Net sales of construction aggregates, including those consumed internally in the production of concrete but excluding delivery charges, increased by 21.7%. The Company’s Colorado Springs’ sand operation also produces industrial sand used in well fracking, the production of stucco and other purposes.  As a percentage of total tons of aggregates sold in the third quarter of 2014 and 2013, industrial sand sales were only approximately 1.1% and 1.4%, respectively. Overall production volume of all limestone sand and gravel products was 1.7% lower in the third quarter of 2014 compared to the same period in 2013 in part reflecting the shutdown of the Pueblo aggregates operation in early September. The loss (negative gross profit) from all aggregate operations in the third quarter of 2014 was $159,000 compared to a loss of $69,000 in the third quarter of 2013. The gross profit from the Colorado Springs sand operation fell by $284,000 due to higher operating costs. The loss from the Pueblo gravel operation was $429,000 in the third quarter of 2014 compared to a loss of $529,000 in the prior year quarter.

Sales of construction supplies increased by only $70,000 (6.3%) in the third quarter of 2014 compared to the prior year quarter. The gross profit decreased to 10.8% from 13.0% in 2013.

Depreciation expense increased by $52,000 reflecting the recent increase in capital spending.

Selling and administrative expenses were $105,000 lower in the third quarter of 2014 compared to the same period in 2013. The lower expense reflects the favorable outcome of a bankruptcy reorganization of a former customer. The company had previously provided a reserve of $250,000 against the amounts due from this customer. As a result of the favorable reorganization, the company was able to reduce it reserve for bad debts by $200,000.

The prices of two commodities, cement and diesel fuel, can have a significant effect on the results of operations of this segment.  Management negotiates cement prices with producers who have production facilities in or near the concrete markets that the Company serves. Management may negotiate separate cement prices for large construction projects depending on the demand for and availability of cement from the local producers. The Company buys diesel fuel from local distributors and occasionally enters into a short term arrangement with a distributor whereby the price of diesel fuel is fixed for a period of up to six months. In the past year the Company has not hedged diesel fuel prices. Increases in the cost of these two commodities have a direct effect on the results of operations depending upon whether competitive conditions prevailing in the marketplace enable the company to adjust its selling prices to recover the increased costs.

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

Door sales in the third quarter of 2014 were essentially unchanged compared to the third quarter of the previous year. Bidding activity since the beginning of 2012 has remained steady although bid prices are still competitive. The gross profit ratio in the third quarter of 2014 was 20.1%, down from 23.3% in the comparable quarter of 2013. The decrease in the gross profit ratio is principally due to sharper pricing on some of the larger bid jobs shipped in the third quarter of 2014.

Sales and administrative expenses increased by $113,000 compared to the third quarter of 2013 mostly reflecting higher employee healthcare costs. As a percentage of sales, sales and administrative expenses were 15.7% and 13.0%, respectively, in the third quarters of 2014 and 2013.

The Door segment sales backlog at the end of the third quarter of 2014 was $4,954,000 compared to $5,479,000 a year ago.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products industry group for the three months ended September 27, 2014 and September 28, 2013 (dollar amounts in thousands):

	Heating and Cooling	Evaporative Cooling
Three Months ended September 27, 2014
Revenues from external customers	$8,473	$5,686
Gross profit	1,928	1,084
Gross profit as a percent of sales	22.8%	19.1%
Segment operating income	426	97
Operating income as a percent of sales	5.0%	1.7%
Segment assets as of September 27, 2014	$17,761	$11,592
Return on assets	2.4%	.8%

Three Months ended September 28, 2013
Revenues from external customers	$6,876	$6,193
Gross profit	1,603	1,561
Gross profit as a percent of sales	23.3%	25.2%
Segment operating income	83	575
Operating income as a percent of sales	1.2%	9.3%
Segment assets as of September 28, 2013	$17,937	$11,209
Return on assets	.5%	5.1%

Heating and Cooling Segment

In the third quarter of 2014, approximately 75% of sales in the Heating and Cooling segment consisted of wall furnaces and heaters. Fan coils accounted for 24% of the segment’s sales and other products made up the remaining 1%. In the third quarter of 2013 these shares of total segment sales were 77%, 18% and 5%, respectively. Overall sales in the Heating and Cooling segment in the third quarter of 2014 increased by $1,597,000 (23.2%) compared to the same period in 2013. Unit shipments of furnaces and heaters were 12.5% higher in the third quarter of 2014 compared to the third quarter of 2013. This principally reflects a higher level of initial orders for the upcoming heating season. Average selling prices for furnaces and heaters were about 2.2% higher compared to a year ago.

Sales of fan coils increased by $909,000 compared to the third quarter of 2013. The pace of new construction spending in the lodging industry has improved over the last year or two. Typically, approximately 90% of the sales of fan coils are custom-made systems for hotels and other commercial buildings. Fan coil jobs are obtained through a competitive bidding process. Since every bid job is a unique configuration of materials and parts, the company does not track units of sales or production as such unit volume data would not be useful in managing the business. Management focuses on the current level of sales, the sales backlog, and the contribution margin in managing the fan coil business. Contribution margin is measured by deducting variable manufacturing costs and variable selling expenses from sales for a particular product line and is used as an internal measure of profitability for a product or product line. The fan coil contribution margin percentage in the third quarter of 2014 was at a satisfactory level and was approximately 6.5 percentage points higher compared to the third quarter of 2013. The fan coil sales backlog at the end of the third quarter of 2014 was approximately $2,043,000 compared to $1,247,000 a year ago.

The Heating and Cooling segment’s gross profit ratio for the third quarter of 2014 was 22.8% compared to 23.3% in the third quarter of 2013. The lower gross profit ratio is attributable to the fact that fan coils accounted for a larger proportion of sales in 2014. The profit margins on fan coils are typically lower than those pertaining to furnaces and heaters.

Selling and administrative expenses in the third quarter of 2014 were $45,000 lower than the third quarter of the previous year.  As a percentage of sales, selling and administrative expenses were 16.2% in the third quarter of 2014 compared to 20.6% in 2013.

Evaporative Cooling Segment

Unit sales of evaporative coolers in the third quarter of 2014 were approximately 14.7% lower than in the third quarter of 2013. Sales revenues decreased by $507,000, approximately 8.2%, compared to the same period in the prior year. Average selling prices, excluding the effect parts sales, were 2.9% higher compared to the year ago quarter. There was a higher ratio of single inlet and industrial coolers sold in the third quarter of 2014 compared to the same quarter in 2013. The single inlet and industrial coolers are higher priced compared to the standard residential models. The gross profit ratio in the third quarter of 2014 was 19.1% compared to 25.2% a year ago. The lower gross profit ratio is attributable to a decreased production level and some increases in factory overhead expenses.

Selling and administrative expenses were slightly lower in the third quarter of 2014. As a percentage of sales, selling and administrative expenses were 15.5% and 14.5% in the third quarter of 2014 and 2013, respectively.

Both businesses in the HVAC group are sensitive to changes in prices for a number of different raw materials, commodities and purchased parts. Prices of steel and copper in particular can have a significant effect on the results of operations of this group. Neither company is currently a party to any hedging arrangements with regard to steel or copper.

Results of Operations - Comparison of Nine Months Ended September 27, 2014 to Nine Months Ended September 28, 2013

(In the ensuing discussions of the results of operations the Company defines the term gross profit as the amount determined by deducting cost of sales before depreciation, depletion and amortization from sales. The gross profit ratio is gross profit divided by sales.)

Consolidated sales in the first nine months of 2014 were $98,557,000, an increase of $10,622,000 or 12.1% compared to the first nine months of 2013. Sales in the CACS segment increased $12,131,000 (38.6%) while sales in the Door segment improved by approximately 2.7%. The increase in sales in the CACS segment is primarily due to the continuing improvement in the Colorado Springs construction market. Sales in the two HVAC segments were both down approximately 4.0% in the first nine months of 2014 compared to the first nine months of 2013. The Company believes that colder temperatures in the first quarter of 2013 throughout California, a principal wall furnace market, drove wall furnace shipments to higher than normal levels during the first three months of 2013. Sales in the Company’s Evaporative Cooler segment were modestly lower in the first nine months of 2014 compared to the first nine months of 2013.

The consolidated gross profit ratio in the first nine months of 2014 was 15.0% compared to 17.8% in the first nine months of 2013. The gross profit ratio declined in both of the HVAC segments more than offsetting an improvement in the ratio for the Door segment. While the gross profit ratio in the CACS segment remained virtually the same for the two periods, it had a dampening effect on the consolidated ratio for the first nine months of 2014 compared to the 2013 period due to the greater proportion of this segment’s 2014 sales to the consolidated sales (44.2%) as compared to the 2013 proportion of consolidated sales (35.7%).

Selling and administrative expenses in the first nine months of 2014 were $14,011,000 compared to $13,696,000 in the first nine months of 2013, excluding expenses related to the WEI project. The Door segment reported the largest increase which was comprised of higher compensation and the addition of a sales person. An increase in employee healthcare costs, incurred by the Corporate office as well as the other segments, also contributed to the overall increase in selling and administrative expenses. As a percentage of consolidated sales, selling and administrative expenses were 14.2% in the first nine months of 2014 compared to 15.6% in the same period of the prior year.

As discussed in the quarter’s results above, the Company recorded $5,657,000 of charges related to the cessation of mining at the leased Pueblo Colorado aggregates site during the third quarter of 2014.

Depreciation and amortization charges in the first nine months of 2014 were $2,245,000 compared to $2,328,000 for the first nine months of 2013. This reduction reflects the reduced level of capital spending in recent years especially in the CACS segment.

The Company ceased all activities related to WEI during 2013 and recorded a $726,000 charge of which the final $16,000 was recorded during the third quarter of 2013.

The operating loss, including the cessation of mining charges of $5,657,000, was $7,168,000 in the first nine months of 2014. The operating loss, including the WEI expenses of $726,000, was $1,096,000 in the first nine months of 2013. Without those two charges, the operating losses for 2014 and 2013 were $1,511,000 and $370,000, respectively. Despite the increase in sales, the higher operating loss is reflective of the decline in the gross profit ratio as well as an increase in employee medical costs and workers’ compensation costs.

In the first nine months of 2014 net interest expense was $303,000 compared to $274,000 in 2013. The weighted average interest rate on outstanding funded debt in the first nine months of 2014, including the fee on the unused line of credit and other recurring bank charges but excluding finance charges on letters of credit was approximately 5.3% compared to 7.1% in 2013. Average outstanding funded debt in the first nine months of 2014 was $4,939,000 compared to $3,658,000 during the first nine months of 2013.

The Company’s effective income tax rate reflects federal and state statutory income tax rates adjusted for non-deductible expenses, tax credits and other tax items. The estimated effective income tax rate related to the operating loss in the first nine months of 2014 was 37.7% compared to 36.5% for the first nine months of 2013.

A discussion of operations by segment follows.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products industry group for the nine months ended September 27, 2014 and September 28, 2013 (dollar amounts in thousands):

	Concrete, Aggregates and Construction Supplies	Doors
Nine Months ended September 27, 2014
Revenues from external customers	$43,526	$12,439
Gross profit	2,189	3,025
Gross profit as a percent of sales	5.0%	24.3%
Segment operating (loss) income	(7,734)	1,087
Operating (loss) income as a percent of sales	(17.8)%	8.7%
Segment assets as of September 27, 2014	$32,194	$6,711
Return on assets	(24.0)%	16.2%

Nine Months ended September 28, 2013
Revenues from external customers	$31,395	$12,117
Gross profit	1,574	2,733
Gross profit as a percent of sales	5.0%	22.6%
Segment operating (loss) income	(2,829)	992
Operating (loss) income as a percent of sales	(9.0)%	8.2%
Segment assets as of September 28, 2013	$32,216	$6,660
Return on assets	(8.8)%	14.9%

Concrete, Aggregates and Construction Supplies Segment

In the first nine months of 2014 concrete, aggregates and construction supplies accounted for approximately 71%, 21% and 8% of sales of the CACS segment, respectively, including aggregates consumed internally in the production of concrete. In the first nine months of 2013 the sales mix between concrete, aggregates and construction supplies was 69%, 22% and 9%, respectively.

Sales including aggregates consumed internally increased by $14,341,000 (39.4%). Sales to third parties increased $12,131,000 (38.6%). The higher sales reflect a continuing improvement in the local construction markets, more so in the Colorado Springs area. The recovery in the Pueblo construction market has not been as strong. In addition, in the first nine months of 2014 the company provided ready mix concrete for a wind energy project in Limon, Colorado. The sales to this project were $4,167,000. This job was completed in August of 2014. There was no similar project in the first nine months of 2013.

Concrete volume, including the Limon project, was 26.4% higher in the first nine months of 2014 compared to the prior year period. Concrete volume, exclusive of the Limon project, was 9.6% higher in the first nine months of 2014 compared to the first nine months of 2013. The average concrete price increased by approximately 7.1% compared to 2013. Excluding the impact of the Limon project on the average price concrete prices rose 7.4% compared to the same period in 2013. Most of this increase is reflective of higher selling prices as changes in product mix had a nominal impact on the average selling price. While concrete prices have increased, the market remains sharply competitive especially on large construction projects. Cement costs per yard increased by 6.7% in the first nine months of 2014 compared to the same period in 2013. Cement is the highest cost raw material used in the production of ready mix concrete. Batching cash costs per yard were 10.3% higher in the first three quarters of 2014 compared to the same period in 2013. Excluding the impact of the Limon job, batching costs per yard were up by 9.4%. Delivery cash costs per yard were 3.2% lower. However, excluding the favorable impact of the Limon job, serviced by a portable plant set at the site of the job, delivery cash costs per yard were 6.6% higher in the first nine months of 2014 compared to the first nine months in the prior year. The use of independent contract trucking services was more prevalent in 2014 compared to the prior year. The gross profit ratio from concrete declined from 7.1% in the nine months of 2013 to 5.7% in 2014. Excluding the impact of the Limon job, that generated a gross profit of $109,000 (2.6% of sales) over the entire project, the gross profit ratio of the remainder of the ready mix business was 6.2% in the first nine months of 2014. Sales of flow fill material were not material in either nine month period.

In the first nine months of 2014 and 2013 aggregates were produced from four separate locations: two in or near Colorado Springs and two in or near Pueblo.

See the discussion of the third quarter results for further information on, and the accounting effect of, the shutdown of the leased sand and gravel operation in Pueblo. The same accounting charges reflected in the results for the third quarter are also included in the nine month results.

Sales volume (tons) of construction aggregates, including those used internally in the production of ready mix concrete, decreased by 24.2% in 2014. Average selling prices increased by approximately 28 cents per ton or approximately 4.4%. The higher price is largely reflective of a change in product mix. Sales of aggregates, including those consumed internally in the production of concrete but excluding delivery charges, increased by approximately 31.5%. Overall aggregate production in the first nine months of 2014 was 20.7% higher than the 2013 period. Industrial sand sales were approximately .9% and 1.2% of total aggregate sales volume in the first nine months of 2014 and 2013, respectively. The gross profit from all aggregate operations in the first nine months of 2014 was a negative $156,000 compared to a loss of $508,000 in the first nine months of 2013. The principal contributor to the improved operating result was the Pikeview Quarry. The Pikeview Quarry was in production for the full nine months in 2014 whereas in 2013 the Pikeview did not commence production until May of 2013 following an extended shutdown after a landslide in December 2008.

Sales of construction supplies increased by $436,000 (14.2%) in the first nine months of 2014 compared to the same period in 2013. The gross profit ratio improved from 8.7% to 9.3%.

Depreciation expenses decreased by $213,000 compared to the first nine months of 2013 due to a lower level of capital spending in the last three years.

Selling and administrative expenses were $67,000 higher in the first nine months of 2014 compared to the same period in 2013.  Higher legal expenses and credit card collection fees and small increases in other expenses offset the favorable impact of the reduction in the bad debt reserve covered the third quarter discussion.

Door Segment

Door sales during the first nine months of 2014 increased a modest $322,000 or 2.7% from the comparable 2013 period. The increase in sales is principally the result of moderately higher prices on bid jobs fulfilled in the first nine months of 2014 vs. the same period in 2013. The gross profit ratio increased from 22.6% for the first nine months of 2013 to 24.3% for the first nine months of 2014 due to a combination of higher prices and product mix.

Sales and administrative expenses increased by $189,000 compared to the first nine months of 2013 principally due to an increase in compensation related expenses. Sales and administrative salaries, incentive pay and employee benefits were $144,000 higher in the first nine months of 2014 compared to the prior year. As a percentage of sales, these expenses were 14.8% and 13.6% in the first nine months of 2014 and 2013, respectively.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products industry group for the nine months ended September 27, 2014 and September 28, 2013 (dollar amounts in thousands):

	Heating and Cooling	Evaporative Cooling
Nine Months ended September 27, 2014
Revenues from external customers	$21,091	$21,490
Gross profit	4,583	4,937
Gross profit as a percent of sales	21.7%	23.0%
Segment operating income	27	1,746
Operating income as a percent of sales	.1%	8.1%
Segment assets as of September 27, 2014	$17,761	$11,592
Return on assets	.2%	15.1%

Nine Months ended September 28, 2013
Revenues from external customers	$21,965	$22,419
Gross profit	5,870	5,521
Gross profit as a percent of sales	26.7%	24.6%
Segment operating income	1,297	2,418
Operating income as a percent of sales	5.9%	10.8%
Segment assets as of September 28, 2013	$17,937	$11,209
Return on assets	7.2%	21.6%

Heating and Cooling Segment

In the first nine months of 2014, approximately 67% of sales in the Heating and Cooling segment consisted of wall furnaces and heaters. Fan coils accounted for 32% of the segment’s sales and other products made up the remaining 1%. In the first nine months of 2013 these shares of total segment sales were 73%, 22% and 5%, respectively. Overall sales in the Heating and Cooling segment in the first nine months of 2014 decreased by $874,000 (4.0%) compared to the same period in 2013. Unit shipments of furnaces and heaters were 19.7% lower in the first nine month of 2014 compared to 2013. In the first quarter of 2013, colder temperatures throughout California drove furnace and heater sales well above normal levels. Temperatures in the first quarter of 2014 in California were substantially warmer. The average selling price for furnaces and heaters was approximately 6.7% higher in 2014 compared to the prior year. The increase in average price was largely the result of a change in product sales mix.

Sales of fan coils increased by approximately $1,637,000 (32.9%) compared to the first nine months of 2013. As discussed in the review of the third quarter results, the increase in fan coil sales is reflective of increased construction spending in the lodging industry. Contribution margin is measured by deducting variable manufacturing costs and variable selling expenses from sales for a particular product line and is used as an internal measure of profitability for a product or product line. The fan coil contribution margin percentage in the first nine months of 2014 was at a satisfactory level and about .8 percentage points higher than in the first nine months of 2013.

The Heating and Cooling segment’s gross profit ratio for the first nine months of 2014 was 21.7% compared to 26.7% in the same period of 2013. The lower gross profit ratio is principally related to a lower level of furnace production and the change in product mix as typically profit margins on furnaces and heaters are higher than the margins on fan coils.

Selling and administrative expenses in the first nine months of 2014 were $95,000 lower than the first nine months of the previous year. The lower sales were a principal contributing factor to lower selling expenses. As a percentage of sales, selling and administrative expenses were 19.8% in the first nine months of 2014 compared to 19.4% for the same period in 2013.

Evaporative Cooling Segment

Unit sales of evaporative coolers in the first nine months of 2014 were down approximately 9% compared to the first nine months of 2013. Sales of evaporative coolers decreased $929,000 or 4.2% in the first nine months of 2014 compared to the comparable period in 2013. Average selling price per unit increased approximately 5.4% compared to the year ago period. Parts sales were higher in 2014 accounting for over half of the increase in the average price. As in the third quarter, there was a higher ratio of single inlet and commercial coolers sold in the first nine months of 2014 compared to the same period in 2013. The single inlet and commercial coolers are higher priced compared to the standard residential models. The change in product mix accounts for nearly all of the remaining increase in average price. The gross profit ratio decreased from 24.6% in the first nine months of 2013 to 23.0% in 2014. The reduction in the gross profit ratio reflects a lower level of production coupled with some increase in factory overhead spending.

Selling and administrative expenses were $40,000 higher in the 2014. As a percentage of net sales these expenses were 13.4% in the first nine months of 2014 compared to 12.7% for the first nine months of 2013.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements contained in this Quarterly Report have been prepared in accordance with accounting principles generally accepted in the United States of America which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 27, 2014 and December 28, 2013 and affect the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates.

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

OUTLOOK

The revenues of the CACS segment are dependent on the level of construction activity along the Front Range in Southern Colorado as well as the level of price competition. Construction activity has continued to improve over the past year and a half from very depressed levels although the improvement has principally occurred in the Colorado Springs market. Concrete pricing has also improved although the pricing on most bid jobs remains highly competitive. The Company anticipates further improvement in the CACS segment operating results will depend on a sustained improvement in the Colorado Springs construction markets, the recovery of the Pueblo markets and the ability to maintain or enhance ready mix concrete prices especially in response to any increases in cement and/or fuel costs. The resolution of the leased Pueblo aggregates situation may have a significant effect on future results. Weather, as usual, will highly influence the level of sales during the fourth quarter of the current year and the first quarter of 2015.

The Door segment’s sales are also, to a significant extent, reliant on new construction. The sales backlog of the Door segment at September 27, 2014 remains strong although about 10% lower than the September 28, 2013 level. Pricing remains competitive.

Evaporative cooler sales in October and November are generally quite modest. Pre-season sales typically begin in December and the Company expects pre-season sales to be similar to the prior year.

In-season furnace sales will be largely weather-dependent. Fan coil sales are generally driven by the level of commercial construction, particularly the development of new hotels. Fan coil sales, as well as the backlog, have both increased during 2014 compared to 2013; however, spending by the lodging industry in the United States is still well below the peak level reached in August 2008.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 4 to the condensed consolidated financial statements contained in this Quarterly Report for a discussion of recently issued accounting standards.

MATERIAL CHANGES TO CONTRACTUAL OBLIGATIONS

There were no material changes to contractual obligations that occurred during the quarter ended September 27, 2014.

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

Item 4.                     Controls and Procedures

(a)                     Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of September 27, 2014. The Chief Executive Officer and Chief Financial Officer, based on that evaluation, concluded that the Company’s disclosure controls and procedures are effective and were reasonably designed to ensure that all material information relating to the Company (including its subsidiaries) required to be disclosed in the reports filed and submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission.

(b)                     Changes in Internal Control Over Financial Reporting.

During the quarter ended September 27, 2014, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Items 1, 1A, 3 and 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this Quarterly Report.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

The Company reserved 150,000 treasury shares representing the maximum number allowed to be granted under the 2010 Non-Employee Directors Stock Plan (“Plan”) to non-employee directors in lieu of the base director retainer fee. The Company issued a total of 12,000 shares to eight eligible board members effective February 12, 2014 as full payment of the base retainer fee for 2014. On February 11, 2013, the Company issued a total of 12,000 shares to eight eligible board members as full payment of the base retainer fee for 2013. At September 27, 2014, a total of 90,000 shares remain eligible for issuance under the Plan.

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

3

Registrant’s Restated Certificate of Incorporation dated May 28, 1975, as amended on May 24, 1978, May 27, 1987 and June 3, 1999 incorporated by reference to Exhibit 3 to Form 10-K for the year ended January 1, 2005 (Accession # 0001104659-05-016256).

3a	Registrant’s By-laws, as amended September 19, 1975 filed as Exhibit 3a to Form 10-Q for the period ended June 28, 2014, incorporated by reference.

10

Fourth Amendment to Credit Agreement dated November 13, 2014, among Continental Materials Corporation, the financial institutions that are or may from time to time become parties to the Credit Agreement and The PRIVATEBANK AND TRUST COMPANY as Administrative Agent, filed herewith.

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

101

The following financial information from Registrant’s Quarterly Report on Form 10-Q for the period ended September 27, 2014 filed with the SEC on November 17, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Retained Earnings for the three and nine-month periods ended September 27, 2014 and September 28, 2013, (ii) the Condensed Consolidated Balance Sheets at September 27, 2014 and December 28, 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 27, 2014 and September 28, 2013, and (iv) Notes to the Quarterly Condensed Consolidated Financial Statements.*

*                 Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION

Date:	November 17, 2014	By:	/s/ Joseph J. Sum
Joseph J. Sum, Vice President
and Chief Financial Officer