Form 10-K
period 2015-01-03
CONTINENTAL MATERIALS CORP
filed 2015-04-03
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value (based on the June 30, 2014 closing price) of voting stock held by non-affiliates of registrant was approximately $8,168,000. As of March 23, 2015, there were 1,650,563 shares of the registrant’s common stock outstanding.

Incorporation by reference: Portions of registrant’s definitive proxy statement for the 2015 Annual Meeting of stockholders to be held May 27, 2015 into Part III of this Form 10-K. The definitive proxy statement is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.

Page

Special Note Regarding Forward Looking Statements	2

PART I.	2

Item 1. Business	2
Item 1A. Risk Factors	5
Item 1B. Unresolved Staff Comments	5
Item 2. Properties	5
Item 3. Legal Proceedings	6
Item 4. Mine Safety Disclosure	6

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	7
Item 6. Selected Financial Data	7
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 7A. Quantitative and Qualitative Disclosures about Market Risk	17
Item 8. Financial Statements and Supplementary Data	17
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures	35
Item 9A. Controls and Procedures	35
Item 9B Other Information	35

Part III.

Items 10 through 14 have been omitted from this Annual Report on Form 10-K Report because the registrant expects to file, not later than 120 days following the close of its fiscal year ended January 3, 2015, its definitive 2015 proxy statement. The information required by Items 10 through 14 of Part III will be included in that proxy statement and such information is hereby incorporated by reference	35

Part IV.

Item 15. Exhibits, Financial Statement Schedules	36

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

In addition to the above reporting segments, an “Unallocated Corporate” classification is used to report the unallocated expenses of the corporate office which provides treasury, insurance and tax services as well as strategic business planning and general management services. Expenses related to the corporate information technology group are allocated to all locations, including the corporate office. An “Other” classification is used to report a real estate operation which ceased operations during 2013 and the expenses of Willaims EcoLogix, Inc. (WEI) which ceased operations with the termination of the sole employee during 2013.

During the past three years the only change in the Company’s business was the activities related to the real estate operation and WEI discussed above. The Company completed the sale of all of the outstanding capital stock of Rocky Mountain Ready Mix Concrete, Inc. (RMRM), a Colorado corporation, on July 17, 2009. The final residual activity of RMRM was reported as discontinued operations in 2012.

MARKETING

The HVAC industry group markets its products throughout North America through plumbing, heating and air conditioning wholesale distributors as well as directly to major retail home-centers and other retail outlets. Some of the products are also sold to HVAC installing contractors and equipment manufacturers for commercial applications. The Company contracts with independent manufacturers’ representatives for all of its products while also employing and utilizing a staff of sales and sales support personnel. Sales of furnaces and evaporative coolers are predominantly in the United States and are concentrated in the Western and Southwestern states. Sales of furnaces and console heaters usually increase in the months of September through January. Sales of evaporative coolers have historically been higher in the months of March through July. Sales of the fan coil product line are throughout the United States, Canada and the Caribbean and are more evenly distributed throughout the year although the highest volume typically occurs during the late spring and summer. Extended payment terms, also referred to as dating programs, are offered to some customers in order to enhance sales of evaporative coolers and wall furnaces during the off season.

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

During 2014, no customer accounted for 10% or more of the total sales of the Company.

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

BACKLOG

At January 3, 2015, the Heating and Cooling segment had a backlog of approximately $1,991,000 ($554,000 at December 28, 2013) primarily relating to orders that are expected to be filled during the first half of 2015 although some fan coil projects may extend past this timeframe.

At January 3, 2015, the Evaporative Cooling segment had a backlog of approximately $964,000 ($846,000 at December 28, 2013) primarily due to preseason orders placed prior to year end. This backlog is expected to be filled during the first quarter of 2015 and is not necessarily indicative of the sales level that will be realized during 2015.

At January 3, 2015, the CACS segment had a backlog of approximately $7,985,000 ($5,750,000 at December 28, 2013). The backlog relates primarily to construction contracts awarded and expected to be filled during 2015.

At January 3, 2015, the Door segment had a backlog of approximately $5,950,000 ($5,151,000 at December 28, 2013) primarily relating to orders that are expected to be filled during 2015.

RESEARCH AND DEVELOPMENT/PATENTS

In general, the Company relies upon, and intends to continue to rely upon, unpatented proprietary technology and information. The amounts expended on research and development are not material and are expensed as incurred. The Company believes its interest in its proprietary knowledge is sufficient for its businesses as currently conducted.

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

In general, the Company can obtain the raw materials required by its operations in all segments from various sources in the quantities desired. The Company’s CACS segment has historically purchased most of its cement requirements from a single supplier in order to obtain favorable pricing. Although there have been times during heavy construction periods that there has been some scarcity of cement supply, the Company does not expect to encounter this situation in the foreseeable future due to the reduced level of construction activity and the addition of a new cement mill near Pueblo, Colorado since the last construction boom. The Company has no long-term supply contracts and does not consider itself to be dependent on any individual supplier. MDHI is an authorized distributor of a major manufacturer of hollow metal doors and hardware. MDHI has historically purchased the majority of its hardware primarily from this supplier in order to obtain favorable volume related pricing; however, other suppliers are available.

The Company mines aggregates (rock, gravel and sand) from various owned and leased properties in Colorado. Colorado mining permits require the permit holders to perform reclamation work in order to return the mined areas to a beneficial use. These requirements are similar in nature to those included in the mining permits of our competitors. Reclamation costs have increased since the mid-1990’s as the Company has engaged in enhanced reclamation projects that exceed the stated requirements. The enhanced reclamation efforts are being performed, in part, to establish community goodwill. The Company performs the majority of the reclamation work using existing production employees and equipment primarily at times when production is curtailed due to inclement weather or there is decreased demand for our products. Consequently, the reclamation work to date has had a minimal impact on our capital expenditures. In September of 2014 the Company ceased operations at its leased gravel operation in Pueblo, Colorado. The Company increased its reclamation reserve by $4,000,000 to reflect the costs to backfill the mined gravel pit from a previous mining phase. Prior to the shutdown the reclamation plan was to fill this pit with waste material and tailings from the ongoing gravel operation. See Note 2.

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

Evaporative Cooling — The Company manufactures evaporative air coolers at leased facilities in Phoenix, Arizona. The principal competitor is Essick Air Products, Inc. and its subsidiary Champion Cooler Corp. There are other small domestic competitors as well as a number of foreign producers that also distribute evaporative cooling products in the U.S. All producers of evaporative air coolers typically compete aggressively on the basis of price, product features and product availability during the cooling season.

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

Door — The Company sells hollow metal doors, door frames and related hardware, wood doors, lavatory fixtures and electronic access and security systems throughout the United States although sales are primarily in Colorado and adjacent states. There are numerous competitors in our market area which compete aggressively based on price and delivery times.

EMPLOYEES

The Company employed 568 people as of January 3, 2015. Employment varies throughout the year due to the seasonal nature of the businesses. A breakdown of the current and prior year’s employment at year-end by segment was:

	2014	2013
Heating and Cooling	179	176
Evaporative Cooling	126	127
Concrete, Aggregates and Construction Supplies	210	199
Door	39	39
Corporate Office and Other	14	15
Total	568	556

The factory employees at the Colton, California plant are represented by the Carpenters Local 721 Union under a contract that expires December 31, 2018. The Company considers relations with its employees and with their union to be good. There are no unions at any of the Company’s other operations.

ENVIRONMENTAL MATTERS

Our operations involve the use, release, discharge, disposal and clean-up of substances regulated under federal, state and/or local environmental protection laws and regulations, including those related to reclamation of mined areas. We strive not only to maintain compliance with all applicable environmental laws and regulations, but to exceed the minimum requirements of those laws and regulations where practicable.

In 2014, our capital expenditures and remediation expenses for environmental matters, except those expenses related to our mining reclamation efforts, were not material to our financial condition. Because of the complexity and ever-changing nature of environmental laws and regulations, we cannot predict whether capital expenditures and remediation expenses for future environmental matters will materially affect our financial condition, results of operations or liquidity.

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

Item 1B.                                UNRESOLVED STAFF COMMENTS

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

The Evaporative Cooling segment operates out of leased facilities in Phoenix, Arizona. These facilities are also, in the opinion of management, in good condition and sufficient for the Company’s current needs. Production capacity exists at the Phoenix facilities such that the Company could exceed the highest volumes achieved in prior years or expected in the foreseeable future and maintain timely delivery.

The CACS segment serves the Colorado ready-mix concrete market from seven owned batch plants. In addition, the Company currently operates aggregate processing facilities on two owned and one leased mining property. Two of the three mining properties are located in or near Colorado Springs or Pueblo. These properties presently provide the aggregate requirements of our Colorado Springs and Pueblo ready mix concrete business as well as selling product to independent customers. During 2008 the Pikeview Quarry experienced a landslide that closed the quarry. Operations at the Pikeview Quarry, near Colorado Springs, resumed in late May of 2013. The Company also owns two properties and leases one property that are not currently in production. The Black Canyon Quarry ceased operations in the second quarter of 2013 as the deposit is now fully depleted. In September of 2014 the Company ceased operations at its leased gravel operation in Pueblo, Colorado. The Company has filed suit in federal court in Denver, Colorado seeking, among other things, to rescind the sand and gravel lease. See Note 2 for further discussion. The remaining owned mining property has not yet been put into production. For further information, see the CACS segment in Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Construction supplies are sold from owned facilities adjacent to the main batch plants in Colorado Springs and Pueblo. All of the CACS segment’s facilities are located along the Southern Front Range in Colorado and, in the opinion of management, are in good condition and sufficient for the Company’s current needs. In the opinion of management, the owned and leased properties contain permitted and mineable reserves sufficient to service our own sand, rock and gravel requirements and customers for the foreseeable future.

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

In September of 2014 the Company ceased operations at its leased gravel operation in Pueblo, Colorado as more fully discussed in Note 2. On September 10, 2014, the Company filed suit in Continental Materials Corporation v. Valco, Inc., Civil Action No. 2014-cv-2510, in the United States District Court for the District of Colorado seeking, among other things, to rescind the sand and gravel lease and to recover approximately $1,259,000 of overpaid royalties. The suit is in the early stages of discovery. The sand and gravel lease called for the payments of a royalty on 50,000,000 tons of sand and gravel reserves. Through the end of the third quarter of 2014 approximately 17,500,000 tons have been paid for, including the overpaid amounts. After consideration of all facts and circumstances, including discussions with legal counsel, management concluded that no reserve was required to be recorded against the $1,259,000 of overpaid royalties nor was a liability required to be recorded for royalties related to the remaining 32,500,000 of unmined sand and gravel.

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

PART II

Item 5.                                       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common stock of Continental Materials Corporation is traded on the NYSEMKT under the symbol CUO. Market sales prices for the fiscal quarters of the past two years are:

		High	Low
2014	Fourth Quarter	$19.11	$15.35
	Third Quarter	18.30	15.47
	Second Quarter	19.51	14.91
	First Quarter	21.38	18.00

2013	Fourth Quarter	$19.75	$15.65
	Third Quarter	16.32	14.41
	Second Quarter	18.95	14.30
	First Quarter	19.29	13.95

At March 20, 2015, the Company had fewer than 300 shareholders.

The Company has never paid, nor does it currently intend to declare, any dividends. The Company’s policy of reinvesting earnings from operations is reviewed periodically by the Board of Directors.

The Company has not purchased any of its common stock during its fourth fiscal quarter, the period September 28, 2014 through January 3, 2015.

The Company established an open-ended program to repurchase its common stock under which the Board authorized purchases up to a maximum amount of $2,750,000. Repurchases may be made on the open market or in block trades at the discretion of management. As of January 3, 2015, $1,182,413 of the authorized amount remained available for stock repurchases.

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

Sales in the CACS and Door segments are affected by the level of construction activity in the areas served and general economic conditions. Sales of furnaces and evaporative coolers are less affected by the level of construction activity and are influenced by weather conditions as a large portion of their sales are for replacement units.

In addition to the above reporting segments, an “Unallocated Corporate” classification is used to report the unallocated expenses of the corporate office which provides treasury, insurance and tax services as well as strategic business planning and general management services. Expenses related to the corporate information technology group are allocated to all locations, including the corporate office. An “Other” classification is used to report a real estate operation which ceased operations during 2013 and the expenses of WEI which ceased with the termination of the sole employee during 2013.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations during 2014 was $429,000 despite a net loss of $5,459,000. The net cash impact of the loss was offset by a decrease non-cash charges largely those related to the cessation of mining at the leased gravel operation in Pueblo, Colorado.

Cash provided by operations during 2013 was $317,000 despite a net loss of $859,000. The net loss and a net increase in working capital of $2,017,000 were more than offset by non-cash depreciation and amortization charges of $3,028,000 and other non-cash items.

Investing activities during 2014 used $2,070,000 primarily for capital expenditures as the Company continues to judiciously limit these expenditures.

Investing activities during 2013 used cash of $1,502,000. The Company continued to limit capital expenditures during 2013. Cash was provided by the sale of real estate held for resale ($650,000) and the sale of other property and equipment ($134,000).

During 2014, the Company amended its credit agreement which eliminated the long-term portion of the bank loan and replaced it with an increased revolving credit line. During the year, the long-term portion of the loan, $3,408,000, was paid off in full while the Company borrowed $4,800,000 against the new revolving credit line.

During 2013, financing activities provided $375,000 as the Company borrowed $1,000,000 against its revolving credit facility and made scheduled principal repayments of $500,000 on its term loan. In addition the Company used $125,000 to repurchase its common stock during 2013.

Budgeted capital spending for 2015 is approximately $2,400,000. Projected depreciation, depletion and amortization are approximately $4,000,000. The Company expects to fund the planned capital expenditures from available cash, operating cash flow and/or funds available from the revolving credit facility.

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

The Credit Agreement either limits or requires prior approval by the lender of additional borrowings, acquisition of stock of other companies, purchase of treasury shares and payment of cash dividends. Payment of accrued interest is due monthly or at the end of the applicable LIBOR period on both the revolving credit borrowings and the term debt borrowings. Principal payments under the term loan were due quarterly with a final payment of all remaining unpaid principal at the maturity date.

The Company entered into the Fifth Amendment to Credit Agreement effective March 20, 2015.The Company had previously entered into four separate amendments to the Credit Agreement to, among other things, to (i) modify certain of the financial covenants, (ii) increase the Revolving Commitment to $18,000,000, (iii) terminate the Term Loan Commitment upon the repayment in full of the outstanding principal balance (and accrued interest thereon) of the Term Loan, (iv) modify the Borrowing Base calculation to provide for borrowing availability in respect of new Capital Expenditures, (v) decrease the interest rates on the Revolving Loans beginning in the third quarter of 2014, and (vi) extend the maturity date to May 1, 2016. The Credit Agreement as amended provides for the following:

•      The Revolving Commitment is $18,000,000.

•      Borrowings under the Revolving Commitment are limited to (a) 80% of eligible accounts receivable, (b) the lesser of 50% of eligible inventories and $8,500,000 plus (c) the lesser of 80% of new Capital Expenditures not to exceed $4,000,000 in the aggregate and $2,000,000 with respect to each of Fiscal Year 2014 and 2015.

•      The Minimum Fixed Charge Coverage Ratio is not permitted to be below 1.15 to 1.0 for the twelve month period ending October 3, 2015 and each Fiscal Quarter end thereafter.

•      The Company must not permit Earnings Before Interest, Taxes, Depreciation and Amortization, as defined, (Minimum EBITDA) to be less than $750,000 for the Computation Period ending April 4, 2015 or permit the Minimum EBITDA to be less than $1,500,000 for the Computation Period ending July 4, 2015.

•      The Company must not permit (a) Tangible Net Worth as of the last day of the Computation Period ending January 3, 2015 to be less than $31,000,000, (b) Tangible Net Worth as of the last day of Computation Period ending April 4, 2015 to be less than $30,000,000, and (b) Tangible Net Worth as of the last day of any future Computation Period (commencing with the Computation Period ending July 4, 2015) to be less than $31,000,000 (provided that the required amount of Tangible Net Worth shall increase (but not decrease) by an amount equal to 50% of the Consolidated Net Income for the immediately preceding Fiscal Year.

•       The Balance Sheet Leverage Ratio as of the last day of any Computation Period may not exceed 1.00 to 1.00.

•      The Company must pay within 120 days after the end of each Fiscal Year, an amount equal to fifty percent of Excess Cash Flow for such Fiscal Year.

•       The maturity date of the credit facility is May 1, 2016.

•       Interest rate pricing for the revolving credit facility is currently LIBOR plus 3.00% or the prime rate plus .75%. An additional reduction is possible in the event the Fixed Charge Coverage Ratio is equal to or exceeds 1.5 to 1.0 with respect to any Computation Period ending on or after December 31, 2014.

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

•       Fixed Charge Coverage Ratio is defined as, for any computation period, the ratio of (a) the sum for such period of (i) EBITDA, as defined, minus (ii) the sum of income taxes paid in cash and all unfinanced capital expenditures to (b) the sum for such period of (i) interest expense plus (ii) required payments of principal of the term debt.

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

Outstanding funded debt (term debt and revolving credit) was $5,800,000 as of January 3, 2015 compared to $4,408,000 as of December 28, 2014. The highest balance outstanding during 2014 and 2013 was $8,000,000 and $4,408,000, respectively. Average outstanding funded debt was $3,964,000 and $3,602,000 for 2014 and 2013, respectively. At January 3, 2015, the Company had outstanding letters of credit totaling $5,415,000. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the available borrowing capacity exceeded the cash needs of the Company and this situation is expected to continue for the foreseeable future.

The Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement, will be sufficient to cover expected cash needs, including planned capital expenditures, for the next twelve months. The Company expects to be in compliance with all debt covenants, as amended, throughout 2015.

Reconciliation of Fair Value of Reporting Units to Market Capitalization

The Company estimates that the aggregate fair value of its four reporting units as of January 3, 2015 is approximately $63,200,000. The fair value of the CACS reporting unit was determined as described in the Critical Accounting Policies discussion of Goodwill and Other Intangible Assets below. The fair value of all other reporting units was estimated by management based on a discounted cash flow valuation using a 13% discount rate in all cases. After deducting all outstanding funded debt the calculation yields a net fair value of the equity of the reporting units of $57,400,000. The Company’s market capitalization as of January 5, 2015 was approximately $27,192,000 based on a January 3, 2015 share price of $16.48 and 1,650,000 common shares outstanding. It is the Company’s opinion that its share price reflects the negative impact of its corporate office expenses as many of these would not be required to operate the individual companies. It is also the Company’s opinion that the value of its operating businesses is not diminished as a result of the corporate expenses. Therefore, in the Company’s opinion, in reconciling the fair value of the operating units to the market capitalization, an adjustment to the market capitalization for the corporate expenses is appropriate. Using the five year average corporate office expenses after the related income tax benefit and applying a 13% capitalization rate results in an adjusted market capitalization of $41,229,000 as of January 3, 2015. In the Company’s opinion, the difference between the net fair value of the reporting units and the adjusted market capitalization represents the value of the control premium. As of January 3, 2015 the control premium is approximately 39% of the adjusted market capitalization. The Company believes this level of control premium is reasonable and falls within a range based upon actual control premiums involving merger transactions of companies in the SIC codes under which we operate. A reconciliation of the fair value of the reporting units to the adjusted market capitalization is shown in the table below. Amounts are in thousands except share data.

	Market Capitalization	Market Capitalization
	Based on	Based on the highest
	January 3, 2015	2015 year-to-date
	Closing Price	Closing Price of
	$16.48 Per Share	$18.06 Per Share
Estimated Fair Value of Reporting Units	$63,200	$63,200
Less outstanding funded debt as of 1/3/2015 and 1/23/2015	(5,800)	(4,600)
Net Fair Value of Reporting Units	$57,400	$58,600

Market capitalization:
1,650,000 and 1,662,000 common shares outstanding, respectively	$27,192	$30,016
Adjustment for corporate expenses after income tax effect	14,037	14,037
Adjusted Market Capitalization	41,229	44,053
Control Premium	16,171	14,547
Fair Value of Reporting Units as determined above	$57,400	$58,600
Control Premium as a percentage of Adjusted Market Capitalization	39%	33%

The lowest closing price of the Company’s common stock since January 3, 2015 was $14.27.  Based on the $14.27 closing price of March 11, 2015 this same computation yields a control premium of 54%.

A significant portion of the Company’s common stock is closely held. At January 3, 2015, the Gidwitz Family and other officers and directors of the Company together with the two largest institutional shareholders own approximately 81% of the outstanding shares. The remaining shares (“available float”) represent only 19% of the outstanding shares. Generally, there is limited trading activity in the Company’s shares. On some trading days there is no trading activity. The Company’s share price is subject to sharp volatility on trades of a few hundred shares or less.  For these reasons, it is the opinion of the Company that its market capitalization at any given time is not indicative of the aggregate fair value of the reporting units.

Insurance Policies

The Company maintained insurance policies since March 31, 2014 with the following per incident deductibles and policy limits:

		Per Occurrence	Policy Aggregate
	Deductible	Limits	Limits
Product liability	$250,000	$1,000,000	$2,000,000
General liability	250,000	1,000,000	5,000,000
Workers’ compensation	350,000	350,000	Statutory
Auto and truck liability	100,000	2,000,000	No limit

Should the aggregate out-of-pocket payments related to the above policies exceed $4,065,000 during a policy year, deductibles on future claims are waived and the policies pay all amounts up to the policy limits. Should any, or all policy limits be exceeded, the Company maintains an umbrella policy which covers the next $25,000,000 of claims.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that are likely to have a material current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

RESULTS OF OPERATIONS

In the ensuing discussions of the results of operations we define the term gross profit as the amount determined by deducting cost of sales before depreciation, depletion and amortization from sales. For 2014, the gross profit is also before the cessation of the mining charges related to the Pueblo aggregates operation. The gross profit ratio is gross profit divided by sales.

DISCUSSION OF CONSOLIDATED RESULTS FROM CONTINUING OPERATIONS

2014 vs. 2013

Consolidated sales in 2014 were $131,876,000, an increase of $10,335,000 or 8.5% compared to 2013. Sales in CACS and Door segments increased during 2014 while sales at the Heating and Cooling and Evaporative Cooling segments both declined. Sales in the CACS segment increased $12,810,000 (29.8%) primarily due to the continuing improvement in the Colorado Springs construction market as well as a large wind energy project in Limon, Colorado. Sales in the Door segment were modestly higher. Sales in the Heating and Cooling segment for 2014 were $2,366,000 (6.5%) lower compare to 2013 sales. The Company believes that colder temperatures during the first quarter of 2013 throughout California, a principal wall furnace market, drove wall furnace shipments to higher than normal levels during the first three months of 2013. The increase in fan coil sales during 2014 was not enough to offset the impact of the lower furnace volume. Evaporative cooler sales declined less than 1.8% primarily due to lower unit sales.

The consolidated gross profit ratio in 2014 was 14.3% compared to 16.8% for 2013. The gross profit ratio declined in all business segments except for the Door segment which reported a modest improvement.

Selling and administrative expenses, excluding $726,000 of expenses related to the Williams EcoLogix (WEI) project in 2013, were $1,115,000 higher in 2014 compared to 2013. Employee healthcare costs for 2014 were the most significant increase from the 2013 level. Most of the remaining increase in selling and administrative costs was attributable to additional sales staff and advertising expenses incurred by the Evaporative Cooling segment to support new product development efforts. As a percentage of consolidated sales, selling and administrative expenses, excluding the $726,000 charges related to WEI were 14.4% in 2014 compared to 14.7% in the prior year.

Depreciation and amortization charges in 2014 were $237,000 (7.8%) less compared to 2013. This reduction reflects the reduced level of capital spending in the past three years especially in the CACS segment.

The results for 2014 include charges of $5,658,000 related to the cessation of mining at the leased gravel operation in Pueblo, Colorado. See Note 2 for further discussion. The results for 2013 include charges of $726,000 pertaining to WEI. WEI was a subsidiary established for the purpose of serving as the exclusive North American distributor of a product being developed by a third party. The performance of the product in a series of laboratory tests was not satisfactory. The owner of the technology and intellectual property ceased further development in 2013. The Company anticipates that there will be no further expenses related to WEI.

The operating loss in 2014 was $8,591,000 including the $5,658,000 charge related to the closing of the leased Pueblo gravel operation. The operating loss in 2013 was $1,089,000 including the WEI expenses of $726,000. All segments reported lower operating results in 2014 compared to 2013 although the CACS segment, would have reported a $577,000 improvement without the Pueblo mining cessation charge.

Net interest expense includes interest on outstanding funded debt, finance charges on outstanding letters of credit, the fee on the unused revolving credit line and other recurring fees charged by the lending bank. In 2014 net interest expense was $414,000 compared to $374,000 in 2013. The weighted average interest rates on the outstanding funded debt in 2014 and 2013, including the fee on the unused line of credit and other recurring bank charges but excluding finance charges for letters of credit was approximately 5.4% and 6.8%, respectively. Average outstanding funded debt in 2014 was $3,964,000 compared to $3,688,000 in 2013.

The Company’s effective income tax rate reflects federal and state statutory income tax rates adjusted for non-deductible expenses, tax credits and other tax items. The effective income tax rate related to the loss from operations in 2014 was a benefit of 39.0% compared to the benefit of 38.0% related to the 2013 loss.

The Company operates four businesses in two industry groups. The businesses are seasonal, weather sensitive and subject to cyclical factors. The following addresses various aspects of operating performance focusing on the reportable segments within each of the two industry groups.

Construction Products Industry Group

The table below presents a summary of operating information for the two reportable segments within the Construction Products industry group for the fiscal years 2014 and 2013 (amounts in thousands).

	Concrete, Aggregates and Construction Supplies	Door
2014
Revenues from external customers	$55,732	$16,213
Segment gross profit (1)	2,318	3,875
Gross profit as percent of sales	4.2%	23.9%
Segment operating (loss) income (1)	(8,863)	1,159
Operating (loss) income as a percent of sales	(15.9)%	7.1%
Segment assets	$30,800	$6,518
Return on assets	(28.8)%	17.8%

(1)         The CACS Segment gross profit does not include the $5,658 of charges related to the closure of the Pueblo aggregates operation while the Segment operating loss includes those charges.

2013
Revenues from external customers	$42,922	$15,821
Segment gross profit	1,896	3,656
Gross profit as percent of sales	4.4%	23.1%
Segment operating (loss) income	(3,782)	1,243
Operating (loss) income as a percent of sales	(8.8)%	7.9%
Segment assets	$26,471	$6,837
Return on assets	(14.3)%	18.2%

Concrete, Aggregates and Construction Supplies Segment

2014 vs. 2013

The product offerings of the CACS segment consist of ready-mix concrete, aggregates and construction supplies. Ready-mix concrete and aggregates are produced at multiple locations in or near Colorado Springs and Pueblo, Colorado. Construction supplies encompass numerous products purchased from third party suppliers and sold to the construction trades particularly concrete sub-contractors. In 2014 concrete, aggregates and construction supplies account for approximately 71%, 21% and 8% of sales of the CACS segment, respectively, including aggregates consumed internally in the production of concrete. In 2013 the sales mix between concrete, aggregates and construction supplies was 64%, 28% and 8%, respectively. Sales including aggregates consumed internally increased by $15,288,000 (30.7%). Sales to third parties increased $12,810,000 (30.0%). The higher sales reflect a continuing improvement in the local construction markets as well as a large wind energy project in Limon, Colorado. Ready-mix concrete sales increased by $9,029,000 (28.5%) in 2014. Concrete volume increased by 20.8%. Average concrete prices in 2014 were 6.4% higher compared to 2013. While concrete prices have increased, the market remains sharply competitive especially on large construction projects. Cement costs per yard increased by 11.9% in 2014 compared to 2013. Cement is the highest cost raw material used in the production of concrete. Delivery cash costs per yard declined by 85 cents. Lower fuel costs, a reduction in repairs and maintenance and lower depreciation charges were partially offset by increased workers’ compensation costs and an increase in the use of contract trucking services. The gross profit ratio from concrete declined from 7.8% in 2013 to 5.4% in 2014 largely due to increased material costs as well as the lower gross profit ratio yielded by the Limon job.

Sand, crushed limestone and gravel (“aggregates”) are produced and sold from various deposits in and around Colorado Springs and Pueblo, Colorado. In both 2014 and 2013 aggregates were produced from four separate locations; two in or near Colorado Springs and two in or near Pueblo. As more fully discussed in Note 2, the Company ceased mining at the leased gravel operation in Pueblo, Colorado, in September 2014 and recorded $5,658,000 of charges related to the closure. These costs are reported on a separate line of the Statement of Operations. The operations at the Black Canyon Quarry, located near Colorado Springs, ceased in the second quarter of 2013 as that deposit is now fully depleted. Operations at the Pikeview Quarry, also near Colorado Springs, resumed in late May of 2013. The Company also owns and operates a sand deposit in Colorado Springs and leases and operates two alluvial gravel deposits, one in Pueblo and the other near Florence, Colorado. Sales volume (tons) of construction aggregates, including those used internally in the production of ready-mix concrete, increased by 15.2% in 2014. Average selling prices, excluding delivery charges, was slightly lower (less than 1%) in 2014 compared to the prior year. The change in average price reflects a combination of price increases and a change in product mix. At the Colorado Springs sand operation average price was lower due to a higher level of sales of unprocessed fill sand. Fill sand is a lower priced product as it requires less processing. Net sales of construction aggregates, including those consumed internally in the production of concrete but excluding delivery charges, increased by 14.2%. The Company’s Colorado Springs’ sand operation also produces industrial sand used in well fracking, the production of stucco and other purposes.  As a percentage of total tons of aggregates sold during 2014 and 2013, industrial sand sales were only approximately .8% and 1.1%, respectively of total aggregate sales volume. The loss (negative gross profit) from all aggregate operations in 2014 was $5,043,000 although the aggregates operations would have reported a gross profit of $615,000, were it not for the $5,658,000 of charges related to the Pueblo closure. This compared to a loss (negative gross profit) of $945,000 in 2013. The improved results, exclusive of the Pueblo shutdown charges, are primarily due to the Pikeview Quarry operating for the full year. The Pikeview Quarry was placed back in production in May 2013 following an extended shutdown after a landslide in December 2008.

Sales of construction supplies increased by $553,000 in 2014. The gross profit ratio was virtually identical to the 2013 level.

Depreciation and amortization charges were $319,000 less in 2014 reflecting a lower level of capital spending in the last five years.

Selling and administrative expenses were $102,000 higher in 2014 compared to 2013. As a percentage of sales, selling and administrative expenses were 6.7% in 2014 compared to 8.5% in 2013.

The prices of two commodities, cement and diesel fuel, can have a significant effect on the results of operations of this segment. Management negotiates cement prices with producers who have production facilities in or near the concrete markets that we serve. Management may negotiate separate cement prices for large construction projects depending on the demand for and availability of cement from the local producers. The Company buys diesel fuel from local distributors and occasionally enters into a short term arrangement with a distributor whereby the price of diesel fuel is fixed for a period of up to six months. In the past year the Company did not hedge diesel fuel prices. Changes in the cost of these two commodities have a direct effect on the results of operations depending upon whether competitive conditions prevailing in the marketplace enable management to adjust its selling prices to recover the increased costs.

Door Segment

2014 vs. 2013

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

Door sales in 2014 were $392,000 (2.5%) more than the previous year. The construction market within the State of Colorado continued to show improvement. In 2014, the company serviced a number of new schools, university facilities and other publicly financed construction projects. The gross profit ratio in 2014 was 23.9%, up from 23.1% in 2013. The improvement was principally the result of improved pricing.

Sales and administrative expenses increased by $307,000. The increase was primarily due to higher compensation costs as well as employee healthcare costs. As a percentage of sales, these expenses were 15.9% and 14.4%, in 2014 and 2013, respectively.

The Door segment sales backlog at the end of 2014 was $5,950,000 compared to $5,151,000 at the end of 2013.

HVAC Industry Group

The table below presents a summary of operating information for the two reportable segments within the HVAC industry group for the fiscal years 2014 and 2013 (amounts in thousands).

	Heating and Cooling	Evaporative Cooling
2014
Revenues from external customers	$34,286	$25,630
Segment gross profit	7,197	5,429
Gross profit as percent of sales	21.0%	21.2%
Segment operating income	1,109	1,269
Operating income as a percent of sales	3.2%	5.0%
Segment assets	$17,762	$13,290
Return on assets	6.2%	9.5%

2013
Revenues from external customers	$36,652	$26,104
Segment gross profit	9,009	5,912
Gross profit as percent of sales	24.6%	22.6%
Segment operating income	2,938	2,070
Operating income as a percent of sales	8.0%	7.9%
Segment assets	$18,748	$12,118
Return on assets	15.7%	17.1%

Heating and Cooling Segment

2014 vs. 2013

Sales in the Heating and Cooling segment in 2014 declined by $2,366,000 (6.5%) compared to 2013. In 2014, approximately 73% of sales consisted of wall furnaces and heaters. Fan coils accounted for 26% of the segment’s sales and other products made up the remaining 1%. In 2013 these shares of total segment sales were 79%, 18% and 3%, respectively. Unit sales of furnaces and heaters were down 18.0% in 2014 compared to 2013. Unit volume was considerably lower in the first quarter and December of 2014 compared to the same periods in 2013. The Company believes that most of this decrease was weather driven. Sales of furnaces and heaters were $4,422,000 (14.3%) less in 2014 compared to 2013. The average selling price of furnaces and heaters increased by approximately 4.4% in 2014 compared to the prior year.

Sales of fan coils increased by $2,239,000 (33.7%) as construction spending in the U.S. lodging industry improved by approximately 18%. Roughly 90% of our sales of fan coils are custom-made systems for hotels and other commercial buildings. Fan coil sales in 2014 were in line with this historical experience. The jobs are obtained through a competitive bidding process. Every bid job is a unique configuration of materials and parts therefore, the company does not track units of sales or production as such unit information would not be useful in managing the business. Management focuses on the current level of sales, the sales backlog, and the contribution margin in managing the fan coil business. Contribution margin is an internal measure calculated by deducting variable manufacturing costs and variable selling expenses from sales for a particular product line. The fan coil contribution margin percentage increased by approximately 1.2 points in 2014 compared to 2013. The fan coil sales backlog at the end of 2014 was approximately $1,945,000 compared to $470,000 at the end of 2013.

The Heating and Cooling segment’s gross profit ratio decreased to 21.0% in 2014 from 24.6% in 2013. The lower gross profit ratio is principally related to the change in product mix as typically profit margins on furnaces and heaters are higher than the margin on fan coils. A decrease in furnace and heater production volume also contributed to the lower gross profit ratio.

Selling and administrative expenses in 2014 were approximately $32,000 lower than the previous year. As a percentage of sales, such expenses were 16.4% in 2014 compared to 15.4% in 2013.

Evaporative Cooling Segment

2014 vs. 2013

Sales of evaporative coolers during 2014 declined $474,000, approximately 1.8% compared to the prior year. Unit sales of evaporative coolers were 5.2% lower in 2014.  Average selling prices per unit increased approximately 1.1%. Although overall unit sales declined due to lower sales of standard residential units, sales of commercial and industrial coolers increased. Parts sales were higher in 2014. Actual average price increases in 2014 were approximately 5.2%. Product mix and parts sales account for the balance of the increase in average selling prices. The gross profit ratio declined from 22.6% in 2013 to 21.1% in 2014. The lower gross profit ratio was primarily due to the overall decline in unit sales combined with an increase in engineering costs related to new products. Also contributing to the increased costs was a full year of lease expense related to additional warehousing space added in mid-2013. Selling and administrative expenses were approximately $271,000 (7.7%) higher in 2014 due principally to higher selling expenses including sales staff compensation and increased advertising expenses to support the new product development efforts. As a percentage of sales, these expenses were 14.8% and 13.4% for 2014 and 2013, respectively.

Both businesses in the HVAC group are sensitive to changes in prices for a number of different raw materials, commodities and purchased parts. Prices of steel and copper in particular can have a significant effect on the results of operations of this group. The Company is not currently a party to any hedging arrangements with regard to steel or copper.

OUTLOOK

Overall the Company expects consolidated sales in 2015 to exceed the 2014 level. Local economists are cautious with their expectations for construction growth along the Southern Front Range of Colorado during 2015. Economic growth in Southern Colorado is lagging behind the growth experienced in the Denver area. The Company believes that price competition will remain sharp in the CACS segment. Competitive bid prices on larger ready-mix projects still indicate some resistance to a higher pricing level by some competitors. Local cement suppliers have again announced price increases and fuel prices are always an uncertainty. The Company anticipates that it will be able to operate the Pikeview Quarry for the entire year in 2015. The Pueblo market remains stagnant.

The Company’s HVAC Industry Group anticipates some increase in sales in 2015 primarily from higher fan coil sales due to a continued increase in construction spending in the lodging industry and a return to a more normal furnace sales level. Sales of furnaces, heaters and evaporative coolers are primarily for replacement purposes and therefore are not heavily reliant on new construction. Sales of these products are generally dependent on the overall strength of the economy especially employment levels. Sales of furnaces heaters and evaporative coolers are also significantly influenced by weather conditions particularly during their respective selling seasons.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission requires all registrants, including the Company, to include a discussion of “critical” accounting policies or methods used in the preparation of financial statements. We believe the following are our critical accounting policies and methods.

Goodwill and Other Intangible Assets

The Company annually assesses goodwill for potential impairment as of the last day of its fiscal year. In addition, to the extent that events occur, either involving the relevant reporting unit or in their industries, the Company revisits its assessment of the recorded goodwill to determine if impairment has occurred and should be recognized. As of January 3, 2015, the Company has recorded $7,229,000 of goodwill consisting of $6,229,000 related to the CACS reporting unit and $1,000,000 related to the Door reporting unit.

The Company follows Accounting Standards Update (ASU) 2011-08 which allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. At the end of 2014 and 2013, the Company concluded that the market conditions continuing to affect the CACS reporting unit dictated that the quantitative analysis was more appropriate than the qualitative analysis. For purposes of measuring the fair value of the CACS reporting unit the Company engages the services of an investment banking firm to assist management with the calculation. The fair value of this reporting unit is determined by applying three valuation methods. These are 1) discounted cash flow (“DCF”) valuation, 2) an analysis of comparable transactions within the industry and 3) comparable enterprise valuations of other public companies in the industry. The DCF valuation was calculated using a discount rate of 13%. The simple average of EBITDA (earnings before interest, taxes, depreciation and amortization) multiples of select transactions in the construction materials industry in the last couple of years was used for method #2 and the simple average of EBITDA multiples of select publicly traded construction materials companies comparable to CACS was used for method #3. The simple average of the valuations under the three methods exceeded the carrying value on the Company’s books by over 6%.

Long-lived Assets (other than Goodwill and Intangible Assets)

The Company reviews long-lived assets by asset group for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the amount and useful life over which cash flows will occur and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available given the Company’s historical experience and internal business plans. The Company wrote off the remaining deferred development balance of $1,257,000 related to the Pueblo East aggregates operation during the third quarter of 2014 upon the decision to cease mining operations at that site. See Note 2.

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

The Company maintains a reserve for future reclamation work to be performed at its various aggregate operations based upon an estimate of the total expense that will be incurred to reclaim the disturbed areas. Actual reclamation costs are charged to expense. The adequacy of the recorded reserve is assessed annually. The assessment may be done more frequently if events or circumstances arise that may indicate a change in estimated costs, recoverable material or the period of mining activity. See Note 2 for a discussion of the additional reclamation costs recorded during the third quarter of fiscal 2014. For the annual assessment of the reserve, the Company engages an independent professional to assist in reevaluating the estimates of both the quantities of recoverable material and the cost of reclamation. The assessment of the adequacy of the reclamation reserves is based on management’s assumptions with the assistance of the independent professional. The analysis requires the use of significant assumptions and estimates about the mining plans, homogeneity of the deposits, third party costs to perform work, method of reclamation to be used, etc.

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

Guidance provided by the Codification that cash consideration (including sales incentives) given by a vendor to a customer is presumed to be a reduction of the selling prices of the vendor’s products or services unless both of the following conditions are met: a) the vendor receives an identifiable benefit in exchange for the consideration and b) the vendor can reasonably estimate the fair value of the benefit. Under this guidance, volume incentives and customer discounts provided to our customers are presumed to be a reduction in the selling price of our products and accordingly we record these as a reduction of gross sales. We require that our customers submit proof of both the advertisement and the cost of the advertising expenditure before we allow a deduction for cooperative advertising. Since the Company receives an identifiable and quantifiable benefit, these costs are recorded as selling and administrative expenses. These programs did not have a material effect on the operations of 2014 compared to 2013.

Recently Issued Accounting Standards

The “Recently Issued Accounting Pronouncements” section of Note 1 discusses new accounting policies adopted by the Company since 2012 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards has an effect on our financial condition, results of operations or liquidity, the impacts are discussed in the applicable notes to the consolidated financial statements.

Item 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, is not required to provide information in response to this item.

Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Continental Materials Corporation

Consolidated Statements of Operations

For Fiscal Years 2014 and 2013

(Amounts in thousands, except per share data)

	2014	2013

Sales	$131,876	$121,541
Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	113,043	101,085
Depreciation, depletion and amortization	2,791	3,028
Selling and administrative	18,976	17,861
Charges related to cessation of mining an aggregates deposit	5,658	—
Williams EcoLogix project expenses	—	726
Gain on disposition of property and equipment	(1)	(70)
Operating loss	(8,591)	(1,089)
Interest expense	(414)	(374)
Other income, net	62	78
Net loss before income taxes	(8,943)	(1,385)
Benefit from income taxes	3,484	526

Net loss	$(5,459)	$(859)

Net loss per basic and diluted share	$(3.31)	$(.52)

Average shares outstanding	1,649	1,639

The accompanying notes are an integral part of the consolidated financial statements.

Continental Materials Corporation

Consolidated Statements of Cash Flows For Fiscal Years 2014 and 2013

(Amounts in thousands)

	2014	2013
Operating activities
Net loss	$(5,459)	$(859)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	2,791	3,028
Provision for future reclamation associated with the Pueblo aggregates deposit	4,000	—
Write-off of deferred development costs associated with Pueblo aggregates deposit	1,257	—
Write-off of prepaid royalties associated with the Pueblo aggregates deposit	401	—
Deferred income tax provision	(3,108)	(324)
Compensation of Board of Directors paid by issuance of treasury shares	217	204
Provision for doubtful accounts	89	3
Reserve for long-term note receivable — related party	—	352
Gain on disposition of property and equipment	(1)	(70)
Changes in working capital items:
Receivables	1,802	(3,242)
Inventories	(1,264)	(365)
Prepaid expenses	(435)	(28)
Prepaid royalties	99	(113)
Accounts payable and accrued expenses	(333)	848
Income taxes payable and refundable	348	564
Other	25	319
Net cash provided by operating activities	429	317

Investing activities
Capital expenditures	(2,071)	(2,286)
Real estate held for resale	—	650
Cash proceeds from sale of property and equipment	1	134
Net cash used in investing activities	(2,070)	(1,502)

Financing activities
Borrowings on the revolving bank loan, net	4,800	1,000
Repayments of long-term debt	(3,408)	(500)
Payments to acquire treasury stock	—	(125)
Net cash provided by financing activities	1,392	375

Net decrease in cash and cash equivalents	(249)	(810)

Cash and cash equivalents
Beginning of year	924	1,734
End of year	$675	$924

Supplemental disclosures of cash flow items
Cash paid (received) during the year
Interest	$428	$402
Income taxes refunded, net	(721)	(766)
Supplemental disclosures of noncash investing and financing activities
Exchange of accounts receivable for acquisition of land	$—	$400
Exchange of accounts receivable for other long-term asset	854	—
Capital expenditures purchased on account	383	—

The accompanying notes are an integral part of the consolidated financial statements.

Continental Materials Corporation

Consolidated Balance Sheets As of January 3, 2015 and December 28, 2013

(Amounts in thousands except share data)

	January 3, 2015	December 28, 2013
ASSETS
Current assets
Cash and cash equivalents	$675	$924
Receivables less allowance of $235 and $365	19,855	22,600
Receivable for insured losses	156	156
Inventories	17,476	16,212
Prepaid expenses	1,792	1,357
Refundable income taxes	464	812
Deferred income taxes	1,060	1,173
Total current assets	41,478	43,234

Property, plant and equipment
Land and improvements	2,766	2,766
Buildings and improvements	20,806	20,793
Machinery and equipment	78,643	77,039
Mining properties	6,133	7,659
Less accumulated depreciation and depletion	(90,781)	(89,248)
	17,567	19,009

Other assets
Goodwill	7,229	7,229
Amortizable intangible assets, net	66	118
Prepaid royalties	—	202
Deferred income taxes	2,860	—
Other long-term assets	2,601	2,170
	$71,801	$71,962

LIABILITIES
Current liabilities
Revolving bank loan payable	$5,800	$—
Accounts payable	5,762	5,335
Accrued expenses
Compensation	1,387	2,227
Reserve for self-insured losses	2,492	2,061
Liability for unpaid claims covered by insurance	156	156
Profit sharing	579	746
Reclamation	2,331	271
Other	2,277	2,239
Total current liabilities	20,784	13,035

Revolving bank loan payable	—	1,000
Long-term debt	—	3,408
Deferred income taxes	—	360
Accrued reclamation	3,084	1,084
Other long-term liabilities	1,111	1,011
Commitments and contingencies (Note 6)

SHAREHOLDERS’ EQUITY
Common shares, $.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,827	1,815
Retained earnings	60,070	65,529
Treasury shares, at cost	(15,718)	(15,923)
	46,822	52,064
	$71,801	$71,962

The accompanying notes are an integral part of the consolidated financial statements.

Continental Materials Corporation

Consolidated Statements of Shareholders’ Equity

For Fiscal Years 2014 and 2013

(Amounts in thousands except share data)

	Common shares	Common shares amount	Capital in excess of par	Retained earnings	Treasury shares	Treasury shares cost
Balance at December 29, 2012	2,574,264	$643	$1,815	$66,388	939,986	$16,002
Net loss	—	—	—	(859)	—	—
Compensation of Board of Directors by issuance of treasury shares	—	—	—	—	(12,000)	(204)
Purchase of treasury shares	—	—	—	—	8,111	125
Balance at December 28, 2013	2,574,264	643	1,815	65,529	936,097	15,923
Net loss	—	—	—	(5,459)	—	—
Compensation of Board of Directors by issuance of treasury shares	—	—	12	—	(12,000)	(205)
Balance at January 3, 2015	2,574,264	$643	$1,827	$60,070	924,097	$15,718

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

In addition to the above reporting segments, an “Unallocated Corporate” classification is used to report the unallocated expenses of the corporate office which provides treasury, insurance and tax services as well as strategic business planning and general management services. Expenses related to the corporate information technology group are allocated to all locations, including the corporate office. An “Other” classification is used to report a real estate operation which ceased operations during 2013 and the expenses of WEI which ceased with the termination of the sole employee during 2013.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include Continental Materials Corporation and all of its subsidiaries (the Company). Intercompany transactions and balances have been eliminated. All subsidiaries of the Company are wholly-owned.

RECLASSIFICATIONS

Certain reclassifications have been made to the fiscal 2013 Consolidated Balance Sheet to conform to the 2014 financial statement presentation. These reclassifications had no effect on total assets, liabilities or shareholders’ equity.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Currently there are no significant prospective accounting pronouncements that are expected to have a material effect on the Company’s consolidated financial statements.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of January 3, 2015 and December 28, 2013 and the reported amounts of revenues and expenses during both of the two years in the period ended January 3, 2015. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly-liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value. The Company has reclassified bank overdrafts to Accounts Payable.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value of the Company’s debt is estimated based on the borrowing rates currently available to the Company for bank loans with similar terms, maturities and credit risks. The carrying amount of debt represented a reasonable estimate of the corresponding fair value as the Company’s debt was held at variable interest rates.

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

Notes Payable and Debt: Fair value was estimated based on the borrowing rates then available to the Company for bank loans with similar terms and maturities and determined through the use of a discounted cash flow model. The carrying amount of debt represents a reasonable estimate of the corresponding fair value as the Company’s debt is held at variable interest rates and was valued as Level 2.

INVENTORIES

Inventories are valued at the lower of cost or market and are reviewed periodically for excess or obsolete stock with a provision recorded, where appropriate. Cost for inventory in the HVAC industry group is determined using the last-in, first-out (LIFO) method. These inventories represent approximately 76% at January 3, 2015 and 74% of total inventories at December 28, 2013. The cost of all other inventory is determined by the first-in, first-out (FIFO) or average cost methods. Some commodity prices such as copper, steel, cement and diesel fuel have experienced significant fluctuations in recent years. Cement and diesel fuel prices are principally relevant to the CACS segment while steel prices and copper prices are principally relevant to our two HVAC businesses. The general effect of using LIFO is that higher prices are not reflected in the inventory carrying value. Current costs are reflected in the cost of sales. Cement and fuel are relevant to our construction materials business. The inventories of the businesses using either FIFO or an average costing method for valuing inventories turn over frequently and at any point in time the amount of cement or fuel inventory is not significant. Due to these circumstances, the commodity fluctuations have primarily affected the cost of sales with little effect on the valuation of inventory. Due to the nature of our products, obsolescence is not typically a significant exposure, however our HVAC businesses will from time to time contend with some slow-moving inventories or parts that are no longer used due to engineering changes. We believe that our inventory valuation reserves are not material. At January 3, 2015, inventory reserves were approximately 1.9% of the total FIFO inventory value. The recorded reserves are intended for such items.

REAL ESTATE HELD FOR RESALE

The Company purchased the residence of an executive of one of the Company’s subsidiaries in connection with his relocation to head up WEI. The residence was sold during 2013.

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

OTHER ASSETS

As of January 3, 2015, the Company has recorded $7,229,000 of goodwill consisting of $6,229,000 related to the Concrete, Aggregates and Construction Supplies segment and $1,000,000 related to the Door segment. The Company annually assesses goodwill for potential impairment at the end of each year. In addition, the Company will reassess the recorded goodwill to determine if impairment has occurred if events arise or circumstances change in the relevant reporting segments or in their industries. No goodwill impairment was recognized for any of the periods presented.

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

The Company is party to three aggregate property leases which require royalty payments. The leased gravel operation in Pueblo Colorado is currently the subject of litigation as the Company seeks, among other things, to rescind the lease and to recover the overpayment of approximately $1,259,000 of royalties. This overpayment is included in the other long-term assets category. See Note 2.

RETIREMENT PLANS

The Company and certain subsidiaries have various contributory profit sharing retirement plans for specific employees. The plans allow qualified employees to make tax deferred contributions pursuant to Internal Revenue Code Section 401(k). The Company may make annual contributions, at its discretion, based primarily on profitability. In addition, any individuals whose compensation is in excess of the amount eligible for the Company matching contribution to the 401(k) plan as established by Section 401 of the Internal Revenue Code, participate in an unfunded Supplemental Profit Sharing Plan. This plan accrues an amount equal to the difference between the amount the person would have received as Company contributions to his account under the 401(k) plan had there been no limitations and the amount the person will receive under the 401(k) plan giving effect to the limitations. Costs under the plans are charged to operations as incurred. As of January 3, 2015 and December 28, 2013, the unfunded liabilities related to the Supplemental Profit Sharing Plan were $1,071,000 and $1,096,000, respectively.

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

RECLAMATION

In connection with permits to mine properties in Colorado, the Company is obligated to reclaim the mined areas whether the property is owned or leased. The Company records a reserve for future reclamation work to be performed at its various aggregate operations based upon an estimate of the total expense that would be paid to a third party to reclaim the disturbed areas. Reclamation expense is determined during the interim periods using the units-of-production method. At each fiscal year-end, a more formal and complete analysis is performed and the expense and reserve is adjusted to reflect the estimated cost to reclaim the then disturbed and unreclaimed areas. The assessment of the reclamation liability may be done more frequently if events or circumstances arise that may indicate a change in estimated costs, recoverable material or period of mining activity. The cessation of mining at the leased gravel operation in Pueblo, Colorado in the third quarter of 2014 was deemed such a circumstance and the Company concluded that an additional $4,000,000 of reclamation reserve was required. This charge was recorded during the third quarter of 2014. See Note 2. As part of the year-end analysis, the Company engages an independent specialist to assist in reevaluating the estimates of both the quantities of recoverable material and the cost of reclamation. Most of the reclamation on any mining property is generally performed concurrent with mining or soon after each section of the deposit is mined. The Company’s reserve for reclamation activities was $5,415,000 at January 3, 2015 (including the aforementioned $4,000,000 third quarter charge) and $1,355,000 at December 28, 2013. The Company classifies a portion of the reserve as a current liability, $2,331,000 at January 3, 2015 and $271,000 at December 28, 2013 based upon historical expenditures and the anticipated reclamation timeframe for the Pueblo aggregate operation.

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

The Company is responsible for warranty related to the manufacture of its HVAC products. The Company does not perform installation services except for installation of electronic access and security systems in the Door segment, nor are maintenance or service contracts offered. Changes in the aggregated product warranty liability for the fiscal years 2014 and 2013 were as follows (amounts in thousands):

	2014	2013
Beginning balance	$104	$127
Warranty related expenditures	(250)	(259)
Warranty expense accrued	255	236
Ending balance	$109	$104

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

All long-lived assets are in the United States. No customer accounted for 10% or more of total sales of the Company in fiscal 2014 or 2013.

Substantially all of the Heating and Cooling Segment’s factory employees are covered by a collective bargaining agreement through the Carpenters Local 721 Union under a contract that expires on December 31, 2018.

IMPAIRMENT OF LONG-LIVED ASSETS

In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required. During the fiscal quarter ended September 27, 2014 the Company wrote-off $1,257,000 of unamortized deferred development expenses and $401,000 of prepaid royalties related to the leased gravel operation in Pueblo, Colorado due to cessation of mining at the location. See Note 2.

FISCAL YEAR END

The Company’s fiscal year end is the Saturday nearest December 31. Fiscal 2014 consisted of 53 weeks while 2012 consisted of 52 weeks.

2. CESSATION OF MINING AT LEASED PUEBLO GRAVEL SITE

In September of 2014 the Company ceased operations at its leased gravel operation in Pueblo, Colorado. This aggregate operation incurred significant operating losses in all but two years since 2005. The principal reasons for the operating losses were the exhaustion of economically extractable aggregates, the high ratio of sand to rock and the high cost of complying with water augmentation requirements. Except for the sand required in the production of concrete, the demand for sand in the Pueblo area is very weak. The decision to shut down the Pueblo aggregate operation resulted in significant accounting charges in the third quarter of 2014. The Company recorded $4,000,000 to reflect the costs to backfill the mined gravel pit from a previous mining phase. Prior to the shutdown the reclamation plan was to fill this pit with waste material and tailings from the ongoing gravel operation. The Company also wrote-off $1,257,000 of unamortized deferred development expenses and $401,000 of prepaid royalties related to the minimum annual royalties paid during the period of operation. On September 10, 2014, the Company filed suit in Continental Materials Corporation v. Valco, Inc., Civil Action No. 2014-cv-2510, in the United States District Court for the District of Colorado seeking, among other things, to rescind the sand and gravel lease and to recover approximately $1,259,000 of royalty overpayments. The sand and gravel lease called for the payments of a royalty on 50,000,000 tons of sand and gravel reserves. Through the end of the third quarter of 2014 approximately 17,500,000 tons have been paid for, including the overpayments. After consideration of all facts and circumstances, including discussions with legal counsel, management concluded that no reserve was required to be recorded against the $1,259,000 of overpaid royalties nor was a liability required to be recorded for royalties related to the remaining 32,500,000 of unmined sand and gravel.

3. INVENTORIES

Inventories consisted of the following (amounts in thousands):

	January 3, 2015	December 28, 2013
Finished goods	$7,144	$6,958
Work in process	1,119	985
Raw materials and supplies	9,213	8,269
	$17,476	$16,212

If inventories valued on the LIFO basis were valued at current costs, inventories would be higher by $6,063,000 and $6,328,000 at January 3, 2015 and December 28, 2013, respectively.

Reductions in inventory quantities during 2013 at two locations resulted in the liquidation of LIFO inventory layers carried at costs lower than the costs of current purchases. The effect was to decrease cost of sales by approximately $16,000 for the fiscal 2013 year.

4. GOODWILL AND AMORTIZABLE INTANGIBLE ASSETS

As of January 3, 2015 the Company has recorded $7,229,000 of goodwill consisting of $6,229,000 related to the CACS segment and $1,000,000 related to the Door segment. The Company annually assesses goodwill for potential impairment at the end of each year.

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

There were no changes in recorded goodwill for either of the years ended January 3, 2015 or December 28, 2013.

Identifiable intangible assets consist of the following (amounts in thousands):

	January 3, 2015		December 28, 2013
	Gross		Gross
	carrying	Accumulated	carrying	Accumulated
	amount	amortization	amount	amortization
Amortized intangible assets:
Restrictive land covenant	$350	$297	$350	$262
Customer relationships	370	357	370	340
	$720	$654	$720	$602

Amortization expense of intangible assets was $52,000 for 2014 and $59,000 for 2013. The estimated amortization expense for the five subsequent fiscal years is as follows: 2015 - $45,000; 2016 - $21,000; and 2017 through 2019 - $0.

5. REVOLVING BANK LOAN AND LONG-TERM DEBT

Outstanding long-term debt at January 3, 2015 and December 28, 2013 consisted of the following (amounts in thousands):

	January 3, 2015	December 28, 2013
Secured term loan	$—	$3,408
Less current portion	—	—
Total long-term debt	$—	$3,408

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

The Credit Agreement either limits or requires prior approval by the lender of additional borrowings, acquisition of stock of other companies, purchase of treasury shares and payment of cash dividends. Payment of accrued interest is due monthly or at the end of the applicable LIBOR period on both the revolving credit borrowings and the term debt borrowings. Principal payments under the term loan were due quarterly with a final payment of all remaining unpaid principal at the maturity date.

The Company entered into the Fifth Amendment to Credit Agreement effective March 20, 2015.The Company had previously entered into four separate amendments to the Credit Agreement to, among other things, to (i) modify certain of the financial covenants, (ii) increase the Revolving Commitment to $18,000,000, (iii) terminate the Term Loan Commitment upon the repayment in full of the outstanding principal balance (and accrued interest thereon) of the Term Loan, (iv) modify the Borrowing Base calculation to provide for borrowing availability in respect of new Capital Expenditures, (v) decrease the interest rates on the Revolving Loans beginning in the third quarter of 2014, and (vi) extend the maturity date to May 1, 2016. The Credit Agreement as amended provides for the following:

•      The Revolving Commitment is $18,000,000.

•      Borrowings under the Revolving Commitment are limited to (a) 80% of eligible accounts receivable, (b) the lesser of 50% of eligible inventories and $8,500,000 plus (c) the lesser of 80% of new Capital Expenditures not to exceed $4,000,000 in the aggregate and $2,000,000 with respect to each of Fiscal Year 2014 and 2015.

•      The Minimum Fixed Charge Coverage Ratio is not permitted to be below 1.15 to 1.0 for the twelve month period ending October 3, 2015 and each Fiscal Quarter end thereafter.

•      The Company must not permit Earnings Before Interest, Taxes, Depreciation and Amortization, as defined, (Minimum EBITDA) to be less than $750,000 for the Computation Period ending April 4, 2015 or permit the Minimum EBITDA to be less than $1,500,000 for the Computation Period ending July 4, 2015.

•      The Company must not permit (a) Tangible Net Worth as of the last day of the Computation Period ending January 3, 2015 to be less than $31,000,000, (b) Tangible Net Worth as of the last day of Computation Period ending April 4, 2015 to be less than $30,000,000, and (b) Tangible Net Worth as of the last day of any future Computation Period (commencing with the Computation Period ending July 4, 2015) to be less than $31,000,000 (provided that the required amount of Tangible Net Worth shall increase (but not decrease) by an amount equal to 50% of the Consolidated Net Income for the immediately preceding Fiscal Year.

•       The Balance Sheet Leverage Ratio as of the last day of any Computation Period may not exceed 1.00 to 1.00.

•      The Company must pay within 120 days after the end of each Fiscal Year, an amount equal to fifty percent of Excess Cash Flow for such Fiscal Year.

•       The maturity date of the credit facility is May 1, 2016.

•       Interest rate pricing for the revolving credit facility is currently LIBOR plus 3.00% or the prime rate plus .75%. An additional reduction is possible in the event the Fixed Charge Coverage Ratio is equal to or exceeds 1.5 to 1.0 with respect to any Computation Period ending on or after December 31, 2014.

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

•       Fixed Charge Coverage Ratio is defined as, for any computation period, the ratio of (a) the sum for such period of (i) EBITDA, as defined, minus (ii) the sum of income taxes paid in cash and all unfinanced capital expenditures to (b) the sum for such period of (i) interest expense plus (ii) required payments of principal of the term debt.

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

Outstanding funded debt (term debt and revolving credit) was $5,800,000 as of January 3, 2015 compared to $4,408,000 as of December 28, 2014. The highest balance outstanding during 2014 and 2013 was $8,000,000 and $4,408,000, respectively. Average outstanding funded debt was $3,964,000 and $3,688,000 for 2014 and 2013, respectively. At January 3, 2015, the Company had outstanding letters of credit totaling $5,415,000. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the available borrowing capacity exceeded the cash needs of the Company and this situation is expected to continue for the foreseeable future.

The Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement, will be sufficient to cover expected cash needs, including planned capital expenditures, for the next twelve months. The Company expects to be in compliance with all debt covenants, as amended, throughout 2015.

6. COMMITMENTS AND CONTINGENCIES

The Company is involved in litigation matters related to its business, principally product liability matters related to the gas-fired heating products and fan coil products in the Heating and Cooling segment. In the Company’s opinion, none of these proceedings, when concluded, will have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial condition as the Company has established adequate accruals for matters that are probable and estimable. The Company does not accrue estimated amounts for future legal costs related to the defense of these matters but rather expenses them as incurred. Also see Note 2 for discussion of litigation regarding the Pueblo sand and gravel lease.

7. SHAREHOLDERS’ EQUITY

Four hundred thousand shares of preferred stock ($.50 par value) are authorized and unissued.

The Company purchased 8,111 shares of its common stock to become treasury stock during fiscal 2013. No such repurchases were made during fiscal 2014. Under the 2010 Non-Employee Directors Stock Plan (the “Plan”) the Company reserved 150,000 treasury shares representing the maximum number of shares allowed to be granted to non-employee directors in lieu of the base director retainer fee. The Company issued a total of 12,000 shares to eight eligible board members effective February 12, 2014 as payment for the retainer fee for 2014. During 2013, the Company issued to the same eight eligible board members 12,000 shares effective February 11, 2013 as payment for the retainer fee for 2013.

8. EARNINGS PER SHARE

The Company does not have any common stock equivalents, warrants or other convertible securities outstanding therefore there are no differences between the calculation of basic and diluted EPS for the fiscal years 2014 or 2013.

9. RENTAL EXPENSE, LEASES AND COMMITMENTS

The Company leases certain of its facilities and equipment and is required to pay the related taxes, insurance and certain other expenses. Rental expense was $2,763,000 and $2,299,000 for 2014 and 2013, respectively.

Future minimum rental commitments under non-cancelable operating leases for 2015 and thereafter are as follows: 2015 — $1,592,000; 2016 — $1,368,000; 2017 — $855,000; 2018 — $451,000; 2019 — $54,000 and thereafter — $0. The commitments do not include any amounts related to minimum royalty payments due on an aggregates property lease in conjunction with the Pueblo, Colorado operation as discussed in Note 2.

10. RETIREMENT PLANS

As discussed in Note 1, the Company maintains defined contribution retirement benefit plans for eligible employees. Total plan expenses charged to continuing operations were $685,000 and $979,000 in 2014 and 2013, respectively.

11. CURRENT ECONOMIC CONDITIONS

Construction activity along the Southern Front Range of Colorado continued to improve during 2014 although construction levels remain well below prior, more robust periods. Local economists are cautious with their expectations for construction growth along the Southern Front Range of Colorado during 2015. Economic growth in Southern Colorado is lagging behind the growth experienced in the Denver area. Pricing in the CACS segment has been and is expected to remain sharply competitive. Local cement suppliers have announced price increases and fuel prices are always an uncertainty. It is difficult to predict the timing and magnitude of any further recovery of the construction markets in Southern Colorado.

The markets for the products manufactured or fabricated by the Heating and Cooling segment, the Evaporative Cooling segment and the Door segment are expected to remain somewhat static although fan coil sales in the Heating and Cooling segment are expected to improve due to an anticipated more robust construction spending level in the lodging industry. As has historically been the case, sales of all segments, other than the Door segment, are influenced by weather conditions.

12. INCOME TAXES

The benefit from income taxes for continuing operations is summarized as follows (amounts in thousands):

		2014	2013
Federal:	Current	$(469)	$(277)
	Deferred	(2,513)	(219)
State:	Current	5	75
	Deferred	(507)	(105)
		$(3,484)	$(526)

Note that the percentage effect of an item on the statutory tax rate in a given year will fluctuate based upon the magnitude of the pre-tax profit or loss in that year. The difference between the tax rate for continuing operations on income or loss for financial statement purposes and the federal statutory tax rate was as follows:

	2014	2013
Statutory tax rate	(34.0)%	(34.0)%
Percentage depletion	(1.0)	(5.9)
Non-deductible expenses	.4	2.4
Valuation allowance for tax assets	(.4)	3.9
State income taxes, net of federal benefit	(4.1)	(5.4)
Federal benefit of use of capital loss	—	(1.3)
Other	.1	2.3
	(39.0)%	(38.0)%

For financial statement purposes, deferred tax assets and liabilities are recorded at a blend of the current statutory federal and states’ tax rates — 37.96%. The principal temporary differences and their related deferred taxes are as follows (amounts in thousands):

	2014	2013
Reserves for self-insured losses	$655	$503
Accrued reclamation	2,055	514
Unfunded supplemental profit sharing plan liability	444	420
Asset valuation reserves	432	465
Future state tax credits	789	789
Net state operating loss carryforwards	369	196
Federal AMT carryforward	268	19
Federal NOL carryforward	925	—
Approximate long-term capital loss carryforward	—	1,455
Other	197	805
Valuation allowance	(180)	(1,670)
Total deferred tax assets	5,954	3,496

Depreciation	1,146	918
Deferred development	245	532
Prepaid royalty	—	706
Other	643	528
Total deferred tax liabilities	2,034	2,684
Net deferred tax asset	$3,920	$812

At January 3, 2015 the Company carries a valuation reserve of $474,000 ($180,000 tax effected) related to the carry forward of charitable contribution deductions arising in the current and prior years due to the uncertainty that the Company will be able to utilize these deductions prior to the expiration of their carry forward periods. For Federal purposes, Alternative Minimum Tax credits can be carried forward indefinitely. For State purposes, Net Operating Losses can be carried forward for periods ranging from 5 to 20 years for the states that the Company is required to file in. Of the $789,000 of recorded state tax credits, $760,000 relates to California Enterprise Zone hiring credits earned in prior years. These credits may be carried forward indefinitely.

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

As a result of the evaluation of the realizability of our deferred tax assets as of January 3, 2015, we concluded that it was more likely than not that all of our deferred tax assets would be realized to the extent not reserved for by a valuation allowance.

The Company accounts for uncertainty in income taxes recognized in its financial statements by applying GAAP’s recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The financial statement effects of a tax position are initially recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon effective settlement with a taxing authority. There was no gross amount of unrecognized tax benefits at either January 3, 2015 or December 28, 2013.

We file income tax returns in the United States Federal and various state jurisdictions. The Internal Revenue Service has completed examinations for periods through 2009. Federal tax years 2010 and on remain subject to examination. Various state income tax returns also remain subject to examination.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in thousands):

	2014	2013
Balance at Beginning of Year	$—	$40
Additions for tax positions related to the current year	—	—
Reductions for statute of limitations	—	—
Reductions for tax positions of prior years	—	(40)
Settlements	—	—
Balance at End of Year	$—	$—

13. RELATED PARTY TRANSACTIONS

A director of the Company is a partner in one of the law firms that was engaged with regard to the lawsuit filed by the Company related to the sand and gravel lease discussed in Note 2. As of January 3, 2015 the Company has paid the director’s firm a de minimis amount for services rendered related to this matter. The same director’s firm received $1,824,000 during 2013 related to the contingent fee agreement entered into with the director’s firm with regard to a lawsuit filed by the Company against its insurance provider that was settled in late 2012.

14. UNAUDITED QUARTERLY FINANCIAL DATA

The following table and footnotes provide summarized unaudited fiscal quarterly financial data for 2014 and 2013 (amounts in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2014
Sales	$26,824	$37,367	$34,366	$33,319
Gross profit	4,099	6,477	4,471	3,786
Depreciation, depletion and amortization	738	743	764	546
Net (loss) income	(1,181)	613	(4,093)	(798)
Basic and Diluted (loss) income per share	(.72)	.37	(2.48)	(.48)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2013
Sales	$26,213	$32,857	$28,865	$33,606
Gross profit	4,593	6,868	5,100	3,895
Depreciation, depletion and amortization	815	844	669	700
Net (loss) income	(803)	187	(242)	(1)
Basic and Diluted (loss) income per share	(.49)	.11	(.15)	.00

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

15. INDUSTRY SEGMENT INFORMATION

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

In addition to the above reporting segments, an “Unallocated Corporate” classification is used to report the unallocated expenses of the corporate office which provides treasury, insurance and tax services as well as strategic business planning and general management services. Expenses related to the corporate information technology group are allocated to all locations, including the corporate office. An “Other” classification is used to report a real estate operation which ceased operations during 2013 and the expenses of WEI which ceased with the termination of the sole employee during 2013.

The following table presents information about reported segments for the fiscal years 2014 and 2013 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

	Construction Products Industry			HVAC Industry
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC	Unallocated Corporate (a)	Other (b)	Total
2014
Revenues from external customers	$55,732	$16,213	$71,945	$34,286	$25,630	$59,916	$15	$—	$131,876
Depreciation, depletion and amortization	1,768	124	1,892	462	386	848	51	—	2,791
Operating (loss) income	(8,863)	1,159	(7,704)	1,109	1,269	2,378	(3,265)	—	(8,591)
Segment assets	30,800	6,518	37,318	17,762	13,290	31,052	3,297	134	71,801
Capital expenditures	1,236	91	1,327	184	940	1,124	3	—	2,454

	Construction Products Industry			HVAC Industry
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC	Unallocated Corporate (a)	Other (b)	Total
2013
Revenues from external customers	$42,922	$15,821	$58,743	$36,652	$26,104	$62,756	$13	$29	$121,541
Depreciation, depletion and amortization	2,093	126	2,219	413	341	754	55	—	3,028
Operating (loss) income	(3,782)	1,243	(2,539)	2,938	2,070	5,008	(2,975)	(583)	(1,089)
Segment assets	26,471	6,837	33,308	18,748	12,118	30,866	7,654	134	71,962
Capital expenditures	1,356	57	1,413	718	548	1,266	7	—	2,686

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

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders

Continental Materials Corporation

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Continental Materials Corporation (Company) as of January 3, 2015 and December 28, 2013, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years then ended.  Our audit also included the years 2014 and 2013 information on the financial statement schedule listed in the Form 10-K Index at Part IV, Item 15(a)2.  The Company’s management is responsible for these consolidated financial statements and financial statement schedule.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits of the basic consolidated financial statements.  The financial statement schedule is presented for purposes of complying with the Securities and Exchange Commission’s rules and regulations and are not a required part of the consolidated financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Continental Materials Corporation as of January 3, 2015 and December 28, 2013 and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  BKD, LLP

Indianapolis, Indiana

April 3, 2015

Item 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.                                        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) as of January 3, 2015. The Chief Executive Officer and Chief Financial Officer, based on that evaluation, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework (1992). Based on this assessment, management concluded that, as of January 3, 2015, the Company’s internal control over financial reporting is effective. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.

As of January 3, 2015, the Company was not an “accelerated filer” as defined in Rule 12b-2 under the Exchange Act. Accordingly, pursuant to SEC rules and regulations, the Company is not required to include, and this Annual Report on Form 10-K does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We are required to annually reassess our status as a “smaller reporting company” as of the end of our fiscal year to determine whether we will be required to provide Management’s Annual Report on Internal Control Over Financial Reporting and the associated report of our independent registered public accounting firm in our Annual Report.

Changes in Internal Control Over Financial Reporting

As noted above, the Company continually reassesses its internal control over financial reporting and makes changes as deemed prudent. No material weaknesses were identified in the review, therefore no changes in the Company’s internal controls over financial reporting occurred during the quarter ended January 3, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.                                        OTHER INFORMATION

The Company does not have any information, not already reported, that is required to be reported on Form 8-K during the fourth quarter of the year covered by this Form 10-K.

PART III

Items 10 through 14 of Part III have been omitted from this Annual Report because the registrant expects to file, not later than 120 days following the close of its fiscal year ended January 3, 2015, its definitive 2015 proxy statement. The information required by Items 10 through 14 of Part III will be included in that proxy statement and such information is hereby incorporated by reference.

PART IV

Item 15.                                       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1                                                            The following financial statements are included in Item 8 of Part II:

Consolidated statements of operations for fiscal years 2014 and 2013

Consolidated statements of cash flows for fiscal years ended 2014 and 2013

Consolidated balance sheets as of January 3, 2015 and December 28, 2013

Consolidated statements of shareholders’ equity for fiscal years 2014 and 2013

(a) 2                                                            The following is a list of financial statement schedules filed as part of this Annual Report:

Schedule II Valuation and Qualifying Accounts & Reserves For the Fiscal Years 2014 and 2013

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

Exhibit 10

Amended and Restated Credit Agreement dated November 18, 2011 among Continental Materials Corporation, as the Company (borrower), The Various Financial Institutions Party Hereto, as Lenders, and The PrivateBank and Trust Company, as Administrative Agent and Arranger, filed as Exhibit 10 to Form 10-Q for the quarter ended October 1, 2011, incorporated herein by reference; First Amendment thereto dated March 21, 2013 filed as Exhibit 10 to Form 10-K for the fiscal year ended December 29, 2012; Second Amendment thereto dated March 20, 2014 filed as Exhibit 10 to Form 10-K for the fiscal year ended December 28, 2013; Third Amendment thereto dated June 28, 2014 filed as Exhibit 10 to Form 10-Q for the quarter ended June 28, 2014; Fourth Amendment thereto dated November 13, 2014 filed as Exhibit 10 to Form 10-Q for the quarter ended September 27, 2015 and the Fifth Amendment filed as Exhibit 10 to this Form 10-K for the fiscal year ended January 3, 2015.

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

Exhibit 101

The following financial information from the Company’s Annual Report for the fiscal year ended January 3, 2015 filed with the SEC on April 3, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations for the fiscal years 2013 and 2012, (ii) the Consolidated Statements of Cash Flows for the fiscal years 2014 and 2013, (iii) the Consolidated Balance Sheets as of January 3, 2015 and December 28, 2013, (iv) the Consolidated Statements of Shareholders’ Equity for fiscal years 2014 and 2013, and (v) Notes to Consolidated Financial Statements.**

* • Compensatory plan or arrangement

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

Date:  April 3, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY(IES)	DATE

/S/ James G. Gidwitz	Chief Executive Officer and a Director
James G. Gidwitz	(Principal Executive Officer)	April 3, 2015

/S/ Joseph J. Sum	Vice President, Chief Financial Officer
Joseph J. Sum	(Principal Financial Officer)	April 3, 2015

/S/ Mark S. Nichter	Secretary and Controller
Mark S. Nichter	(Principal Accounting Officer)	April 3, 2015

/S/ William D. Andrews
William D. Andrews	Director	April 3, 2015

/S/ Thomas H. Carmody
Thomas H. Carmody	Director	April 3, 2015

/S/ Betsy R. Gidwitz
Betsy R. Gidwitz	Director	April 3, 2015

/S/ Ralph W. Gidwitz
Ralph W. Gidwitz	Director	April 3, 2015

/S/ Ronald J. Gidwitz
Ronald J. Gidwitz	Director	April 3, 2015

/S/ Theodore R. Tetzlaff
Theodore R. Tetzlaff	Director	April 3, 2015

/S/ Peter E. Thieriot
Peter E. Thieriot	Director	April 3, 2015

/S/ Darrell M. Trent
Darrell M. Trent	Director	April 3, 2015

CONTINENTAL MATERIALS CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (c) (e)

for the fiscal years 2014 and 2013

COLUMN A	COLUMN B	COLUMN C(1)	COLUMN D		COLUMN E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions - Describe		Balance at End of Period

Year 2014
Allowance for doubtful accounts (c)	$365,000	$89,000	$219,000	(a)	$235,000
Inventory valuation reserve (c)	$432,000	$122,000	$171,000	(b)	$383,000
Reserve for self-insured losses	$2,061,000	$5,124,000	$4,693,000	(d)	$2,492,000

Year 2013
Allowance for doubtful accounts (c)	$469,000	$3,000	$107,000	(a)	$365,000
Inventory valuation reserve (c)	$435,000	$140,000	$143,000	(b)	$432,000
Reserve for self-insured losses	$2,595,000	$3,348,000	$3,882,000	(d)	$2,061,000

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