Form 10-Q
period 2015-04-04
CONTINENTAL MATERIALS CORP
filed 2015-05-19
CIK 24104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2015

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

Common Stock, $0.25 par value, shares outstanding at May 6, 2015: 1,662,167

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

APRIL 4, 2015 AND JANUARY 3, 2015

(000’s omitted except share data)

	APRIL 4, 2015	JANUARY 3,
	(Unaudited)	2015
ASSETS
Current assets:
Cash and cash equivalents	$784	$675
Receivables, net	20,758	19,855
Receivable for insured losses	204	156
Inventories:
Finished goods	7,814	7,144
Work in process	1,325	1,119
Raw materials and supplies	8,756	9,213
Prepaid expenses	1,724	1,792
Refundable income taxes	567	464
Deferred income taxes	1,060	1,060

Total current assets	42,992	41,478

Property, plant and equipment, net	17,025	17,567

Goodwill	7,229	7,229
Amortizable intangible assets, net	55	66
Deferred income taxes	2,860	2,860
Other assets	2,601	2,601

	$72,762	$71,801
LIABILITIES
Current liabilities:
Revolving bank loan payable	$4,900	$5,800
Accounts payable and accrued expenses	16,621	14,828
Liability for unpaid claims covered by insurance	204	156
Total current liabilities	21,725	20,784

Other long-term liabilities	4,215	4,195
SHAREHOLDERS’ EQUITY
Common shares, $0.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,817	1,827
Retained earnings	59,874	60,070
Treasury shares, 912,097 and 924,097 at cost	(15,512)	(15,718)
	46,822	46,822

	$72,762	$71,801

See notes to condensed consolidated financial statements.

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE THREE MONTHS ENDED APRIL 4, 2015 AND MARCH 29, 2014

(Unaudited)

(000’s omitted except per-share amounts)

	APRIL 4, 2015	MARCH 29, 2014

Net sales	$30,685	$26,824

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	25,187	23,045
Depreciation, depletion and amortization	646	738
Selling and administrative	5,104	4,726
Gain on disposition of property and equipment	(33)	—
	30,904	28,509

Operating loss	(219)	(1,685)

Interest expense, net	(89)	(99)
Other income (loss), net	11	(5)

Loss before income taxes	(297)	(1,789)

Benefit from income taxes	101	608

Net loss	(196)	(1,181)

Retained earnings, beginning of period	60,070	65,529

Retained earnings, end of period	$59,874	$64,348

Basic and diluted loss per share	(.12)	(.72)

Average shares outstanding	1,659	1,645

See notes to condensed consolidated financial statements.

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 4, 2015 AND MARCH 29, 2014

(Unaudited)

(000’s omitted)

	APRIL 4, 2015	MARCH 29, 2014

Net cash provided by (used in) operating activities	$1,069	$(1,596)

Investing activities:
Capital expenditures	(93)	(807)
Cash proceeds from sale of property and equipment	33	—
Net cash used in investing activities	(60)	(807)

Financing activities:
(Repayments) borrowings on the revolving bank loan, net	(900)	5,693
Repayment of long term debt	—	(3,408)
Net cash (used in) provided by financing activities	(900)	2,285

Net increase (decrease) in cash and cash equivalents	109	(118)

Cash and cash equivalents:
Beginning of period	675	924

End of period	$784	$806

Supplemental disclosures of cash flow items:
Cash paid (received) during the three months for:
Interest, net	$86	$97
Income taxes, net	3	(235)

See notes to condensed consolidated financial statements.

CONTINENTAL MATERIALS CORPORATION

SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

NOTES TO THE QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED APRIL 4, 2015

(Unaudited)

1.              Basis of Presentation:

The unaudited interim condensed consolidated financial statements included herein are prepared pursuant to the Securities and Exchange Commission (the “Commission”) rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual consolidated financial statements have been omitted. The condensed consolidated balance sheet of Continental Materials Corporation (the “Company”) as of January 3, 2015 has been derived from the audited consolidated balance sheet of the Company as of that date. The interim condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K. In the opinion of management, the condensed consolidated financial statements include all adjustments (none of which were other than normal recurring adjustments) necessary for a fair statement of the results for the interim periods. Certain reclassifications have been made to the 2014 consolidated financial statements to conform to the 2015 presentation. The reclassifications had no effect on the consolidated results of operations, the net decrease in cash or the total assets, liabilities or shareholders’ equity of the Company.

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

The Company has established a valuation reserve related to the carry-forward of all charitable contributions deductions arising from prior years and the portion of contributions in 2015 that the Company believes it will be unable to utilize prior to the expiration of their carryforward periods. For Federal tax purposes, net operating losses can be carried forward for a period of 20 years while alternative minimum tax credits can be carried forward indefinitely. For state tax purposes, net operating losses can be carried forward for periods ranging from 5 to 20 years for the states that the Company is required to file in. California Enterprise Zone credits can be carried forward indefinitely while Colorado credits can be carried forward for 7 years.

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

5.              Operating results for the first three months of 2015 are not necessarily indicative of performance for the entire year due to the seasonality of most of the Company’s products. Historically, sales of the Evaporative Cooling segment are higher in the first and second quarters, sales of the Concrete, Aggregates and Construction Supplies (CACS) segment are higher in the second and third quarters and sales of the Heating and Cooling segment are higher in the third and fourth quarters. The sales of the Door segment are generally more evenly spread throughout the year.

6.              There is no difference in the calculation of basic and diluted earnings per share (EPS) for the three months ended April 4, 2015 and March 29, 2014 as the Company does not have any dilutive instruments.

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

The following table presents information about reported segments for the three months ended April 4, 2015 and March 29, 2014 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

	Construction Products			HVAC Products
	Concrete,
Quarter ended April 4, 2015	Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Total

Revenues from external customers	$10,565	$4,188	$14,753	$9,146	$6,782	$15,928	$4	$30,685
Depreciation, depletion and amortization	337	31	368	142	123	265	13	646
Operating (loss) income	(728)	338	(390)	497	451	948	(777)	(219)
Segment assets	31,098	6,757	37,855	16,261	15,959	32,220	2,687	72,762
Capital expenditures	—	1	1	59	33	92	—	93

	Construction Products			HVAC Products
	Concrete,
Quarter ended March 29, 2014	Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Total

Revenues from external customers	$10,318	$3,896	$14,214	$6,924	$5,683	$12,607	$3	$26,824
Depreciation, depletion and amortization	456	36	492	129	105	234	12	738
Operating (loss) income	(1,583)	395	(1,188)	(30)	263	233	(730)	(1,685)
Segment assets (a)	30,800	6,518	37,318	17,762	13,290	31,052	3,431	71,801
Capital expenditures (b)	623	34	657	56	94	150	—	807

(a)       Segment assets are as of January 3, 2015.

(b)       Capital expenditures are presented on the accrual basis of accounting.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last annual report.

8.              Identifiable amortizable intangible assets as of April 4, 2015 include a restrictive land covenant and customer relationships. Collectively, these assets were carried at $55,000, net of $665,000 accumulated amortization. The pre-tax amortization expense for intangible assets during the quarter ended April 4, 2015 was $11,000 compared to $13,000 for the quarter ended March 29, 2014.

Based upon the intangible assets recorded on the balance sheet at April 4, 2015, amortization expense for the next five years is estimated to be as follows: 2015 — $45,000; 2016 — $21,000 and zero thereafter.

9.              The Company issued a total of 12,000 shares to the eight eligible board members effective January 27, 2015 as full payment for their 2015 retainer fee. The Company issued a total of 12,000 shares to the eight eligible board members effective February 12, 2014 as full payment for their 2014 retainer fee. All shares were issued under the 2010 Non-Employee Directors Stock Plan.

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

The Company entered into the Fifth Amendment to Credit Agreement effective March 20, 2015. The Company had previously entered into four separate amendments to the Credit Agreement to, among other things, to (i) modify certain of the financial covenants, (ii) increase the Revolving Commitment to $18,000,000, (iii) terminate the Term Loan Commitment upon the repayment in full of the outstanding principal balance (and accrued interest thereon) of the Term Loan, (iv) modify the Borrowing Base calculation to provide for borrowing availability in respect of new Capital Expenditures, (v) decrease the interest rates on the Revolving Loans and (vi) extend the maturity date to May 1, 2016. The Credit Agreement as amended provides for the following:

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

Outstanding funded debt (revolving credit) was $4,900,000 as of April 4, 2015 compared to $5,800,000 as of January 3, 2015. The highest balance outstanding during the first quarters of 2015 and 2014 was $6,000,000 and $6,990,000, respectively. Average outstanding funded debt was $4,543,000 and $3,759,000 for the first quarters of 2015 and 2014, respectively. At April 4, 2015, the Company had outstanding letters of credit totaling $5,415,000. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the available borrowing capacity exceeded the cash needs of the Company and this situation is expected to continue for the foreseeable future.

The Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement, will be sufficient to cover expected cash needs, including planned capital expenditures, for the next twelve months. The Company expects to be in compliance with all debt covenants, as amended, throughout 2015.

11.       The Company is involved in litigation matters related to its business, principally product liability matters related to the gas-fired heating products and fan coil products in the Heating and Cooling segment. In the Company’s opinion, none of these proceedings, when concluded, will have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial condition as the Company has established adequate accruals for known occurrences which represent management’s best estimate of the future liability related to these claims up to the associated deductible. The Company does not accrue estimated amounts for future legal costs related to the defense of these matters but rather expenses legal costs as incurred.

As disclosed in the 2014 annual report on Form 10-K, in September of 2014 the Company ceased operations at its leased gravel operation in Pueblo, Colorado. On September 10, 2014, the Company filed suit in Continental Materials Corporation v. Valco, Inc., Civil Action No. 2014-cv-2510, in the United States District Court for the District of Colorado seeking, among other things, to rescind the sand and gravel lease and to recover approximately $1,259,000 of overpaid royalties. The suit is in the early stages of discovery. The sand and gravel lease called for the payments of a royalty on 50,000,000 tons of sand and gravel reserves. Through the end of the third quarter of 2014 approximately 17,700,000 tons have been paid for, including the overpaid amounts. After consideration of all facts and circumstances, including discussions with legal counsel, management concluded that no reserve was required to be recorded against the $1,259,000 of overpaid royalties nor was a liability required to be recorded for royalties related to the remaining 32,500,000 of unmined sand and gravel.

Item 2.                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help investors understand the Company’s results of operations, financial condition and current business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report and the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

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

The Company’s cash flow from operations during the first quarter of 2015 was positive primarily due to the reduction of the operating loss and changes in working capital items, largely an increase in accounts payable and accruals. Operations for the first three months of 2014 used $1,596,000 of cash. The use of cash was primarily the result of the net loss and changes in working capital items, most notably an increase inventories partially offset by a reduction in receivables.

With regard to investing activities, capital expenditures continue to be curtailed wherever possible. Capital expenditures during the first quarter of 2015 were limited to $93,000. Purchase of equipment related to the reopening of the Pikeview Quarry resulted in $807,000 being spent during the first quarter of 2014.

Financing activities during the first quarter of 2015 used $900,000 of available cash to pay down the revolving bank loan. Financing activities during the first quarter of 2014 provided $2,285,000 of cash which was used to finance operations and capital expenditures. See also the discussion of the Revolving Credit and Term Loan Agreement below.

Revolving Credit and Term Loan Agreement

As discussed in Note 10 to the condensed consolidated financial statements contained in this Quarterly Report, the Company amended its Credit Agreement effective March 20, 2015 such that the Company now has a Revolving Commitment of $18,000,000. Borrowings under the Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles, certain real estate and the common stock of all of the Company’s subsidiaries. Borrowings under the Credit Agreement are limited to 80% of eligible accounts receivable and 50% of eligible inventories. Borrowings under the Credit Agreement bear interest based on a LIBOR or prime rate based option.

The Credit Agreement either limits or requires prior approval by the lender of additional borrowings, acquisition of stock of other companies, purchase of treasury shares and payment of cash dividends. Payment of accrued interest is due monthly or at the end of the applicable LIBOR period. The Credit Agreement has a maturity date of May 1, 2016.

The Company had borrowings against the revolving credit facility of $4,900,000 at April 4, 2015. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the entire revolving credit facility was available to the Company This situation is expected to continue for the foreseeable future.

The Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement, will be sufficient to cover expected cash needs, including planned capital expenditures, for the next twelve months. The Company was in compliance with all debt covenants as of April 4, 2015. Current projections anticipate that the Company will be in compliance with all debt covenants, as amended, for the remainder of 2015.

Results of Operations — Comparison of Quarter Ended April 4, 2015 to Quarter Ended March 29, 2014

(In the ensuing discussions of the results of operations the Company defines the term gross profit as the amount determined by deducting cost of sales before depreciation, depletion and amortization from sales. The gross profit ratio is gross profit divided by sales.)

Consolidated sales in the first quarter of 2015 were $30,685,000, an increase of $3,861,000 or 14.4% compared to the first three months of 2014. All four of the segments reported increased sales. Sales in the Heating and Cooling segment accounted for the largest increase ($2,222,000) as furnace sales in the 2015 quarter rebounded to a more normal level from the first quarter of 2014 and fan coil sales continued to strengthen. Sales in the Evaporative Cooling segment increased $1,099,000 over the first quarter of 2014. The Door segment reported a modest improvement in sales after robust sales in March. The Concrete, Aggregates and Construction Supply (“CACS”) segment increased approximately 2.4%. Inclement weather in the area served dampened sales in the first two months of 2015 before a stronger March.

The consolidated gross profit ratio in the first quarter of 2015 was 17.9% compared to 14.1% in the first three months of 2014. Three of the Company’s segments reported improved gross profit ratios with only the Door segment registering a decline of 1.1% The principal reason for the higher gross profit ratio for the first quarter of 2015 was the improvement in the CACS segment which was a positive 6.6% compared to a negative 1.3% in the 2014 first quarter. The improved operating results of the CACS segment are largely due to improved pricing as well as reduced delivery and batching costs per yard. The closure of the Pueblo aggregates operation during the third quarter of 2014 also had a significant positive effect.

Consolidated selling and administrative expenses in the first quarter of 2015 were $378,000 (8.0%) higher compared to the year-ago period. As a percentage of consolidated sales, all selling and administrative expenses were 16.6% in the first quarter of 2015 compared to 17.6% in the same period of the prior year.

Consolidated depreciation, depletion and amortization charges in the first quarter of 2015 were $92,000 less than in the first three months of 2014. This reduction reflects the reduced level of capital spending in the past five years especially in the CACS segment.

The consolidated operating loss in the first quarter of 2015 was $219,000 compared to an operating loss of $1,685,000 in the first three months of the prior year. The reduced operating loss is primarily due to the improved operating results of the CACS segment and both HVAC segments.

Consolidated net interest expense was $10,000 lower in the first quarter of 2015 compared to the first quarter of 2014. Net interest expense includes interest on outstanding funded debt (term debt and the outstanding revolving credit balance), finance charges on outstanding letters of credit, the fee on the unused revolving credit line and other recurring fees charged by the lending bank. The weighted average interest rate on outstanding funded debt in both the first quarter of 2015 and the first quarter of 2014, including the fee on the unused line of credit and other recurring bank charges but excluding finance charges on letters of credit, was approximately 5.2%. See Note 10 for a discussion of the Company’s March 2015 amendment to the credit agreement with its lending bank. Average outstanding funded debt was $4,502,000 and $4,759,000 in the first quarter of 2015 and 2014, respectively. The maximum outstanding funded debt was $6,000,000 and $6,990,000 in the first quarter of 2015 and 2014, respectively.

The Company’s effective income tax rate reflects federal and state statutory income tax rates adjusted for non-deductible expenses, tax credits and other tax items. The estimated effective income tax rate related to the loss from operations was 34% for both the first quarter of 2015 and 2014.

The Company operates four businesses in two industry groups. The businesses are generally seasonal, weather sensitive and subject to cyclical factors. The following addresses various aspects of operating performance focusing on the reportable segments within each of the two industry groups.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products industry group for the quarters ended April 4, 2015 and March 29, 2014 (dollar amounts in thousands):

	Concrete, Aggregates and Construction Supplies	Doors
Quarter ended April 4, 2015
Revenues from external customers	$10,565	$4,188
Gross profit	693	1,019
Gross profit as a percent of sales	6.6%	24.3%
Segment operating (loss) income	(728)	338
Operating (loss) income as a percent of sales	(6.9)%	8.1%
Segment assets as of April 4, 2015	$31,098	$6,757
Return on assets	(2.3)%	5.0%

Quarter ended March 29, 2014
Revenues from external customers	$10,318	$3,896
Gross profit	(136)	991
Gross profit as a percent of sales	(1.3)%	25.4%
Segment operating (loss) income	(1,583)	395
Operating (loss) income as a percent of sales	(15.3)%	10.1%
Segment assets as of March 29, 2014	$31,980	$6,469
Return on assets	(4.9)%	6.1%

Concrete, Aggregates and Construction Supplies Segment

The product offerings of the CACS segment consist of ready mix concrete, aggregates and construction supplies. Ready mix concrete and aggregates are produced at multiple locations in or near Colorado Springs and Pueblo, Colorado. Construction supplies encompass numerous products purchased from third party suppliers and sold to the construction trades, particularly concrete sub-contractors. In the first quarter of 2015, concrete, aggregates and construction supplies accounted for approximately 67%, 27% and 6% of the sales of the CACS segment, respectively, including aggregates consumed internally in the production of concrete. In the first three months of 2014 concrete, aggregates and construction supplies accounted for approximately 63%, 28% and 9% of sales of the CACS segment, respectively. Sales including aggregates consumed internally increased by $424,000 (3.5%). Sales to third parties increased $247,000 (2.4%). The higher sales reflect a continuing but moderate improvement in the Colorado Springs construction market. Ready mix concrete sales, excluding flow fill material, increased by $614,000 (8.3%) in the first quarter of 2015 compared to the comparable 2014 quarter. Concrete volume increased by 2.5%. Average concrete prices during the first quarter of 2015, excluding flow fill material, increased by 5.7% compared to the first quarter of 2014. The 5.7% increase in the average selling price reflects a combination of increased selling prices and changes in product mix. While concrete prices have increased, the market remains sharply competitive especially on large construction projects. Cement costs per yard increased by 11.8% in the first quarter of 2015 compared to the same period in 2014. Cement is the highest cost raw material used in the production of ready mix concrete. The per yard cost of all other concrete material inputs decreased by 3.0%. Delivery cost per yard decreased by 9.2% compared to the first quarter of 2014 primarily due to improved efficiency and lower diesel costs. The gross profit ratio from concrete for the first quarter of 2015 improved over the comparable quarter of 2014 as a result of increased sales prices combined with reduced delivery and batching costs.

Sand, crushed limestone and gravel (“aggregates”) are produced and sold from various deposits in and around Colorado Springs. The Pueblo, Colorado deposit ceased operations during the third quarter of 2014. Sales volume (tons) of construction aggregates, including those used internally in the production of ready mix concrete, declined 4.3% in 2014. Average selling prices, excluding delivery charges increased by approximately 7.8%. Aggregate selling prices were increased at all locations. Despite the lower sales volume, sales of aggregates, including internal consumption and delivery charges, increased by $64,000 or approximately 3.1%. Harsh weather conditions during the first quarter of 2015, notably in January, caused an overall decline of 16.1% in production volume. The gross profit from all aggregate operations in the first quarter of 2015 was $52,000 compared to loss of $331,000 for the comparable 2014 quarter. The improvement was entirely due to the reduced loss at the closed Pueblo gravel operation. The Pueblo operation continues to incur certain carrying costs, primarily for utilities and some ongoing repairs and maintenance.

Sales of construction supplies declined by $272,000 (25.6%). Management believes that the decline was principally due to inclement weather during the first quarter primarily in January. Due to the fixed nature of many of the costs, the gross profit ratio for the first quarter of 2015 was a negative .5% compared to a positive 7.4% in the first quarter of 2014.

Depreciation and amortization charges were $119,000 less in first quarter of 2015 reflecting a lower level of capital spending over the last five years.

Selling and administrative expenses were $126,000 (12.7%) higher in the first three months of 2015 compared to the same period in 2014. The increase was due to $174,000 of legal expense largely incurred in connection with the Pueblo lease litigation. See Note 11. Selling and administrative expenses were 10.6% of sales in the first quarter of 2015 (8.9% not including the legal expense) compared to 9.6% in the first quarter of the prior year.

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

Door Segment

The Door segment sells hollow metal doors, door frames and related hardware, wood doors, lavatory fixtures and electronic access and security systems. Nearly all of the Door segments sales are for commercial and institutional buildings such as schools and healthcare facilities. Approximately 65% to 70% of the sales of the Door segment are related to jobs obtained through a competitive bidding process. Bid prices may be higher or lower than bid prices on similar jobs in the prior year. Since every bid job is a unique configuration of materials and parts, the Door segment does not track unit sales of the various products through its accounting or management reporting systems. Management focuses on the level of the sales backlog, the trend in sales and the gross profit rate in managing the business.

Door sales in the first quarter of 2015 were 7.5% higher than in the first quarter of the previous year. The increase in sales was primarily due to increased volume. Bid prices are still competitive. The gross profit ratio in the first quarter of 2015 was 24.3%, down from 25.4% in 2014. The reduced gross profit ratio reflects a slightly lower proportion of the revenues related to electronic access and security systems which tend to have a higher gross profit margin.

Sales and administrative expenses were approximately $90,000 higher in the 2015 quarter due to increased health insurance costs and higher project managers’ incentive pay compared to the first quarter of 2014.

The Door segment sales backlog at the end of the first quarter of 2015 was $4,745,000 compared to $4,849,000 a year ago.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products industry group for the quarters ended April 4, 2015 and March 29, 2014 (dollar amounts in thousands):

	Heating and Cooling	Evaporative Cooling
Quarter ended April 4, 2015
Revenues from external customers	$9,146	$6,782
Gross profit	2,215	1,567
Gross profit as a percent of sales	24.2%	23.1%
Segment operating income	497	451
Operating income as a percent of sales	5.4%	6.6%
Segment assets as of April 4, 2015	$16,261	$15,959
Return on assets	3.1%	2.8%

Quarter ended March 29, 2014
Revenues from external customers	$6,924	$5,683
Gross profit	1,644	1,277
Gross profit as a percent of sales	23.7%	22.5%
Segment operating (loss) income	(30)	263
Operating (loss) income as a percent of sales	(.4)%	4.6%
Segment assets as of March 29, 2014	$15,253	$16,571
Return on assets	(.2)%	1.6%

Heating and Cooling Segment

In the first quarter of 2015, approximately 69% of sales in the Heating and Cooling segment consisted of wall furnaces and heaters. Fan coils accounted for 31% of the segment’s sales and other products were negligible. In the first three months of 2014, these shares of total segment sales were 75%, 24% and 1%, respectively. Overall sales in the Heating and Cooling segment in the first quarter of 2015 were $2,222,000 (32.1%) higher compared to the same period in 2014. Unit shipments of furnaces and heaters were 28.0% higher in the first quarter of 2015 compared to 2014 returning to a more normal level from the low unit shipments in 2014. The Company believes customers may have carried over a larger quantity of furnaces into January of 2014 depressing the 2014 first quarter sales. The average price of furnaces and heaters in the first quarter of 2015 was 3.1% lower compared to the same period in 2014 due to a change in sales mix. Sales of fan coils increased by 71.9% compared to the first quarter of 2014 as the fan coil market continues to improve. Fan coil orders are also strengthening as the backlog at the end of March 2015 improved to $3,183,000 from $1,482,000 at the end of March 2014. Typically, approximately 90% of the sales of fan coils are custom-made systems for hotels and other commercial buildings. The jobs are obtained through a competitive bidding process. Since every bid job is a unique configuration of materials and parts, the Company does not track units of sales or production as such unit volume data would not be useful in managing the business. Management focuses on the current level of sales, the sales backlog and the contribution margin in managing the fan coil business. Contribution margin is an internal measure of profitability for a product or product line measured by deducting variable manufacturing costs and variable selling expenses from sales for a particular product line. The fan coil contribution margin percentage in the first quarter of 2015 improved by 3.5 points from the first quarter of 2014.

The Heating and Cooling segment’s gross profit ratio for the first quarter of 2015 was 24.2% compared to 23.7% in the first three months of 2014. The improvement was primarily due to higher gross profit ratio achieved by the fan coil line largely related to the improved sales. A higher level of wall furnace and heater production and its effect on factory overhead absorption compared to the first quarter of 2014 also added to the improvement.

Selling and administrative expenses in the first three months of 2015 modestly higher compared to the first quarter of 2014 primarily due to compensation increases. However, as a percentage of sales, selling and administrative expenses were 17.2% in the first quarter of 2015 compared to 22.3% in 2014.

Evaporative Cooling Segment

Sales of evaporative coolers increased by $1,099,000, 19.3%, in the first three months of 2015 compared to the same period in the prior year. Unit sales of evaporative coolers increased by 11.0% in the first quarter of 2015 compared to the prior year period.  Average selling prices per unit were approximately 6.2% higher compared to a year ago. However, excluding parts sales, the average price of a cooler unit was 7.3% higher than the previous year due to a combination of price increases and product mix. The gross profit ratio in the first quarter of 2014 was 23.1% compared to 22.5% in the first quarter of 2014. Selling and administrative expenses were $84,000 (9.2%) higher in the first quarter of 2015 due principally to higher legal and advertising costs. As a percentage of sales, selling and administrative expenses were 14.6% and 16.0% in the first quarter of 2015 and 2014, respectively.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements contained in this Quarterly Report have been prepared in accordance with accounting principles generally accepted in the United States of America which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of April

4, 2015 and January 3, 2015 and affect the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates.

Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

OUTLOOK

The construction market in Colorado Springs continues to exhibit moderate improvement although local economists are cautious with their expectations for construction growth along the Southern Front Range of Colorado during 2015. Economic growth in Southern Colorado is thus far lagging behind the growth experienced in the Denver area. The Company has seen some pricing improvements; however competitive bid prices on larger ready-mix projects remain highly competitive. Local cement suppliers have again announced price increases and fuel prices are always an uncertainty. The Company anticipates that it will be able to operate the Pikeview Quarry for the entire year in 2015. Construction activity in Pueblo remains slow.

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

MATERIAL CHANGES TO CONTRACTUAL OBLIGATIONS

There were no material changes to contractual obligations that occurred during the quarter ended April 4, 2015.

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

Item 4.                     Controls and Procedures

(a)                     Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (“Exchange Act”), as of April 4, 2015. The Chief Executive Officer and Chief Financial

Officer, based on that evaluation, concluded that the Company’s disclosure controls and procedures are effective and were reasonably designed to ensure that all material information relating to the Company (including its subsidiaries) required to be disclosed in the reports filed and submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission.

(b)                     Changes in Internal Control Over Financial Reporting.

During the quarter ended April 4, 2015, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Items 1, 1A, 3 and 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this Quarterly Report.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

The Company reserved 150,000 treasury shares representing the maximum number allowed to be granted under the 2010 Non-Employee Directors Stock Plan (Plan) to non-employee directors in lieu of the base director retainer fee. The Company issued a total of 12,000 shares to eight eligible board members effective January 27, 2015 as full payment of the base retainer fee for 2015. On February 12, 2014, the Company issued a total of 12,000 shares to eight eligible board members as full payment of the base retainer fee for 2014. At April 4, 2015, a total of 78,000 shares remain eligible for issuance under the Plan.

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

3.1

Registrant’s Restated Certificate of Incorporation dated May 28, 1975, as amended on May 24, 1978, May 27, 1987 and June 3, 1999 filed as Exhibit 3 to Form 10-K for the year ended January 1, 2005 (Accession # 0001104659-05-016256) incorporated herein by reference.

3.2	Registrant’s By-laws, as amended September 19, 1975 filed as Exhibit 3a to Form 10-Q for the period ended June 28, 2014, incorporated herein by reference.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2015 filed with the SEC on May 19, 2015, formatted in Extensible Business Reporting Language (XBRL); (i) the Condensed Consolidated Balance Sheets as of April 4, 2015 and January 3, 2015; (ii) the Condensed Consolidated Statements of Operations and Retained Earnings for the fiscal three months ended April 4, 2015 and March 29, 2014; (iii) the Condensed Consolidated Statements of Cash Flows for the fiscal three months ended April 4, 2015 and March 29, 2014; and (iv) Notes to Quarterly Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION

Date:	May 19, 2015	By:	/s/ Joseph J. Sum
Joseph J. Sum, Vice President
and Chief Financial Officer