Form 10-Q
period 2015-07-04
CONTINENTAL MATERIALS CORP
filed 2015-08-14
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.25 par value, shares outstanding at August 7, 2015: 1,662,167.

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

JULY 4, 2015 and JANUARY 3, 2015

(000’s omitted except share data)

	JULY 4,
	2015	JANUARY 3,
	(Unaudited)	2015
ASSETS
Current assets:
Cash and cash equivalents	$558	$675
Receivables, net	21,254	19,855
Receivable for insured losses	—	156
Inventories:
Finished goods	7,955	7,144
Work in process	1,055	1,119
Raw materials and supplies	8,881	9,213
Prepaid expenses	2,045	1,639
Refundable income taxes	470	464
Deferred income taxes	77	1,060

Total current assets	42,295	41,325

Property, plant and equipment, net	16,966	17,720

Goodwill	7,229	7,229
Amortizable intangible assets, net	43	66
Deferred income taxes	3,750	2,860
Other assets	2,601	2,601
	$72,884	$71,801
LIABILITIES
Current liabilities:
Revolving bank loan payable	3,900	5,800
Accounts payable and accrued expenses	15,770	14,828
Liability for unpaid claims covered by insurance	—	156
Total current liabilities	19,670	20,784

Other long-term liabilities	6,046	4,195
SHAREHOLDERS’ EQUITY
Common shares, $0.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,817	1,827
Retained earnings	60,220	60,070
Treasury shares, 912,097 and 924,097, at cost	(15,512)	(15,718)
	47,168	46,822

	$72,884	$71,801

See notes to condensed consolidated financial statements.

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE THREE MONTHS ENDED JULY 4, 2015 AND JUNE 28, 2014

(Unaudited)

(000’s omitted except per-share amounts)

	JULY 4,	JUNE 28,
	2015	2014

Net sales	$34,865	$37,367

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	28,176	30,890
Depreciation, depletion and amortization	651	743
Selling and administrative	5,433	4,701
Gain on disposition of property and equipment	26	1
	34,234	36,333

Operating income	631	1,034

Interest expense, net	(108)	(110)
Other income, net	16	5

Income before income taxes	539	929

Provision for income taxes	193	316

Net income	346	613

Retained earnings, beginning of period	59,874	64,348

Retained earnings, end of period	$60,220	$64,961

Basic and diluted income per share	$.21	$.37

Average shares outstanding	1,662	1,650

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE SIX MONTHS ENDED JULY 4, 2015 AND JUNE 28, 2014

(Unaudited)

(000’s omitted except per-share amounts)

	JULY 4,	JUNE 28,
	2015	2014

Net sales	$65,550	$64,191

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	53,363	53,918
Depreciation, depletion and amortization	1,297	1,481
Selling and administrative	10,537	9,444
Gain on disposition of property and equipment	59	1
	65,138	64,842

Operating income (loss)	412	(651)

Interest expense, net	(197)	(209)
Other income, net	27	—

Income (loss) before income taxes	242	(860)

Provision (benefit) for income taxes	92	(292)

Net income (loss)	150	(568)

Retained earnings, beginning of period	60,070	65,529

Retained earnings, end of period	$60,220	$64,961

Basic and diluted income (loss) per share	$.09	$(.34)

Average shares outstanding	1,661	1,647

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 4, 2015 AND JUNE 28, 2014

(Unaudited)

(000’s omitted)

	JULY 4, 2015	JUNE 28, 2014

Net cash provided by operating activities	$2,244	$758

Investing activities:
Capital expenditures	(520)	(1,658)
Cash proceeds from sale of property and equipment	59	1
Net cash used in investing activities	(461)	(1,657)

Financing activities:
(Repayments) borrowings against the revolving bank loan, net	(1,900)	4,400
Repayment of long-term debt	—	(3,408)
Net cash (used in) provided by financing activities	(1,900)	992

Net (decrease) increase in cash and cash equivalents	(117)	93
Cash and cash equivalents:
Beginning of period	675	924

End of period	$558	$1,017

Supplemental disclosures of cash flow items:
Cash paid (received) during the six months for:
Interest, net	$192	$215
Income taxes, net	3	(481)

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

NOTES TO THE QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED JULY 4, 2015

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

The Company’s income tax returns are subject to audit by the Internal Revenue Service (the “IRS”) and state tax authorities. The amounts recorded for income taxes reflect the Company’s tax positions based on research and interpretations of complex laws and regulations. The Company accrues liabilities related to uncertain tax positions taken or expected to be taken in its tax returns. Tax years beginning with the 2011 year through the current year are subject to IRS examinations. Various state income tax returns also remain subject to examination.

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

5.              Operating results for the first six months of 2015 are not necessarily indicative of performance for the entire year due to the seasonality of most of the Company’s products. Historically, sales of the Evaporative Cooling segment are higher in the first and second quarters, sales of the Concrete, Aggregates and Construction Supplies (CACS) segment are higher in the second and third quarters and sales of the Heating and Cooling segment are higher in the third and fourth quarters. The sales of the Door segment are generally more evenly spread throughout the year.

6.              There is no difference in the calculation of basic and diluted earnings per share (EPS) for the three-month or six-month periods ended July 4, 2015 and June 28, 2014 as the Company does not have any dilutive instruments.

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

The following table presents information about reported segments for the six-month and three-month periods ended July 4, 2015 and June 28, 2014 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

	Construction Products			HVAC Products
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Total
2015
Six Months ended July 4, 2015
Revenues from external customers	$24,655	$8,869	$33,524	$15,020	$16,998	$32,018	$8	$65,550
Depreciation, depletion and amortization	677	63	740	285	246	531	26	1,297
Operating (loss) income	(856)	794	(62)	302	1,696	1,998	(1,524)	412
Segment assets	31,931	7,111	39,042	17,696	12,733	30,429	3,413	72,884
Capital expenditures (b)	178	32	210	209	101	310	—	520

Quarter ended July 4, 2015
Revenues from external customers	$14,090	$4,681	$18,771	$5,874	$10,216	$16,090	$4	$34,865
Depreciation, depletion and amortization	340	32	372	143	123	266	13	651
Operating (loss) income	(128)	456	328	(195)	1,245	1,050	(747)	631
Segment assets	31,931	7,111	39,042	17,696	12,733	30,429	3,413	72,884
Capital expenditures (b)	178	32	210	149	68	217	—	427

	Construction Products			HVAC Products
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Total
2014
Six Months ended June 28, 2014
Revenues from external customers	$27,341	$8,421	$35,762	$12,618	$15,804	$28,422	$7	$64,191
Depreciation, depletion and amortization	920	71	991	257	209	466	24	1,481
Operating (loss) income	(1,358)	936	(422)	(399)	1,649	1,250	(1,479)	(651)
Segment assets (a)	30,800	6,518	37,318	17,762	13,290	31,052	3,431	71,801
Capital expenditures (b)	1,225	35	1,260	111	134	245	—	1,505

Quarter ended June 28, 2014
Revenues from external customers	$17,023	$4,525	$21,548	$5,694	$10,121	$15,815	$4	$37,367
Depreciation, depletion and amortization	464	35	499	128	104	232	12	743
Operating income (loss)	225	541	766	(369)	1,386	1,017	(749)	1,034
Segment assets (a)	30,800	6,518	37,318	17,762	13,290	31,052	3,431	71,801
Capital expenditures (b)	602	1	603	55	40	95	—	698

(a)        Segment assets are as of January 3, 2015.

(b)       Capital expenditures are presented on the accrual basis of accounting.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last annual report.

8.              Identifiable amortizable intangible assets as of July 4, 2015 include a restrictive land covenant and customer relationships. Collectively, these assets were carried at $43,000, net of $677,000 accumulated amortization. The pre-tax amortization expense for intangible assets during the quarter ended July 4, 2015 was $12,000 compared to $13,000 for the quarter ended June 28, 2014 and was $23,000 and $26,000 for the six months ended July 4, 2015 and June 28, 2014, respectively.

Based upon the intangible assets recorded on the balance sheet at July 4, 2015, amortization expense for the next five years is estimated to be as follows: 2015 — $45,000; 2016 — $21,000 and zero thereafter.

9.              The Company issued a total of 12,000 shares to the eight eligible board members effective January 15, 2015 as full payment for their 2015 retainer fee. The Company issued a total of 12,000 shares to the eight eligible board members effective February 12, 2014 as full payment for their 2014 retainer fee. All shares were issued under the 2010 Non-Employee Directors Stock Plan.

10.       The Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) effective November 18, 2011. The Company entered into the Fifth Amendment to Credit Agreement effective March 20, 2015. The Sixth Amendment to Credit

Agreement was entered into effective August 10, 2015. The Company had previously entered into four separate amendments to the Credit Agreement. Cumulatively, the amendments were entered into by the Company to, among other things, to (i) modify certain of the financial covenants, (ii) increase the Revolving Commitment to $18,000,000, (iii) terminate the Term Loan Commitment upon the repayment in full of the outstanding principal balance (and accrued interest thereon) of the Term Loan, (iv) modify the Borrowing Base calculation to provide for borrowing availability in respect of new Capital Expenditures, (v) decrease the interest rates on the Revolving Loans and (vi) extend the maturity date to May 1, 2016. Borrowings under the Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles, certain real estate and the common stock of all of the Company’s subsidiaries. Borrowings under the Credit Agreement bear interest based on a London Interbank Offered Rate (LIBOR) or prime rate based option.

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

•      The Company must not permit Earnings Before Interest, Taxes, Depreciation and Amortization, as defined, (Minimum EBITDA) to be less than $700,000 for the Computation Period ending July 4, 2015.

•      The Company must not permit Tangible Net Worth as of the last day of any future Computation Period (commencing with the Computation Period ending July 4, 2015) to be less than $31,000,000 (provided that the required amount of Tangible Net Worth shall increase (but not decrease) by an amount equal to 50% of the Consolidated Net Income for the immediately preceding Fiscal Year.

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

Outstanding funded debt (revolving credit) was $3,900,000 as of July 4, 2015 compared to $5,800,000 as of January 3, 2015. The highest balance outstanding during the first six months of 2015 and 2014 was $6,800,000 and $8,000,000, respectively. Average outstanding funded debt was $5,100,000 and $5,175,000 for the first six months of 2015 and 2014, respectively. At July 4, 2015, the Company had outstanding letters of credit totaling $5,415,000. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the available borrowing capacity exceeded the cash needs of the Company and this situation is expected to continue for the foreseeable future.

As noted above, the credit facility matures on May 1, 2016; however the Company believes that it will be able to negotiate an extension of the facility with similar terms. The Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement, assuming an extension is obtained, will be sufficient to cover expected cash needs, including planned capital expenditures, for the next twelve months. The Company expects to be in compliance with all debt covenants, as amended, throughout the facilities remaining term.

11.       The Company is involved in litigation matters related to its business, principally product liability matters related to the gas-fired heating products and fan coil products in the Heating and Cooling segment. In the Company’s opinion, none of these proceedings, when concluded, will have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial condition as the Company has established adequate accruals, up to the associated deductible, for known matters that are probable and estimable. The Company does not accrue estimated future legal costs related to the defense of these matters but rather expenses legal costs as incurred.

As disclosed in the 2014 annual report on Form 10-K, in September of 2014 the Company ceased operations at its leased gravel operation in Pueblo, Colorado. On September 10, 2014, the Company filed suit in Continental Materials Corporation v. Valco, Inc., Civil Action No. 2014-cv-2510, in the United States District Court for the District of Colorado seeking, among other things, to rescind the sand and gravel lease and to recover approximately $1,259,000 of overpaid royalties. The suit is in the discovery stage. The sand and gravel lease called for the payments of a royalty on 50,000,000 tons of sand and gravel reserves. Through the end of the third quarter of 2014 approximately 17,700,000 tons have been paid for, including the overpaid amounts. After consideration of all facts and circumstances, including discussions with legal counsel, management concluded that no reserve was required to be recorded against the $1,259,000 of overpaid royalties nor was a liability required to be recorded for royalties related to the remaining 32,500,000 tons of unmined sand and gravel.

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

Liquidity and Capital Resources

Sales of the Company’s HVAC products are seasonal except for fan coils. Sales of furnaces, heaters and evaporative coolers are sensitive to weather conditions particularly during their respective peak selling seasons. Fan coil sales are, to a significant extent, dependent on commercial construction, particularly of hotels. Revenues in the CACS segment are primarily dependent on the level of construction activity along the Southern Front Range in Colorado. Sales for the Door segment are not as seasonal nor are they much affected by weather conditions. Historically, the Company has experienced operating losses during the first quarter except when the weather is mild and the demand strong along the Southern Front Range. Operating results typically improve in the second and third quarters reflecting more favorable weather conditions in southern Colorado and the seasonal sales of the Evaporative Cooling segment. Fourth quarter results can vary based on weather conditions in Colorado as well as in the principal markets for the Company’s heating equipment.

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

Cash provided by operations was $2,244,000 during the first six months of 2015 compared to the $758,000 of cash provided during the first six months of 2014. The Company’s operating cash flow during the first six months of 2015 was provided by the improved operating results and a net decrease in working capital. The Company’s operating cash flow during the first six months of 2014 was positive primarily due to non-cash expenses partially offset by a net increase in working capital.

During the six months ended July 4, 2015, investing activities used $461,000 of cash compared to $1,657,000 of cash used in the prior year’s period. Capital expenditures during the first six months of 2015 were $520,000 compared to $1,658,000 during the corresponding 2014 period. The decrease in capital expenditures during the first six months of 2015 was due to the deferral of certain budgeted capital asset additions until later in the year.

Financing activities during the first six months of 2015 used $1,900,000 compared to providing $992,000 during the comparable 2014 period. The increase in cash provided by operating activities as well as the reduced capital expenditures enabled the Company to pay down the revolving line of credit by $1,900,000 during the first six months of 2015. During the first six months of 2014, the Company entered into the Second Amendment to the Credit Agreement which called for the payoff of the then outstanding balance of the term loan ($3,408,000) with borrowings against the new revolving line of credit. The lower amount of cash provided by operating activities during the first six months of 2014 and the cash used for capital expenditures caused the Company to borrow a net of $4,400,000 against the new revolving line of credit including the funds used to retire the term loan. As of July 4, 2015, the outstanding balance borrowed against the revolving line was $3,900,000 down from $5,400,000 at June 28, 2014.

Revolving Credit and Term Loan Agreement

As discussed in Note 10 to the condensed consolidated financial statements contained in this Quarterly Report, the Company amended its $18,000,000 Credit Agreement. Borrowings under the Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles, certain real estate and the common stock of all of the Company’s subsidiaries. Borrowings under the Credit Agreement are limited to 80% of eligible accounts receivable and 50% of eligible inventories. Borrowings under the Credit Agreement bear interest based on a LIBOR or prime rate based option.

The Credit Agreement either limits or requires prior approval by the lender of additional borrowings, acquisition of stock of other companies, purchase of treasury shares and payment of cash dividends. Payment of accrued interest is due monthly or at the end of the applicable LIBOR period. The Credit Agreement has a maturity date of May 1, 2016.

The Company had borrowings against the revolving credit facility of $3,900,000 at July 4, 2015. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the entire revolving credit facility was available to the Company. This situation is expected to continue for the foreseeable future.

As of July 4, 2015 the Company was in compliance with all covenants in the Credit Agreement, as amended, and expects to be in compliance with all loan covenants for the remaining term of the Credit Agreement. As noted above, the credit facility matures on May 1, 2016; however the Company believes that it will be able to negotiate an extension of the facility with similar terms. The Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement, assuming an extension is obtained, will be sufficient to cover expected cash needs, including planned capital expenditures, for the next twelve months.

Results of Operations - Comparison of Quarter Ended July 4, 2015 to Quarter Ended June 28, 2014

(In the ensuing discussions of the results of operations the Company defines the term gross profit as the amount determined by deducting cost of sales before depreciation, depletion and amortization from sales. The gross profit ratio is gross profit divided by sales.)

Consolidated sales in the second quarter of 2015 were $34,865,000, a decrease of $2,502,000 or 6.7% compared to the second quarter of 2014. Sales in the CACS segment declined $2,933,000 more than offsetting sales increases in the Heating and Cooling segment ($180,000), the Door segment ($156,000) and the Evaporative Cooling segment ($95,000). Although the construction markets in Colorado Springs continue to improve, the decline in sales in the CACS segment was largely due to servicing a wind-energy project in Limon, Colorado with ready mix concrete during the 2014 quarter that that accounted for $2,687,000 of sales or approximately 22% of the concrete volume. There was no comparably sized project during the second quarter of 2015.

The consolidated gross profit ratio in the second quarter of 2015 was 19.2% compared to 17.3% in the second quarter of 2014. The gross profit ratio improved in the Heating and Cooling and CACS segments, remained relatively unchanged in the Evaporative Cooling segment and declined in the Door segment.

Consolidated selling and administrative expenses increased by $732,000. Selling and administrative expenses were higher in the CACS segment primarily due to $351,000 of legal expenses related to the Pueblo lease litigation. Increased expenses in the Heating and Cooling segment and the Evaporative Cooling segment were largely due to increased compensation and commission costs as well as healthcare costs. As a percentage of consolidated sales, selling and administrative expenses were 15.6% in the second quarter of 2015 compared to 12.6% in the same period of 2014.

Depreciation and amortization charges in the second quarter of 2015 were $92,000 less than in the second quarter of 2014. This reduction reflects the reduced level of capital spending in recent years especially in the CACS segment.

The operating income in the second quarter of 2015 was $631,000 compared to $1,034,000 in the second quarter of 2014. The reduced operating income in the second quarter of 2015 is due to the increase in selling and administrative costs noted above, including the increased legal expenses.

Interest expense includes interest on outstanding funded debt, finance charges on outstanding letters of credit, the fee on the unused revolving credit line and other recurring fees charged by the lending bank. In the second quarter of 2015 interest expense was $108,000 compared to $110,000 in the second quarter of 2014. The weighted average interest rate on outstanding funded debt in the second quarter of 2015, including the fee on the unused line of credit and other recurring bank charges but excluding finance charges on letters of credit, was approximately 5.3% compared to 5.2% in the second quarter of 2014. Average outstanding funded debt in the second quarter of 2015 was $5,433,000. In the second quarter of 2014 average outstanding funded debt was $6,231,000. At the end of the second quarter of 2015 the outstanding funded debt was $3,900,000 compared to $5,400,000 at the end of the second quarter of 2014.

The Company’s effective income tax rate reflects federal and state statutory income tax rates adjusted for non-deductible expenses, tax credits and other tax items. The estimated effective income tax rate in the second quarter of 2015 was 35.8% compared to 34.0% for the second quarter of 2014.

The Company operates four businesses in two industry groups. The businesses are seasonal, weather sensitive and subject to cyclical factors. The following addresses various aspects of operating performance focusing on the reportable segments within each of the two industry groups.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products industry group for the quarters ended July 4, 2015 and June 28, 2014 (dollar amounts in thousands):

	Concrete, Aggregates and Construction Supplies	Doors
Quarter ended July 4, 2015
Revenues from external customers	$14,090	$4,681
Gross profit	1,478	1,174
Gross profit as a percent of sales	10.5%	25.1%
Segment operating (loss) income	(128)	456
Operating (loss) income as a percent of sales	(.9)%	9.7%
Segment assets as of July 4, 2015	$31,931	7,111
Return on assets	(.4)%	6.4%

	Concrete, Aggregates and Construction Supplies	Doors
Quarter ended June 28, 2014
Revenues from external customers	$17,023	$4,525
Gross profit	1,683	1,220
Gross profit as a percent of sales	9.9%	27.0%
Segment operating income	225	541
Operating income as a percent of sales	1.3%	12.0%
Segment assets as of June 28, 2014	$35,727	$7,320
Return on assets	.6%	7.4%

Concrete, Aggregates and Construction Supplies Segment

The product offerings of the CACS segment consist of ready-mix concrete, aggregates and construction supplies. Ready mix concrete and aggregates are produced at multiple locations in or near Colorado Springs and Pueblo, Colorado. Construction supplies encompass numerous products purchased from third party suppliers and sold to the construction trades, particularly concrete sub-contractors. In the second quarter of 2015 concrete, aggregates and construction supplies account for approximately 73%, 19% and 8% of sales of the CACS segment, respectively, including aggregates consumed internally in the production of concrete.  In the second quarter of 2014 the sales mix between concrete, aggregates and construction supplies was 73%, 20% and 7%, respectively. Sales including aggregates consumed internally declined by $4,190,000 (21.0%). Sales to third parties declined $2,933,000 (17.2%). Although the local construction markets continue to improve, the lower sales reflect the closing of the Pueblo aggregates operation and heavy rains in May that resulted in a landslide at the Pikeview Quarry which necessitated its closure for more than three weeks. In addition, the servicing of a wind energy project in Limon, Colorado in the second quarter of 2014 accounted for $2,687,000 of concrete sales with no comparable job during the second quarter of 2015. Concrete volume declined by 28.6%. Exclusive of the wind energy project, concrete volume declined by 8.2%. The aforementioned heavy rains in May were largely responsible for the lower concrete volume during the second quarter of 2015. Average concrete prices, excluding flow fill material, increased by approximately 11.9% compared to 2014. Most of this increase was reflective of higher selling prices. Changes in product mix had a nominal impact on the change in average selling price. While concrete prices have increased, the market remains sharply competitive especially on large construction projects. Cement costs per yard increased by 14.3% in the second quarter of 2015 compared to the same period in 2014. Cement is the highest cost raw material used in the production of ready mix concrete. Batching cash costs per yard increased by 20.3% and delivery cash costs per yard rose by 18.7%. The increases in batching and delivery expenses were primarily due to the lower volume and the relatively fixed nature of some of the expenses. Also exacerbating the increased costs in the second quarter of 2015 was the servicing of the wind energy job with an on-site portable batch plant during the second quarter of 2014. The gross profit ratio from concrete increased from 8.9% in the second quarter of 2014 to 13.5% in the second quarter of 2015. The Company estimates that most of the increase was due to the strengthening market as well as the competitive price bid on the wind energy job serviced during the second quarter of 2014. Sales of flow fill material were not material in either quarter.

The CACS segment also produces and sells sand, crushed limestone and gravel (“aggregates”) from various deposits in and around Colorado Springs and Pueblo, Colorado. The company ceased operations at the Pueblo, Colorado deposit during the third quarter of 2014. Sales volume (tons) of construction aggregates, including those used internally in the production of ready mix concrete, declined 30.7% in the second quarter of 2015 compared to the second quarter of 2014. Average selling prices increased by 28¢ per ton or approximately 4.3%. The 4.3% price increase primarily reflects increased selling prices and a lower level of sales of unprocessed fill sand from the company’s sand operation. Fill sand is a lower priced product as it requires no additional processing. Net sales of construction aggregates, including those consumed internally in the production of concrete, decreased by 27.6%, including the sales of fill sand largely due to the aforementioned closure of the Pueblo aggregates operation and the interruption of mining at the Pikeview Quarry due to the May landslide. The gross profit from all aggregate operations in the second quarter of 2015 was $44,000 compared to $336,000 in the second quarter of 2014. The decrease was due to the temporary closure of the Pikeview Quarry and the need to obtain aggregates from other sources in order to meet commitments to customers. The costs of aggregate purchases from other sources were higher than our internal costs including increased freight charges. These costs more than offset the $220,000 decrease in the loss from the closed Pueblo aggregate operation.

Sales of construction supplies declined by approximately 6.4% compared to the prior year quarter however the gross profit rate was improved by more than one percentage point primarily due to lower production costs.

Depreciation expenses decreased by $124,000 reflecting a lower level of capital spending in recent years.

Selling and administrative expenses were $297,000 higher in the second quarter of 2015 compared to the same period in 2014. The increase was due to $351,000 of legal expense incurred in connection with the Pueblo lease litigation. See Note 11.

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

Door sales in the second quarter of 2015 were $156,000 (3.4%) more than in the second quarter of the previous year. The construction markets in general and within the State of Colorado in particular continue to demonstrate moderate improvement. Bid prices are still competitive. The gross profit ratio in the second quarter of 2015 was 25.1%, down from 27.0% in 2014. The principal cause for the lower gross profit ratio was the receipt of a rebate from a supplier during the second quarter of 2014 which had the effect of increasing the gross profit margin for the second quarter of 2014 by 2.6 points. There was no similar rebate during the second quarter of 2015.

Sales and administrative expenses during the second quarter of 2015 increased by $42,000 compared to the second quarter of 2014 principally due to increased healthcare and compensation costs. As a percentage of sales, these expenses were 14.7% and 14.2%, respectively, in the second quarters of 2015 and 2014.

The Door segment sales backlog at the end of the second quarter of 2015 was $3,725,000 compared to $4,887,000 a year ago.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products industry group for the quarters ended July 4, 2015 and June 28, 2014 (dollar amounts in thousands):

	Heating and Cooling	Evaporative Cooling
Quarter ended July 4, 2015
Revenues from external customers	$5,874	$10,216
Gross profit	1,430	2,603
Gross profit as a percent of sales	24.3%	25.5%
Segment operating (loss) income	(195)	1,245
Operating (loss) income as a percent of sales	(3.3)%	12.2%
Segment assets as of July 4, 2015	$17,696	$12,733
Return on assets	(1.1)%	9.8%

Quarter ended June 28, 2014
Revenues from external customers	$5,694	$10,121
Gross profit	994	2,576
Gross profit as a percent of sales	17.5%	25.5%
Segment operating (loss) income	(369)	1,386
Operating (loss) income as a percent of sales	(6.5)%	13.7%
Segment assets as of June 28, 2014	$16,095	$13,415
Return on assets	(2.3)%	10.3%

Heating and Cooling Segment

In the second quarter of 2015, approximately 45% of sales in the Heating and Cooling segment consisted of wall furnaces and heaters. Fan coils accounted for 54% of the segment’s sales and other products made up the remaining 1%. In the second quarter of 2014 these shares of total segment sales were 49%, 49% and 2%, respectively. Overall sales in the Heating and Cooling segment in the second quarter of 2015 increased by $180,000 (3.2%) compared to the same period in 2014. Unit shipments of furnaces and heaters are typically low during the second quarter due to warm weather conditions. Unit shipments in the second quarter of 2015 were 11.2% higher than in the second quarter of the prior year however sales dollars declined as volume incentive and other sales discounts rose. The average selling price of furnaces and heaters declined due to the aforementioned items which are recorded as reductions of net sales.

Sales of fan coils increased by approximately $335,000 (12.0%) compared to the second quarter of 2014. The pace of new construction spending in the lodging industry has improved over the last twelve months. Typically, approximately 90% of the sales of fan coils are custom-made systems for hotels and other commercial buildings. The jobs are obtained through a competitive bidding process. Since every bid job is a unique configuration of materials and parts, the company does not track units of sales or production as such unit volume data would not be useful in managing the business. Management focuses on the current level of sales, the sales backlog, and the contribution margin in managing the fan coil business. Contribution margin is an internal measure of profitability for a product or product line. Contribution margin is measured by deducting variable manufacturing costs and variable selling expenses from sales for a particular product line. The fan coil contribution margin percentage in the second quarter of 2015 improved by approximately 4.5 points from the second quarter of 2014. The fan coil sales backlog at the end of the second quarter of 2015 was approximately $3,323,000 compared to $1,924,000 a year ago.

The Heating and Cooling segment’s gross profit ratio for the second quarter of 2015 was 24.3% compared to 17.5% for the second quarter of 2014. The increase in the gross profit ratio is principally related to the improved fan coil margin as well as a higher level of furnace production.

Selling and administrative expenses in the second quarter of 2015 were $247,000 higher than during the second quarter of the previous year primarily due to increased compensation and commission costs and a higher provision for incentive compensation. As a percentage of sales, selling and administrative expenses were 25.2% in the second quarter of 2015 compared to 21.7% in the second quarter of 2014.

Evaporative Cooling Segment

Unit sales of evaporative coolers in the second quarter of 2015 were 3.9% higher compared to the second quarter of 2014. Sales of evaporative coolers in the second quarter of 2015 increased by $95,000, approximately 0.9%, compared to the same period in the prior year. Average selling prices per unit, including parts sales, were approximately 2.9% lower compared to a year ago. Sales of parts were higher in 2015 accounting for the entire increase in sales. Sales dollars for coolers were relatively static between the two periods due to a change in product mix. There was a higher ratio of standard residential cooler models sold in the second quarter of 2015 compared to the second quarter of 2014. The standard residential coolers are lower priced compared to single inlet and commercial models. The gross profit ratio in the second quarter of 2015 was 25.5%, virtually identical compared to a year ago. Selling and administrative expenses were $149,000 (13.7%) higher in the second quarter of 2015. Increased legal, information technology, commissions, healthcare and compensation costs all contributed to the higher selling and administrative expenses during the 2015 quarter. As a percentage of sales, selling and administrative expenses were 12.1% and 10.7% in the second quarter of 2015 and 2014, respectively.

Both businesses in the HVAC group are sensitive to changes in prices for a number of different raw materials, commodities and purchased parts. Prices of steel and copper in particular can have a significant effect on the results of operations of this group. We are not currently a party to any hedging arrangements with regard to steel or copper.

Results of Operations - Comparison of Six Months Ended July 4, 2015 to Six Months Ended June 28, 2014

(In the ensuing discussions of the results of operations the Company defines the term gross profit as the amount determined by deducting cost of sales before depreciation, depletion and amortization from sales. The gross profit ratio is gross profit divided by sales.)

Consolidated sales in the first half of 2015 were $65,550,000, an increase of $1,359,000 or 2.1% compared to the first six months of 2014. Sales in the Heating and Cooling segment increased by $2,402,000 primarily due to furnace sales in the first quarter of 2015 quarter rebounding to a more normal level from the first quarter of 2014 and fan coil sales which continued to strengthen.

Sales in the Evaporative Cooling and Door segments increased by $1,194,000 and $448,000, respectively. Sales in the CACS segment declined $2,686,000 (9.8%) for the same reasons noted in the discussion of the quarter’s results of operations.

The consolidated gross profit ratio in the first half of 2015 was 18.6% compared to 16.0% in the first six months of 2014. The gross profit ratios in the CACS and the Heating and Cooling segment improved by 3.3 points and 3.1 points, respectively. The gross profit ratio in the Evaporative Cooling segment improved slightly while the gross profit ratio in the Door segment declined by 1.8 points. The changes are addressed in more detail in the discussion by segment below.

Selling and administrative expenses in the first half of 2015 were $1,093,000 (11.6%) higher compared to the year-ago period. Selling and administrative expenses were higher in the CACS segment primarily due to $525,000 of legal expenses related to the Pueblo lease litigation. Increased expenses in the other three segments were largely due to increased compensation and commission costs as well as healthcare costs. As a percentage of consolidated sales, selling and administrative expenses were 16.1% in the first half of 2015 compared to 14.7% in the same period of the prior year.

Depreciation and amortization charges in the first half of 2015 were $184,000 less than in the first six months of 2014. This reduction reflects the reduced level of capital spending in recent years especially in the CACS segment.

The operating income in the first half of 2015 was $412,000 compared to an operating loss of $651,000 in the first six months of the prior year. The improved operating results are attributable primarily to the Heating and Cooling and CACS segments. The Heating and Cooling segment increase was largely due to the higher sales, improved contribution margins and a higher level of furnace production. The CACS improvement was primarily due to the increased concrete margins and the $649,000 decrease in the loss from the closed Pueblo aggregate operation partially offset by the higher costs incurred at the Pikeview Quarry as discussed in the results for the quarter. The Evaporative Cooling segment reported a slight increase in operating income while the Door segment registered a $142,000 decrease compared to the comparable 2014 period due to the reasons noted in the above discussion of quarter’s results.

In the first half of 2015 net interest expense was $197,000 compared to $209,000 in the first half of 2014. The weighted average interest rate on outstanding funded debt, including the availability fee on the unused line of credit and other recurring bank charges but excluding finance charges on letters of credit was approximately 5.2% for both the 2015 and 2014 six month periods. Average outstanding funded debt in the first half of 2015 was $5,100,000 compared to $5,175,000 in the first half of 2014.

The Company’s effective income tax rate reflects federal and state statutory income tax rates adjusted for non-deductible expenses, tax credits and other tax items. The estimated effective income tax rate in the first half of 2015 was 38.0% compared to 34.0% for the first six months of 2014.

A discussion of operations by segment follows.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products industry group for the six months ended July 4, 2015 and June 28, 2014 (dollar amounts in thousands):

	Concrete, Aggregates and Construction Supplies	Doors
Six Months ended July 4, 2015
Revenues from external customers	$24,655	$8,869
Gross profit	2,171	2,193
Gross profit as a percent of sales	8.8%	24.7%
Segment operating (loss) income	(856)	794
Operating (loss) income as a percent of sales	(3.5)%	8.9%
Segment assets as of July 4, 2015	$31,931	$7,111
Return on assets	(2.7)%	11.2%

	Concrete, Aggregates and Construction Supplies	Doors
Six Months ended June 28, 2014
Revenues from external customers	$27,341	$8,421
Gross profit	1,547	2,211
Gross profit as a percent of sales	5.7%	26.3%
Segment operating (loss) income	(1,358)	936
Operating (loss) income as a percent of sales	(5.0)%	11.1%
Segment assets as of June 28, 2014	$35,727	$7,320
Return on assets	(3.8)%	12.8%

Concrete, Aggregates and Construction Supplies Segment

In the first six months of 2015 concrete, aggregates and construction supplies account for approximately 73%, 20% and 7% of sales of the CACS segment, respectively, including aggregates consumed internally in the production of concrete. In the first half of 2014 the sales mix among concrete, aggregates and construction supplies was 71%, 21% and 8%, respectively. Sales including aggregates consumed internally declined by $3,766,000 (11.8%). Sales to third parties decreased $2,686,000 (9.8%). As in the discussion related to the quarterly results, the lower sales are related to the closing of the Pueblo aggregates operation, the temporary suspension of mining at the Pikeview Quarry due to the May landslide and inclement weather and the absence of a large concrete project in the first six months of 2015 similar to the wind energy project in Limon, Colorado serviced during the second quarter of 2014. Ready mix concrete sales, excluding flow fill material, declined $2,016,000 (9.8%) in 2015 largely due to the absence of a project similar to the wind energy job during the second quarter of 2014 which accounted for $2,687,000 of sales. Concrete volume declined by 17.5%. Exclusive of the wind energy job, ready mix volume declined by 4.4%. Average concrete prices for the first six months of 2015, excluding flow fill material, increased by 9.3% compared to the first half of 2014. As with the quarter, most of this increase is reflective of higher selling prices. Changes in product mix had a nominal impact on the change in the average selling price. While concrete prices have increased, the market remains sharply competitive especially on large construction projects. Cement costs per yard increased by 13.4% in the first half of 2015 compared to the same period in 2014. Cement is the highest cost raw material used in the production of ready mix concrete. Batching cash costs per yard increased by 9.6% and delivery costs per yard rose 6.9%. As in the second quarter the increase in the batching and delivery costs are attributable to the lower volume and the relatively fixed nature of some of the expenses as well as the effect of servicing the wind energy job with an on-site portable batch plant during the second quarter of 2014. The gross profit ratio from concrete increased from 6.1% in the first half of 2014 to 9.6% in 2015. Again, the Company estimates that most of the increase was due to the strengthening market as well as the competitive price bid on the wind energy job serviced during the second quarter of 2014. Sales of flow fill material were not material in the first half of either year.

In the first half of 2015, aggregates were produced from three separate locations; two in or near Colorado Springs and one near Pueblo. Aggregates were also mined at a Pueblo deposit during 2014 prior to the cessation of mining at that location during the third quarter of 2014. Sales volume (tons) of construction aggregates, including those used internally in the production of ready mix concrete, declined 20.9% in 2015. Average selling prices increased by approximately 42¢ per ton or approximately 6.3%. The higher price is largely reflective of increased selling prices. The gross profit from all aggregate operations in the first half of 2015 was $101,000 compared to $21,000 in the first six months of 2014. The improvement was due to the $649,000 decrease in the loss from the closed Pueblo aggregate operation offset by the lower sales and higher costs incurred at the Pikeview Quarry during the second quarter of 2015 as discussed in the quarter’s results above.

Sales of construction supplies declined by $351,000 (15.2%) in the first half of 2015 compared to the same period in 2014 largely due to a very weak first quarter which management believes was principally due to inclement weather, primarily in January. The gross profit ratio fell from 8.5% to 6.5% due to the lower first quarter sales.

Depreciation expenses decreased by $243,000 in the first half of 2015 compared to the first half of 2014 due to a lower level of capital spending in recent years.

Selling and administrative expenses were $423,000 higher in the first six months of 2015 compared to the same period in 2014. The increase was due to $525,000 of legal expense incurred in connection with the Pueblo lease litigation. See Note 11.

Door Segment

Door sales in the first half of 2015 were $448,000 (5.3%) more than in the first six months of the previous year. As previously noted, the construction markets in general and within the State of Colorado continue to exhibit moderate improvement. The gross profit ratio in the first half of 2015 was 24.7%, compared to 26.3% in 2014. As with the quarter, the decline in the gross profit ratio was due to the receipt of a rebate from a supplier during the second quarter of 2014 which had the effect of increasing the gross profit margin for the first six months of 2014 by 1.4 points. There was no similar rebate during the first six months of 2015.

Sales and administrative expenses in the first half of 2015 increased by $132,000 compared to the first six months of 2014 principally due to increased healthcare and compensation costs. As a percentage of sales, these expenses were 15.1% and 14.3%, respectively, in the first six months of 2015 and 2014.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products industry group for the six months ended July 4, 2015 and June 28, 2014 (dollar amounts in thousands).

	Heating and Cooling	Evaporative Cooling
Six Months ended July 4, 2015
Revenues from external customers	$15,020	$16,998
Gross profit	3,645	4,170
Gross profit as a percent of sales	24.3%	24.5%
Segment operating income	302	1,696
Operating income as a percent of sales	2.0%	10.0%
Segment assets as of July 4, 2015	$17,696	$12,733
Return on assets	1.7%	13.3%

Six Months ended June 28, 2014
Revenues from external customers	$12,618	$15,804
Gross profit	2,655	3,853
Gross profit as a percent of sales	21.0%	24.4%
Segment operating (loss) income	(399)	1,649
Operating (loss) income as a percent of sales	(3.2)%	10.4%
Segment assets as of June 28, 2014	$16,095	$13,415
Return on assets	(2.5)%	12.3%

Heating and Cooling Segment

In the first half of 2015, approximately 60% of sales in the Heating and Cooling segment consisted of wall furnaces and heaters.  Fan coils accounted for 40% of the segment’s sales and other products were less than 1%. In the first six months of 2014 these shares of total segment sales were 63%, 35% and 2%, respectively. Overall sales in the Heating and Cooling segment in the first six months of 2015 increased by $2,402,000 (19.0%) compared to the same period in 2014.  Unit shipments of furnaces and heaters were 22.3% higher in the first half of 2015 compared to 2014. Temperatures throughout California during the first quarter of 2015 were at more normal levels compared to substantially warmer weather experienced during the first quarter of 2014. Management also believes that customers may have carried over a larger quantity of furnaces into January of 2014 further depressing 2014 first quarter sales. The average selling price of furnaces and heaters in the first half of 2014 was lower than the previous year for the same reasons as noted in the discussion of the second quarter’s results.

Sales of fan coils increased by approximately $1,540,000 (34.5%) compared to the first six months of 2014. The increase in sales is reflective of increased construction spending in the lodging industry. As discussed above, contribution margin is an internal measure of profitability for a product or product line. The fan coil contribution margin percentage in the first half of 2015 improved by 2.9 percentage points over the first six months of 2014.

The Heating and Cooling segment’s gross profit ratio for the first six months of 2015 was 24.3% compared to 21.0% for the first half of 2014. The higher gross profit ratio is principally due to the overall increase in sales, the higher contribution margin on the fan coil product line and the higher level of furnace production.

Selling and administrative expenses in the first half of 2015 were $261,000 higher compared to the first six month of 2014 largely due to the same factors noted in the above discussion of the results for the second quarter. As a percentage of sales, selling and administrative expenses were 20.4% in the first half of 2015 compared to 22.2% in the first half of 2014.

Evaporative Cooling Segment

Unit sales of evaporative coolers in the first half of 2015 were higher by 6.6% compared to the first six months of 2014. Sales of evaporative coolers in the first half of 2015 increased by $1,194,000, approximately 7.6%, compared to the same period in the prior year. Average selling prices per unit were approximately 0.4% higher compared to a year ago. The gross profit ratio in the first six months of 2015 was 24.5%, slightly better than the 24.4% realized in the first half of 2014. Selling and administrative expenses were $233,000 (11.7%) higher in the first half of 2015 largely for the same reasons as noted in the discussion of the quarter’s results. As a percentage of sales, selling and administrative expenses were 13.1% and 12.6% in the first half of 2015 and 2014, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements contained in this Quarterly Report have been prepared in accordance with accounting principles generally accepted in the United States of America which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of July 4, 2015 and January 3, 2015 and affect the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates.

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

OUTLOOK

The revenues of the CACS segment are dependent on the level of construction activity along the Front Range in Southern Colorado as well as the level of selling price. Construction activity has exhibited modest and thus far sustained improvement during the past two years in the Colorado Springs markets; however construction activity in the Pueblo markets remains depressed. Concrete pricing has also improved although the pricing on most bid jobs remains highly competitive. Further improvement in the CACS segment operating results will depend on a sustained improvement in the Colorado Springs construction markets, the recovery of the Pueblo markets and the ability to maintain or enhance ready mix concrete prices especially in response to any increases in cement and/or fuel costs.

The Door segment’s sales are also, to a significant extent, reliant on new construction. Bidding activity remains at a healthy level; management believes the 24% decline in the sales backlog of the Door segment at July 4, 2015 compared to the June 28, 2014 level is likely a matter of timing.

July typically marks the end of the selling season for evaporative coolers.

In-season furnace sales later this year will be largely weather-dependent. Fan coil sales are generally driven by the level of commercial construction, particularly the development of new hotels. Recent sales and bidding activity indicate that the commercial construction market is improving with 2015 year-to-date fan coil sales increasing 34.5% over the prior year period and an increase in the backlog of over 72% from the low level at June 28, 2014.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 4 to the condensed consolidated financial statements contained in this Quarterly Report for a discussion of recently issued accounting standards.

MATERIAL CHANGES TO CONTRACTUAL OBLIGATIONS

There were no material changes to contractual obligations that occurred during the quarter ended July 4, 2015.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements are based on the beliefs of the Company’s management as well as on assumptions made by and information available to the Company at the time such statements were made. When used in this Quarterly Report, words such as “anticipates,” “believes,” “contemplates,” “estimates,” “expects,” “plans,” “projects,” “will,” “continue” and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of various factors including but not limited to: weather, interest rates, availability of raw materials and their related costs, economic conditions and competitive forces in the regions where the Company does business, changes in governmental regulations and policies and the ability of the Company to obtain credit on commercially reasonable terms. Changes in accounting pronouncements could also alter projected results. Other factors not currently anticipated may also materially and adversely affect the Company’s results of operations, cash flows and financial position. Forward-looking statements speak only as of the date they were made and we undertake no obligation to publicly update them.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and as such, is not required to provide information in response to this item.

Item 4.   Controls and Procedures

(a)                     Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) as of July 4, 2015. The Chief Executive Officer and Chief Financial Officer, based on that evaluation, concluded that the Company’s disclosure controls and procedures are effective and were reasonably designed to ensure that all material information relating to the Company (including its subsidiaries) required to be disclosed in the reports filed and submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission.

(b)                     Changes in Internal Control Over Financial Reporting.

During the quarter ended July 4, 2015, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Items 1, 1A, 3 and 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this Quarterly Report.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The Company reserved 150,000 treasury shares representing the maximum number allowed to be granted under the 2010 Non-Employee Directors Stock Plan (Plan) to non-employee directors in lieu of the base director retainer fee. The Company issued a total of 12,000 shares to eight eligible board members effective January 27, 2015 as full payment of the base retainer fee for 2015. On February 12, 2014, the Company issued a total of 12,000 shares to eight eligible board members as full payment of the base retainer fee for 2014. At July 4, 2015, a total of 78,000 shares remain eligible for issuance under the Plan.

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

3.2	Registrant’s By-laws, as amended September 19, 1975 filed as Exhibit 3a to Form 10-Q for the period ended June 28, 2014 (Accession # 0001104659-14-059740), incorporated herein by reference.

10.1

Sixth Amendment to Credit Agreement dated August 10, 2015, among Continental Materials Corporation, the financial institutions that are or may from time to time become parties to the Credit Agreement and the PRIVATEBANK AND TRUST COMPANY as Administrative Agent, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules Rule 13a-15(e) and 15d-15(e) and Exchange Act Rules 13a-15(f) and 15d-15(f), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules Rule 13a-15(e) and 15d-15(e) and Exchange Act Rules 13a-15(f) and 15d-15(f), filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 filed herewith.

95	Mine Safety Disclosures filed herewith.

101

The following financial information from Continental Materials Corporation’s Quarterly Report on Form 10-Q for the period ended July 4, 2015 filed with the SEC on August 14, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Retained Earnings for the three and six-month periods ended July 4, 2015 and June 28, 2014, (ii) the Condensed Consolidated Balance Sheets at July 4, 2015 and January 3, 2015, (iii) the Condensed Consolidated Statements of Cash Flows for the six-month periods ended July 4, 2015 and June 28, 2014, and (iv) Notes to the Quarterly Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2015

CONTINENTAL MATERIALS CORPORATION

By:	/s/ Joseph J. Sum
Joseph J. Sum, Vice President
and Chief Financial Officer