Form 10-Q
period 2015-10-03
CONTINENTAL MATERIALS CORP
filed 2015-11-16
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.25 par value, shares outstanding at November 10, 2015: 1,662,167.

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

OCTOBER 3, 2015 and JANUARY 3, 2015

(000’s omitted except share data)

	OCTOBER 3,
	2015	JANUARY 3,
	(Unaudited)	2015
ASSETS
Current assets:
Cash and cash equivalents	$415	$675
Receivables, net	23,420	19,855
Receivable for insured losses	—	156
Inventories:
Finished goods	8,985	7,144
Work in process	1,495	1,119
Raw materials and supplies	10,294	9,213
Prepaid expenses	2,011	1,639
Refundable income taxes	470	464
Deferred income taxes	77	1,060

Total current assets	47,167	41,325

Property, plant and equipment, net	17,196	17,720

Goodwill	7,229	7,229
Amortizable intangible assets, net	32	66
Deferred income taxes	3,405	2,860
Other assets	2,601	2,601
	$77,630	$71,801
LIABILITIES
Current liabilities:
Revolving bank loan payable	$6,700	$5,800
Accounts payable and accrued expenses	17,449	14,828
Liability for unpaid claims covered by insurance	—	156
Total current liabilities	24,149	20,784

Other long-term liabilities	5,751	4,195

SHAREHOLDERS’ EQUITY
Common shares, $0.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,817	1,827
Retained earnings	60,782	60,070
Treasury shares, 912,097 and 924,097, at cost	(15,512)	(15,718)
	47,730	46,822

	$77,630	$71,801

See notes to condensed consolidated financial statements.

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE THREE MONTHS ENDED OCTOBER 3, 2015 AND SEPTEMBER 27, 2014

(Unaudited)

(000’s omitted except per-share amounts)

	OCTOBER 3,	SEPTEMBER 27,
	2015	2014

Net sales	$36,165	$34,366

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	29,257	29,895
Depreciation, depletion and amortization	640	764
Selling and administrative	5,464	4,567
Charges related to cessation of mining an aggregates deposit	—	5,657
Gain on disposition of property and equipment	161	—
	35,200	40,883

Operating income (loss)	965	(6,517)

Interest expense, net	(102)	(94)

Other income (expense), net	43	(15)

Income (loss) before income taxes	906	(6,626)

Provision (benefit) for income taxes	344	(2,533)

Net income (loss)	562	(4,093)

Retained earnings, beginning of period	60,220	64,961

Retained earnings, end of period	$60,782	$60,868

Basic and diluted income (loss) per share	$.34	$(2.48)

Average shares outstanding	1,662	1,650

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE NINE MONTHS ENDED OCTOBER 3, 2015 AND SEPTEMBER 27, 2014

(Unaudited)

(000’s omitted except per-share amounts)

	OCTOBER 3,	SEPTEMBER 27,
	2015	2014

Net sales	$101,715	$98,557

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	82,620	83,813
Depreciation, depletion and amortization	1,937	2,245
Selling and administrative	16,001	14,011
Charges related to cessation of mining an aggregates deposit	—	5,657
Gain on disposition of property and equipment	220	1
	100,338	105,725

Operating income (loss)	1,377	(7,168)

Interest expense, net	(299)	(303)

Other income (expense), net	70	(15)

Income (loss) before income taxes	1,148	(7,486)

Provision (benefit) for income taxes	436	(2,825)

Net income (loss)	712	(4,661)

Retained earnings, beginning of period	60,070	65,529

Retained earnings, end of period	$60,782	$60,868
Basic and diluted income (loss) per share	$.43	$(2.83)

Average shares outstanding	1,661	1,648

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 3, 2015 AND SEPTEMBER 27, 2014

(Unaudited)

(000’s omitted)

	OCTOBER 3, 2015	SEPTEMBER 27, 2014

Net cash (used in) provided by operating activities	$(1)	$2,175

Investing activities:
Capital expenditures	(1,379)	(1,637)
Cash proceeds from sale of property and equipment	220	1
Net cash used in investing activities	(1,159)	(1,636)

Financing activities:
Borrowings against the revolving bank loan, net	900	2,700
Repayment of long-term debt	—	(3,408)
Net cash provided by (used in) financing activities	900	(708)

Net decrease in cash and cash equivalents	(260)	(169)
Cash and cash equivalents:
Beginning of period	675	924

End of period	$415	$755

Supplemental disclosures of cash flow items:
Cash paid (received) during the nine months for:
Interest, net	$293	$313
Income taxes, net	3	(478)

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

NOTES TO THE QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED OCTOBER 3, 2015

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

5.              Operating results for the first nine months of 2015 are not necessarily indicative of performance for the entire year due to the seasonality of most of the Company’s products. Historically, sales of the Evaporative Cooling segment are higher in the first and second quarters, sales of the Concrete, Aggregates and Construction Supplies (CACS) segment are higher in the second and third quarters and sales of the Heating and Cooling segment are higher in the third and fourth quarters. Sales of the Door segment are generally more evenly spread throughout the year.

6.              There is no difference in the calculation of basic and diluted earnings per share (EPS) for the three-month or nine-month periods ended October 3, 2015 and September 27, 2014 as the Company does not have any dilutive instruments.

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

The following table presents information about reported segments for the nine-month and three-month periods ended October 3, 2015 and September 27, 2014 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

	Construction Products			HVAC Products
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Total
2015
Nine Months ended October 3, 2015
Revenues from external customers	$41,414	$13,140	$54,554	$24,493	$22,656	$47,149	$12	$101,715
Depreciation, depletion and amortization	1,007	94	1,101	427	369	796	40	1,937
Operating (loss) income	(170)	1,068	898	994	1,850	2,844	(2,365)	1,377
Segment assets	33,814	7,031	40,845	22,286	11,864	34,150	2,635	77,630
Capital expenditures (b)	825	32	857	355	167	522	—	1,379
Three Months ended October 3, 2015
Revenues from external customers	$16,759	$4,271	$21,030	$9,473	$5,658	$15,131	$4	$36,165
Depreciation, depletion and amortization	330	31	361	142	123	265	14	640
Operating income (loss)	686	274	960	692	154	846	(841)	965
Segment assets	33,814	7,031	40,845	22,286	11,864	34,150	2,635	77,630
Capital expenditures (b)	647	—	647	146	66	212	—	859

	Construction Products			HVAC Products
	Concrete, Aggregates & Construction Supplies	Doors	Combined Construction Products	Heating and Cooling	Evaporative Cooling	Combined HVAC Products	Unallocated Corporate	Total
2014
Nine Months ended September 27, 2014
Revenues from external customers	$43,526	$12,439	$55,965	$21,091	$21,490	$42,581	$11	$98,557
Depreciation, depletion and amortization	1,403	103	1,506	387	314	701	38	2,245
Operating (loss) income	(7,734)	1,087	(6,647)	27	1,746	1,773	(2,294)	(7,168)
Segment assets (a)	30,800	6,518	37,318	17,762	13,290	31,052	3,431	71,801
Capital expenditures (b)	1,258	37	1,295	163	179	342	—	1,637
Three Months ended September 27, 2014
Revenues from external customers	$16,185	$4,018	$20,203	$8,473	$5,686	$14,159	$4	$34,366
Depreciation, depletion and amortization	483	32	515	130	105	235	14	764
Operating (loss) income	(6,376)	151	(6,225)	426	97	523	(815)	(6,517)
Segment assets (a)	30,800	6,518	37,318	17,762	13,290	31,052	3,431	71,801
Capital expenditures (b)	33	2	35	52	45	97	—	132

(a)           Segment assets are as of January 3, 2015

(b)          Capital expenditures are presented on the accrual basis of accounting.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last annual report.

8.              In September of 2014 the Company ceased production at its leased gravel operation in Pueblo, Colorado. This aggregate operation incurred significant operating losses in all but two years since 2005. The principal reasons for the operating losses were the high ratio of sand to rock and the high cost of complying with water augmentation requirements. Except for the sand required in the production of concrete, the demand for sand in the Pueblo area is very weak. The decision to shut down the Pueblo aggregate operation resulted in significant accounting charges in the third quarter of 2014. The Company recorded $4,000,000 to reflect the costs to backfill the mined gravel pit from a previous mining phase. Prior to the shutdown the reclamation plan was to fill this pit with waste material and tailings from the ongoing gravel operation. The Company also wrote-off $1,257,000 of unamortized deferred development expenses and $400,000 of prepaid royalties related to the minimum annual royalties paid during the period of operation. The Company has filed suit in federal court in Denver, Colorado seeking, among other things, to rescind the sand and gravel lease and to recover approximately $1,282,000 of royalty overpayments and $1,470,000 of royalties paid in excess of actual tons produced. The sand and gravel lease called for the payments of a royalty on 50,000,000 tons of sand and gravel reserves. Through the end of the third quarter of 2015 approximately 17,700,000 tons have been paid for, including the amounts paid in error. After consideration of all facts and circumstances, including discussions with legal counsel, management concluded that no reserve was required to be recorded against the $1,282,000 of overpaid royalties nor was a liability required to be recorded for royalties related to the remaining 32,300,000 of unmined sand and gravel.

9.              Identifiable amortizable intangible assets as of October 3, 2015 include a restrictive land covenant and customer relationships. At October 3, 2015, these assets were collectively carried at $32,000, net of $688,000 accumulated amortization. The pre-tax amortization expense for intangible assets during the quarter ended October 3, 2015 was $11,000 compared to $13,000 for the quarter ended September 27, 2014, and was $34,000 for the nine months ended October 3, 2015 as compared to $39,000 for the nine months ended September 27, 2014.

Based upon the intangible assets recorded on the balance sheet at October 3, 2015, amortization expense for the next five years is estimated to be as follows: 2015 — $45,000; 2016 — $21,000 and zero thereafter.

10.       The Company issued a total of 12,000 shares to the eight eligible board members effective January 15, 2015 as full payment for their 2015 retainer fee. The Company issued a total of 12,000 shares to the eight eligible board members effective February 12, 2014 as full payment for their 2014 retainer fee. All shares were issued under the 2010 Non-Employee Directors Stock Plan.

11.       The Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) effective November 18, 2011. The Company entered into the Fifth Amendment to Credit Agreement effective March 20, 2015. The Sixth Amendment to Credit Agreement was entered into effective August 10, 2015. The Company had previously entered into four separate amendments to the Credit Agreement. Cumulatively, the amendments were entered into by the Company to, among other things, (i) modify certain of the financial covenants, (ii) increase the Revolving Commitment to $18,000,000, (iii) terminate the Term Loan Commitment upon the repayment in full of the outstanding principal balance (and accrued interest thereon) of the Term Loan, (iv) modify the Borrowing Base calculation to provide for borrowing availability in respect of new Capital Expenditures, (v) decrease the interest rates on the Revolving Loans and (vi) extend the maturity date to May 1, 2016. Borrowings under the Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles, certain real estate and the common stock of all of the Company’s subsidiaries. Borrowings under the Credit Agreement bear interest based on a London Interbank Offered Rate (LIBOR) or prime rate based option.

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

•       Balance Sheet Leverage Ratio is defined as the ratio of Total Debt to Tangible Net Worth.

Outstanding funded debt (revolving credit) was $6,700,000 as of October 3, 2015 compared to $5,800,000 as of January 3, 2015. The highest balance outstanding during the first nine months of 2015 and 2014 was $6,800,000 and $8,000,000, respectively. Average outstanding funded debt was $5,278,000 and $3,912,000 for the first nine months of 2015 and 2014, respectively. At October 3, 2015, the Company had outstanding letters of credit totaling $5,415,000. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the available borrowing capacity exceeded the cash needs of the Company and this situation is expected to continue for the foreseeable future.

As noted above, the credit facility matures on May 1, 2016; however the Company believes that it will be able to negotiate an extension of the facility with similar terms. The Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement, assuming an extension is obtained, will be sufficient to cover expected cash needs, including planned capital expenditures, for the next twelve months except for the possible acquisition of an aggregates property near Colorado Springs that the Company has an option to purchase. The Company expects to arrange for term or mortgage financing to fund the purchase of the property should it decide to exercise its option. The option expires in April, 2016. The Company expects to be in compliance with all debt covenants, as amended, throughout the facility’s remaining term.

12.       The Company is involved in litigation matters related to its business, principally product liability matters related to the gas-fired heating products and fan coil products in the Heating and Cooling segment. In the Company’s opinion, none of these proceedings, when concluded, will have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial condition as the Company has established adequate accruals, up to the associated deductible, for known matters that are probable and estimable. The Company does not accrue estimated future legal costs related to the defense of theses matters but rather expenses legal costs as incurred.

As discussed in Note 8 and disclosed in the 2014 annual report on Form 10-K, in September of 2014 the Company ceased operations at its leased gravel operation in Pueblo, Colorado. On September 10, 2014, the Company filed suit in Continental Materials Corporation v. Valco, Inc., Civil Action No. 2014-cv-2510, in the United States District Court for the District of Colorado seeking, among other things, to rescind the sand and gravel lease and to recover approximately $1,282,000 of royalty overpayments and $1,470,000 of royalties paid in excess of actual tons produced. The suit is in the discovery stage, which is nearly completed. The sand and gravel lease called for the payments of a royalty on 50,000,000 tons of sand and gravel reserves. Through the end of the third quarter of 2014 approximately 17,700,000 tons have been paid for, including the overpaid amounts. After consideration of all facts and circumstances, including discussions with legal counsel, management concluded that no reserve was required to be recorded against the $1,282,000 of overpaid royalties nor was a liability required to be recorded for royalties related to the remaining 32,300,000 tons of unmined sand and gravel.

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

The Company typically experiences operating cash flow deficits during the first half of the year reflecting operating results, the use of sales dating programs (extended payment terms) related to the Evaporative Cooling segment and payments of the prior year’s accrued incentive bonuses and Company profit-sharing contributions, if any. As a result, the Company’s borrowings against its revolving credit facility tend to peak during the second quarter and then decline over the remainder of the year. However, higher inventory levels in the Heating and Cooling segment at the end of the third quarter of 2015 resulted in a higher level of revolving credit compared to a year ago. The higher inventories are in response to an increase in fan coil orders and an expectation of higher furnace and heater sales in the upcoming heating season.

Cash used by operations was $1,000 during the first nine months of 2015 compared to the $2,175,000 provided during the first nine months of 2014. The Company’s operating cash flow was slightly negative during the first nine months of 2015 despite the operating profit due to significant increases in accounts receivables and inventories. Receivables were higher due to the improved sales while the increase in inventories was primarily due to a planned build-up in anticipation of fourth quarter furnace sales as well as the delay in the receipt of orders from a large customer. Cash provided by operations during the first nine months of 2014 was positive despite the operating loss of $6,517,000 largely due to $5,657,000 of charges related to the cessation of mining the leased Pueblo, Colorado aggregates operation. None of these charges used cash during the nine months ended September 27, 2014. Additionally, changes in working capital, primarily a decrease in accounts receivable and an increase in accounts payable and accrued expenses, provided additional cash.

During the nine months ended October 3, 2015, investing activities used $1,159,000 of cash compared to the $1,636,000 of cash used in the prior year’s period. Capital expenditures were $1,379,000 during the first nine months of 2015 compared to $1,637,000 during the comparable period of 2014.

Financing activities during the first nine months of 2015 provided $900,000 as bank borrowings were used to partially finance the increase in working capital. Financing activities during the first nine months of 2014 used $708,000 as excess cash was used to pay down the outstanding revolving bank debt.

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

The Company’s outstanding borrowings against the revolving credit facility were $6,700,000 at October 3, 2015. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the entire revolving credit facility was available to the Company. This situation is expected to continue for the foreseeable future.

As of October 3, 2015 the Company was in compliance with all covenants in the Credit Agreement, as amended, and expects to be in compliance with all loan covenants for the remaining term of the Credit Agreement. As noted above, the credit facility matures on May 1, 2016; however the Company believes that it will be able to negotiate an extension of the facility with similar terms. The Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement, assuming an extension is obtained, will be sufficient to cover expected cash needs, including planned capital expenditures, for the next twelve months except for the possible acquisition of an aggregates property near Colorado Springs that the Company has an option to purchase. The Company expects to arrange for term or mortgage financing to fund the purchase of the property should it decide to exercise its option. The option expires in April, 2016.

Results of Operations - Comparison of Quarter Ended October 3, 2015 to the Quarter Ended September 27, 2014

(In the ensuing discussions of the results of operations the Company defines the term gross profit as the amount determined by deducting cost of sales before depreciation, depletion and amortization from sales. The gross profit ratio is gross profit divided by sales.)

Consolidated sales in the third quarter of 2015 were $36,165,000, an increase of $1,799,000 or 5.2% compared to the third quarter of 2014. Sales increased in all segments except for the Evaporative Cooling segment which reported a decrease of less than one-half percent. Sales in the Heating and Cooling segment improved by $1,000,000 (11.8%) as increased sales of fan coils more than offset a decline in furnace and heater unit sales. The decline in furnace and heater unit sales was partially offset by a price increases instituted during the third quarter of 2015. Fan coil sales also improved in the 2015 quarter as the pace of new construction spending in the lodging industry continues to improve. Sales of the CACS segment increased by $574,000 (3.5%) during the third quarter of 2015 compared to the third quarter of 2014, however the 2014 sales included $1,479,000 of ready mix concrete sales for a wind energy project in Limon, Colorado (the “Limon project”). There was no similar project in the third quarter of 2015. Removing the effect of the Limon project from the 2014 third quarter sales, the CACS segment sales in the third quarter of 2015, increased by $2,053,000, or 14.0%. Sales in the Door segment increased $253,000 in the third quarter of 2015 compared to the comparable 2014 quarter.

The consolidated gross profit ratio in the third quarter of 2015 was 19.1% compared to 13.0% in the same period of 2014. The gross profit ratio improvement was realized in all four segments and is addressed in the discussion of segments, below.

Consolidated selling and administrative expenses during the third quarter of 2015 increased $897,000 from the comparable 2014 quarter. The increase was largely due to the litigation expenses related to the Pueblo aggregate lease in the CACS segment (see Note 8) and higher compensation related costs in the Heating and Cooling segment. As a percentage of consolidated sales, selling and administrative expenses were 15.1% in the third quarter of 2015 compared to 13.3% in the third quarter of 2014.

As discussed in Note 8, during the third quarter of 2014, the Company recorded various charges related to the cessation of mining at the leased Pueblo, Colorado aggregate operation. The charges consisted of $4,000,000 of reclamation expenses, the write-off of $1,257,000 of unamortized deferred development expenses and the write-down of $400,000 of prepaid royalties.

Depreciation and amortization charges of $640,000 in the third quarter of 2015 were higher than the $764,000 incurred in the third quarter of 2014 reflecting the lower level of capital expenditures in recent years.

The operating income in the third quarter of 2015 was $965,000 compared to an operating loss of $6,517,000 in the third quarter of the prior year. Adjusting for the $5,657,000 of charges recorded in the third quarter of 2014 by the CACS segment related to the cessation of mining at the Pueblo aggregate operation, the operating loss for 2014 quarter was $860,000. The operating results for the third quarter of 2015 improved in all segments with the most significant improvement registered by the CACS segment which reported operating income of $686,000 in the third quarter of 2015 compared to the 2014 operating loss of $719,000 after adjusting for the $5,657,000 write-off noted above. See the discussion of the individual segments, below, for further information.

Net interest expense includes interest on outstanding funded debt, finance charges on outstanding letters of credit, the fee on the unused revolving credit line and other recurring fees charged by the lending bank. In the third quarter of 2015 net interest expense was $102,000 compared to $94,000 in the third quarter of 2014. The weighted average interest rate on outstanding funded debt in the third quarter of 2015, including the fee on the unused line of credit and other recurring bank charges but excluding finance charges on letters of credit was approximately 4.7% compared to 5.6% in the third quarter of 2014. Average outstanding funded debt in the third quarter of 2015 was $5,633,000 compared to $4,167,000 in the third quarter of 2014.

The Company’s effective income tax rate reflects federal and state statutory income tax rates adjusted for non-deductible expenses, tax credits and other tax items. The estimated effective income tax rate in the third quarter of 2015 was 38.0% compared to an estimated benefit of 38.2% for the third quarter of 2014.

The Company operates four businesses in two industry groups. The businesses are generally seasonal, weather sensitive and subject to cyclical factors. The following addresses various aspects of operating performance focusing on the reportable segments within each of the two industry groups.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products industry group for the quarters ended October 3, 2015 and September 27, 2014 (dollar amounts in thousands):

	Concrete, Aggregates and Construction Supplies	Doors
Three Months ended October 3, 2015
Revenues from external customers	$16,759	$4,271
Gross profit	2,298	958
Gross profit as a percent of sales	13.7%	22.4%
Segment operating income	686	274
Operating income as a percent of sales	4.1%	6.4%
Segment assets as of October 3, 2015	$33,814	$7,031
Return on assets	2.0%	3.9%

Three Months ended September 27, 2014
Revenues from external customers	$16,185	$4,018
Gross profit	642	814
Gross profit as a percent of sales	4.0%	20.1%
Segment operating (loss) income	(6,376)	151
Operating (loss) income as a percent of sales	(39.4)%	3.8%
Segment assets as of September 27, 2014	$32,194	$6,711
Return on assets	(19.8)%	2.3%

Concrete, Aggregates and Construction Supplies Segment

The product offerings of the CACS segment consist of ready mix concrete, aggregates and construction supplies. Ready mix concrete and aggregates are produced at multiple locations in or near Colorado Springs and Pueblo, Colorado. Construction supplies encompass numerous products purchased from third party suppliers and sold to the construction trades particularly concrete sub-contractors. In the third quarter of 2015, concrete, aggregates and construction supplies accounted for approximately 72%, 20% and 8% of the sales of the CACS segment, respectively, including aggregates consumed internally in the production of concrete. In the third quarter of 2014, the sales mix between concrete, aggregates and construction supplies was 71%, 22% and 7%, respectively. Sales including aggregates consumed internally increased by just $286,000 (1.5%). Sales to third parties increased $574,000, 3.5%. In the third quarter of 2014 the Company provided ready mix concrete for a wind energy project in Limon, Colorado (“the Limon project”). The sales to the Limon project were $1,479,000. There was no similar project in the third quarter of the current year. Excluding the sales to the Limon project in the third quarter of 2014 the increase in sales to third parties was $2,053,000 or 14%. The increase in revenues reflects higher prices for ready mix concrete in 2015 and the gradual improvement in construction activity in southern Colorado. The economic improvement in the Colorado Springs area is somewhat stronger than in Pueblo.

Concrete volume was 2.1% higher in the third quarter of 2015 compared to the prior year quarter which included the Limon project. However, adjusting the third quarter 2014 volume for the Limon project ready mix yardage increased 18% in 2015 compared to the third quarter of 2014. Average concrete prices increased by approximately 9.7% compared to 2014. Excluding the impact of the Limon project on average prices, concrete prices rose approximately 9.0% compared to the third quarter of 2014. Most of this increase is reflective of higher selling prices as changes in product mix had a nominal impact on the average selling price. While concrete prices have increased, the market remains sharply competitive especially on large construction projects. Cement costs per yard, including delivery, increased by 9.9% in the third quarter of 2015 compared to the same period in 2014. This increase is reflective of higher prices paid for cement. Cement is the highest cost raw material used in the production of ready mix concrete. Batching cash costs per yard were 17.1% lower in the third quarter of 2015 compared to the third quarter of 2014. Excluding the impact of the Limon job, batching costs per yard decreased by 14.8%. We believe the batching costs experienced in 2015 are reflective of more normal operating conditions. Delivery cash costs per yard were 2.1% lower. However, when cash delivery costs for the third quarter of 2014 are adjusted for the favorable impact of the Limon job, serviced by a portable plant set at the site of the job, delivery cash costs per yard were 11.7% lower in the third quarter of 2015 compared to the prior year quarter. A substantially reduced reliance on contract trucking services and lower diesel fuel prices were the principal drivers behind the lower per yard delivery costs. The gross profit ratio from concrete increased from 5.1% in the third quarter of 2014, (7.1% excluding the impact of the Limon project) to 14.8% in the third quarter of 2015. Sales of flow fill material were not material in either quarter.

The CACS segment also produces and sells sand, crushed limestone and gravel (collectively “aggregates”) from deposits in and around Colorado Springs, Pueblo and Florence, Colorado. In the third quarter of 2015 aggregates were produced from three separate locations; two in or near Colorado Springs and one near Florence. In the third quarter of 2014 aggregates were produced from these same three locations plus a leased gravel operation in Pueblo.

In September of 2014 the Company ceased production at its leased aggregate operation in Pueblo, Colorado. This aggregate operation incurred significant operating losses in all but two years since 2005. The principal reasons for the operating losses were the high ratio of sand to rock and the high cost of complying with water augmentation requirements. Except for the sand required in the production of concrete, the demand for sand in the Pueblo area was and remains weak. The decision to shut down the Pueblo aggregate operation resulted in significant accounting charges totaling $5,657,000 in the third quarter of 2014. There were no such charges incurred or reported in the third quarter of 2015.

In addition, the Company has filed suit in federal court in Denver, Colorado seeking, among other things, to rescind the sand and gravel lease, and to recover approximately $1,282,000 of royalty overpayments and $1,470,000 of royalties paid in excess of actual tons produced. The sand and gravel lease called for the payments of a royalty on 50,000,000 tons of sand and gravel reserves. Through the end of the third quarter of 2015 approximately 17,700,000 tons have been paid for, including the amounts paid in error. The suit is in the late discovery stage.

Sales volume (tons) of construction aggregates, including those used internally in the production of ready mix concrete, decreased by 2.5% in the third quarter of 2015 compared to the third quarter of 2014. The drop in aggregate sales volume is the net result of the closing of the Pueblo gravel operation in the third quarter of 2014 and increased volume at the Colorado Springs sand operation and the Pikeview limestone quarry. Average selling prices, excluding delivery charges, slightly increased. The change in average price reflects a combination of price increases and a change in product mix. At the Colorado Springs sand operation average price was lower due to a higher level of sales of unprocessed fill sand. Fill sand is a lower priced product as it requires less processing. Net sales of construction aggregates, including those consumed internally in the production of concrete but excluding delivery charges, decreased by 2.1%. The Company’s Colorado Springs’ sand operation also produces industrial sand used in well fracking, the production of stucco and other purposes.  As a percentage of total tons of aggregates sold in the third quarter of 2015 and 2014, industrial sand sales were less than 1%. Overall production volume of all limestone sand and gravel products was 14.3% lower in the third quarter of 2015 compared to the same period in 2014 reflecting the shutdown of the Pueblo aggregates operation in September 2014 and the fact that some of the aggregates sold in the third quarter of 2015 were purchased from third parties. The gross profit from all aggregate operations in the third quarter of 2015 was $163,000 compared to a loss of $261,000 in the third quarter of 2014 excluding the $5,657,000 of charges associated with the shutdown of the Pueblo aggregates operation.

Sales of construction supplies increased by $287,000 (24.1%) in the third quarter of 2015 compared to the prior year quarter. The gross profit increased to 15.1% from 10.8% in 2014.

Depreciation expense decreased by $53,000 reflecting the reduced capital spending in recent years.

Selling and administrative expenses were $566,000 higher in the third quarter of 2015 compared to the same period in 2014. Litigation expenses related to the Pueblo aggregate lease were $453,000 in the third quarter of 2015. Such expenses in the third quarter of 2014 were nominal. In addition, during the third quarter of 2014 the company reduced its bad debt reserve by $200,000 as the result of a favorable reorganization of a customer who was in bankruptcy.

The results for the third quarter of 2015 include $161,000 of gains on the sales of excess equipment. There were no such sales in 2014.

The prices of two commodities, cement and diesel fuel, can have a significant effect on the results of operations of this segment.  Management negotiates cement prices with producers who have production facilities in or near the concrete markets that the Company serves. Management may negotiate separate cement prices for large construction projects depending on the demand for and availability of cement from the local producers. The Company buys diesel fuel from local distributors and occasionally enters into a short term arrangement with a distributor whereby the price of diesel fuel is fixed for a period of up to six months. In the past year the Company has not hedged diesel fuel prices. Increases in the cost of these two commodities have a direct effect on the results of operations depending upon whether competitive conditions prevailing in the marketplace enable the company to adjust its selling prices to recover the increased cement and diesel prices.

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

Door sales in the third quarter of 2015 were $253,000 (6.3%) higher compared to the third quarter of the previous year. Bidding activity since the beginning of 2012 has remained steady although bid prices are still competitive. The gross profit ratio in the third quarter of 2015 was 22.4%, up from 20.1% in the comparable quarter of 2014. The improvement in the gross profit ratio is principally due to the higher volume and better pricing on some of the bid jobs shipped in the third quarter of 2015.

Sales and administrative expenses were only $22,000 higher in the third quarter of 2015 compared to the third quarter of 2014. As a percentage of sales, sales and administrative expenses were 15.3% and 15.7%, respectively, in the third quarters of 2015 and 2014.

The Door segment sales backlog at the end of the third quarter of 2015 was $4,373,000 compared to $4,954,000 a year ago.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products industry group for the quarters ended October 3, 2015 and September 27, 2014 (dollar amounts in thousands):

	Heating and Cooling	Evaporative Cooling
Three Months ended October 3, 2015
Revenues from external customers	$9,473	$5,658
Gross profit	2,454	1,194
Gross profit as a percent of sales	25.9%	21.1%
Segment operating income	692	154
Operating income as a percent of sales	7.3%	2.7%
Segment assets as of October 3, 2015	$22,286	$11,864
Return on assets	3.1%	1.3%

Three Months ended September 27, 2014
Revenues from external customers	$8,473	$5,686
Gross profit	1,928	1,084
Gross profit as a percent of sales	22.8%	19.1%
Segment operating income	426	97
Operating income as a percent of sales	5.0%	1.7%
Segment assets as of September 27, 2014	$17,761	$11,592
Return on assets	2.4%	.8%

Heating and Cooling Segment

During the third quarter of 2015, approximately 62% of sales in the Heating and Cooling segment consisted of wall furnaces and heaters. Fan coils accounted for 38% of the segment’s sales and other products were less than 1%. In the third quarter of 2014 these shares of total segment sales were 74%, 25% and 1%, respectively. Overall sales in the Heating and Cooling segment in the third quarter of 2015 increased by $1,000,000 (11.8%) compared to the same period in 2014. Unit shipments of furnaces and heaters declined 11.5% in the third quarter of 2015 compared to the third quarter of 2014. Management believes that this principally reflects a delay in the level of initial orders for the upcoming heating season. Average selling prices for furnaces and heaters were about 3.8% higher compared to a year ago primarily due to price increases instituted during the third quarter although product mix was also a factor.

Sales of fan coils during the third quarter of 2015 increased by $1,328,000 compared to the comparable 2014 quarter. The pace of new construction spending in the lodging industry continues to improve. Typically, approximately 90% of the sales of fan coils are custom-made systems for hotels and other commercial buildings. Fan coil jobs are obtained through a competitive bidding process. Since every bid job is a unique configuration of materials and parts, the company does not track units of sales or production as such unit volume data would not be useful in managing the business. Management focuses on the contribution margin by job, the current level of sales and the sales backlog in managing the fan coil business. Contribution margin is measured by deducting variable manufacturing costs and variable selling expenses from sales for a particular product line and is used as an internal measure of profitability for a product or product line. The fan coil contribution margin percentage in the third quarter of 2015 was at a satisfactory level and was approximately 0.4 percentage points higher compared to the third quarter of 2014. The fan coil sales backlog at the end of the third quarter of 2015 was approximately $3,278,000 compared to $2,043,000 a year ago.

The Heating and Cooling segment’s gross profit ratio for the third quarter of 2015 was 25.9% compared to 22.8% in the third quarter of 2014. The higher gross profit ratio is attributable to the improved profit margins of both the furnace and fan coil lines. The improved profit margins were primarily due to the increase in furnace pricing as well as a reduction in the cost of steel.

Selling and administrative expenses in the third quarter of 2015 were $249,000 higher than the third quarter of the previous year.   The increase was primarily due to higher compensation expenses including bonus accruals. As a percentage of sales, selling and administrative expenses were 17.1% in the third quarter of 2014 compared to 16.2% in 2014.

Evaporative Cooling Segment

Unit sales of evaporative coolers in the third quarter of 2015 were approximately 8.9% lower than in the third quarter of 2014. Sales revenues decreased by $104,000, approximately 1.8%, compared to the same period in the prior year. Average selling prices, excluding the effect of parts sales, were 5.5% higher compared to the year ago quarter. There was a higher ratio of standard residential models and industrial coolers and a lower ratio of single inlet coolers sold in the third quarter of 2015 compared to the same quarter in 2014. The industrial and single inlet coolers are higher priced compared to the standard residential models. Parts sales also improved in the 2015 quarter. The gross profit ratio in the third quarter of 2015 was 21.1% compared to 19.1% a year ago. The improved gross profit ratio is primarily attributable to the increased pricing combined with a slight increase in the production level. A decrease in steel prices also aided the gross profit.

Selling and administrative expenses were 4.0% higher in the third quarter of 2015. As a percentage of sales, selling and administrative expenses were 16.2% and 15.5% in the third quarter of 2015 and 2014, respectively.

Both businesses in the HVAC group are sensitive to changes in prices for a number of different raw materials, commodities and purchased parts. Prices of steel and copper in particular can have a significant effect on the results of operations of this group. Neither company is currently a party to any hedging arrangements with regard to steel or copper.

Results of Operations - Comparison of Nine Months Ended October 3, 2015 to Nine Months Ended September 27, 2014

(In the ensuing discussions of the results of operations the Company defines the term gross profit as the amount determined by deducting cost of sales before depreciation, depletion and amortization from sales. The gross profit ratio is gross profit divided by sales.)

Consolidated sales in the first nine months of 2015 were $101,715,000, an increase of $3,158,000 or 3.2% compared to the first nine months of 2014. All reporting segments reported increases in sales except the CACS segment which reported a decline of $2,112,000 (4.9%). The lower CACS segment sales were due to the 2014 inclusion of $4,167,000 of concrete sales for the Limon project. There was no similar project in the first nine months of 2015. Adjusting for the Limon project, CACS segment sales for the first nine months of 2015 would have been $2,055,000 (5.2%) higher than the comparable 2014 period. Sales in the Heating and Cooling segment increased by $3,402,000 (16.1%) while sales in the Evaporative Cooling segment increased by $1,166,000 (5.4%) and sales in the Door segment improved by $701,000 (5.6%).

The consolidated gross profit ratio in the first nine months of 2015 was 18.8% compared to 15.0% in the first nine months of 2014. The gross profit ratio improved in the all of the segments except for a slight decline in the Door segment. The CACS segment improved largely due to concrete price increases, lower fuel costs and improved performance of the aggregates operations primarily due to the closing of the Pueblo aggregates site. The Heating and Cooling segment improved due to increased furnace prices and lower steel costs as well as a higher level of furnace production. The Evaporative Cooling segment improved primarily due to the increase in unit sales, increased pricing and the decrease in steel costs.

Selling and administrative expenses in the first nine months of 2015 were $16,001,000 compared to $14,011,000 in the first nine months of 2014. Legal expenses in the CACS segment related to the litigation concerning the Pueblo aggregate lease were $978,000 during the first nine months of 2015 compared to only $15,000 in the comparable 2014 period. Increases in the other segments primarily relate to the increase in sales (commissions, co-op advertising, etc.) and increased compensation and healthcare costs. As a percentage of consolidated sales, selling and administrative expenses were 15.7% in the first nine months of 2015 compared to 14.2% in the same period of the prior year.

As discussed in the quarter’s results above, the Company recorded $5,657,000 of charges related to the cessation of mining at the leased Pueblo Colorado aggregates site during the third quarter of 2014.

Depreciation and amortization charges in the first nine months of 2015 were $1,937,000 compared to $2,245,000 for the first nine months of 2014. This reduction reflects the reduced level of capital spending in recent years especially in the CACS segment.

The Company reported income for the first nine months of 2015 of $1,377,000 compared to an operating loss of $7,168,000 in the first nine months of 2014, including the cessation of mining charges of $5,657,000. Excluding the cessation of mining charges, the operating loss for 2014 was $1,511,000. Despite the increase in selling and administrative expenses, the improved operating results were primarily due to increased sales, increased sales prices and lower steel and fuel costs. The closure of the Pueblo leased aggregates operation also significantly improved the results of the combined aggregates operations.

In the first nine months of 2015 net interest expense was $299,000 compared to $303,000 in 2014. The weighted average interest rate on outstanding funded debt in the first nine months of 2015, including the fee on the unused line of credit and other recurring bank charges but excluding finance charges on letters of credit was approximately 5.0% compared to 5.3% in 2014. Average outstanding funded debt in the first nine months of 2015 was $5,278,000 compared to $4,939,000 during the first nine months of 2014.

The Company’s effective income tax rate reflects federal and state statutory income tax rates adjusted for non-deductible expenses, tax credits and other tax items. The estimated effective income tax rate related to the operating results in the first nine months of 2015 was 38.0% compared to 37.7% for the first nine months of 2014.

A discussion of operations by segment follows.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products industry group for the nine months ended October 3, 2015 and September 27, 2014 (dollar amounts in thousands):

	Concrete, Aggregates and Construction Supplies	Doors
Nine Months ended October 3, 2015
Revenues from external customers	$41,414	$13,140
Gross profit	4,469	3,151
Gross profit as a percent of sales	10.8%	24.0%
Segment operating (loss) income	(170)	1,068
Operating (loss) income as a percent of sales	(.4)%	8.1%
Segment assets as of October 3, 2015	$33,814	$7,031
Return on assets	(.5)%	15.2%

Nine Months ended September 27, 2014
Revenues from external customers	$43,526	$12,439
Gross profit	2,189	3,025
Gross profit as a percent of sales	5.0%	24.3%
Segment operating (loss) income	(7,734)	1,087
Operating (loss) income as a percent of sales	(17.8)%	8.7%
Segment assets as of September 27, 2014	$32,194	$6,711
Return on assets	(24.0)%	16.2%

Concrete, Aggregates and Construction Supplies Segment

In the first nine months of 2015 concrete, aggregates and construction supplies accounted for approximately 72%, 20% and 8% of sales of the CACS segment, respectively, including aggregates consumed internally in the production of concrete. In the first nine months of 2014 the sales mix between concrete, aggregates and construction supplies was 71%, 21% and 8%, respectively.

Sales including aggregates consumed internally decreased by $3,480,000 (6.9%). Sales to third parties decreased $2,112,000 (4.9%). Sales in the first nine months of 2014 included $4,167,000 of concrete sales for the Limon project. There was no similar project in the first nine months of 2015. Therefore, sales to third parties in the first nine months of 2015 were $2,055,000 (5.2%) higher compared to the first nine months of the prior year exclusive of the sales to the Limon project. As mentioned in the third quarter discussion the increased revenue is the result of higher prices for ready mix concrete and the gradual improvement in construction activity in southern Colorado.

Concrete volume was 10.7% lower in the first nine months of 2015 compared to the prior year period which included the Limon project. Concrete volume, exclusive of the Limon project, was 3.0% higher in the first nine months of 2015 compared to the first nine months of 2014. The average concrete price increased by approximately 9.7% compared to 2014. Excluding the impact of the Limon project on the average price concrete prices rose 9.4% compared to the same period in 2014. Most of this increase is reflective of higher selling prices as changes in product mix had a nominal impact on the average selling price. While concrete prices have increased, the market remains sharply competitive especially on large construction projects. Cement costs per yard, including delivery, by 12.1% in the first nine months of 2015 compared to the same period in 2014. Cement is the highest cost raw material used in the production of ready mix concrete. Batching cash costs per yard were nearly the same in the first nine months of 2015 and 2014. Delivery cash costs per yard were 3.6% higher. However, excluding the favorable impact of the Limon job in 2014, serviced by a portable plant set at the site of the job, delivery cash costs per yard were 6.0% lower in the first nine months of 2015 compared to the first nine months in the prior year. As in the third quarter discussion, the lower per yard delivery cost is the result of reduced reliance on contract trucking services and lower diesel fuel prices. The gross profit ratio from concrete improved from 5.7% in the first nine months of 2014 to 11.8% in 2015. Excluding the impact of the Limon job, that generated a gross profit of $109,000 over the entire project, the gross profit ratio of the remainder of the ready mix business was 6.2% in the first nine months of 2014. Sales of flow fill material were not material in either nine month period.

In the first nine months of 2015 aggregates were produced from three separate locations, two in or near Colorado Springs and one near Florence. In the first nine months of 2014 aggregates were also produced at the leased Pueblo aggregate operation where production was shut-down in September 2014.

See the discussion of the third quarter results for further information on, and the accounting effect of, the shutdown of the leased sand and gravel operation in Pueblo in the third quarter of 2014. The same accounting charges reflected in the results for the third quarter of 2014 are also included in the nine month results for 2014. Also see the discussion of the third quarter results regarding the ongoing litigation pertaining to the lease of the Pueblo aggregate property.

Sales volume (tons) of construction aggregates, including those used internally in the production of ready mix concrete, decreased by 12.0% in 2015. This reduction was principally the result of the shut-down of production at the Pueblo aggregate operation in 2014. Average selling prices increased by approximately 1.0%. Sales of aggregates, including those consumed internally in the production of concrete but excluding delivery charges, decreased by approximately 11.0%. Overall aggregate production in the first nine months of 2015 was 21.0% lower than the 2014 period. Industrial sand sales were less than 1% of total aggregate sales volume in the first nine months of 2015 and 2014. The gross profit from all aggregate operations in the first nine months of 2015 was $283,000 compared to a loss of $258,000 in the first nine months of 2014.

Sales of construction supplies decreased by just $65,000 (1.8%) in the first nine months of 2015 compared to the same period in 2014. The gross profit ratio improved marginally from 9.3% to 10.2%.

Depreciation expenses decreased by $296,000 compared to the first nine months of 2014 due to a lower level of capital spending in recent years.

Selling and administrative expenses were $989,000 higher in the first nine months of 2015 compared to the same period in 2014.  The litigation expenses related to the Pueblo aggregate lease were $978,000 in the first nine months of 2015 compared to only $15,000 in the first nine month of the prior year. The favorable impact of the reduction in the bad debt reserve in the third quarter of 2014 covered in the third quarter discussion was also a factor in the increased selling and administrative expenses.

The results for the first nine months of 2015 include gains of $220,000 on the sale of excess equipment. There were no such sales in the first nine months of 2014.

Door Segment

Sales during the first nine months of 2015 increased by $701,000 or 5.6% from the same period in 2014. The increase in sales is principally the result of moderately improved market conditions in the first nine months of 2015. The gross profit ratio decreased but by only .3% from 24.3% for the first nine months of 2014 to 24.0% for the first nine months of 2015. This modest decrease is due to a combination of factors including product mix and bid prices on larger jobs shipped in the respective periods.

Sales and administrative expenses increased by $154,000 compared to the first nine months of 2014 principally due to an increase in compensation related expenses and employee health insurance. As a percentage of sales, these expenses were 15.1% and 14.8% in the first nine months of 2015 and 2014, respectively.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products industry group for the nine months ended October 3, 2015 and September 27, 2014 (dollar amounts in thousands):

	Heating and Cooling	Evaporative Cooling
Nine Months ended October 3, 2015
Revenues from external customers	$24,493	$22,656
Gross profit	6,099	5,364
Gross profit as a percent of sales	24.9%	23.7%
Segment operating income	994	1,850
Operating income as a percent of sales	4.1%	8.2%
Segment assets as of October 3, 2015	$22,286	$11,864
Return on assets	4.5%	15.6%

Nine Months ended September 27, 2014
Revenues from external customers	$21,091	$21,490
Gross profit	4,583	4,937
Gross profit as a percent of sales	21.7%	23.0%
Segment operating income	27	1,746
Operating income as a percent of sales	.1%	8.1%
Segment assets as of September 27, 2014	$17,761	$11,592
Return on assets	.2%	15.1%

Heating and Cooling Segment

In the first nine months of 2015, approximately 61% of sales in the Heating and Cooling segment consisted of wall furnaces and heaters. Fan coils accounted for 39% of the segment’s sales and other products were less than 1%. In the first nine months of 2014 these shares of total segment sales were 67%, 32% and 1%, respectively. Overall sales in the Heating and Cooling segment in the first nine months of 2015 increased by $3,402,000 (16.1%) compared to the same period in 2014. Unit shipments of furnaces and heaters were 7.5% higher in the first nine months of 2015 compared to 2014. Temperatures throughout California during the first quarter of 2015 were at more normal levels compared to substantially warmer weather experienced during the first quarter of 2014. Management also believes that customers may have carried over a larger quantity of furnaces into January of 2014 further depressing 2014 first quarter sales. The average selling price for furnaces and heaters was approximately 2.6% lower in 2015 compared to the prior year. The decrease in the average price was largely due to increased volume incentive and other sales discounts as well as recording a reserve for unauthorized product returns all of which are recorded as reductions of net sales.

Sales of fan coils during the first nine months of 2015 increased by approximately $2,868,000 (43.3%) compared to the first nine months of 2014. As discussed in the review of the third quarter results, the increase in fan coil sales is reflective of increased construction spending in the lodging industry. Contribution margin is measured by deducting variable manufacturing costs and variable selling expenses from sales for a particular product line and is used as an internal measure of profitability for a product or product line. The fan coil contribution margin percentage in the first nine months of 2015 was at a satisfactory level and about 2.2 percentage points higher than in the first nine months of 2014.

The Heating and Cooling segment’s gross profit ratio for the first nine months of 2015 was 24.9% compared to 21.7% in the same period of 2014. The increase in the gross profit ratio is principally due to the same reasons noted in the quarter’s discussion as well a higher level of furnace production.

Selling and administrative expenses in the first nine months of 2015 were $510,000 higher than the first nine months of the previous year. The increase was primarily due to the same factors noted in the quarter’s discussion. As a percentage of sales, selling and administrative expenses were 19.1% in the first nine months of 2015 compared to 19.8% for the same period in 2014.

Evaporative Cooling Segment

Unit sales of evaporative coolers in the first nine months of 2015 increased approximately 2.4% compared to the first nine months of 2014. Sales of evaporative coolers increased $1,166,000 or 5.4% in the first nine months of 2015 compared to the comparable period in 2014. Average selling price per unit, excluding parts sales, increased approximately 1.5% compared to the 2014 period. Parts sales were also higher in 2015. The effect of a change in sales mix was less significant for the first nine months of 2015 compared to 2014, however a slightly higher ratio of standard residential models, which are lower priced than the single inlet and commercial coolers, dampened the increase in the average unit sales price. Parts sales increased by 6.9%. The gross profit ratio increased to 23.7% in the first nine months of 2015 from 23.0% in the comparable 2014 period. The improved gross profit ratio is primarily attributable to the increase in unit sales, increased pricing and a slight increase in the production level. A decrease in steel prices also aided the gross profit.

Selling and administrative expenses were $268,000 higher during the first nine months of 2015. Increased legal, co-op advertising and commissions all contributed to the higher selling and administrative costs during the first nine months of 2015 compared to the first nine months of 2014. As a percentage of net sales these expenses were 13.9% in the first nine months of 2015 compared to 13.4% for the comparable 2014 period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements contained in this Quarterly Report have been prepared in accordance with accounting principles generally accepted in the United States of America which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of October 3, 2015 and January 3, 2015 and affect the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates.

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

OUTLOOK

The revenues of the CACS segment are dependent on the level of construction activity along the Front Range in Southern Colorado as well as the level of selling prices. Construction activity has exhibited modest and thus far sustained improvement during the past two years in the Colorado Springs markets; however construction activity in the Pueblo markets remains slow. Concrete pricing has also improved although the pricing on most bid jobs remains highly competitive. Further improvement in the CACS segment operating results will depend on a sustained improvement in the Colorado Springs construction markets, the recovery of the Pueblo markets and the ability to maintain or enhance ready mix concrete prices especially in response to any increases in cement and/or fuel costs.

The Door segment’s sales are also, to a significant extent, reliant on new construction. Bidding activity and the backlog remain at healthy levels.

Evaporative cooler sales in October and November are generally quite modest. Pre-season sales typically begin in December and the Company expects similar activity for the remainder of the current year.

In-season furnace sales will be largely weather-dependent and the predicted warming effect of this year’s El Nino could have an adverse impact on sales of wall furnaces in certain markets, including California. Fan coil sales are generally driven by the level of commercial construction, particularly the construction of hotels. Fan coil sales, as well as the backlog, have both increased during 2015 compared to 2014. Construction spending in the lodging industry in the United States has improved over each of the last four years, but is still well below the peak level reached in August 2008.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 4 to the condensed consolidated financial statements contained in this Quarterly Report for a discussion of recently issued accounting standards.

MATERIAL CHANGES TO CONTRACTUAL OBLIGATIONS

There were no material changes to contractual obligations that occurred during the quarter ended October 3, 2015.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements are based on the beliefs of the Company’s management as well as on assumptions made by and information available to the Company at the time such statements were made.  When used in this Quarterly Report, words such as “anticipates,” “believes,” “contemplates,” “estimates,” “expects,” “plans,” “projects,” “will,” “continue” and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of various factors including but not limited to: the amount of new construction, weather, interest rates, availability of raw materials and their related costs, economic conditions and competitive forces in the regions where the Company does business, changes in governmental regulations and policies and the ability of the Company to obtain credit on commercially reasonable terms. Changes in accounting pronouncements could also alter projected results. Other factors not currently anticipated may also materially and adversely affect the Company’s results of operations, cash flows and financial position. Forward-looking statements speak only as of the date they were made and we undertake no obligation to publicly update them.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and as such, is not required to provide information in response to this item.

Item 4.                     Controls and Procedures

(a)                     Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) as of October 3, 2015. The Chief Executive Officer and Chief Financial Officer, based on that evaluation, concluded that the Company’s disclosure controls and procedures are effective and were reasonably designed to ensure that all material information relating to the Company (including its subsidiaries) required to be disclosed in the reports filed and submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission.

(b)                     Changes in Internal Control Over Financial Reporting.

During the quarter ended October 3, 2015, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Items 1, 1A, 3 and 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this Quarterly Report.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

The Company reserved 150,000 treasury shares representing the maximum number allowed to be granted under the 2010 Non-Employee Directors Stock Plan (Plan) to non-employee directors in lieu of the base director retainer fee. The Company issued a total of 12,000 shares to eight eligible board members effective January 27, 2015 as full payment of the base retainer fee for 2015. On February 12, 2014, the Company issued a total of 12,000 shares to eight eligible board members as full payment of the base retainer fee for 2014. At October 3, 2015, a total of 78,000 shares remain eligible for issuance under the Plan.

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

3.2	Registrant’s By-laws, as amended September 19, 1975 filed as Exhibit 3a to Form 10-Q for the period ended June 28, 2014 (Accession # 0001104659-14-059740), incorporated by reference.

10

Sixth Amendment to Credit Agreement dated August 10, 2015, among Continental Materials Corporation, the financial institutions that are or may from time to time become parties to the Credit Agreement and The PRIVATEBANK AND TRUST COMPANY as Administrative Agent, filed as Exhibit 10.1 to Form 10-Q for the period ended July 4, 2015, incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) and Exchange Act Rules 13a-15(f) and 15d-15(f), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) and Exchange Act Rules 13a-15(f) and 15d-15(f), filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

95	Mine Safety Disclosures filed herewith.

101

The following financial information from Continental Materials Corporation’s Quarterly Report on Form 10-Q for the period ended October 3, 2015 filed with the SEC on November 16, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Retained Earnings for the three and nine-month periods ended October 3, 2015 and September 27, 2014, (ii) the Condensed Consolidated Balance Sheets at October 3, 2015 and January 3, 2015, (iii) the Condensed Consolidated Statements of Cash Flows for the nine-month periods ended October 3, 2015 and September 27, 2014, and (iv) Notes to the Quarterly Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION

Date:	November 16, 2015	By:	/s/ Joseph J. Sum
Joseph J. Sum, Vice President
and Chief Financial Officer