Form 10-K
period 2016-01-02
CONTINENTAL MATERIALS CORP
filed 2016-04-01
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value (based on the July 4, 2015 closing price) of voting stock held by non-affiliates of registrant was approximately $7,405,000. As of March 25, 2016, there  were 1,661,167 shares of the registrant’s common stock outstanding.

Incorporation by reference: Portions of registrant’s definitive proxy statement for the 2016 Annual Meeting of stockholders to be held May 25, 2016 into Part III of this Form 10-K. The definitive proxy statement is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.

Page

Special Note Regarding Forward Looking Statements	3

PART I.	3

Item 1. Business	3
Item 1A. Risk Factors	6
Item 1B. Unresolved Staff Comments	6
Item 2. Properties	6
Item 3. Legal Proceedings	7
Item 4. Mine Safety Disclosure	7

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	7
Item 6. Selected Financial Data	8
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 7A. Quantitative and Qualitative Disclosures about Market Risk	19
Item 8. Financial Statements and Supplementary Data	20
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures	38
Item 9A. Controls and Procedures	38
Item 9B Other Information	38

Part III.

Items 10 through 14 have been omitted from this Annual Report on Form 10-K Report because the registrant expects to file, not later than 120 days following the close of its fiscal year ended January 2, 2016, its definitive 2016 proxy statement. The information required by Items 10 through 14 of Part III will be included in that proxy statement and such information is hereby incorporated by reference	39

Part IV.

Item 15. Exhibits, Financial Statement Schedules	39

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements are based on the beliefs of Continental Materials Corporation’s (Company) management as well as on assumptions made by and information available to the Company at the time such statements were made. When used in this Annual Report, words such as “anticipates,” “believes,” “contemplates,” “estimates,” “expects,” “plans,” “projects” and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of various factors including but not limited to: the amount of new construction, weather, interest rates, availability of raw materials and their related costs, economic conditions and competitive forces in the regions where the Company does business, changes in governmental regulations and policies and the ability of the Company to obtain credit on commercially reasonable terms. Changes in accounting pronouncements could also alter projected results. Other factors not currently anticipated may also materially and adversely affect the Company’s results of operations, cash flows and financial position. Forward-looking statements speak only as of the date they were made and we undertake no obligation to publicly update them.

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

The Heating and Cooling segment primarily produces and sells gas-fired wall furnaces, console heaters and fan coils from the Company’s wholly-owned subsidiary, Williams Furnace Co. (WFC) of Colton, California. The Evaporative Cooling segment produces and sells primarily evaporative coolers from the Company’s wholly-owned subsidiary, Phoenix Manufacturing, Inc. (PMI) of Phoenix, Arizona. Concrete, aggregates and construction supplies are offered from numerous locations along the Southern portion of the Front Range of Colorado operated by the Company’s wholly-owned subsidiaries Castle Concrete Company and Transit Mix Concrete Co., of Colorado Springs, Colorado and Transit Mix of Pueblo, Inc. of Pueblo, Colorado (the three companies are collectively referred to as TMC). The Door segment sells hollow metal doors, door frames and related hardware, wood doors, lavatory fixtures and electronic access and security systems from the Company’s wholly-owned subsidiary, McKinney Door and Hardware, Inc. (MDHI), which operates out of facilities in Pueblo and Colorado Springs, Colorado.

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

In 2013 the Company ceased operations of a real estate operation and Williams EcoLogix, Inc. (WEI).

MARKETING

The HVAC industry group markets its products throughout North America through plumbing, heating and air conditioning wholesale distributors as well as directly to major retail home-centers and other retail outlets. Some of the products are also sold to HVAC installing contractors and equipment manufacturers for commercial applications. The Company contracts with independent manufacturers’ representatives for all of its products while also employing and utilizing a staff of sales and sales support personnel. Sales of furnaces and evaporative coolers are predominantly in the United States and are concentrated in the Western and Southwestern states. Sales of furnaces and console heaters usually increase in the months of September through January. Sales of evaporative coolers have historically been higher in the months of March through July. Sales of the fan coil product line are throughout the United States, Canada and the Caribbean and are more evenly distributed throughout the year although volume can fluctuate depending upon the shipment of larger orders. Extended payment terms, also referred to as dating programs, are offered to some customers in order to enhance sales of evaporative coolers and wall furnaces during the off season.

The Construction Products industry group markets its products primarily through its own direct sales personnel and, except for doors and related hardware, confines its sales largely to the Southern portion of the Front Range area in Colorado. Sales are primarily made to general and sub-contractors, government entities and individuals. Sales are affected by the general economic conditions and weather conditions in the areas serviced (as they relate to construction). Revenues usually decline in the winter months as the pace of construction slows. Sales of doors and the related hardware are made throughout the United States although sales are primarily within Colorado and adjacent states.

During 2015, no customer accounted for 10% or more of the total sales of the Company.

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

BACKLOG

At January 2, 2016, the Heating and Cooling segment had a backlog of approximately $5,112,000 ($1,991,000 at January 3, 2015) primarily relating to orders that are expected to be filled during the first half of 2016 although some fan coil projects may extend past this timeframe. The increase is primarily related to fan coil orders.

At January 2, 2016, the Evaporative Cooling segment had a backlog of approximately $2,626,000 ($964,000 at January 3, 2015) primarily due to preseason orders placed prior to year end. This backlog is expected to be filled during the first quarter of 2016 and is not necessarily indicative of the sales level that will be realized during 2016.

At January 2, 2016, the CACS segment had a backlog of approximately $10,216,000 ($7,985,000 at January 3, 2015). The backlog relates primarily to construction contracts awarded and expected to be filled during 2016.

At January 2, 2016, the Door segment had a backlog of approximately $5,139,000 ($5,950,000 at January 3, 2015) primarily relating to orders that are expected to be filled during 2016.

RESEARCH AND DEVELOPMENT/PATENTS

In general, the Company relies upon, and intends to continue to rely upon, unpatented proprietary technology and information. The amounts expended on research and development have increased in recent years but are not considered material and are expensed as incurred. The Company believes its interest in its proprietary knowledge is sufficient for its businesses as currently conducted.

MANUFACTURING

The Company conducts its manufacturing operations through a number of facilities as more completely described in Item 2 — Properties below.

Due to the seasonality of the HVAC businesses and to balance production throughout the year, furnaces and evaporative coolers are built during their respective off seasons in order for the Company to have adequate supplies to sell during the season. Although sales are made throughout the year, sales volume is generally higher from September through January for furnaces while sales volume of evaporative coolers is generally higher from March through July.

In general, the Company can obtain the raw materials required by its operations in all segments from various sources in the quantities desired. The Company’s CACS segment purchases most of its cement requirements from two suppliers in order to obtain favorable pricing. Although there have been times when heavy cement demand has caused some scarcity of cement supply, the Company does not expect to encounter this situation in the foreseeable future due to the addition of a new cement mill near Pueblo, Colorado since the last construction boom and slowing development of the oil fields north of Denver. The Company has no long-term supply contracts and does not consider itself to be dependent on any individual supplier. MDHI is an authorized distributor of a major manufacturer of hollow metal doors and hardware. MDHI has historically purchased the majority of its hardware primarily from this supplier in order to obtain favorable volume related pricing; however, other suppliers are available.

The Company mines aggregates (rock, gravel and sand) from various owned and leased properties in Colorado. Colorado mining permits require the permit holders to perform reclamation work in order to return the mined areas to a beneficial use. These requirements are similar in nature to those included in the mining permits of our competitors. Reclamation costs have increased since the mid-1990’s as the Company has engaged in enhanced reclamation projects that exceed the stated requirements. The enhanced reclamation efforts are being performed, in part, to establish community goodwill. The Company performs the majority of the reclamation work using existing production employees and equipment primarily at times when production is curtailed due to inclement weather or there is decreased demand for our products. Consequently, the reclamation work to date has had a minimal impact on our capital expenditures. In September of 2014 the Company ceased operations at its leased gravel operation in Pueblo, Colorado and increased its reclamation reserve by $4,000,000 to reflect the costs to backfill the mined gravel pit from a previous mining phase. Prior to the shutdown the reclamation plan was to fill this pit with waste material and tailings from the ongoing gravel operation. See Note 2.

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

Concrete, Aggregates and Construction Supplies — This segment operates in highly competitive markets along the Southern Front Range of Colorado. The Company is one of four companies producing ready mix concrete in the Colorado Springs area and one of two companies producing ready mix concrete in the Pueblo area. Because of the relatively high transportation costs associated with concrete, the level of competition is heavily influenced by the distance from production facilities to markets served. Price, plant location, transportation costs, service, product quality and reputation are major factors that affect competition among the ready mix concrete producers. The Company is one of five producers of aggregates in the Colorado Springs and Pueblo marketing areas although one other producer ships some product into the Pueblo market. All producers compete on the basis of price, quality of material and service.

The Company’s sales of rebar and other construction supplies in the Colorado Springs and Pueblo metropolitan areas are subject to intense competition from three larger companies in Denver and one company in Colorado Springs although a number of small local competitors are also in the market. The Company believes it can compete effectively because many of our customers also purchase concrete and aggregates from us which our competitors for these product lines do not offer. In addition, the Company believes its Pueblo location has a slight competitive advantage with respect to the three Denver companies based upon delivery costs.

Door — The Company sells hollow metal and wood doors, door frames and related hardware, lavatory fixtures and electronic access and security systems throughout the United States although sales are primarily in Colorado and adjacent states. There are numerous competitors in our market area which compete aggressively based on price and delivery times.

EMPLOYEES

The Company employed 563 people as of January 2, 2016. Employment varies throughout the year due to the seasonal nature of the businesses. A breakdown of the current and prior year’s employment at year-end by segment was:

	2015	2014
Heating and Cooling	187	179
Evaporative Cooling	119	126
Concrete, Aggregates and Construction Supplies	201	210
Door	41	39
Corporate Office and Other	15	14
Total	563	568

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

In 2015, our capital expenditures and remediation expenses for environmental matters, except those expenses related to our mining reclamation efforts, were not material to our financial condition. Because of the complexity and ever-changing nature of environmental laws and regulations, we cannot predict whether capital expenditures and remediation expenses for future environmental matters will materially affect our financial condition, results of operations or liquidity.

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

Item 1B.     UNRESOLVED STAFF COMMENTS

None.

Item 2.       PROPERTIES

The Heating and Cooling segment operates out of an owned facility in Colton, California. This facility is, in the opinion of management, in good condition and sufficient for the Company’s current needs. However, a plant expansion is planned for 2016 for the purpose of increasing fan coil throughput and providing space to manufacture the new air curtain line. This expansion will provide the production capacity at the Colton plant such that the Company could exceed the highest volumes achieved in prior years or expected in the foreseeable future and maintain timely delivery.

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

The CACS segment serves the Colorado ready-mix concrete market from seven owned batch plants. In addition, the Company currently operates aggregate processing facilities on two owned and one leased mining property. Two of the three mining properties are located in or near Colorado Springs or Pueblo. These properties presently provide the aggregate requirements of our Colorado Springs and Pueblo ready-mix concrete business as well as selling product to independent customers. During 2008 the Pikeview Quarry, located near Colorado Springs, experienced a landslide that closed the quarry. Operations at the quarry resumed in late May of 2013. The Pikeview Quarry experienced another landslide in May of 2015 which closed the quarry for three weeks. The Company also owns two properties and leases one property that are not currently in production. The Black Canyon Quarry ceased mining in the second quarter of 2013 as the deposit is fully depleted. In September of 2014 the Company ceased operations at its leased gravel operation in Pueblo, Colorado. The Company has filed suit in federal court in Denver, Colorado seeking, among other things, to rescind the sand and gravel lease. See Note 2 for further discussion. The remaining owned mining property has not yet been put into production. During 2015, the Company obtained an option to acquire the rights to an aggregates location south of Colorado Springs. The Company is pursuing the necessary permits, etc. for developing this site and the associated costs are being recorded as deferred development expenses. For further information, see the CACS segment in Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Construction supplies are sold from owned facilities adjacent to the main batch plants in Colorado Springs and Pueblo. All of the CACS segment’s facilities are located along the Southern Front Range in Colorado and, in the opinion of management, are in good condition and sufficient for the Company’s current needs. In the opinion of management, the properties owned, leased and under option contain mineable reserves sufficient to service our own sand, rock and gravel requirements and customers for the foreseeable future.

The Door segment operates out of an owned facility in Colorado Springs and a leased facility in Pueblo, Colorado. The facilities are, in the opinion of management, in good condition and sufficient for the Company’s current needs.

Product volumes at all of the facilities of the Company are subject to seasonal fluctuations, but in the opinion of management, the facilities are generally well utilized. However, although improving, diminished construction activity along the Southern Front Range since the economic recession that began in 2009 has reduced concrete and aggregates volumes causing some underutilization of the facilities and equipment in the CACS segment.

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

In September of 2014 the Company ceased operations at its leased gravel operation in Pueblo, Colorado as more fully discussed in Note 2. On September 10, 2014, the Company filed suit in Continental Materials Corporation v. Valco, Inc., Civil Action No. 2014-cv-2510, in the United States District Court for the District of Colorado seeking, among other things, to rescind the sand and gravel lease and to recover approximately $1,282,000 of royalty overpayments and $1,470,000 of royalties paid in excess of actual tons produced. The sand and gravel lease called for the payments of a royalty on 50,000,000 tons of sand and gravel reserves. Through the end of the third quarter of 2014 approximately 17,700,000 tons have been paid for, including the overpaid amounts. After consideration of all facts and circumstances, including discussions with legal counsel, management concluded that no reserve was required to be recorded against the $1,282,000 of overpaid royalties nor was a liability required to be recorded for royalties related to the remaining 32,300,000 of unmined sand and gravel. The case is in the discovery stage.

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

PART II

Item 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common stock of Continental Materials Corporation is traded on the NYSEMKT under the symbol CUO. Market sales prices for the fiscal quarters of the past two years are:

		High	Low
2015	Fourth Quarter	$15.25	$12.09
	Third Quarter	16.80	12.80
	Second Quarter	18.19	14.73
	First Quarter	18.06	14.10

2014	Fourth Quarter	$19.11	$15.35
	Third Quarter	18.30	15.47
	Second Quarter	19.51	14.91
	First Quarter	21.38	18.00

At March 18, 2016, the Company had fewer than 300 shareholders.

The Company has never paid, nor does it currently intend to declare, any dividends. The Company’s policy of reinvesting earnings from operations is reviewed periodically by the Board of Directors.

The following sets forth information regarding the Company’s equity plans as of January 2, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	-	-	78,000

Equity compensation plans not approved by security holders	-	-	-
Total	-	-	78,000

The Company purchased 1,000 shares of its common stock from an employee during its fourth fiscal quarter, the period October 4, 2015 through January 2, 2016.

The Company established an open-ended program to repurchase its common stock under which the Board authorized purchases up to a maximum amount of $2,750,000. Repurchases may be made on the open market or in block trades at the discretion of management. As of January 2, 2016, $1,167,163 of the authorized amount remained available for stock repurchases.

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

Item 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(References to a “Note” are to the Notes to Consolidated Financial Statements contained elsewhere in this report.)

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

The Heating and Cooling segment primarily produces and sells gas-fired wall furnaces, console heaters and fan coils from the Company’s wholly-owned subsidiary, WFC of Colton, California. The Evaporative Cooling segment produces and sells primarily evaporative coolers from the Company’s wholly-owned subsidiary, PMI of Phoenix, Arizona. Sales of these two segments are nationwide, but are concentrated in the southwestern United States. Concrete, aggregates and construction supplies are offered from numerous locations along the Southern portion of the Front Range of Colorado operated by the Company’s wholly-owned subsidiaries collectively referred to as TMC. The Door segment sells hollow metal and wood doors, door frames and related hardware, lavatory fixtures and electronic access and security systems through the Company’s wholly-owned subsidiary, MDHI which operates out of facilities in Pueblo and Colorado Springs, Colorado. Sales of these two segments are highly concentrated in the Southern Front Range area in Colorado although Door Segment sales are also made throughout the United States.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations during 2015 was $1,558,000. The increased cash flow is attributable mainly to improved operations.

Cash provided by operations during 2014 was $582,000 despite a net loss of $5,459,000. The net cash impact of the loss was offset by a decrease in non-cash charges, largely those related to the cessation of mining at the leased gravel operation in Pueblo, Colorado.

Investing activities during 2015 used $2,070,000 as $2,303,000 in capital expenditures was partially offset by $233,000 received for the sale of property and equipment.

Investing activities during 2014 used $2,223,000 primarily for capital expenditures.

During 2015, the Company borrowed an additional $400,000 against its revolving credit line while $16,000 was used to repurchase stock from a former officer of the Company.

During 2014, the Company amended its credit agreement which eliminated the long-term portion of the bank loan and replaced it with an increased revolving credit line. Accordingly, the long-term portion of the loan, $3,408,000, was paid off in full while the Company borrowed $4,800,000 against the new revolving credit line. The Company also amended the credit agreement during March 2016. See disclosure of the current terms below under “Revolving Credit and Term Loan Agreement”.

Budgeted capital spending for 2016 is approximately $5,000,000. Projected depreciation, depletion and amortization are approximately $2,800,000. The Company expects to fund the planned capital expenditures from available cash, operating cash flow and/or funds available from the revolving credit facility.

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

Historically, the Company has experienced operating losses during the first quarter except when the weather is mild and the concrete demand is strong along the Southern Front Range. Operating results typically improve in the second and third quarters reflecting more favorable weather conditions in southern Colorado and the seasonal sales of the Evaporative Cooling segment. Fourth quarter results can vary based on weather conditions in Colorado as well as in the principal markets for the Company’s heating equipment. The Company typically experiences operating cash flow deficits during the first half of the year reflecting operating results, the use of sales dating programs (extended payment terms) related to the Evaporative Cooling segment and payments of the prior year’s accrued incentive bonuses and Company profit-sharing contributions, if any. As a result, the Company’s borrowings against its revolving credit facility tend to peak during the second quarter and then decline over the remainder of the year.

Revolving Credit and Term Loan Agreement

The Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) effective November 18, 2011. During 2015, the Company entered into the Fifth Amendment to Credit Agreement effective March 20, 2015 and the Sixth Amendment to Credit Agreement effective August 10, 2015. On March 24, 2016 the Company entered into the Seventh Amendment to Credit Agreement. The Company had previously entered into four separate amendments to the Credit Agreement. Cumulatively, the amendments were entered into by the Company to, among other things, (i) modify certain of the financial covenants, (ii) increase the Revolving Commitment to $20,000,000, (iii) terminate the Term Loan Commitment upon the repayment in full of the outstanding principal balance (and accrued interest thereon) of the Term Loan, (iv) modify the Borrowing Base calculation to provide for borrowing availability in respect of new Capital Expenditures, (v) decrease the interest rates on the Revolving Loans and (vi) extend the maturity date to May 1, 2018. Borrowings under the Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles, certain real estate and the common stock of all of the Company’s subsidiaries. Borrowings under the Credit Agreement bear interest based on a London Interbank Offered Rate (LIBOR) or prime rate based option.

The Credit Agreement either limits or requires prior approval by the lender of additional borrowings, acquisition of stock of other companies, purchase of treasury shares and payment of cash dividends. Payment of accrued interest is due monthly or at the end of the applicable LIBOR period.

The Credit Agreement as amended provides for the following:

•	The Revolving Commitment is $20,000,000.
•

Borrowings under the Revolving Commitment are limited to (a) 80% of eligible accounts receivable, (b) the lesser of 50% of eligible inventories and $8,500,000 plus (c) 80% of new Capital Expenditures not to exceed $5,500,000 with respect to each of Fiscal Year 2016 and 2017.

•	The Minimum Fixed Charge Coverage Ratio is not permitted to be below 1.15 to 1.0 for the twelve month period ending April 2, 2016 and each Fiscal Quarter end thereafter.
•

The Company must not permit Tangible Net Worth as of the last day of any future Computation Period to be less than $31,000,000 (provided that the required amount of Tangible Net Worth shall increase (but not decrease) by an amount equal to 50% of the Consolidated Net Income for the immediately preceding Fiscal Year beginning with fiscal 2016.

•	The Balance Sheet Leverage Ratio as of the last day of any Computation Period may not exceed 1.00 to 1.00.
•	The maturity date of the credit facility is May 1, 2018.
•	Interest rate pricing for the revolving credit facility is currently LIBOR plus 2.50% or the prime rate plus 0.25%.

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

•

Fixed Charge Coverage Ratio is defined as, for any computation period, the ratio of (a) the sum for such period of (i) EBITDA, as defined, minus (ii) the sum of income taxes paid in cash and all unfinanced capital expenditures to (b) the sum for such period of interest expense.

•	Balance Sheet Leverage Ratio is defined as the ratio of Total Debt to Tangible Net Worth.
•

EBITDA means for any Computation Period (or another time period to the extent expressly provided for in the Credit Agreement) the sum of the following with respect to the Company and its Subsidiaries each as determined in accordance with GAAP: (a) Consolidated Net Income, plus (b) federal, state and other income taxes deducted in the determination of Consolidated Net Income, plus (c) Interest Expense deducted in the determination of Consolidated Net Income, plus (d)

depreciation, depletion and amortization expense deducted in the determination of Consolidated Net Income, plus (e) charges deducted in the determination of Consolidated Net Income in 2014 (not to exceed $5,757,000 in the aggregate) directly related to the closing and reclamation of the Pueblo aggregates mining site, plus (f) any other non-cash charges and any extraordinary charges deducted in the determination of Consolidated Net Income, including any asset impairment charges (including write downs of goodwill), minus (g) any gains from Asset Dispositions, any extraordinary gains and any gains from discontinued operations included in the determination of Consolidated Net Income.

Outstanding funded debt (term debt and revolving credit) was $6,200,000 as of January 2, 2016 compared to $5,800,000 as of January 3, 2015. The highest balance outstanding during 2015 and 2014 was $7,400,000 and $8,000,000, respectively. Average outstanding funded debt was $5,205,000 and $3,964,000 for 2015 and 2014, respectively. At January 2, 2016, the Company had outstanding letters of credit totaling $5,415,000. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the available borrowing capacity exceeded the cash needs of the Company and this situation is expected to continue for the foreseeable future.

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

Reconciliation of Fair Value of Reporting Units to Market Capitalization

The Company estimates that the aggregate fair value of its four reporting units as of January 2, 2016 is approximately $73,700,000. The fair value of the CACS reporting unit was determined as described in the Critical Accounting Policies discussion of Goodwill and Other Intangible Assets below. The fair value of all other reporting units was estimated by management based on a discounted cash flow valuation using a 13% discount rate in all cases. After deducting all outstanding funded debt the calculation yields a net fair value of the equity of the reporting units of $67,500,000. The Company’s market capitalization as of January 2, 2016 was approximately $24,832,000 based on a January 2, 2016 share price of $14.95 and 1,661,000 common shares outstanding. It is the Company’s opinion that its share price reflects the negative impact of its corporate office expenses as many of these would not be required to operate the individual companies. It is also the Company’s opinion that the value of its operating businesses is not diminished as a result of the corporate expenses. Therefore, in the Company’s opinion, in reconciling the fair value of the operating units to the market capitalization, an adjustment to the market capitalization for the corporate expenses is appropriate. Using the five year average corporate office expenses after the related income tax benefit and applying a 13% capitalization rate results in an adjusted market capitalization of $39,081,000 as of January 2, 2016. In the Company’s opinion, the difference between the net fair value of the reporting units and the adjusted market capitalization represents the value of the control premium. As of January 2, 2016 the control premium is approximately 73% of the adjusted market capitalization. A reconciliation of the fair value of the reporting units to the adjusted market capitalization is shown in the table below. Amounts are in thousands except share data.

	Market Capitalization	Market Capitalization
	Based on	Based on the highest
	January 2, 2016	2016 year-to-date
	Closing Price	Closing Price of
	$14.95 Per Share	$14.95 Per Share
Estimated Fair Value of Reporting Units	$73,700	$73,700
Less outstanding funded debt as of 1/2/2016 and 1/4/2016	(6,200)	(6,100)
Net Fair Value of Reporting Units	$67,500	$67,600

Market capitalization:
1,661,000 common shares outstanding	$24,832	$24,832
Adjustment for corporate expenses after income tax effect	14,249	14,249
Adjusted Market Capitalization	39,081	39,081
Control Premium	28,419	28,519
Fair Value of Reporting Units as determined above	$67,500	$67,600
Control Premium as a percentage of Adjusted Market Capitalization	73%	73%

The lowest closing price of the Company’s common stock since January 2, 2016 was $10.60.  Based on the $10.60 closing price of January 29, 2016 this same computation yields a control premium of 115%.

A significant portion of the Company’s common stock is closely held. At January 2, 2016, the Gidwitz Family and other officers and directors of the Company together with the two largest institutional shareholders own approximately 82% of the outstanding shares. The remaining shares (“available float”) represent only 18% of the outstanding shares. Generally, there is limited trading activity in the Company’s shares. On some trading days there is no trading activity. The Company’s share price is subject to sharp volatility on trades of a few hundred shares or less.  For these reasons, it is the opinion of the Company that its market capitalization at any given time is not indicative of the aggregate fair value of the reporting units.

Insurance Policies

The Company maintained insurance policies since March 31, 2015 with the following per incident deductibles and policy limits:

		Per Occurrence	Policy Aggregate
	Deductible	Limits	Limits
Product liability	$250,000	$1,000,000	$2,000,000
General liability	250,000	1,000,000	5,000,000
Workers’ compensation	350,000	350,000	Statutory
Auto and truck liability	100,000	2,000,000	No limit

 Should any or all policy limits be exceeded, the Company maintains an umbrella policy which covers the next $25,000,000 of claims.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that are likely to have a material current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

RESULTS OF OPERATIONS

In the ensuing discussions of the results of operations, we define the term gross profit as the amount determined by deducting cost of sales before depreciation, depletion and amortization from sales. For 2014, the gross profit is also before the cessation of the mining charges related to the Pueblo aggregates operation. The gross profit ratio is gross profit divided by sales.

DISCUSSION OF CONSOLIDATED RESULTS OF OPERATIONS

2015 vs. 2014

Consolidated sales in 2015 were $136,835,000, an increase of 3.8% or $4,959,000 compared to 2014. Sales in the Heating and Cooling and Door segments increased during 2015 while sales at the CACS and Evaporative Cooling segments both showed slight declines. Sales in the Heating and Cooling segment increased $5,212,000 (15.2%) primarily due to improved  fan coil sales which were up significantly from 2014 levels. Sales in the Door segment also showed a modest gain. Sales in the CACS segment for 2015 declined marginally, less than 1%, from the 2014 level while Evaporative Cooler sales were down slightly more, $608,000 or 2.4%, attributable to lower residential unit sales.

The consolidated gross profit ratio in 2015 was 18.7% compared to 14.3% for 2014. The gross profit ratio improved in all business segments; more so in the CACS and Heating and Cooling segments and to a lesser degree in the Door and Evaporative Cooling segments.

Selling and administrative expenses were $1,890,000 higher in 2015 compared to 2014. Legal expenses in the CACS segment related to litigation concerning the Pueblo aggregate lease (see Note 2) represented $1,200,000 of the increase.  Commission expenses related to increased sales in the Heating and Cooling segment, as well as higher compensation and healthcare expenses in all segments contributed to the remainder of the increase.  As a percentage of consolidated sales, selling and administrative expenses were 15.2% in 2015. Adjusting for the legal expenses noted above, selling and administrative expenses were virtually identical to the 14.4% in the prior year.

Depreciation and amortization charges in 2015 were $370,000 (13.3%) less compared to 2014. This reduction reflects the reduced level of capital spending in the past five years, especially in the CACS segment.

The results for 2014 include charges of $5,658,000 related to the cessation of mining at the leased gravel operation in Pueblo, Colorado. See Note 2 for further discussion.

Operating income in 2015 was $2,516,000 compared to an operating loss of $8,591,000, including the $5,658,000 charge related to the closing of the leased Pueblo gravel operation, in 2014. Substantial improvements in the CACS and Heating and Cooling segments combined with a marginal increase in the Door segment more than offset the slight decrease in the Evaporative Cooling segment.

Net interest expense includes interest on outstanding funded debt, finance charges on outstanding letters of credit, the fee on the unused revolving credit line and other recurring fees charged by the lending bank. In 2015 net interest expense was $398,000 compared to $414,000 in 2014. The weighted average interest rates on the outstanding funded debt in 2015 and 2014, including the fee on the unused line of credit and other recurring bank charges but excluding finance charges for letters of credit was approximately 4.8% and 5.4%, respectively. Average outstanding funded debt in 2015 was $5,205,000 compared to $3,964,000 in 2014.

The Company’s effective income tax rate reflects federal and state statutory income tax rates adjusted for non-deductible expenses, tax credits and other tax items. The effective income tax rate related to 2015 income was 35.6% compared to the benefit of 39.0% related to the 2014 loss.

The Company operates four businesses in two industry groups. The businesses are seasonal, weather sensitive and subject to cyclical factors. The following addresses various aspects of operating performance focusing on the reportable segments within each of the two industry groups.

Construction Products Industry Group

The table below presents a summary of operating information for the two reportable segments within the Construction Products industry group for the fiscal years 2015 and 2014 (amounts in thousands).

	Concrete,
	Aggregates and
	Construction
	Supplies	Door
2015
Revenues from external customers	$55,319	$16,981
Segment gross profit	5,982	4,173
Gross profit as percent of sales	10.8%	24.6%
Segment operating (loss) income	(256)	1,280
Operating (loss) income as a percent of sales	(0.5)%	7.5%
Segment assets	$31,791	$6,471
Return on assets	(0.8)%	19.8%

	Concrete,
	Aggregates and
	Construction
	Supplies	Door
2014
Revenues from external customers	$55,732	$16,213
Segment gross profit (1)	2,318	3,875
Gross profit as percent of sales	4.2%	23.9%
Segment operating (loss) income (1)	(8,863)	1,159
Operating (loss) income as a percent of sales	(15.9)%	7.1%
Segment assets	$30,800	$6,518
Return on assets	(28.8)%	17.8%

(1)	The CACS Segment gross profit does not include the $5,658 of charges related to the closure of the Pueblo aggregates operation while the Segment operating loss includes those charges.

Concrete, Aggregates and Construction Supplies Segment

2015 vs. 2014

The product offerings of the CACS segment consist of ready-mix concrete, aggregates and construction supplies. Ready-mix concrete and aggregates are produced at multiple locations in or near Colorado Springs and Pueblo, Colorado. Construction supplies encompass numerous products purchased from third party suppliers and sold to the construction trades particularly concrete sub-contractors. In 2015 concrete, aggregates (including aggregates consumed internally in the production of concrete) and construction supplies accounted for approximately 72%, 20% and 8% of sales of the CACS segment, respectively. In 2014 the sales mix between concrete, aggregates and construction supplies was 71%, 21% and 8%, respectively. Sales to third parties declined slightly by $413,000 (0.7%). In 2014 the Company provided ready-mix concrete for a wind energy project in Limon, Colorado (“the Limon project”). Sales to the Limon project were $4,167,000. There was no such project in 2015. Excluding the sales to the Limon project for 2014, sales in 2015 increased $3,754,000 (7.4%). The increase in revenues reflects higher prices for ready-mix concrete in 2015 and the gradual improvement in construction activity in southern Colorado. The economic improvement in the Colorado Springs area is somewhat stronger than in Pueblo.

Comparing 2015 to 2014, including the Limon project, ready-mix concrete sales increased slightly by $139,000 (0.3%) on volume that was down by 7.5%.  Excluding the Limon project, 2015 sales improved $4,948,000 (13.6%) on volume that increased 3.3% compared to 2014. Average concrete prices in 2015 rose 10.2% compared to 2014. Excluding the Limon project, the increase between years was 10.0%. Changes in product mix had a nominal impact on the average selling price. While concrete prices have increased, the market remains sharply competitive especially on large construction projects. Cement costs per yard increased by 12.4% in 2015 compared to 2014. Cement is the highest cost raw material used in the production of concrete. Batching cost per yard, before adjusting for the Limon project, were down minimally (less than 1%). Excluding Limon costs between years was nearly the same. Delivery cash costs per yard increased by 48 cents per yard between years.  However, after adjusting for the favorable impact of the Limon job in 2014, serviced by a portable plant set at the job site, delivery cash costs per yard were 5.6% lower in 2015 compared to the prior year.  Reduced reliance on contract trucking coupled with lower diesel fuel prices contributed to this improvement. The gross profit ratio from concrete improved from 5.4% in 2014 to 11.8% in 2015. Excluding the impact of the Limon job, which generated a gross profit of $109,000 over the entire project, the gross profit ratio for 2014 was 5.6%.

Sand, crushed limestone and gravel (“aggregates”) are produced and sold from various deposits in and around Colorado Springs and Pueblo, Colorado. In 2015 aggregates were produced from three separate locations; two in or near Colorado Springs and one near Florence. In 2014, aggregates were also produced at the leased Pueblo aggregate operation that was shut down in September 2014. As more fully discussed in Note 2, the Company ceased mining at the leased gravel operation in Pueblo, Colorado, in September 2014 and recorded $5,658,000 of charges related to the closure. These costs are reported on a separate line of the Statement of Operations. Sales volume (tons) of construction aggregates, including those used internally in the production of ready-mix concrete, increased by 6.0% in 2015. Average selling prices, excluding delivery charges, was down 8.2% from 2014. The Colorado Springs sand operation sold a significant amount of unprocessed fill sand in the fourth quarter of 2015. Fill sand is a lower priced product as it requires less processing. Net sales of construction aggregates, including those consumed internally in the production of concrete but excluding delivery charges, decreased by 2.7%. The Company’s Colorado Springs’ sand operation also produces industrial sand used in well fracking, the production of stucco and other purposes. As a percentage of total tons of aggregates sold during 2015 and 2014, industrial sand sales were only approximately .7% and .8%, respectively of total aggregate sales volume. The gross profit from all aggregate operations in 2015 was $241,000 compared to a loss (negative gross profit) of $5,043,000 in 2014 although the aggregates operations would have reported a gross profit of $615,000, were it not for the $5,658,000 of charges related to the Pueblo closure. The decline in results, exclusive of the Pueblo shutdown charges, is primarily due to operating challenges at Pikeview Quarry, including a land slide in May and safety issues which caused management to scale back production.  This reduction caused Transit to have to purchase material from third-party producers to fulfil prior commitments. This additional cost combined with higher repair and maintenance and rental expenses incurred at the operation near Florence led to the decline in 2015’s gross profit.

Sales of construction supplies declined less than 1% in 2015. The gross profit ratio improved from 8.1% in 2014 to 11.0% in 2015 mainly due to lower material costs.

Depreciation and amortization charges were $404,000 less in 2015 reflecting a lower level of capital spending in the last five years.

Selling and administrative expenses were $1,338,000 higher in 2015 compared to 2014. Litigation expenses related to the Pueblo aggregate lease were $1,200,000 in 2015 compared to $18,000 in 2014. Furthermore, 2014 included a $200,000 reduction in the bad debt reserve as the result of a favorable reorganization of a customer who was in bankruptcy. As a percentage of sales, selling and administrative expenses were 9.2% in 2015 compared to 6.7% in 2014.

Gains on disposition of assets were $220,000 in 2015, compared to $1,000 in 2014.

The prices of two commodities, cement and diesel fuel, can have a significant effect on the results of operations of this segment. Management negotiates cement prices with producers who have production facilities in or near the concrete markets that we serve. Management may negotiate separate cement prices for large construction projects depending on the demand for and availability of cement from the local producers. The Company buys diesel fuel from local distributors and occasionally enters into a short term arrangement with a distributor whereby the price of diesel fuel is fixed for a period of up to six months. In the past year the Company did not hedge diesel fuel prices. Increases in the cost of these two commodities have a direct effect on the results of operations depending upon whether competitive conditions prevailing in the marketplace enable management to adjust its selling prices to recover the increased cement and diesel prices.

Door Segment

2015 vs. 2014

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

Door sales in 2015 were $768,000 (4.7%) more than the prior year. Bidding activity since the beginning of 2012 has remained steady although bid prices are still competitive. The gross profit ratio in 2015 was 24.6%, up from 23.9% in 2014. The improvement was principally the result of improved pricing on increased volume.

Sales and administrative expenses increased by $174,000 (6.7%). The increase was primarily due to higher compensation costs as well as employee healthcare costs. As a percentage of sales, these expenses were 16.1% and 15.9%, in 2015 and 2014, respectively.

The Door segment sales backlog at the end of 2015 was $5,139,000 compared to $5,950,000 at the end of 2014.

HVAC Industry Group

The table below presents a summary of operating information for the two reportable segments within the HVAC industry group for the fiscal years 2015 and 2014 (amounts in thousands).

	Heating and	Evaporative
	Cooling	Cooling
2015
Revenues from external customers	$39,498	$25,022
Segment gross profit	10,010	5,398
Gross profit as percent of sales	25.3%	21.6%
Segment operating income	3,371	1,135
Operating income as a percent of sales	8.5%	4.5%
Segment assets	$22,628	$12,730
Return on assets	14.9%	8.9%

	Heating and	Evaporative
	Cooling	Cooling
2014
Revenues from external customers	$34,286	$25,630
Segment gross profit	7,197	5,429
Gross profit as percent of sales	21.0%	21.2%
Segment operating income	1,109	1,269
Operating income as a percent of sales	3.2%	5.0%
Segment assets	$17,762	$13,290
Return on assets	6.2%	9.5%

Heating and Cooling Segment

2015 vs. 2014

Sales in the Heating and Cooling segment improved $5,212,000 (15.2%) between 2015 and 2014. In 2015, approximately 68% of sales consisted of wall furnaces and heaters. Fan coils accounted for approximately 32% of the segment’s sales and other products made up less than 1%. In 2014 these shares of total segment sales were 73%, 26% and 1%, respectively. Unit sales of furnaces and heaters were up 4.6% in 2015 compared to 2014. Temperatures throughout California during the first quarter of 2015 were at more normal levels compared to substantially warmer weather experienced during the first quarter of 2014. Management also believes that customers may have carried over a larger quantity of furnaces from 2013 into January 2014 further depressing 2014 first quarter sales.  Sales of furnaces and heaters were $1,577,000 (6.3%) higher in 2015 compared to 2014. Between 2015 and 2014 the average selling price of furnaces and heaters increased approximately 1.6%.

Fan coil sales increased by $3,551,000 (39.9%) in 2015 as the pace of construction spending in the U.S. lodging industry continues to improve. Historically, approximately 90% of the company’s sales of fan coils are custom-made systems for hotels and other commercial buildings. Fan coil sales in both 2015 and 2014 were in line with this historical experience. Fan coil jobs are obtained through a competitive bidding process. Every bid job is a unique configuration of materials and parts, therefore the company does not track units of sales or production as such unit information would not be useful in managing the business. Management focuses on the contribution margin by job, current level of sales and the sales backlog in managing the fan coil business. Contribution margin is an internal measure calculated by deducting variable manufacturing costs and variable selling expenses from sales for a particular product line and is used as an internal measure of profitability for a product or product line. The fan coil contribution margin percentage increased by approximately 0.8 percentage points in 2015 from the 2014 margin. The fan coil sales backlog at the end of the current year was approximately $4,679,000 compared to $1,945,000 at the end of 2014.

The Heating and Cooling segment’s gross profit ratio increased to 25.3% from 21.0% in 2014. The higher gross profit ratio is attributable to improved profit margins of both the furnace and fan coil lines. The improved profit margins are primarily due to increased furnace sales prices as well as reduction in the cost of steel along with increased furnace production.

Selling and administrative expenses in 2015 were approximately $514,000 higher than the prior year mainly due to increased salaries, including bonuses, and employee benefit costs. As a percentage of sales, such expenses were 15.5% in 2015 compared to 16.4% in 2014.

Evaporative Cooling Segment

2015 vs. 2014

Sales of evaporative coolers during 2015 declined $608,000, approximately 2.4% compared to the prior year. Unit sales of evaporative coolers were 7.1% lower in 2015.  Average selling prices per unit, excluding the effect of parts sales, increased approximately 3.4%. Unit sales of higher priced industrial and commercial coolers were up 2.3% from 2014. However, there was a substantial decline in fourth quarter 2015 unit sales of standard residential and single inlet units compared to the same quarter of 2014, down 61.5% and 50.5%, respectively.  Parts sales were marginally higher in 2015. Actual average price increases, including parts sales, in 2015 were approximately 4.5%. A slight change in product mix, higher parts sales and a small increase in unit prices combined to account for the overall improvement in average selling prices. The gross profit ratio increased from 21.2% in 2014 to 21.6% in 2015 as the benefits of higher selling prices and lower steel prices were partially offset by lower sales and production volumes.  Selling and administrative expenses were approximately $91,000 (2.4%) higher in 2015 as increases in commissions, information technology costs, travel and entertainment expenses and legal fees were partially offset by lower media and co-op advertising costs. As a percentage of sales, these expenses were 15.4% and 14.7% for 2015 and 2014, respectively.

Both businesses in the HVAC group are sensitive to changes in the prices for a number of different raw materials, commodities and purchased parts. Prices of steel and copper in particular can have a significant effect on the results of operations of this group. The Company is not currently a party to any hedging arrangements with regard to steel or copper.

OUTLOOK

Overall the Company expects consolidated sales in 2016 to exceed the 2015 level. Revenues in the CACS segment are dependent on the level of construction activity along the Front Range in Southern Colorado as well as the level of selling prices. Construction activity has exhibited modest and thus far sustained improvement during the past two years in the Colorado Springs markets; however, construction activity in the Pueblo markets remains slow. Concrete pricing has also improved although the pricing on most bid jobs remains highly competitive. Further improvements in the CACS segment operating results will depend on a sustained improvement in the Colorado Springs construction markets, the recovery of the Pueblo markets and the ability to maintain or enhance ready-mix concrete prices especially in response to any increases in cement and/or fuel costs that may occur.

The Company’s HVAC Industry Group anticipates some increase in sales in 2016 primarily from higher fan coil sales due to continued construction spending in the lodging industry. Some improvement in furnace sales levels is also anticipated resulting from the full-year effect of a couple of new customers added during 2015. Sales of furnaces, heaters and evaporative coolers are primarily for replacement purposes and therefore are not heavily reliant on new construction. Sales of these products are generally dependent on the overall strength of the economy especially employment levels. Sales of furnaces, heaters and evaporative coolers are also significantly influenced by weather conditions particularly during their respective selling seasons.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission requires all registrants, including the Company, to include a discussion of “critical” accounting policies or methods used in the preparation of financial statements. We believe the following are our critical accounting policies and methods.

Goodwill and Other Intangible Assets

The Company annually assesses goodwill for potential impairment as of the last day of its fiscal year. In addition, to the extent that events occur, either involving the relevant reporting unit or in their industries, the Company revisits its assessment of the recorded goodwill to determine if impairment has occurred and should be recognized. As of January 2, 2016, the Company has recorded $7,229,000 of goodwill consisting of $6,229,000 related to the CACS reporting unit and $1,000,000 related to the Door reporting unit.

The Company follows Accounting Standards Update (ASU) 2011-08 which allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. At the end of 2015 and 2014, the Company concluded that the market conditions continuing to affect the CACS reporting unit dictated that the quantitative analysis was more appropriate than the qualitative analysis. For purposes of measuring the fair value of the CACS reporting unit the Company engages the services of an investment banking firm to assist management with the calculation. The fair value of this reporting unit is determined by applying three valuation methods. These are 1) discounted cash flow (“DCF”) valuation, 2) an analysis of comparable transactions within the industry and 3) comparable enterprise valuations of other public companies in the industry. The DCF valuation was calculated using a discount rate of 13%. The simple average of EBITDA (earnings before interest, taxes, depreciation and amortization) multiples of select transactions in the construction materials industry in the last couple of years was used for method #2 and the simple average of EBITDA multiples of select publicly traded construction materials companies comparable to CACS was used for method #3. The simple average of the valuations under the three methods exceeded the carrying value on the Company’s books by over 89%.

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

Guidance provided by the Codification mandates that cash consideration (including sales incentives) given by a vendor to a customer is presumed to be a reduction of the selling prices of the vendor’s products or services unless both of the following conditions are met: a) the vendor receives an identifiable benefit in exchange for the consideration and b) the vendor can reasonably estimate the fair value of the benefit. Under this guidance, volume incentives and customer discounts provided to our customers are presumed to be a reduction in the selling price of our products and accordingly we record these as a reduction of gross sales. We require that our customers submit proof of both the advertisement and the cost of the advertising expenditure before we allow a deduction for cooperative advertising. Since the

Company receives an identifiable and quantifiable benefit, these costs are recorded as selling and administrative expenses. These programs did not have a material effect on the operations of 2015 or 2014.

Recently Issued Accounting Standards

The “Recently Issued Accounting Pronouncements” section of Note 1 discusses new accounting policies adopted by the Company since 2014 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards has an effect on our financial condition, results of operations or liquidity, the impacts are discussed in the applicable notes to the consolidated financial statements.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, is not required to provide information in response to this item.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Continental Materials Corporation

Consolidated Statements of Income

For Fiscal Years 2015 and 2014

(Amounts in thousands, except per share data)

	2015	2014
Sales	$136,835	$131,876
Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	111,257	113,043
Depreciation, depletion and amortization	2,421	2,791
Selling and administrative	20,866	18,976
Charges related to cessation of mining an aggregates deposit	—	5,658
Gain on disposition of property and equipment	(225)	(1)
Operating income (loss )	2,516	(8,591)
Interest expense	(398)	(414)
Other income, net	76	62
Income (loss) before income taxes	2,194	(8,943)
(Provision for) benefit from income taxes	(781)	3,484

Net income (loss)	$1,413	$(5,459)

Basic and diluted income (loss) per share	0.85	(3.31)

Average shares outstanding	1,661	1,649

The accompanying notes are an integral part of the consolidated financial statements.

Continental Materials Corporation

Consolidated Statements of Cash Flows For Fiscal Years 2015 and 2014

(Amounts in thousands)

	2015	2014
Operating activities
Net income (loss)	$1,413	$(5,459)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	2,421	2,791
Provision for future reclamation associated with the Pueblo aggregates deposit	—	4,000
Write-off of deferred development costs associated with Pueblo aggregates deposit	—	1,257
Write-off of prepaid royalties associated with the Pueblo aggregates deposit	—	401
Deferred income tax provision	771	(3,108)
Compensation of Board of Directors paid by issuance of treasury shares	197	217
Provision for doubtful accounts	63	89
Gain on disposition of property and equipment	(225)	(1)
Changes in working capital items:
Receivables	(2,767)	1,802
Inventories	(2,170)	(1,264)
Prepaid expenses	(499)	(282)
Prepaid royalties	—	99
Accounts payable and accrued expenses	1,960	(333)
Income taxes payable and refundable	394	348
Other	—	25
Net cash provided by operating activities	1,558	582

Investing activities
Capital expenditures	(2,303)	(2,224)
Cash proceeds from sale of property and equipment	233	1
Net cash used in investing activities	(2,070)	(2,223)

Financing activities
Borrowings on the revolving bank loan, net	400	4,800
Repayments of long-term debt	—	(3,408)
Payments to acquire treasury stock	(16)	—
Net cash provided by financing activities	384	1,392

Net decrease in cash and cash equivalents	(128)	(249)

Cash and cash equivalents
Beginning of year	675	924
End of year	$547	$675

Supplemental disclosures of cash flow items
Cash paid (received) during the year
Interest	$412	$428
Income taxes refunded, net	(388)	(721)
Supplemental disclosures of noncash investing and financing activities
Exchange of accounts receivable for other long-term asset	$—	$854
Capital expenditures purchased on account	—	383

The accompanying notes are an integral part of the consolidated financial statements.

Continental Materials Corporation

Consolidated Balance Sheets As of January 2, 2016 and January 3, 2015

(Amounts in thousands except share data)

	January 2, 2016	January 3, 2015
ASSETS
Current assets:
Cash and cash equivalents	$547	$675
Receivables less allowance of $220 and $235	22,715	19,855
Receivable for insured losses	—	156
Inventories	19,646	17,476
Prepaid expenses	2,138	1,639
Refundable income taxes	70	464
Deferred income taxes	1,078	1,060
Total current assets	46,194	41,325

Property, plant and equipment
Land and improvements	2,766	2,766
Buildings and improvements	20,278	20,806
Machinery and equipment	77,633	78,643
Mining properties	7,063	6,286
Less accumulated depreciation and depletion	(90,101)	(90,781)
	17,639	17,720

Other assets
Goodwill	7,229	7,229
Amortizable intangible assets, net	21	66
Deferred income taxes	2,071	2,860
Other assets	2,601	2,601
	$75,755	$71,801

LIABILITIES
Current liabilities:
Revolving bank loan payable	$6,200	$5,800
Accounts payable	7,122	5,762
Accrued expenses
Compensation	1,767	1,387
Reserve for self-insured losses	2,334	2,492
Liability for unpaid claims covered by insurance	—	156
Profit sharing	831	579
Reclamation	695	2,331
Other	2,518	2,277
Total current liabilities	21,467	20,784
Accrued reclamation	4,980	3,084
Other long-term liabilities	892	1,111
Commitments and contingencies (Note 6)

SHAREHOLDERS’ EQUITY
Common shares, $.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,817	1,827
Retained earnings	61,483	60,070
Treasury shares, at cost	(15,527)	(15,718)
	48,416	46,822
	$75,755	$71,801

The accompanying notes are an integral part of the consolidated financial statements.

Continental Materials Corporation

Consolidated Statements of Shareholders’ Equity

For Fiscal Years 2015 and 2014

(Amounts in thousands except share data)

		Common	Capital
	Common	shares	in excess	Retained	Treasury	Treasury
	shares	amount	of par	earnings	shares	shares cost
Balance at December 28, 2013	2,574,264	$643	$1,815	$65,529	936,097	$15,923
Net loss	—	—	—	(5,459)	—	—
Compensation of Board of Directors by issuance of treasury shares	—	—	12	—	(12,000)	(205)
Balance at January 3, 2015	2,574,264	643	1,827	60,070	924,097	15,718
Net income	—	—	—	1,413	—	—
Compensation of Board of Directors by issuance of treasury shares	—	—	(10)	—	(12,000)	(207)
Purchase of treasury shares	—	—	—	—	1,000	16
Balance at January 2, 2016	2,574,264	$643	$1,817	$61,483	913,097	$15,527

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

The Heating and Cooling segment primarily produces and sells gas-fired wall furnaces, console heaters and fan coils from the Company’s wholly-owned subsidiary, Williams Furnace Co. (WFC) of Colton, California. The Evaporative Cooling segment produces and sells evaporative coolers from the Company’s wholly-owned subsidiary, Phoenix Manufacturing, Inc. (PMI) of Phoenix, Arizona. Concrete, aggregates and construction supplies (CACS) are offered from numerous locations along the Southern Front Range of Colorado operated by the Company’s wholly-owned subsidiaries Castle Concrete Company and Transit Mix Concrete Co., of Colorado Springs and Transit Mix of Pueblo, Inc. of Pueblo (the three companies collectively referred to as TMC). The Door segment sells hollow metal and wood doors, door frames and related hardware, lavatory fixtures and electronic access and security systems from the Company’s wholly-owned subsidiary, McKinney Door and Hardware, Inc. (MDHI), which operates out of facilities in Pueblo and Colorado Springs, Colorado.

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

RECLASSIFICATIONS

Certain reclassifications have been made to the fiscal 2014 Consolidated Balance Sheet and Consolidated Statement of Cash Flows to conform to the 2015 financial statement presentation. These reclassifications had no effect on total assets, liabilities or shareholders’ equity.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November, 2015 the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which changes how deferred taxes are classified on organizations’ balance sheets.  The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent.  The amendments apply to all organizations that present a classified balance sheet.

For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Management is currently evaluating the impact of adopting this guidance on the Company’s financial statements.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of January 2, 2016 and January 3, 2015 and the reported amounts of revenues and expenses during both of the two years in the period ended January 2, 2016. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly-liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value. The Company has reclassified negative cash balances to Accounts Payable.

FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following methods were used to estimate the fair value of the financial instruments recognized in the accompanying balance sheet.

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

There were no transfers between fair value measurement levels of any financial instruments in the current year.

INVENTORIES

Inventories are valued at the lower of cost or market and are reviewed periodically for excess or obsolete stock with a provision recorded, where appropriate. Cost for inventory in the HVAC industry group is determined using the last-in, first-out (LIFO) method. These inventories represent approximately 82% of total inventories at January 2, 2016 and 76% at January 3, 2015. The cost of all other inventory is determined by the first-in, first-out (FIFO) or average cost methods. Some commodity prices such as copper, steel, cement and diesel fuel have experienced significant fluctuations in recent years. Cement and diesel fuel prices are principally relevant to the CACS segment while steel prices and copper prices are principally relevant to our two HVAC businesses. The general effect of using LIFO is that higher prices are not reflected in the inventory carrying value. Current costs are reflected in the cost of sales. The inventories of the businesses using either FIFO or an average costing method for valuing inventories turn over frequently and at any point in time the amount of cement or fuel inventory is not significant. As a result of these circumstances, the commodity fluctuations have primarily affected the cost of sales with little effect on the valuation of inventory. Due to the nature of our products, obsolescence is not typically a significant exposure, however our HVAC businesses will from time to time contend with some slow-moving inventories or parts that are no longer used due to engineering changes. We believe that our inventory valuation reserves are not material. At January 2, 2016, inventory reserves were approximately 2.1% of the total FIFO inventory value. The recorded reserves are intended for such items.

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

RETIREMENT PLANS

The Company and certain subsidiaries have various contributory profit sharing retirement plans for specific employees. The plans allow qualified employees to make tax deferred contributions pursuant to Internal Revenue Code Section 401(k). The Company may make annual contributions, at its discretion, based primarily on profitability. In addition, any individuals whose compensation is in excess of the amount eligible for the Company matching contribution to the 401(k) plan as established by Section 401 of the Internal Revenue Code, participate in an unfunded Supplemental Profit Sharing Plan. This plan accrues an amount equal to the difference between the amount the person would have received as Company contributions to his account under the 401(k) plan had there been no limitations and the amount the person will receive under the 401(k) plan giving effect to the limitations. Costs under the plans are charged to operations as incurred. As of January 2, 2016 and January 3, 2015, the unfunded liabilities related to the Supplemental Profit Sharing Plan were $901,000 and $1,084,000, respectively.

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

GAAP also requires an entity to accrue the gross amount of a loss even if the entity has purchased insurance to cover the loss. Therefore the Company has recorded losses for workers’ compensation, automobile liability, medical plan coverage and general and product liability claims in excess of the deductible amounts, i.e., amounts covered by insurance contracts, in “Liability for unpaid claims covered by insurance” with a corresponding “Receivable for insured losses” on the balance sheet. The components of the liability represent both unpaid settlements and management’s best estimate of the future liability related to open claims. Management has evaluated the creditworthiness of our insurance carriers and determined that recovery of the recorded losses is probable and, therefore, the receivable from insurance has been recorded for the full amount of the insured losses. The amount of claims and related insured losses at January 3, 2015 was $156,000.  There were no such claims and related insured losses at January 2, 2016.

RECLAMATION

In connection with permits to mine properties in Colorado, the Company is obligated to reclaim the mined areas whether the property is owned or leased. The Company records a reserve for future reclamation work to be performed at its various aggregate operations based upon an estimate of the total expense that would be paid to a third party to reclaim the disturbed areas. Reclamation expense is determined during the interim periods using the units-of-production method. At each fiscal year-end, a more formal and complete analysis is performed and the expense and reserve is adjusted to reflect the estimated cost to reclaim the then disturbed and unreclaimed areas. The assessment of the reclamation liability may be done more frequently if events or circumstances arise that may indicate a change in estimated costs, recoverable material or period of mining activity. The cessation of mining at the leased gravel operation in Pueblo, Colorado in the third quarter of 2014 was deemed such a circumstance and the Company concluded that an additional $4,000,000 of reclamation reserve was required. This charge was recorded during the third quarter of 2014. See Note 2. As part of the year-end analysis, the Company engages an independent specialist to assist in reevaluating the estimates of both the quantities of recoverable material and the cost of reclamation. Most of the reclamation on any mining property is generally performed concurrent with mining or soon after each section of the deposit is mined. The Company’s reserve for reclamation activities was $5,675,000 at January 2, 2016 and $5,415,000 at January 3, 2015 (including the aforementioned $4,000,000 third quarter charge).  The Company classifies a portion of the reserve as a current liability, $695,000 at January 2, 2016 and $2,331,000 at January 3, 2015 based upon historical expenditures and the anticipated reclamation timeframe for the Pueblo aggregate operation which is still under litigation as discussed in Note 2.

REVENUE RECOGNITION

The Company recognizes revenue as products are shipped to customers. Sales are recorded net of sales tax and applicable provisions for discounts, volume incentives, returns and allowances. At the time of revenue recognition, the Company also provides an estimate of potential bad debt and warranty expense as well as an amount anticipated to be granted to customers under cooperative advertising programs based upon current program terms and historical experience. In addition, the revenues received for shipping and handling are included in sales while the costs associated with shipping and handling are reported as cost of sales.

The Company is responsible for warranty related to the manufacture of its HVAC products. The Company does not perform installation services except for installation of electronic access and security systems in the Door segment, nor are maintenance or service contracts offered. Changes in the aggregated product warranty liability for the fiscal years 2015 and 2014 were as follows (amounts in thousands):

	2015	2014
Beginning balance	$109	$104
Warranty related expenditures	(150)	(250)
Warranty expense accrued	162	255
Ending balance	$121	$109

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

All long-lived assets are in the United States. No customer accounted for 10% or more of total sales of the Company in fiscal 2015 or 2014.

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

FISCAL YEAR END

The Company’s fiscal year end is the Saturday nearest December 31. Fiscal 2015 consisted of 52 weeks while 2014 consisted of 53 weeks.

2. CESSATION OF MINING AT LEASED PUEBLO GRAVEL SITE

In September of 2014 the Company ceased operations at its leased gravel operation in Pueblo, Colorado. This aggregate operation incurred significant operating losses in all but two years since 2005. The principal reasons for the operating losses were the high ratio of sand to rock and the high cost of complying with water augmentation requirements. Except for the sand required in the production of concrete, the demand for sand in the Pueblo area is very weak. The decision to shut down the Pueblo aggregate operation resulted in significant accounting charges in the third quarter of 2014. The Company recorded $4,000,000 to reflect the costs to backfill the mined gravel pit from a previous mining phase. Prior to the shutdown the reclamation plan was to fill this pit with waste material and tailings from the ongoing gravel operation. The Company also wrote-off $1,257,000 of unamortized deferred development expenses and $401,000 of prepaid royalties related to the minimum annual royalties paid during the period of operation. On September 10, 2014, the Company filed suit in Continental Materials Corporation v. Valco, Inc., Civil Action No. 2014-cv-2510, in the United States District Court for the District of Colorado seeking, among other things, to rescind the sand and gravel lease and to recover approximately $1,282,000 of royalty overpayments and $1,470,000 of royalties paid in excess of actual tons produced. The sand and gravel lease called for the payments of a royalty on 50,000,000 tons of sand and gravel reserves. Through the end of the third quarter of 2014 approximately 17,700,000 tons have been paid for, including the overpayments. After consideration of all facts and circumstances, including discussions with legal counsel, management concluded that no reserve was required to be recorded against the amount of overpaid royalties nor was a liability required to be recorded for royalties related to the remaining 32,300,000 tons of unmined sand and gravel.

3. INVENTORIES

Inventories consisted of the following (amounts in thousands):

	January 2, 2016	January 3, 2015
Finished goods	$7,446	$7,144
Work in process	1,459	1,119
Raw materials and supplies	10,741	9,213
	$19,646	$17,476

If inventories valued on the LIFO basis were valued at current costs, inventories would be higher by $5,748,000 and   $6,063,000 at January 2, 2016 and January 3, 2015, respectively.

4. GOODWILL AND AMORTIZABLE INTANGIBLE ASSETS

As of January 2, 2016 the Company has recorded $7,229,000 of goodwill consisting of $6,229,000 related to the CACS segment and $1,000,000 related to the Door segment. The Company annually assesses goodwill for potential impairment at the end of each year. For the CACS segment, the Company engages the services of an investment banking firm to assist management in determining the fair value of the reporting unit. For the Door segment, the Company prepares a discounted cash flow analysis to estimate the fair value of the reporting unit. In addition, if events occur or circumstances change in the relevant reporting segments or in their industries the Company will then reassess the recorded goodwill to determine if impairment has occurred. No goodwill impairment was recognized for any of the periods presented. The valuation of goodwill and other intangibles is considered a significant estimate. Continued or protracted economic conditions could negatively impact the value of the business which could trigger an impairment that would materially impact earnings.

There were no changes in recorded goodwill for either of the years ended January 2, 2016 or January 3, 2015.

Identifiable intangible assets consist of the following (amounts in thousands):

	January 2, 2016		January 3, 2015
	Gross		Gross
	carrying	Accumulated	carrying	Accumulated
	amount	amortization	amount	amortization
Amortized intangible assets:
Restrictive land covenant	$350	$332	$350	$297
Customer relationships	370	367	370	357
	$720	$699	$720	$654

Amortization expense of intangible assets was $45,000 for 2015 and $52,000 for 2014. The estimated amortization expense for the five subsequent fiscal years is as follows:  2016 - $21,000; and 2017 through 2020 - $0.

5. REVOLVING BANK LOAN

The Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) effective November 18, 2011. The Company entered into the Fifth Amendment to Credit Agreement effective March 20, 2015 and the Sixth Amendment to Credit Agreement effective August 10, 2015. Effective March 24, 2016, the Company entered into the Seventh Amendment to Credit Agreement. The Company had previously entered into four separate amendments to the Credit Agreement. Cumulatively, the amendments were entered into by the Company to, among other things, (i) modify certain of the financial covenants, (ii) increase the Revolving Commitment to $20,000,000, (iii) terminate the Term Loan Commitment upon the repayment in full of the outstanding principal balance (and accrued interest thereon) of the Term Loan, (iv) modify the Borrowing Base calculation to provide for borrowing availability in respect of new Capital Expenditures, (v) decrease the interest rates on the Revolving Loans and (vi) extend the maturity date to May 1, 2018. Borrowings under the Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles, certain real estate and the common stock of all of the Company’s subsidiaries. Borrowings under the Credit Agreement bear interest based on a London Interbank Offered Rate (LIBOR) or prime rate based option.

The Credit Agreement either limits or requires prior approval by the lender of additional borrowings, acquisition of stock of other companies, purchase of treasury shares and payment of cash dividends. Payment of accrued interest is due monthly or at the end of the applicable LIBOR period.

The Credit Agreement as amended provides for the following:

•	The Revolving Commitment is $20,000,000.
•

Borrowings under the Revolving Commitment are limited to (a) 80% of eligible accounts receivable, (b) the lesser of 50% of eligible inventories and $8,500,000 plus (c) 80% of new Capital Expenditures not to exceed $5,500,000 with respect to each of Fiscal Year 2016 and 2017.

•	The Minimum Fixed Charge Coverage Ratio is not permitted to be below 1.15 to 1.0 for the twelve month period ending October 3, 2015 and each Fiscal Quarter end thereafter.
•

The Company must not permit Tangible Net Worth as of the last day of any future Computation Period (commencing with the Computation Period ending July 4, 2015) to be less than $31,000,000 (provided that the required amount of Tangible Net Worth shall increase (but not decrease) by an amount equal to 50% of the Consolidated Net Income for the immediately preceding Fiscal Year beginning with fiscal 2016.

•	The Balance Sheet Leverage Ratio as of the last day of any Computation Period may not exceed 1.00 to 1.00.
•	The maturity date of the credit facility is May 1, 2018.
•	Interest rate pricing for the revolving credit facility is currently LIBOR plus 2.50% or the prime rate plus 0.25%.

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
•

Fixed Charge Coverage Ratio is defined as, for any computation period, the ratio of (a) the sum for such period of (i) EBITDA, as defined, minus (ii) the sum of income taxes paid in cash and all unfinanced capital expenditures to (b) the sum for such period of interest expense.

•	Balance Sheet Leverage Ratio is defined as the ratio of Total Debt to Tangible Net Worth.
•

EBITDA means for any Computation Period (or another time period to the extent expressly provided for in the Credit Agreement) the sum of the following with respect to the Company and its Subsidiaries each as determined in accordance with GAAP: (a) Consolidated Net Income, plus (b) federal, state and other income taxes deducted in the determination of Consolidated Net Income, plus (c) Interest Expense deducted in the determination of Consolidated Net Income, plus (d) depreciation, depletion and amortization expense deducted in the determination of Consolidated Net Income, plus (e) charges deducted in the determination of Consolidated Net Income in 2014 (not to exceed $5,757,000 in the aggregate) directly related to the closing and reclamation of the Pueblo aggregates mining site, plus (f) any other non-cash charges and any extraordinary charges deducted in the determination of Consolidated Net Income, including any asset impairment charges (including write downs of goodwill), minus (g) any gains from Asset Dispositions, any extraordinary gains and any gains from discontinued operations included in the determination of Consolidated Net Income

Outstanding funded debt (term debt and revolving credit) was $6,200,000 as of January 2, 2016 compared to $5,800,000 as of January 3, 2015. The highest balance outstanding during 2015 and 2014 was $7,400,000 and $8,000,000, respectively. Average outstanding funded debt was $5,205,000 and $3,964,000 for 2015 and 2014, respectively. At January 2, 2016, the Company had outstanding letters of credit totaling $5,415,000. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the available borrowing capacity exceeded the cash needs of the Company and this situation is expected to continue for the foreseeable future.

The Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement will be sufficient to cover expected cash needs, including planned capital expenditures, for the next twelve months except for the possible acquisition of an aggregates property near Colorado Springs that the Company has an option on. The Company expects to arrange for term or mortgage financing to fund the acquisition and purchase the necessary equipment needed to begin mining the property should it decide to exercise its option. The option expires in April, 2016. The Company expects to be in compliance with all debt covenants, as amended, throughout the facility’s remaining term.

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

The Company purchased 1,000 shares of its common stock from a former employee to become treasury stock during fiscal 2015.  No such repurchases were made during fiscal 2014. Under the 2010 Non-Employee Directors Stock Plan (the “Plan”) the Company reserved 150,000 treasury shares representing the maximum number of shares allowed to be granted to non-employee directors in lieu of the base director retainer fee. The Company issued a total of 12,000 shares to eight eligible board members effective January 27, 2015 as payment for the retainer fee for 2015. During 2014, the

Company issued 12,000 shares to the same eight eligible board members effective February 12, 2014 as payment for the 2014 retainer fee.

8. EARNINGS PER SHARE

The Company does not have any common stock equivalents, warrants or other convertible securities outstanding therefore there are no differences between the calculation of basic and diluted EPS for the fiscal years 2015 or 2014.

9. RENTAL EXPENSE, LEASES AND COMMITMENTS

The Company leases certain of its facilities and equipment and is required to pay the related taxes, insurance and certain other expenses. Rental expense was $3,429,000 and $2,763,000 for 2015 and 2014, respectively.

Future minimum rental  commitments under non-cancelable operating leases for 2016 and thereafter are as follows: 2016 – $1,425,000;  2017 – $1,130,000;  2018 – $778,000;  2019 – $231,000;  2020 – $82,000 and thereafter – $0. The commitments do not include any amounts related to minimum royalty payments due on an aggregates property lease in conjunction with the Pueblo, Colorado operation as discussed in Note 2.

10. RETIREMENT PLANS

As discussed in Note 1, the Company maintains defined contribution retirement benefit plans for eligible employees. Total plan expenses charged to continuing operations were $873,000 and $685,000 in 2015 and 2014, respectively.

11. CURRENT ECONOMIC CONDITIONS

Construction activity along the Southern Front Range of Colorado, around Colorado Springs, exhibited modest and thus far sustained improvement over the past two years. Residential construction is expected to remain below prior, more robust periods, however commercial construction is improving. A new street tax passed in Colorado Springs is expected to spur some municipal projects over the next five years. The area closer to Pueblo has not shown a similar recovery as construction activity continues to be quite slow.  Economic growth in Southern Colorado continues to lag behind the growth experienced in the Denver area. Although pricing improved in the CACS segment during 2015, bidding on jobs has been and is expected to remain highly competitive. Further improvement in the CACS segment will require sustained improvement in the Colorado Springs market and a recovery in the Pueblo market.

The markets for products manufactured or fabricated by the Heating and Cooling segment, the Evaporative Cooling segment and the Door segment are expected to improve somewhat mainly due to an anticipated continued construction spending in the lodging industry. As has historically been the case, sales of all segments, other than the Door segment, are influenced by weather conditions.

12. INCOME TAXES

The provision (benefit) from income taxes for continuing operations is summarized as follows (amounts in thousands):

	2015	2014
Federal: Current	$(71)	$(469)
Deferred	737	(2,513)
State: Current	2	5
Deferred	113	(507)
	$781	$(3,484)

Note that the percentage effect of an item on the statutory tax rate in a given year will fluctuate based upon the magnitude of the pre-tax profit or loss in that year. The difference between the tax rate for continuing operations on income or loss for financial statement purposes and the federal statutory tax rate was as follows:

	2015	2014
Statutory tax rate	34.0%	(34.0)%
Percentage depletion	(4.0)	(1.0)
Non-deductible expenses	2.0	0.4
Valuation allowance for tax assets	(4.9)	(0.4)
State income taxes, net of federal benefit	5.7	(4.1)
Expiring charitable contributions	2.6	—
Other	0.2	0.1
	35.6%	(39.0)%

For financial statement purposes, deferred tax assets and liabilities are recorded at a blend of the current statutory federal and states’ tax rates – 37.96%. The principal temporary differences and their related deferred taxes are as follows (amounts in thousands):

	2015	2014
Reserves for self-insured losses	$605	$655
Accrued reclamation	2,154	2,055
Unfunded supplemental profit sharing plan liability	379	444
Asset valuation reserves	317	432
Future state tax credits	789	789
Net state operating loss carryforwards	252	369
Federal AMT carryforward	481	268
Federal NOL carryforward	16	925
Other	100	197
Valuation allowance	(73)	(180)
Total deferred tax assets	5,020	5,954

Depreciation	841	1,146
Deferred development	563	245
Other	467	643
Total deferred tax liabilities	1,871	2,034
Net deferred tax asset	$3,149	$3,920

At January 2, 2016 the Company carries a valuation reserve of $193,000  ($73,000 tax effected) related to the carry forward of charitable contribution deductions arising in the current and prior years due to the uncertainty that the Company will be able to utilize these deductions prior to the expiration of their carry forward periods. For Federal purposes, Alternative Minimum Tax credits can be carried forward indefinitely. For State purposes, Net Operating Losses can be carried forward for periods ranging from 5 to 20 years for the states that the Company is required to file in. Of the $789,000 of recorded state tax credits, $760,000 relates to California Enterprise Zone hiring credits earned in prior years. These credits may be carried forward indefinitely.

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

As a result of the evaluation of the realizability of our deferred tax assets as of January 2, 2016, we concluded that it was more likely than not that all of our deferred tax assets would be realized to the extent not reserved for by a valuation allowance.

The Company accounts for uncertainty in income taxes recognized in its financial statements by applying GAAP’s recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The financial statement effects of a tax position are initially recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon effective settlement with a taxing authority. There was no gross amount of unrecognized tax benefits at either January 2, 2016 or January 3, 2015.

We file income tax returns in the United States Federal and various state jurisdictions. The Internal Revenue Service has completed examinations for periods through 2009. Federal tax years 2013 and on remain subject to examination. Various state income tax returns also remain subject to examination.

13. RELATED PARTY TRANSACTIONS

A director of the Company is a partner in one of the law firms that was engaged with regard to the lawsuit filed by the Company related to the sand and gravel lease discussed in Note 2. For the year ending January 2, 2016 the Company has paid the director’s firm $494,000 for services rendered related to this matter. As of January 3, 2015 the same director’s firm had been paid a de minimus amount for services related to this same matter.

14. UNAUDITED QUARTERLY FINANCIAL DATA

The following table and footnotes provide summarized unaudited fiscal quarterly financial data for 2015 and 2014 (amounts in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2015
Sales	$30,685	$34,865	$36,165	$35,120
Gross profit	5,498	6,689	6,908	6,483
Depreciation, depletion and amortization	646	651	640	484
Net (loss) income	(196)	346	562	701
Basic and Diluted (loss) income per share	(0.12)	0.21	0.34	0.42

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2014
Sales	$26,824	$37,367	$34,366	$33,319
Gross profit	4,099	6,477	4,471	3,786
Depreciation, depletion and amortization	738	743	764	546
Net (loss) income	(1,181)	613	(4,093)	(798)
Basic and Diluted (loss) income per share	(0.72)	0.37	(2.48)	(0.48)

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

15. INDUSTRY SEGMENT INFORMATION

The Company operates primarily in two industry groups, HVAC and Construction Products. The Company has identified two reportable segments in each of the two industry groups: the Heating and Cooling segment and the Evaporative Cooling segment in the HVAC industry group and the CACS segment and the Door segment in the Construction

Products industry group. The Heating and Cooling segment primarily produces and sells gas-fired wall furnaces, console heaters and fan coils from the Company’s wholly-owned subsidiary, WFC of Colton, California. The Evaporative Cooling segment primarily produces and sells evaporative coolers from the Company’s wholly-owned subsidiary, PMI of Phoenix, Arizona. Sales of these two segments are nationwide, but are concentrated in the southwestern United States. Concrete, aggregates and construction supplies are offered by the CACS segment from numerous locations along the Southern portion of the Front Range of Colorado operated by the Company’s wholly-owned subsidiaries collectively referred to as TMC. The Door segment sells hollow metal and wood doors, door frames and related hardwares, lavatory fixtures and electronic access and security systems from the Company’s wholly-owned subsidiary, MDHI, which operates out of facilities in Pueblo and Colorado Springs, Colorado. Sales of these latter two segments are highly concentrated in the Southern Front Range area in Colorado although door sales are also made throughout the United States.

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

The following table presents information about reported segments for the fiscal years 2015 and 2014 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

	Construction Products Industry			HVAC Industry
	Concrete,
	Aggregates &		Combined	Heating			Unallocated
	Construction		Construction	and	Evaporative	Combined	Corporate
	Supplies	Doors	Products	Cooling	Cooling	HVAC	(a)	Total
2015
Revenues from external customers	$55,319	$16,981	$72,300	$39,498	$25,022	$64,520	$15	$136,835
Depreciation, depletion and amortization	1,364	128	1,492	504	399	903	26	2,421
Operating (loss) income	(256)	1,280	1,024	3,371	1,135	4,506	(3,014)	2,516
Segment assets	31,791	6,471	38,262	22,628	12,730	35,358	2,135	75,755
Capital expenditures	1,539	31	1,570	494	239	733	—	2,303

	Construction Products Industry			HVAC Industry
	Concrete,
	Aggregates &		Combined	Heating			Unallocated
	Construction		Construction	and	Evaporative	Combined	Corporate
	Supplies	Doors	Products	Cooling	Cooling	HVAC	(a)	Total
2014
Revenues from external customers	$55,732	$16,213	$71,945	$34,286	$25,630	$59,916	$15	$131,876
Depreciation, depletion and amortization	1,768	124	1,892	462	386	848	51	2,791
Operating (loss) income	(8,863)	1,159	(7,704)	1,109	1,269	2,378	(3,265)	(8,591)
Segment assets	30,800	6,518	37,318	17,762	13,290	31,052	3,431	71,801
Capital expenditures	1,389	91	1,480	184	940	1,124	3	2,607

(a)	Includes unallocated corporate office expenses and assets which consist primarily of cash and cash equivalents, prepaid expenses, property, plant and equipment.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last annual report.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders

Continental Materials Corporation

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Continental Materials Corporation (Company) as of January 2, 2016 and January 3, 2015, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years then ended.  Our audit also included the years 2015 and 2014 information on the consolidated financial statement schedule listed in the Form 10-K Index at Part IV, Item 15(a)2.  The Company’s management is responsible for these consolidated financial statements and consolidated financial statement schedule.  Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits of the basic consolidated financial statements.  The consolidated financial statement schedule is presented for purposes of complying with the Securities and Exchange Commission’s rules and regulations and are not a required part of the consolidated financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Continental Materials Corporation as of January 2, 2016 and January 3, 2015 and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  BKD, LLP

Indianapolis, Indiana

April 1, 2016

Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) as of January 2, 2016. The Chief Executive Officer and Chief Financial Officer, based on that evaluation, concluded that our disclosure controls and procedures are effective and were reasonably designed to ensure that all material information relating to the Company (including its subsidiaries) required to be disclosed in our reports filed and submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Commission.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework (1992). Based on this assessment, management concluded that, as of January 2, 2016, the Company’s internal control over financial reporting is effective. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.

As of January 2, 2016, the Company was not an “accelerated filer” as defined in Rule 12b-2 under the Exchange Act. Accordingly, pursuant to SEC rules and regulations, the Company is not required to include, and this Annual Report on Form 10-K does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We are required to annually reassess our status as a “smaller reporting company” as of the end of our fiscal year to determine whether we will be required to provide Management’s Annual Report on Internal Control Over Financial Reporting and the associated report of our independent registered public accounting firm in our Annual Report.

Changes in Internal Control Over Financial Reporting

As noted above, the Company continually reassesses its internal control over financial reporting and makes changes as deemed prudent. No material weaknesses were identified in the review, therefore no changes in the Company’s internal controls over financial reporting occurred during the quarter ended January 2, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.    OTHER INFORMATION

The Company does not have any information, not already reported, that is required to be reported on Form 8-K during the fourth quarter of the year covered by this Form 10-K.

PART III

Items 10 through 14 of Part III have been omitted from this Annual Report because the registrant expects to file, not later than 120 days following the close of its fiscal year ended January 2, 2016, its definitive 2016 proxy statement. The information required by Items 10 through 14 of Part III will be included in that proxy statement and such information is hereby incorporated by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1	The following financial statements are included in Item 8 of Part II:
Consolidated statements of operations for fiscal years 2015 and 2014
Consolidated statements of cash flows for fiscal years ended 2015 and 2014
Consolidated balance sheets as of January 2, 2016 and January 3, 2015
Consolidated statements of shareholders’ equity for fiscal years 2015 and 2014

(a) 2	The following is a list of financial statement schedules filed as part of this Annual Report:

Schedule II Valuation and Qualifying Accounts & Reserves For the Fiscal Years 2015 and 2014

All other schedules are omitted because they are not applicable or the information is shown in the financial statements or notes thereto.

(a) 3	The following is a list of all exhibits filed as part of this Annual Report:

Exhibit 3.1

Restated Certificate of Incorporation dated May 28, 1975, as amended on May 24, 1978, May 27, 1987 and June 3, 1999 incorporated by reference to Exhibit 3 to Form 10-K for the year ended January 1, 2005 (Accession # 0001104659-05-016256).

Exhibit 3.2	Registrant’s By-laws as amended September 19, 1975 filed as Exhibit 3a to Form 10-Q for the period ended June 28, 2014 (Accession # 0001104659-14-059740), incorporated herein by reference.

Exhibit 10

Amended and Restated Credit Agreement dated November 18, 2011 among Continental Materials Corporation, as the Company (borrower), The Various Financial Institutions Party Hereto, as Lenders, and The PrivateBank and Trust Company, as Administrative Agent and Arranger, filed as Exhibit 10 to Form 10-Q for the quarter ended October 1, 2011, incorporated herein by reference; First Amendment thereto dated March 21, 2013 filed as Exhibit 10 to Form 10-K for the fiscal year ended December 29, 2012; Second Amendment thereto dated March 20, 2014 filed as Exhibit 10 to Form 10-K for the fiscal year ended December 28, 2013; Third Amendment thereto dated June 28, 2014 filed as Exhibit 10 to Form 10-Q for the quarter ended June 28, 2014; Fourth Amendment thereto dated November 13, 2014 filed as Exhibit 10 to Form 10-Q for the quarter ended September 27, 2015; Fifth Amendment thereto dated March 20, 2015 filed as Exhibit 10 to Form 10-K for the fiscal year ended January 3, 2015; Sixth Amendment thereto dated August 8, 2015 filed as Exhibit 10-Q for the quarter ended October 3, 2015 and the Seventh Amendment thereto dated March 24, 2016 filed as Exhibit 10 to this Form 10-K for the fiscal year ended January 2, 2016.

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

Exhibit 101

The following financial information from the Company’s Annual Report for the fiscal year ended January 2, 2016 filed with the SEC on April 1, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations for the fiscal years 2015 and 2014, (ii) the Consolidated Statements of Cash Flows for the fiscal years 2015 and 2014, (iii) the Consolidated Balance Sheets as of January 2, 2016 and January 3, 2015, (iv) the Consolidated Statements of Shareholders’ Equity for fiscal years 2015 and 2014, and (v) Notes to Consolidated Financial Statements.**

*     Compensatory plan or arrangement

**   Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION
Registrant

By:	/S/Mark S. Nichter
Mark S. Nichter, Vice President, Secretary and Chief Financial Officer

Date:  April 1, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY(IES)	DATE

/S/ James G. Gidwitz	Chief Executive Officer and a Director
James G. Gidwitz	(Principal Executive Officer)	April 1, 2016

/S/ Mark S. Nichter	Vice President, Secretary and Controller
Mark S. Nichter	(Principal Financial and Accounting Officer)	April 1, 2016

/S/ William D. Andrews
William D. Andrews	Director	April 1, 2016

/S/ Thomas H. Carmody
Thomas H. Carmody	Director	April 1, 2016

/S/ Betsy R. Gidwitz
Betsy R. Gidwitz	Director	April 1, 2016

/S/ Ralph W. Gidwitz
Ralph W. Gidwitz	Director	April 1, 2016

/S/ Ronald J. Gidwitz
Ronald J. Gidwitz	Director	April 1, 2016

/S/ Theodore R. Tetzlaff
Theodore R. Tetzlaff	Director	April 1, 2016

/S/ Peter E. Thieriot
Peter E. Thieriot	Director	April 1, 2016

/S/ Darrell M. Trent
Darrell M. Trent	Director	April 1, 2016

CONTINENTAL MATERIALS CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (c) (e)

for the fiscal years 2015 and 2014

COLUMN A	COLUMN B	COLUMN C(1)	COLUMN D		COLUMN E
	Balance at	Additions
	Beginning of	Charged to Costs	Deductions -		Balance at End of
Description	Period	and Expenses	Describe		Period
Year 2015
Allowance for doubtful accounts (c)	$235,000	$63,000	$78,000	(a)	$220,000
Inventory valuation reserve (c)	$383,000	$163,000	$111,000	(b)	$435,000
Reserve for self-insured losses	$2,492,000	$4,601,000	$4,759,000	(d)	$2,334,000

Year 2014
Allowance for doubtful accounts (c)	$365,000	$89,000	$219,000	(a)	$235,000
Inventory valuation reserve (c)	$432,000	$122,000	$171,000	(b)	$383,000
Reserve for self-insured losses	$2,061,000	$5,124,000	$4,693,000	(d)	$2,492,000

Notes:

(a)	Accounts written off, net of recoveries.

(b)	Amounts written off upon disposal of assets.

(c)	Reserve deducted in the balance sheet from the asset to which it applies.

(d)	Payments of self-insured claims including healthcare claims accrued and paid in connection with the Company’s self-insured employee healthcare benefit plan.

(e)	Column C (2) has been omitted as the answer would be “none”.