Form 10-Q
period 2016-04-02
CONTINENTAL MATERIALS CORP
filed 2016-05-17
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.25 par value, shares outstanding at May 10, 2016: 1,673,167.

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

APRIL 2, 2016 AND JANUARY 2, 2016

(000’s omitted except share data)

	APRIL 2, 2016	JANUARY 2,
	(Unaudited)	2016
ASSETS
Current assets:
Cash and cash equivalents	$413	$547
Receivables, net	21,699	22,715
Inventories
Finished goods	7,926	7,446
Work in process	1,386	1,459
Raw materials and supplies	10,803	10,741
Prepaid expenses	2,547	2,138
Refundable income taxes	—	70
Total current assets	44,774	45,116

Property, plant and equipment	18,071	17,639

Other assets
Goodwill	7,229	7,229
Amortizable intangible assets, net	10	21
Deferred income taxes	3,329	3,149
Other assets	2,601	2,601
	$76,014	$75,755

LIABILITIES
Current liabilities:
Revolving bank loan payable	$5,500	$6,200
Accounts payable and accrued expenses	15,547	15,267
Income taxes	157	—
Total current liabilities	21,204	21,467

Other long-term liabilities	5,886	5,872

SHAREHOLDERS’ EQUITY
Common shares, $.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,817	1,817
Retained earnings	61,991	61,483
Treasury shares, 913,097, at cost	(15,527)	(15,527)
	48,924	48,416
	$76,014	$75,755

See notes to condensed consolidated financial statements.

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

FOR THE THREE MONTHS ENDED APRIL 2, 2016 AND APRIL 4, 2015

(Unaudited)

(000’s omitted except per-share amounts)

	APRIL 2,	APRIL 4,
	2016	2015
Sales	$34,228	$30,685
Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	27,209	25,187
Depreciation, depletion and amortization	639	646
Selling and administrative	5,716	5,104
Gain on disposition of property and equipment	(188)	(33)
	33,376	30,904

Operating income (loss )	852	(219)
Interest expense	(95)	(89)
Other income, net	13	11
Income (loss) before income taxes	770	(297)
Provision for (benefit from) income taxes	262	(101)

Net income (loss)	$508	$(196)

Retained earnings, beginning of period	61,483	60,070

Retained earnings, end of period	61,991	59,874

Basic and diluted income (loss) per share	0.31	(0.12)

Average shares outstanding	1,661	1,659

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 2, 2016 AND APRIL 4, 2015

(Unaudited)

(000’s omitted)

	APRIL 2,	APRIL 4,
	2016	2015

Net cash provided by operating activities	$1,436	$1,069

Investing activities
Capital expenditures	(1,082)	(93)
Cash proceeds from sale of property and equipment	212	33
Net cash used in investing activities	(870)	(60)

Financing activities
Repayments on the revolving bank loan, net	(700)	(900)
Net cash used by financing activities	(700)	(900)

Net decrease in cash and cash equivalents	(134)	109

Cash and cash equivalents
Beginning of period	547	675
End of period	$413	$784

Supplemental disclosures of cash flow items:
Cash paid during the three months for:
Interest, net	$103	$86
Income taxes, net	265	3

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

NOTES TO THE QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED APRIL 2, 2016

(Unaudited)

1.    Basis of Presentation:

The unaudited interim condensed consolidated financial statements included herein are prepared pursuant to the Securities and Exchange Commission (the “Commission”) rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual consolidated financial statements have been omitted. The condensed consolidated balance sheet of Continental Materials Corporation (the “Company”) as of January 2, 2016 has been derived from the audited consolidated balance sheet of the Company as of that date. The interim condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K. In the opinion of management, the condensed consolidated financial statements include all adjustments (none of which were other than normal recurring adjustments) necessary for a fair statement of the results for the interim periods. Certain reclassifications have been made to the 2015 consolidated financial statements to conform to the 2016 presentation. The reclassifications had no effect on the consolidated results of operations, the net decrease in cash or the total assets, liabilities or shareholders’ equity of the Company.

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

The Company has established a valuation reserve related to the carry-forward of all charitable contributions deductions arising from prior years and the portion of contributions in 2016 that the Company believes it will be unable to utilize prior to the expiration of their carry-forward periods. For Federal tax purposes, net operating losses can be carried forward for a period of 20 years while alternative minimum tax credits can be carried forward indefinitely. For state tax purposes, net operating losses can be carried forward for periods ranging from 5 to 20 years for the states that the Company is required to file in. California Enterprise Zone credits can be carried forward indefinitely while Colorado credits can be carried forward for 7 years.

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

There were no transfers between fair value measurement levels of any financial instruments in the current quarter.

4.    The Company implemented ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which changes how deferred taxes are classified on organizations’ balance sheets.  The change has been applied for all periods presented.  The effect of implementation is to report a consolidated non current net asset of $3,329,000 and $3,149,000 in the condensed consolidated balance sheets as of April 2, 2016 and January 2, 2016, respectively.

There are no other significant prospective accounting pronouncements that are expected to have a material effect on the Company’s consolidated financial statements.

5.    Operating results for the first three months of 2016 are not necessarily indicative of performance for the entire year due to the seasonality of most of the Company’s products. Historically, sales of the Evaporative Cooling segment are higher in the first and second quarters, sales of the Concrete, Aggregates and Construction Supplies (CACS) segment are higher in the second and third quarters and sales of the Heating and Cooling segment are higher in the third and fourth quarters. Sales of the Door segment are generally more evenly spread throughout the year.

6.    There is no difference in the calculation of basic and diluted earnings per share (EPS) for the three-month periods ended April 2, 2016 and April 4, 2015 as the Company does not have any dilutive instruments.

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

The Heating and Cooling segment primarily produces and sells gas-fired wall furnaces, console heaters and fan coils from the Company’s wholly-owned subsidiary, Williams Furnace Co. (WFC) of Colton, California. The Evaporative Cooling segment primarily produces and sells evaporative coolers from the Company’s wholly-owned subsidiary, Phoenix Manufacturing, Inc. (PMI) of Phoenix, Arizona. Sales of these two segments are nationwide, but are concentrated in the southwestern United States. Concrete, Aggregates and Construction Supplies are offered from numerous locations along the Southern Front Range of Colorado operated by the Company’s wholly-owned subsidiaries Castle Concrete Company and Transit Mix Concrete Co., of Colorado Springs and Transit Mix of Pueblo, Inc. of Pueblo, Colorado (the three companies collectively are referred to as TMC). The Door segment sells hollow metal and wood doors, door frames and related hardware, lavatory fixtures and electronic access and security systems from the Company’s wholly-owned subsidiary, McKinney Door and Hardware, Inc. (MDHI), which operates out of facilities in Pueblo and Colorado Springs, Colorado. Sales of these two segments are highly concentrated in the Southern Front Range of Colorado although door sales are also made throughout the United States.

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

The following table presents information about reported segments for the three-month periods ended April 2, 2016 and April 4, 2015 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

	Construction Products Industry			HVAC Industry
	Concrete,
	Aggregates &		Combined	Heating		Combined
	Construction		Construction	and	Evaporative	HVAC	Unallocated
	Supplies	Doors	Products	Cooling	Cooling	Products	Corporate	Total
Three Months ended April 2, 2016
Revenues from external customers	$12,199	$3,855	$16,054	$11,150	$7,020	$18,170	$4	$34,228
Depreciation, depletion and amortization	347	31	378	138	119	257	4	639
Operating (loss) income	(194)	310	116	1,034	453	1,487	(751)	852
Segment assets	31,419	6,834	38,253	18,959	16,002	34,961	2,800	76,014
Capital expenditures	919	22	941	117	24	141	—	1,082

	Construction Products Industry			HVAC Industry
	Concrete,
	Aggregates &		Combined	Heating		Combined	Unallocated
	Construction		Construction	and	Evaporative	HVAC	Corporate
	Supplies	Doors	Products	Cooling	Cooling	Products	(a)	Total
Three Months ended April 4, 2015
Revenues from external customers	$10,565	$4,188	$14,753	$9,146	$6,782	$15,928	$4	$30,685
Depreciation, depletion and amortization	337	31	368	142	123	265	13	646
Operating (loss) income	(728)	338	(390)	497	451	948	(777)	(219)
Segment assets (a)	31,791	6,471	38,262	22,628	12,730	35,358	2,135	75,755
Capital expenditures (b)	—	1	1	59	33	92	—	93

(a)	Segment assets are as of January 2, 2016.
(b)	Capital expenditures are presented on the accrual basis of accounting.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last annual report.

8.    In September of 2014 the Company ceased production at its leased gravel operation in Pueblo, Colorado. This aggregate operation incurred significant operating losses in all but two years since 2005. The principal reasons for the operating losses were the high ratio of sand to rock and the high cost of complying with water augmentation requirements. Except for the sand required in the production of concrete, the demand for sand in the Pueblo area is very weak. The decision to shut down the Pueblo aggregate operation resulted in significant accounting charges in the third quarter of 2014. The Company recorded $4,000,000 to reflect the costs to backfill the mined gravel pit from a previous mining phase. Prior to the shutdown the reclamation plan was to fill this pit with waste material and tailings from the ongoing gravel operation. The Company also wrote-off $1,257,000 of unamortized deferred development expenses and $401,000 of prepaid royalties related to the minimum annual royalties paid during the period of operation. The Company has filed suit in Continental Materials Corporation v. Valco, Inc., Civil Action No. 2014-cv-2510, in the United Stated District Court for the District of Colorado seeking, among other things, to rescind the sand and gravel lease and to recover approximately $1,282,000 of royalty overpayments and $1,470,000 of royalties paid in excess of actual tons produced. The sand and gravel lease called for the payments of a royalty on 50,000,000 tons of sand and gravel reserves. Through the date of cessation approximately 17,700,000 tons have been paid for, including the overpayments. After consideration of all facts and circumstances, including discussions with legal counsel, management concluded that no reserve was required to be recorded against the overpaid royalties nor was a liability required to be recorded for royalties related to the remaining 32,300,000 of unmined sand and gravel.

9.    Identifiable amortizable intangible assets as of April 2, 2016 include a restrictive land covenant and customer relationships. At April 2, 2016, these assets were collectively carried at  $10,000, net of $710,000 accumulated amortization. The pre-tax amortization expense for intangible assets during each of the quarters ended April 2, 2016 and April 4, 2015 was $11,000.

Based upon the intangible assets recorded on the balance sheet at April 2, 2016, amortization expense for the next five years is estimated to be as follows: 2016 – $21,000 and zero thereafter.

10.  As of April 2, 2016 the Company had not issued shares to the eight eligible board members as full payment for their 2016 retainer fee. The Company issued a total of 12,000 shares to the eight eligible board members effective January 15, 2015 as full payment for their 2015 retainer fee. All shares were issued under the 2010 Non-Employee Directors Stock Plan.

11.  The Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) effective November 18, 2011. The Company entered into the Fifth Amendment to Credit Agreement effective March 20, 2015 and the Sixth Amendment to Credit Agreement effective August 10, 2015. Effective March 24, 2016 the Company entered into the Seventh Amendment to Credit Agreement.  The Company had previously entered into four separate amendments to the Credit Agreement. Cumulatively, the amendments were entered into by the Company to, among other things, (i) modify certain of the financial covenants, (ii) increase the Revolving Commitment to $20,000,000, (iii) terminate the Term Loan Commitment upon the repayment in full of the outstanding principal balance (and accrued interest thereon) of the Term Loan, (iv) modify the Borrowing Base calculation to provide for borrowing availability in respect of new Capital Expenditures, (v) decrease the interest rates on the Revolving Loans and (vi) extend the maturity date to May 1, 2018. Borrowings under the Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles, certain real estate and the common stock of all of the Company’s subsidiaries. Borrowings under the Credit Agreement bear interest based on a London Interbank Offered Rate (LIBOR) or prime rate based option.

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

•

The Company must not permit Tangible Net Worth as of the last day of any future Computation Period to be less than $31,000,000 (provided that the required amount of Tangible Net Worth shall increase (but not decrease) by an amount equal to 50% of the Consolidated Net Income for the immediately preceding Fiscal Year beginning with fiscal 2016).

•	The Balance Sheet Leverage Ratio as of the last day of any Computation Period may not exceed 1.00 to 1.00.

•	The maturity date of the credit facility is May 1, 2018.

•	Interest rate pricing for the revolving credit facility is currently LIBOR plus 2.50% or the prime rate plus .25%.

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

Outstanding funded revolving debt was $5,500,000 as of April 2, 2016 compared to $6,200,000 as of January 2, 2016. The highest balance outstanding during the first three months of 2016 and 2015 was $6,500,000 and $6,000,000, respectively. Average outstanding funded debt was $4,830,000 and $4,543,000 for the first three months of 2016 and 2015, respectively. At April 2, 2016, the Company had outstanding letters of credit totaling $5,415,000. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the available borrowing capacity exceeded the cash needs of the Company and this situation is expected to continue for the foreseeable future.

The Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement will be sufficient to cover expected cash needs, including planned capital expenditures, for the next twelve months except for the possible acquisition of an aggregates property near Colorado Springs that the Company has an option on. The Company expects to arrange for term or mortgage financing to fund the acquisition and purchase the necessary equipment needed to begin mining the property should it exercise its option.  The option, originally set to expire in April 2016, has been verbally extended until the end of 2016. The Company expects to be in compliance with all debt covenants, as amended, throughout the facility’s remaining term.

12.  The Company is involved in litigation matters related to its business, principally product liability matters related to the gas-fired heating products and fan coil products in the Heating and Cooling segment. In the Company’s opinion, none of these proceedings, when concluded, will have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial condition as the Company has established adequate accruals for matters that are probable and estimable. The Company does not accrue estimated future legal costs related to the defense of theses matters but rather expenses legal costs as incurred.  Additionally, see Note 8 for discussion of litigation regarding the Pueblo sand and gravel lease.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help investors understand the Company’s results of operations, financial condition and current business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report and the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

Company Overview

For an overview of the Company’s operations and operating structure, see Note 7 to the condensed consolidated financial statements contained in this Quarterly Report.

Liquidity and Capital Resources

Sales of the Company’s HVAC products are seasonal except for fan coils. Sales of furnaces, heaters and evaporative coolers are sensitive to weather conditions particularly during their respective peak selling seasons. Fan coil sales are, to a significant extent, dependent on commercial construction, particularly of hotels. Revenues in the CACS segment are primarily dependent on the level of construction activity along the Southern Front Range in Colorado. Sales for the Door segment are not as seasonal nor are they much affected by weather conditions. Historically, the Company has experienced operating losses during the first quarter except when weather is mild and demand strong along the Southern Front Range. Operating results typically improve in the second and third quarters reflecting more favorable weather conditions in southern Colorado and the seasonal sales of the Evaporative Cooling segment. Fourth quarter results can vary based on weather conditions in Colorado as well as in the principal markets for the Company’s heating equipment.  However, the Company reported an operating profit in the first quarter of the current year primarily due to sustained improvement in the CACS segment combined with substantially higher fan coil sales.

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

Cash provided by operations was $1,436,000 during the first quarter of 2016 compared to $1,069,000 provided during the first quarter of 2015. Improved operating results combined with changes in working capital items contributed to the positive cash flow in both periods.

During the three months ended April 2, 2016, investing activities used $870,000 of cash compared to $60,000 of cash used in the prior year’s period. While capital expenditures were $93,000 in the first quarter of 2015, in 2016 $1,082,000 was spent, mainly in the CACS segment.  Additionally, 2016 includes $212,000 of cash proceeds from the sale of property and equipment compared to $33,000 in the first quarter of 2015.

Financing activities during the first quarters of 2016 and 2015 used $700,000 and $900,000, respectively as available cash was used to pay down the revolving bank loan in both periods. See also the discussion of the Revolving Credit and Term Loan Agreement below.

Revolving Credit and Term Loan Agreement

As discussed in Note 11 to the condensed consolidated financial statements contained in this Quarterly Report, the Company maintains a Credit Agreement, which as amended, provides for a Revolving Commitment of $20,000,000. Borrowings under the Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles, certain real estate and the common stock of all of the Company’s subsidiaries. Borrowings under the Revolving Commitment are limited to (a) 80% of eligible accounts receivable, (b) the lesser of 50% of eligible inventories and $8,500,000 plus (c) 80% of new Capital Expenditures not to exceed $5,500,000 in the aggregate with respect to each of Fiscal Year 2016 and 2017. Borrowings under the Credit Agreement bear interest based on a LIBOR or prime rate based option.

The Credit Agreement either limits or requires prior approval by the lender of additional borrowings, acquisition of stock of other companies, purchase of treasury shares and payment of cash dividends. Payment of accrued interest is due monthly or at the end of the applicable LIBOR period. The Credit Agreement has a maturity date of May 1, 2018.

The Company’s outstanding borrowings against the revolving credit facility were $5,500,000 at April 2, 2016. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the entire revolving credit facility was available to the Company. This situation is expected to continue for the foreseeable future.

As of April 2, 2016 the Company was in compliance with all covenants in the Credit Agreement, as amended, and expects to be in compliance with all loan covenants for the remaining term of the Credit Agreement. The Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement will be sufficient to cover expected cash needs, including planned capital expenditures, for the next twelve months except for the possible acquisition of an aggregates property near Colorado Springs that the Company has an option to purchase. The Company expects to arrange for term or mortgage financing to fund the purchase of the property should it exercise its option. The option, originally set to expire in April, 2016 has been verbally extended until the end of 2016.

Results of Operations - Comparison of Quarter Ended April 2, 2016 to the Quarter Ended April 4, 2015

(In the ensuing discussions of the results of operations the Company defines the term gross profit as the amount determined by deducting cost of sales before depreciation, depletion and amortization from sales. The gross profit ratio is gross profit divided by sales.)

Consolidated sales in the first quarter of 2016 were $34,228,000, an increase of $3,543,000 or 11.5% compared to the first quarter of 2015. Sales increased in all segments except for the Door segment which reported a decrease of $333,000 or 8.0%. Sales in the Heating and Cooling segment improved by $2,004,000 (21.9%) as fan coil sales exceeded prior year levels. Sales of the CACS segment increased by $1,634,000 (15.5%) during the first quarter of 2016 compared to the first quarter of 2015 as concrete volume continued to improve and market-wide price increases implemented during 2015 have been sustained. Sales in the Evaporative Cooling segment were up a lesser amount, $238,000 or 3.5%, thanks to strong March 2016 performance.

The consolidated gross profit ratio in the first quarter of 2016 was 20.5% compared to 17.9% in the same period of 2015. The gross profit ratio improvement was realized in all four segments and is addressed in the discussion of segments, below.

Consolidated selling and administrative expenses were $612,000 higher from the comparable prior year quarter.

However, as a percentage of consolidated sales, selling and administrative expenses were consistent between quarters at 16.7% and 16.6% for 2016 and 2015, respectively.

Consolidated depreciation and amortization charges were marginally lower, $7,000, in the first quarter of 2016 compared to the first quarter of 2015.  This reduction is a result of lower capital spending, especially in the CACS segment, over the past several years.

The consolidated operating income in the first quarter of 2016 was $852,000 compared to an operating loss of $219,000 in the first quarter of the prior year. Operating results for the first quarter of 2016 improved in the Heating and Cooling and CACS segments while the Evaporative Cooler segment remained relatively flat and the Door segment showed modest declines.  The Heating and Cooling segment operating profit in the current quarter was up

$537,000, an increase in excess of 100% from the prior year first quarter, mainly due to the increase in fan coil sales mentioned above.  The CACS segment, while still reporting an operating loss, reduced the quarter loss by $534,000 (73.4%) compared to the prior year’s comparable period.  The Door segment operating profit for the first quarter of 2016 was down $28,000 or 8.2% compared to 2015’s first quarter while the Evaporative Cooler segment showed a minimal decline, less than 1%, in the first three months of 2016 compared to the first three months of 2015.

Net interest expense includes interest on outstanding funded debt, finance charges on outstanding letters of credit, the fee on the unused revolving credit line and other recurring fees charged by the lending bank. Net interest expense in the first quarter of 2016 was $6,000 higher than the first quarter of 2015. The weighted average interest rate on outstanding funded debt in the first quarter of 2016, including the fee on the unused line of credit and other recurring bank charges but excluding finance charges on letters of credit was approximately 4.9% compared to 5.2% in the first quarter of 2015. Average outstanding funded debt in the first quarter of 2016 was $4,830,000 compared to $4,543,000 in the first quarter of 2015.

The Company’s effective income tax rate reflects federal and state statutory income tax rates adjusted for non-deductible expenses, tax credits and other tax items. The estimated effective income tax rate in the first quarter of 2016 was 34.0% compared to an estimated benefit of 34.0% for the first quarter of 2015.

The Company operates four businesses in two industry groups. The businesses are generally seasonal, weather sensitive and subject to cyclical factors. The following addresses various aspects of operating performance focusing on the reportable segments within each of the two industry groups.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products industry group for the quarters ended April 2, 2016 and April 4, 2015 (dollar amounts in thousands):

	Concrete,
	Aggregates and
	Construction
	Supplies	Door
Three Months ended April 2, 2016
Revenues from external customers	$12,199	$3,855
Segment gross profit	1,297	1,005
Gross profit as percent of sales	10.6%	26.1%
Segment operating (loss) income	(194)	310
Operating (loss) income as a percent of sales	(1.6)%	8.0%
Segment assets as of April 2, 2016	$31,419	$6,834
Return on assets	(0.6)%	4.5%

Three Months ended April 4, 2015
Revenues from external customers	$10,565	$4,188
Gross profit	693	1,019
Gross profit as percent of sales	6.6%	24.3%
Segment operating (loss) income	(728)	338
Operating (loss) income as a percent of sales	(6.9)%	8.1%
Segment assets as of April 4, 2015	$31,098	$6,757
Return on assets	(2.3)%	5.0%

Concrete, Aggregates and Construction Supplies Segment

The product offerings of the CACS segment consist of ready mix concrete, aggregates and construction supplies. Ready mix concrete and aggregates are produced at multiple locations in or near Colorado Springs and Pueblo, Colorado. Construction supplies encompass numerous products purchased from third party suppliers and sold to the construction trades particularly concrete sub-contractors. In the first three months of 2016, concrete, aggregates and construction supplies accounted for approximately 68%, 25% and 7% of the sales of the CACS segment, respectively, including aggregates consumed internally in the production of concrete. In the first three months of 2015, the sales mix between concrete, aggregates and construction supplies was 67%, 27% and 6%, respectively. Sales including aggregates consumed internally increased $1,508,000 (12.2%) between the first quarter of 2016 and the prior year first quarter.  Sales to third parties increased by $1,634,000 (15.5%) between the same periods.  The gross profit reported by the CACS segment improved to 10.6% from 6.6% in the first quarter of the prior year.  The enhanced performance of the segment is attributable to a continuing improved construction market in the Colorado Springs area and, to a lesser extent, the Pueblo market combined with increased pricing in both markets.

Ready mix concrete sales, excluding flow fill material, increased $1,509,000 (18.9%) in the first quarter of 2016 versus the first quarter of 2015.  Concrete volume was 3.5% higher in the first quarter of 2016 compared to the prior year quarter while average concrete prices increased by approximately 14.9% compared to 2015. Changes in product mix had a nominal impact on the average selling price. Even though concrete prices have increased, the market remains sharply competitive especially on large construction projects. Delivered cement costs per yard increased in the first quarter of 2016 compared to the same period in 2015, but the increase was lower than the prior year at 4.1% versus 11.8%.  Cement is the highest cost raw material used in the production of ready mix concrete. Batching cash costs in the first three months of the current year were up about a dollar per yard over the first quarter of 2015 due to additional personnel in the lab as more jobs were requesting on-site analysis.  Delivery costs per yard were up 18.6% due to longer hauls realted to the temporary closure of the North Batch Plant to replace a drum.  Even with increased costs per yard for materials, delivery and batching the gross profit ratio from concrete increased substantially for the first quarter of 2016 compared to the first quarter of 2015. Sales of flow fill material were not material in either quarter.

The CACS segment also produces and sells sand, crushed limestone and gravel (collectively “aggregates”) from deposits in and around Colorado Springs.  Sales volume (tons) of construction aggregates, including those used internally in the production of ready mix concrete, increased 38.7% in the first quarter of 2016 compared to the first quarter of 2015.  Average selling prices, excluding freight, were down 16.2%.  Although the sand operation reported an improved gross profit for the first three months of 2016 compared to the same period in 2015, mining challenges at two of the quarries and carrying costs related to the closed Pueblo quarry contributed to the $84,000 loss reported by the aggregates operations.  In the first quarter of 2015 the aggregates operations reported a $52,000 gross profit.

Sales of construction supplies increased by $127,000 (16.0%) in the first quarter of 2016 compared to the prior year quarter. The gross profit increased to 7.5% from a negative .5% in 2015.  Management believes inclement weather in the first quarter of 2015 suppressed sales levels in the prior year.  The decreased sales combined with the fixed nature of many associated costs lead to the negative gross profit in the prior year.

Depreciation and amortization charges decreased by $31,000 reflecting a lower level of capital spending in recent years.

Selling and administrative expenses were $210,000 higher in the first quarter of 2016 compared to the same period in 2015. Legal expenses related to the litigation concerning the Pueblo aggregate lease were $301,000 during the first quarter of 2016 compared to $174,000 in the 2015 first quarter.  As a percentage of sales these costs rose slightly from 10.6% in 2015 to 10.9% in 2016.

Results for the first quarter of 2016 include $183,000 of gains on the sales of excess equipment. In 2015 there were $33,000 of such gains in the first quarter.

The prices of two commodities, cement and diesel fuel, can have a significant effect on the results of operations of this segment.  Management negotiates cement prices with producers who have production facilities in or near the concrete markets that the Company serves. Management may negotiate separate cement prices for large construction projects depending on the demand for and availability of cement from the local producers. The Company buys diesel fuel from local distributors and occasionally enters into a short term arrangement with a distributor whereby the price of diesel fuel is fixed for a period of up to six months. In the past year the Company has not hedged diesel fuel prices. Increases in the cost of these two commodities have a direct effect on the results of operations depending upon whether competitive conditions prevailing in the marketplace enable the company to adjust its selling prices to recover such increases.

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

Door sales in the first quarter of 2016 were down $333,000 (8.0%) compared to the first quarter of the previous year. Bidding prices remain competitive. The gross profit ratio in the first quarter of 2016 was 26.1%, up from 24.3% in the comparable quarter of 2015. The improvement in the gross profit ratio is principally due to better pricing on some of the bid jobs shipped in the first quarter of 2016.

Sales and administrative expenses were $19,000 higher in the first quarter of 2016 compared to the first quarter of 2015. As a percentage of sales, sales and administrative expenses were 17.4% and 15.5%, respectively, in the first quarters of 2016 and 2015.  The increase is attributable to higher employee labor costs.

The Door segment sales backlog at the end of the first quarter of 2016 was $4,373,000 compared to $4,745,000 a year ago.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products industry group for the quarters ended April 2, 2016 and April 4, 2015 (dollar amounts in thousands):

	Heating and	Evaporative
	Cooling	Cooling
Three Months ended April 2, 2016
Revenues from external customers	$11,150	$7,020
Segment gross profit	3,023	1,690
Gross profit as percent of sales	27.1%	24.1%
Segment operating income	1,034	453
Operating income as a percent of sales	9.3%	6.5%
Segment assets as of April 2, 2016	$18,959	$16,002
Return on assets	5.5%	2.8%

Three Months ended April 4, 2015
Revenues from external customers	$9,146	6,782
Segment gross profit	2,215	1,567
Gross profit as percent of sales	24.2%	23.1%
Segment operating income	497	451
Operating income as a percent of sales	5.4%	6.6%
Segment assets as of April 4, 2015	$16,261	15,959
Return on assets	3.1%	2.8%

Heating and Cooling Segment

In the first quarter of 2016, approximately 58% of sales in the Heating and Cooling segment consisted of wall furnaces and heaters. Fan coils accounted for 42% of the segment’s sales and other products were less than 1%. In the first quarter of 2015 these shares of total segment sales were 69%, 31% and less than 1%, respectively. Overall sales in the Heating and Cooling segment in the first quarter of 2016 increased by $2,004,000 (21.9%) compared to the same period in 2015. Unit shipments of furnaces and heaters declined 6.8% in the first quarter of 2016 compared to the first quarter of 2015. Management believes that this principally reflects warmer weather in the first quarter of 2016, most notably in January. Average sales prices for furnaces and heaters is about 7.83% higher compared to a year ago as a result of price increases instituted during the third quarter of 2015 and changes in product mix.

Sales of fan coils during the first quarter of 2016 increased by 63.7% over the comparable 2015 quarter as the pace of new construction spending in the lodging industry remains strong. The fan coil sales backlog at the end of the first quarter of 2016,  $3,188,000, is just slightly ahead of the prior year quarter’s $3,183,000.  Typically, approximately 90% of the sales of fan coils are custom-made systems for hotels and other commercial buildings. Fan coil jobs are obtained through a competitive bidding process. Since every bid job is a unique configuration of materials and parts, the company does not track units of sales or production as such unit volume data would not be useful in managing the business. Management focuses on the contribution margin by job, the current level of sales and the sales backlog in managing the fan coil business. Contribution margin is measured by deducting variable manufacturing costs and variable selling expenses from sales for a particular product line and is used as an internal measure of profitability for a product or product line. The fan coil contribution margin percentage in the first quarter of 2016 was at a satisfactory level and was approximately 1.0 percentage point higher compared to the first quarter of 2015.

The Heating and Cooling segment’s gross profit ratio for the first quarter of 2016 was 27.1% compared to 24.2% in the first quarter of 2015. The higher gross profit ratio is attributable to the improved profit margins of both the furnace and fan coil lines. The improved profit margins were primarily due to a reduction in the cost of steel as well as an increase in furnace pricing.

Selling and administrative expenses in the first quarter of 2016 were $275,000 higher than the first quarter of the previous year.  The increase was primarily due to higher compensation expenses including commissions. However, as a percentage of sales, selling and administrative expenses decreased to 16.6% in the first quarter of 2016 compared to 17.2% in 2015.

Evaporative Cooling Segment

Sales of evaporative coolers increased $238,000 (3.5%) in the first three month of 2016 compared to the first three months of 2015.  Unit sales of evaporative coolers in the first quarter of 2016 were approximately 1.9% higher than in the first quarter of 2015. Average selling prices were up about 1.0% between the first quarter of 2016 and 2015.  However, excluding the effect of parts sales, the current quarter average selling prices were 1.3% lower compared to the prior year first quarter due to product sales mix.  The gross profit ratio in the first quarter of 2016 was 24.1% compared to 23.1% a year ago. The improved gross profit ratio is primarily attributable to lower steel costs.

Selling and administrative expenses were 12.6% higher in the first quarter of 2016 largely due to increased spending on advertising. As a percentage of sales, selling and administrative expenses increased to 15.9% in the current quarter of 2016 from 14.6% in the prior year quarter.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements contained in this Quarterly Report have been prepared in accordance with accounting principles generally accepted in the United States of America which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of April 2, 2016 and January 2, 2016 and affect the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates.

Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management, is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

OUTLOOK

Overall the Company expects consolidated sales in 2016 to exceed the 2015 level.  Revenues in the CACS segment are dependent of the level of construction activity along the Front Range in Southern Colorado as well as the level of selling prices.  Construction activity has exhibited modest and thus far sustained improvement during the past two years in the Colorado Springs market.  Construction activity in the Pueblo market has not experienced a similar recovery although there was some improvement in the most recent quarter.  Concrete pricing has improved as well, but the pricing on most bid jobs remains sharply competitive.  Further improvements in the CACS segment operating results will depend on a sustained improvement in the Colorado Springs construction market, the recovery of the Pueblo markets and the ability to maintain or enhance ready-mix concrete prices especially in response to any increases in cement and/or fuel costs that may occur.

The Company’s HVAC Industry Group anticipates some increase in sales in 2016 largely due to higher fan coil sales as construction spending in the lodging industry improves.  To date, fan coil sales have outpaced expected levels and appear to be sustainable for the near term.  Some improvement in furnace sales levels is also anticipated resulting from the full-year effect of a couple of new customers added during 2015.  Sales of furnaces, heaters and evaporative coolers are primarily for replacement purposes and therefore are not heavily reliant on new construction.  Sales of these products are generally dependent on the overall strength of the economy, especially employment levels, and are heavily influenced by weather conditions, particularly during their respective selling seasons.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 4 to the condensed consolidated financial statements contained in this Quarterly Report for a discussion of recently issued accounting standards.

MATERIAL CHANGES TO CONTRACTUAL OBLIGATIONS

There were no material changes to contractual obligations that occurred during the quarter ended April 2, 2016.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements are based on the beliefs of the Company’s management as well as on assumptions made by and information available to the Company at the time such statements were made.  When used in this Quarterly Report, words such as “anticipates,” “believes,” “contemplates,” “estimates,” “expects,” “plans,” “projects,” “will,” “continue” and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of various factors including but not limited to: the amount of new construction, weather, interest rates, availability of raw materials and their related costs, economic conditions and competitive forces in the regions where the Company does business, changes in governmental regulations and policies and the ability of the Company to obtain credit on commercially reasonable terms. Changes in accounting pronouncements as well as the ultimate resolution of the Pueblo lease litigation could also alter projected results. Other factors not currently anticipated may also materially and adversely affect the Company’s results of operations, cash flows and financial position. Forward-looking statements speak only as of the date they were made and we undertake no obligation to publicly update them.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Item 10(f) of Regulation S-K and, as such, is not required to provide information in response to this item.

Item 4.Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) as of April 2, 2016. The Chief Executive Officer and Chief Financial Officer, based on that evaluation, concluded that the Company’s disclosure controls and procedures are effective and were reasonably designed to ensure that all material information relating to the Company (including its subsidiaries) required to be disclosed in the reports filed and submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission.

(b)Changes in Internal Control Over Financial Reporting.

During the quarter ended April 2, 2016, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Items 1, 1A, 3 and 5 are not applicable or the Company has nothing to report thereunder; therefore, the items have been omitted and no reference is required in this Quarterly Report.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The Company reserved 150,000 treasury shares representing the maximum number allowed to be granted under the 2010 Non-Employee Directors Stock Plan (Plan) to non-employee directors in lieu of the base director retainer fee. As of April 2, 2016 the Company had not issued shares to the eight eligible board members as full payment for their 2016 retainer fee.  The Company issued a total of 12,000 shares to eight eligible board members effective January 27, 2015 as full payment of the base retainer fee for 2015.  Transactions pursuant to the Plan are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(a)(2) of the Securities Act, as the shares authorized under the plan may only be issued to the Company’s directors and are not offered to the public.  At April 2, 2016, a total of 78,000 shares remain eligible for issuance under the Plan.

Item 4.Mine Safety Disclosure

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

Item 6.Exhibits

Exhibit No.	Description

10

Seventh Amendment to Credit Agreement dated March 24, 2016, among Continental Materials Corporation, the financial institutions that are or may from time to time become parties to the Credit Agreement and The PRIVATEBANK AND TRUST COMPANY as Administrative Agent, filed as Exhibit 10 to Form 10-K for the fiscal year ended January 2, 2016, incorporated by reference.

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

101

The following financial information from Continental Materials Corporation’s Quarterly Report on Form 10-Q for the period ended April 2, 2016 filed with the SEC on May 17, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Retained Earnings for the three periods ended April 2, 2016 and April 4, 2015, (ii) the Condensed Consolidated Balance Sheets at April 2, 2016 and January 2, 2016, (iii) the Condensed Consolidated Statements of Cash Flows for the three-month periods ended April 2, 2016 and April 4, 2015, and (iv) Notes to the Quarterly Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION

Date:	May 17, 2016	By:	/s/ Mark S. Nichter
Mark S. Nichter, Vice President, Secretary
and Chief Financial Officer