Form 10-Q
period 2016-07-02
CONTINENTAL MATERIALS CORP
filed 2016-08-16
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File number 1-3834

CONTINENTAL MATERIALS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-2274391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

440 South LaSalle Street, Suite 3100, Chicago, Illinois	60605
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.25 par value, shares outstanding at August 10, 2016: 1,673,167.

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

JULY 2, 2016 AND JANUARY 2, 2016

(000’s omitted except share data)

	JULY 2, 2016	JANUARY 2,
	(Unaudited)	2016
ASSETS
Current assets:
Cash and cash equivalents	$231	$547
Receivables, net	23,329	22,715
Receivable for insured losses	17	—
Inventories
Finished goods	8,357	7,446
Work in process	1,096	1,459
Raw materials and supplies	10,447	10,741
Prepaid expenses	2,407	2,138
Refundable income taxes	—	70
Total current assets	45,884	45,116

Property, plant and equipment	19,124	17,639

Other assets
Goodwill	7,229	7,229
Amortizable intangible assets, net	—	21
Deferred income taxes	3,329	3,149
Other assets	2,601	2,601
	$78,167	$75,755

LIABILITIES
Current liabilities:
Revolving bank loan payable	$4,700	$6,200
Accounts payable and accrued expenses	16,131	15,267
Liability for unpaid claims covered by insurance	17	—
Income taxes	513	—
Total current liabilities	21,361	21,467

Other long-term liabilities	5,929	5,872

SHAREHOLDERS’ EQUITY
Common shares, $.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,765	1,817
Retained earnings	63,792	61,483
Treasury shares, 901,097 and 913,097, at cost	(15,323)	(15,527)
	50,877	48,416
	$78,167	$75,755

See notes to condensed consolidated financial statements.

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

FOR THE THREE MONTHS ENDED JULY 2, 2016 AND JULY 4, 2015

(Unaudited)

(000’s omitted except per-share amounts)

	JULY 2,	JULY 4,
	2016	2015

Net sales	$42,721	$34,865

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	33,081	28,176
Depreciation, depletion and amortization	651	651
Selling and administrative	6,163	5,433
Gain on disposition of property and equipment	(4)	(26)
	39,891	34,234

Operating income	2,830	631

Interest expense, net	(113)	(108)
Other income, net	12	16

Income before income taxes	2,729	539

Provision for income taxes	928	193

Net income	1,801	346

Retained earnings, beginning of period	61,991	59,874

Retained earnings, end of period	$63,792	$60,220

Basic and diluted income per share	$1.08	$0.21

Average shares outstanding	1,673	1,662

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

FOR THE SIX MONTHS ENDED JULY 2, 2016 AND JULY 4, 2015

(Unaudited)

(000’s omitted except per-share amounts)

	JULY 2,	JULY 4,
	2016	2015

Net sales	$76,949	$65,550

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	60,290	53,363
Depreciation, depletion and amortization	1,290	1,297
Selling and administrative	11,879	10,537
Gain on disposition of property and equipment	(192)	(59)
	73,267	65,138

Operating income	3,682	412

Interest expense, net	(208)	(197)
Other income, net	25	27

Income before income taxes	3,499	242

Provision for income taxes	1,190	92

Net income	2,309	150

Retained earnings, beginning of period	61,483	60,070

Retained earnings, end of period	$63,792	$60,220

Basic and diluted income per share	$1.39	$0.09

Average shares outstanding	1,667	1,661

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 2, 2016 AND JULY 4, 2015

(Unaudited)

(000’s omitted)

	JULY 2,	JULY 4,
	2016	2015

Net cash provided by operating activities	$3,744	$2,244

Investing activities:
Capital expenditures	(2,776)	(520)
Cash proceeds from sale of property and equipment	216	59
Net cash used in investing activities	(2,560)	(461)

Financing activities:
Repayments on the revolving bank loan, net	(1,500)	(1,900)
Net cash used by financing activities	(1,500)	(1,900)

Net decrease in cash and cash equivalents	(316)	(117)

Cash and cash equivalents:
Beginning of period	547	675

End of period	$231	$558

Supplemental disclosures of cash flow items:
Cash paid during the six months for:
Interest, net	$217	$192
Income taxes, net	788	3

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

NOTES TO THE QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED JULY 2, 2016

(Unaudited)

1.    Basis of Presentation:

The unaudited interim condensed consolidated financial statements included herein are prepared pursuant to the Securities and Exchange Commission (the “Commission”) rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual consolidated financial statements have been omitted. The condensed consolidated balance sheet of Continental Materials Corporation (the “Company”) as of January 2, 2016 has been derived from the audited consolidated balance sheet of the Company as of that date. The interim condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K. In the opinion of management, the condensed consolidated financial statements include all adjustments (none of which were other than normal recurring adjustments) necessary for a fair statement of the results for the interim periods and to ensure the financial statements are not misleading. Certain reclassifications have been made to the 2015 consolidated financial statements to conform to the 2016 presentation. The reclassifications had no effect on the consolidated results of operations, the net decrease in cash or the total assets, liabilities or shareholders’ equity of the Company.

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

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheet:

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

4.    The Company implemented ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which changes how deferred taxes are classified on organizations’ balance sheets.  The change has been applied for all periods presented.  The effect of implementation is to report a consolidated non current net asset of $3,329,000 and $3,149,000 in the condensed consolidated balance sheets as of July 2, 2016 and January 2, 2016, respectively.

There are no other significant prospective accounting pronouncements that are expected to have a material effect on the Company’s consolidated financial statements.

5.    Operating results for the first six months of 2016 are not necessarily indicative of performance for the entire year due to the seasonality of most of the Company’s products. Historically, sales of the Evaporative Cooling segment are higher in the first and second quarters, sales of the Concrete, Aggregates and Construction Supplies (CACS) segment are higher in the second and third quarters and sales of the Heating and Cooling segment are higher in the third and fourth quarters. Sales of the Door segment are generally more evenly spread throughout the year.

6.    There is no difference in the calculation of basic and diluted earnings per share (EPS) for the three-month or six-month periods ended July 2, 2016 and July 4, 2015 as the Company does not have any dilutive instruments.

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

The following table presents information about reported segments for the six-month and three-month periods ended July 2, 2016 and July 4, 2015 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

	Construction Products Industry			HVAC Industry
	Concrete,
	Aggregates &		Combined	Heating		Combined
	Construction		Construction	and	Evaporative	HVAC	Unallocated
	Supplies	Doors	Products	Cooling	Cooling	Products	Corporate	Total
Six Months Ended July 2, 2016
Revenues from external customers	$33,111	$8,745	$41,856	$17,785	$17,299	$35,084	$9	$76,949
Depreciation, depletion and amortization	704	63	767	277	238	515	8	1,290
Operating income (loss)	1,871	847	2,718	797	1,818	2,615	(1,651)	3,682
Segment assets	36,382	7,272	43,654	19,025	13,343	32,368	2,145	78,167
Capital expenditures	2,233	52	2,285	376	115	491	—	2,776
Three Months ended July 2, 2016
Revenues from external customers	$20,912	$4,890	$25,802	$6,635	$10,279	$16,914	$5	$42,721
Depreciation, depletion and amortization	357	32	389	139	119	258	4	651
Operating income (loss)	2,065	537	2,602	(237)	1,365	1,128	(900)	2,830
Segment assets	36,382	7,272	43,654	19,025	13,343	32,368	2,145	78,167
Capital expenditures	1,314	30	1,344	259	91	350	—	1,694

	Construction Products Industry			HVAC Industry
	Concrete,
	Aggregates &		Combined	Heating		Combined	Unallocated
	Construction		Construction	and	Evaporative	HVAC	Corporate
	Supplies	Doors	Products	Cooling	Cooling	Products	(a)	Total
Six Months Ended July 4, 2015
Revenues from external customers	$24,655	$8,869	$33,524	$15,020	$16,998	$32,018	$8	$65,550
Depreciation, depletion and amortization	677	63	740	285	246	531	26	1,297
Operating (loss) income	(856)	794	(62)	302	1,696	1,998	(1,524)	412
Segment assets (a)	31,791	6,471	38,262	22,628	12,730	35,358	2,135	75,755
Capital expenditures (b)	178	32	210	209	101	310	—	520
Three Months ended July 4, 2015
Revenues from external customers	$14,090	$4,681	$18,771	$5,874	$10,216	$16,090	$4	$34,865
Depreciation, depletion and amortization	340	32	372	143	123	266	13	651
Operating (loss) income	(128)	456	328	(195)	1,245	1,050	(747)	631
Segment assets (a)	31,791	6,471	38,262	22,628	12,730	35,358	2,135	75,755
Capital expenditures (b)	178	32	210	149	68	217	—	427

(a)	Segment assets are as of January 2, 2016.
(b)	Capital expenditures are presented on the accrual basis of accounting.

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

9.    Identifiable amortizable intangible assets as of July 2, 2016 include a restrictive land covenant and customer relationships. At July 2, 2016, these assets were collectively carried at  zero, net of $720,000 accumulated amortization. The pre-tax amortization expense for intangible assets during the quarter ended July 2, 2016 was $10,000 compared to $12,000 for the quarter ended July 4, 2015 and $21,000 and $23,000 for the six months ended July 2, 2016 and July 4, 2015, respectively.

Based upon the intangible assets recorded on the balance sheet at July 2, 2016, amortization expense after the second quarter of 2016 will be zero.

10.  The Company issued a total of 12,000 shares to the eight eligible board members effective April 6, 2016 as full payment for their 2016 retainer fee. The Company issued a total of 12,000 shares to the eight eligible board members effective January 15, 2015 as full payment for their 2015 retainer fee. All shares were issued under the 2010 Non-Employee Directors Stock Plan.

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

•	The Minimum Fixed Charge Coverage Ratio is not permitted to be below 1.15 to 1.0 for the twelve month period ending July 2, 2016 and each Fiscal Quarter end thereafter.

•

The Company must not permit Tangible Net Worth as of the last day of any future Computation Period to be less than $31,000,000 (provided that the required amount of Tangible Net Worth shall increase (but not decrease) by an amount equal to 50% of the Consolidated Net Income for the immediately preceding Fiscal Year beginning with fiscal 2016). Therefore, the required Tangible Net Worth as of July 2, 2016 is $31,707,000.

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

Outstanding funded revolving debt was $4,700,000 as of July 2, 2016 compared to $6,200,000 as of January 2, 2016. The highest balance outstanding during the first six months of 2016 and 2015 was $7,500,000 and $6,800,000, respectively. Average outstanding funded debt was $5,432,000 and $4,882,000 for the first six months of 2016 and 2015, respectively. At July 2, 2016, the Company had outstanding letters of credit totaling $5,415,000.

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

Cash provided by operations was $3,744,000 during the first six months of 2016 compared to $2,244,000 provided during the first six months of 2015. The improved operating results were responsible for the increase in cash provided while changes in working capital items partially offset the effect of the improved operating results.

During the six months ended July 2, 2016, investing activities used $2,560,000 of cash compared to $461,000 of cash used in the prior year’s period. Capital expenditures during the first six months of 2016 were $2,776,000 compared to $520,000 during the first six months of 2016. Capital spending in the CACS segment was the primary reason for these increases as the segment added new mixer trucks and continued to develop the aggregate property that is under option. Additionally, 2016 includes $216,000 of cash proceeds from the sale of equipment compared to $59,000 in the first six months of 2015.

Financing activities during the first six months of 2016 and 2015 used $1,500,000 and $1,900,000, respectively as available cash was used to pay down the revolving bank loan in both periods. See also the discussion of the Revolving Credit and Term Loan Agreement below.

Revolving Credit and Term Loan Agreement

As discussed in Note 11 to the condensed consolidated financial statements contained in this Quarterly Report, the Company maintains a Credit Agreement, which, as amended, provides for a Revolving Commitment of $20,000,000. Borrowings under the Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles, certain real estate and the common stock of all of the Company’s subsidiaries. Borrowings under the Revolving Commitment are limited to (a) 80% of eligible accounts receivable, (b) the lesser of 50% of eligible inventories and $8,500,000 plus (c) 80% of new Capital Expenditures not to exceed $5,500,000 in the aggregate with respect to each of Fiscal Year 2016 and 2017. Borrowings under the Credit Agreement bear interest based on a LIBOR or prime rate based option.

The Credit Agreement either limits or requires prior approval by the lender of additional borrowings, acquisition of stock of other companies, purchase of treasury shares and payment of cash dividends. Payment of accrued interest is due monthly or at the end of the applicable LIBOR period. The Credit Agreement has a maturity date of May 1, 2018.

The Company’s outstanding borrowings against the revolving credit facility were $4,700,000 at July 2, 2016. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the entire revolving credit facility was available to the Company. This situation is expected to continue for the foreseeable future.

As of July 2, 2016 the Company was in compliance with all covenants in the Credit Agreement and expects to be in compliance with all loan covenants for the remaining term of the Credit Agreement. The Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement will be sufficient to cover expected cash needs, including planned capital expenditures, for the next twelve months except for the possible acquisition of an aggregates property near Colorado Springs that the Company has an option to purchase. The Company expects to arrange for term or mortgage financing to fund the purchase of the property should it exercise its option. The option, originally set to expire in April 2016 has been verbally extended until the end of 2016.

Results of Operations - Comparison of Quarter Ended July 2, 2016 to the Quarter Ended July 4, 2015

(In the ensuing discussions of the results of operations the Company defines the term gross profit as the amount determined by deducting cost of sales before depreciation, depletion and amortization from sales. The gross profit ratio is gross profit divided by sales.)

Consolidated sales in the second quarter of 2016 were $42,721,000, an increase of $7,856,000 or 22.5% compared to the second quarter of 2015. Sales increased in all segments. The CACS segment reported a 48.4% increase in sales in the second quarter of 2016 compared to the second quarter of 2015 attributable to strengthening in both the

Colorado Springs and Pueblo markets as well as a windmill job serviced by a portable plant which is discussed further in the segment section below. Sales in the Heating and Cooling segment improved by $761,000 (13.0%) as both furnace and fan-coil sales exceeded prior year second quarter levels. Sales in the Door and Evaporative Cooling segments were up lesser amounts, reporting increased sales of $209,000 (4.5%) and $63,000 (.6%), respectively.

The consolidated gross profit ratio in the first quarter of 2016 was 22.6% compared to 19.2% in the same period of 2015. The gross profit ratio improvement was realized mainly in the CACS segment with smaller increases in the Door and Evaporative Cooler segments. The Heating and Cooling segment reported a slight decline in gross profit margin.

Consolidated selling and administrative expenses were $730,000 higher than the comparable prior year quarter.

However, as a percentage of consolidated sales, selling and administrative expenses decreased between quarters at 14.4% and 15.6% for 2016 and 2015, respectively.

Consolidated depreciation and amortization charges were consistent between quarters at $651,000 for each three month period.

The consolidated operating income in the second quarter of 2016 was $2,830,000 compared to $631,000 in the second quarter of the prior year. The majority of the improvement was seen in the CACS segment which reported a current quarter operating income of $2,065,000 compared to an operating loss of $128,000 in the second quarter of 2015. The Evaporative Cooler and Door segments also reported improved operating income up $120,000 and $81,000, respectively. The Heating and Cooling segment reported a decline of $42,000 in operating income between the second quarter of 2016 and the same period in 2015.

Net interest expense includes interest on outstanding funded debt, finance charges on outstanding letters of credit, the fee on the unused revolving credit line and other recurring fees charged by the lending bank. Net interest expense in the second quarter of 2016 was $5,000 higher than the second quarter of 2015. The weighted average interest rate on outstanding funded debt in the second quarter of 2016, including the fee on the unused line of credit and other recurring bank charges but excluding finance charges on letters of credit, was approximately 5.5% compared to 5.3% in the second quarter of 2015. Average outstanding funded debt in the second quarter of 2016 was $5,583,000 compared to $5,433,000 in the second quarter of 2015. At the end of the second quarter of 2016 the outstanding funded debt was $4,700,000 compared to $3,900,000 at the end of the second quarter of 2015.

The Company’s effective income tax rate reflects federal and state statutory income tax rates adjusted for non-deductible expenses, tax credits and other tax items. The estimated effective income tax rate in the second quarter of 2016 was 34.0% compared to 35.8% for the second quarter of 2015.

The Company operates four businesses in two industry groups. The businesses are generally seasonal, weather sensitive and subject to cyclical factors. The following addresses various aspects of operating performance focusing on the reportable segments within each of the two industry groups.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products industry group for the quarters ended July 2, 2016 and July 4, 2015 (dollar amounts in thousands):

	Concrete,
	Aggregates and
	Construction
	Supplies	Door
Three Months ended July 2, 2016
Revenues from external customers	$20,912	$4,890
Segment gross profit	3,987	1,294
Gross profit as percent of sales	19.1%	26.5%
Segment operating income	2,065	537
Operating income as a percent of sales	9.9%	11.0%
Segment assets as of July 2, 2016	$36,382	$7,272
Return on assets	5.7%	7.4%

Three Months ended July 4, 2015
Revenues from external customers	$14,090	$4,681
Segment gross profit	1,478	1,174
Gross profit as percent of sales	10.5%	25.1%
Segment operating (loss) income	(128)	456
Operating (loss) income as a percent of sales	(0.9)%	9.7%
Segment assets as of July 4, 2015	$31,931	$7,111
Return on assets	(0.4)%	6.4%

Concrete, Aggregates and Construction Supplies Segment

The product offerings of the CACS segment consist of ready mix concrete, aggregates and construction supplies. Ready mix concrete and aggregates are produced at multiple locations in or near Colorado Springs and Pueblo, Colorado. Construction supplies encompass numerous products purchased from third party suppliers and sold to the construction trades particularly concrete sub-contractors. During the three months ended July 2, 2016, concrete, aggregates and construction supplies accounted for approximately 79%, 15% and 6% of the sales of the CACS segment, respectively, including aggregates consumed internally in the production of concrete. In the second quarter of 2015, the sales mix between concrete, aggregates and construction supplies was 73%, 19% and 8%, respectively. Sales including aggregates consumed internally increased $7,488,000 (47.5%) between the second quarter of 2016 and the comparable prior year quarter. Sales to third parties increased by $6,822,000 (48.4%) between the same periods. The gross profit reported by the CACS segment improved to 19.1% in the second quarter of 2016 from 10.5% in the second quarter of the prior year. The enhanced performance of the segment is attributable to sustained improvement in the construction market in the Colorado Springs area, an improving Pueblo market and increased pricing in both markets. Additionally, during the second quarter of 2016, a windmill project serviced from a portable plant accounted for $2,837,000 of the increase in sales. There was no similar project in 2015.

Excluding the windmill project during 2016 and a flow fill project during 2015, ready mix concrete sales increased 37.0% in the second quarter of 2016 versus the second quarter of 2015. Concrete volume, on the same basis, was 23.3% higher in the second quarter of 2016 compared to the prior year quarter while average concrete prices for the second quarter of 2016 increased by approximately 11.0% over the comparable 2015 quarter. Even though concrete prices have increased, the market remains sharply competitive especially on large construction projects. Material cost per yard rose about 7.6% in the second quarter of 2016 compared to the prior year second quarter primarily due to a shortage of fly ash which caused an increase in cement usage. Increased haul costs to deliver rock to the batch plants as a result of lower production at the Pikeview Quarry (see discussion below) also added to the increase in material costs. Cement is the highest cost raw material used in the production of ready mix concrete. Cement costs per yard increased by 2.8% in the second quarter of the current year compared to the same quarter of 2015. Batching cash costs per yard decreased by 4.3% and delivery cash costs per yard decreased by 17.2%. Batching costs declined primarily due to the added efficiency of the increased volume while the decline in delivery costs was largely due to reduced repairs and maintenance costs as well as lower diesel fuel costs. The gross profit ratio from concrete increased from 11.9% for the second quarter of 2015 to 19.6% for the 2016 quarter. The 16,551 yard windmill project, mentioned above, further added to the increase in volume, sales and gross profit during the second quarter of 2016.

The CACS segment also produces and sells sand, crushed limestone and gravel (collectively “aggregates”) from deposits in and around Colorado Springs. Sales volume (tons) of construction aggregates, including those used internally in the production of ready mix concrete, increased 37.1% in the second quarter of 2016 compared to the comparable 2015 quarter. Average selling prices, excluding freight, were down 7.9% due to the higher ratio of sand to rock sales. Although the sand operation reported an improved gross profit for the second quarter of 2016 compared to the same period in 2015, mining challenges at two of the quarries and carrying costs related to the closed Pueblo quarry contributed to the $21,000 loss reported by the aggregates operations, virtually identical to the 2015 second quarter’s loss.

Sales of construction supplies increased by $14,000 (1.2%) in the second quarter of 2016 compared to the prior year quarter. The gross profit increased to 17.5% from 11.2% in 2015. Lower cost of materials as a percentage of sales accounted for the improved gross profit.

Depreciation and amortization charges increased by $17,000 reflecting recent capital spending due to market improvements.

Selling and administrative expenses were $277,000 higher in the second quarter of 2016 compared to the same period in 2015. The increase was primarily due to increased accruals related to incentive compensation programs as the operating performance is currently ahead of the established goals. Litigation fees related to the Pueblo aggregate lease were $320,000 during the second quarter of 2016 compared to $351,000 incurred during the comparable period of 2015. As a percentage of sales these costs were 7.5% in 2016 compared to 9.2% in 2015.

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

Door sales in the second quarter of 2016 were $209,000 (4.5%) more than in the second quarter of the previous year. Bidding prices remain competitive. The gross profit ratio in the second quarter of 2016 was 26.5%, up from 25.1% in the comparable quarter of 2015. The improvement in the gross profit ratio is principally due to better pricing on some 2016 second quarter contract projects.

Sales and administrative expenses during the second quarter of 2016 increased by $39,000 compared to the second quarter of 2015 principally due to increased compensation costs. As a percentage of sales, these expenses were 14.8% and 14.7%, respectively, in the second quarters of 2016 and 2015.

The Door segment sales backlog at the end of the second quarter of 2016 was $4,810,000 compared to $3,725,000 a year ago.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products industry group for the quarters ended July 2, 2016 and July 4, 2015 (dollar amounts in thousands):

	Heating and	Evaporative
	Cooling	Cooling
Three Months ended July 2, 2016
Revenues from external customers	$6,635	$10,279
Segment gross profit	1,581	2,773
Gross profit as percent of sales	23.8%	27.0%
Segment operating (loss) income	(237)	1,365
Operating (loss) income as a percent of sales	(3.6)%	13.3%
Segment assets as of July 2, 2016	$19,025	$13,343
Return on assets	(1.2)%	10.2%

Three Months ended July 4, 2015
Revenues from external customers	$5,874	10,216
Segment gross profit	1,430	2,603
Gross profit as percent of sales	24.3%	25.5%
Segment operating (loss) income	(195)	1,245
Operating (loss) income as a percent of sales	(3.3)%	12.2%
Segment assets as of July 4, 2015	$17,696	12,733
Return on assets	(1.1)%	9.8%

Heating and Cooling Segment

In the second quarter of 2016, approximately 45% of sales in the Heating and Cooling segment consisted of wall furnaces and heaters. Fan coils accounted for 54% of the segment’s sales and other products were about 1%. In the second quarter of 2015 these shares of total segment sales were 45%, 54% and 1%, respectively. Overall sales in the Heating and Cooling segment in the second quarter of 2016 increased by $761,000 (13.0%) compared to the same period in 2015. Unit shipments of furnaces and heaters are typically low during the second quarter due to warm weather conditions. Unit shipments in the second quarter of 2016 were 5.2% lower than in the second quarter of the prior year, however sales dollars increased as average sales prices increased. Average sales prices for furnaces and heaters was about 17.1% higher compared to a year ago as a result of price increases instituted during the third quarter of 2015, changes in product mix and the inclusion of parts sales.

Sales of fan coils during the second quarter of 2016 increased by 13.4% over the comparable 2015 quarter as the pace of new construction spending in the lodging industry remained strong. The fan coil sales backlog at July 2, 2016 was $3,003,000 compared to $3,323,000 at July 4, 2015.  Typically, approximately 90% of the sales of fan coils are custom-made systems for hotels and other commercial buildings. Fan coil jobs are obtained through a competitive bidding process. Since every bid job is a unique configuration of materials and parts, the company does not track units of sales or production as such unit volume data would not be useful in managing the business. Management focuses on the contribution margin by job, the current level of sales and the sales backlog in managing the fan coil business. Contribution margin is measured by deducting variable manufacturing costs and variable selling expenses from sales for a particular product line and is used as an internal measure of profitability for a product or product line. The fan coil contribution margin percentage in the second quarter of 2016 was 32.7%, down from 35.9% in the second quarter of 2015, but was still at an acceptable performance level.

The Heating and Cooling segment’s gross profit ratio for the second quarter of 2016 was 23.8% compared to 24.3% in the second quarter of 2015. The lower gross profit ratio is attributable to the reduced profit margins of the fan coil line which were partially offset by improved profit margins in the furnace lines. The improved profit margins in the furnace lines were primarily due to a reduction in the cost of steel as well as an increase in furnace pricing.

Selling and administrative expenses in the second quarter of 2016 were $197,000 higher than the second quarter of the previous year.  The increase was attributable to increased compensation costs as well as expenses associated with promotion of new products including marketing literature, trade shows and travel and entertainment. As a percentage of sales, selling and administrative expenses remained consistent at 25.3% in the second quarter of 2016 and 25.2% in the second quarter of 2015.

Evaporative Cooling Segment

Sales of evaporative coolers increased $63,000 (.6%) in the second quarter of 2016 compared to the second quarter of 2015.  Unit sales of evaporative coolers in the second quarter of 2016 were approximately 6.3% lower than in the second quarter of 2015. Average selling prices were up about 6.2% between the second quarter of 2016 and 2015.  Excluding the effect of parts sales, the current quarter average selling prices were 7.1% higher compared to the prior year second quarter. The gross profit ratio in the second quarter of 2016 was 27.0% compared to 25.5% a year ago. The improved gross profit ratio is primarily attributable to lower material costs, notably steel.

Selling and administrative expenses were $54,000 (4.4%) higher in the second quarter of 2016 mainly due to increased spending on advertising. As a percentage of sales, selling and administrative expenses increased to 12.5% in the current quarter of 2016 from 12.1% in the prior year quarter.

Both businesses in the HVAC group are sensitive to changes in prices for a number of different raw materials, commodities and purchased parts. Prices of steel and copper in particular can have a significant effect on the results of operations of this group. Neither company is currently a party to any hedging arrangements with regard to steel or copper.

Results of Operations - Comparison of Six Months Ended July 2, 2016 to Six Months Ended July 4, 2015

(In the ensuing discussions of the results of operations the Company defines the term gross profit as the amount determined by deducting cost of sales before depreciation, depletion and amortization from sales. The gross profit ratio is gross profit divided by sales.)

Consolidated sales in the first half of 2016 were $76,949,000, an increase of $11,399,000 or 17.4% compared to the first six months of 2015. All segments, with the exception of the Door segment, reported increased sales in the current year. Sales in the CACS segment increased $8,456,000 (34.3%) for the same reasons noted in the discussion of the quarter’s results of operations. Sales in the Heating and Cooling segment increased by $2,765,000 (11.2%) primarily due to fan coil sales which exceeded prior year levels. Sales in the Evaporative Cooling segment increased $301,000 (1.8%) while sales in the Door segment declined by $124,000 (1.4%).

The consolidated gross profit ratio in the first half of 2016 was 21.6% compared to 18.6% in the first six months of 2015. The gross profit ratio in the CACS improved by 7.2 points. The gross profit ratios in the Heating and Cooling and  Door segments each improved by 1.6 points while the Evaporative Cooling segment improved by 1.3 points. The changes are addressed in more detail in the discussion by segment below.

Selling and administrative expenses in the first half of 2016 were $1,342,000 (12.7%) higher compared to the year-ago period. Selling and administrative expenses were higher in all segments primarily due to increased compensation costs as well as legal fees related to the Valco litigation in the CACS segment. As a percentage of consolidated sales, selling and administrative expenses declined to 15.4% the first half of 2016 compared to 16.1% in the same period of the prior year.

Depreciation and amortization charges in the first half of 2016 and 2015 were comparable at $1,290,000 in 2016 and $1,297,000 in 2015. Capital expenditures, which had been lower for several years, increased in the current six month period versus the prior year period primarily due to the increased sales of the CACS segment.

Consolidated operating income in the first half of 2016 was $3,682,000 compared to $412,000 in the first six months of the prior year. The improved operating results are primarily attributable to the CACS and Heating and Cooling segments. The CACS improvement, $2,727,000, was the result of increased concrete sales volume and higher sales prices. The Heating and Cooling segment increase, $495,000, was largely due to greater sales and improved margins in the furnace and heater lines. The Evaporative Cooling and Door segments reported lesser increases in operating income of $122,000 and $53,000, respectively, between the first half of 2016 and the first half of 2015.

In the first half of 2016 net interest expense was $208,000 compared to $197,000 in the first half of 2015. The weighted average interest rate on outstanding funded debt, including the availability fee on the unused line of credit and other recurring bank charges but excluding finance charges on letters of credit was approximately 5.2% for both the 2016 and 2015 six month periods. Average outstanding funded debt in the first half of 2016 was $5,358,000 compared to $4,882,000 in the first half of 2015.

The Company’s effective income tax rate reflects federal and state statutory income tax rates adjusted for non-deductible expenses, tax credits and other tax items. The estimated effective income tax rate in the first half of 2016 was 34.0% compared to 38.0% for the first six months of 2015.

A discussion of operations by segment follows.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products industry group for the six months ended July 2, 2016 and July 4, 2015 (dollar amounts in thousands):

	Concrete,
	Aggregates and
	Construction
	Supplies	Door
Six Months Ended July 2, 2016
Revenues from external customers	$33,111	$8,745
Segment gross profit	5,284	2,299
Gross profit as percent of sales	16.0%	26.3%
Segment operating income	1,871	847
Operating income as a percent of sales	5.7%	9.7%
Segment assets as of July 2, 2016	$36,382	$7,272
Return on assets	5.5%	12.0%

Six Months Ended July 4, 2015
Revenues from external customers	$24,655	$8,869
Gross profit	2,171	2,193
Gross profit as percent of sales	8.8%	24.7%
Segment operating (loss) income	(856)	794
Operating (loss) income as a percent of sales	(3.5)%	9.0%
Segment assets as of July 4, 2015	$31,931	$7,111
Return on assets	(2.7)%	11.2%

Concrete, Aggregates and Construction Supplies Segment

In the first six months of 2016 concrete, aggregates and construction supplies account for approximately 77%, 17% and 6% of sales of the CACS segment, respectively, including aggregates consumed internally in the production of concrete. In the first half of 2015 the sales mix among concrete, aggregates and construction supplies was 73%, 20% and 7%, respectively. Sales including aggregates consumed internally increased by $8,996,000 (32.0%) and sales to third parties increased $8,456,000 (34.3%). Most of the increase was realized during the second quarter as discussed in the quarterly results section above. Ready mix concrete sales, excluding flow fill material, improved by $8,228,000 (44.5%) in the first six months of 2016 over the comparable 2015 period primarily due to an improved Pueblo market, the windmill project serviced by the portable plant and improved pricing. Concrete volume increased by 24.3%. Exclusive of the windmill project, ready mix volume increased by 14.6%. Average concrete prices for the first six months of 2016, excluding the windmill project and flow fill material, increased by 12.8% compared to the first half of 2015 although approximately 25% of this increase was due to a large specialty job for the Pueblo reservoir. While concrete prices have increased, the market remains sharply competitive especially on large construction projects. Material costs per yard, including cement, increased by 4.9% in the first half of 2016 compared to the same period in 2015. Both batching and delivery costs per yard were relatively flat. As in the second quarter, batching and delivery costs per yard benefited from the increased volume as well as lower repairs and maintenance and diesel fuel costs. The gross profit ratio from concrete increased from 10.75% in the first half of 2015 to 21.1% in 2016. The windmill project, mentioned in the discussion of the quarter, was a significant contributor to the increase in volume, sales and gross profit during the first six months of 2016.

Sales volume (tons) of construction aggregates, including those used internally in the production of ready mix concrete, increased 37.9% during the first six months of 2016 compared to the first six months of 2015. The increase was entirely due to expanded output by the sand division in response to the higher concrete volume. Average selling prices declined 83¢ per ton or approximately 11.8% due to the higher ratio of sand to rock sold. The gross profit, before depreciation, from all aggregate operations in the first half of 2016 was a loss of $105,000 compared to a profit of $30,000 in the first six months of 2015. The loss was due to the mining challenges at two of the quarries and the carrying costs related to the closed Pueblo quarry noted in the discussion of the second quarter’s results above.

Sales of construction supplies increased by $140,000 (7.2%) in the first half of 2016 compared to the same period in 2015 largely due to a weak first quarter in 2015 which management believed was principally due to inclement weather, primarily in January. The gross profit ratio improved to 13.1% from 6.5% due to the lower cost of materials as a percentage of sales as discussed in the quarterly results section above as well as the higher sales achieved in the first quarter of 2016 compared to the first quarter of 2015.

Depreciation expenses increased by $27,000 (4.0%) in the first half of 2016 compared to the first half of 2015 due to a higher level of capital spending in recent months.

Selling and administrative expenses were $487,000 higher in the first six months of 2016 compared to the same period in 2015. The increase was largely due to the increased accruals related to incentive compensation programs discussed in the quarter’s results above. In addition, litigation fees related to the Pueblo aggregate lease were $621,000 during the six months ended July 2, 2016 compared to $525,000 incurred during the six months ended July 4, 2015. See Note 8 to the financial statements.

Door Segment

Door sales in the first half of 2016 were $124,000 (1.4%) less than in the first six months of the previous year. The gross profit ratio increased to 26.3% in the first half of 2016 compared to 24.7% in 2015. The improved gross profit is attributable to better pricing combined with lower material costs.

Sales and administrative expenses in the first half of 2016 increased by $58,000 compared to the first six months of 2015 primarily due to increased compensation costs. As a percentage of sales, these expenses were 15.9% and 15.1%, respectively, in the first six months of 2016 and 2015.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products industry group for the six months ended July 2, 2016 and July 4, 2015 (dollar amounts in thousands).

	Heating and	Evaporative
	Cooling	Cooling

Six Months Ended July 2, 2016
Revenues from external customers	$17,785	$17,299
Segment gross profit	4,604	4,463
Gross profit as percent of sales	25.9%	25.8%
Segment operating income	797	1,818
Operating income as a percent of sales	4.5%	10.5%
Segment assets as of July 2, 2016	$19,025	$13,343
Return on assets	4.2%	13.6%

Six Months Ended July 4, 2015
Revenues from external customers	$15,020	$16,998
Segment gross profit	3,645	4,170
Gross profit as percent of sales	24.3%	24.5%
Segment operating income	302	1,696
Operating income as a percent of sales	2.0%	10.0%
Segment assets as of July 4, 2015	$17,696	$12,733
Return on assets	1.7%	13.3%

Heating and Cooling Segment

In the first half of 2016, approximately 53% of sales in the Heating and Cooling segment consisted of wall furnaces and heaters.  Fan coils accounted for 47% of the segment’s sales and other products were less than 1%. In the first six months of 2015 these shares of total segment sales were 60%, 40% and less than 1%, respectively. Overall sales in the Heating and Cooling segment in the first six months of 2016 increased by $2,765,000 (18.4%) compared to the same period in 2015. Sales of fan coils increased by approximately $2,255,000 (37.6%) compared to the first six months of 2015. The increase in sales is reflective of increased construction spending in the lodging industry. As discussed above, contribution margin is an internal measure of profitability for a product or product line. The fan coil contribution margin percentage in the first half of 2016 declined by 1.4 percentage points over the first six months of 2015. While unit shipments of furnaces and heaters were down 6.3% in the first half of 2016 compared to 2015, the average sales price was up 10.0%. The increase in average selling price of furnaces and heaters in the first half of 2016 was due to the same reasons noted in the discussion of the second quarter’s results.

The Heating and Cooling segment’s gross profit ratio for the first six months of 2016 was 25.9% compared to 24.3% for the first half of 2015. The higher gross profit ratio was principally due to the overall increase in sales and the improved margin in the furnace and heater lines discussed in the second quarter’s results.

Selling and administrative expenses in the first half of 2016 were $472,000 higher compared to the first six month’s of 2015 largely due to the same factors noted in the discussion of the results for the second quarter. As a percentage of sales, selling and administrative expenses were 19.8% in the first half of 2016 compared to 20.4% in the first half of 2015.

Evaporative Cooling Segment

Unit sales of evaporative coolers in the first half of 2016 were lower by 3.1% compared to the first six months of 2015. Revenue from evaporative cooler sales in the first half of 2016 increased $301,000, or 1.8%, compared to the same period in the prior year. Average selling prices per unit were approximately 4.1% higher in the first six months of 2016 compared to a year ago. The gross profit ratio in the first six months of 2016 was 25.8% compared to 24.5% realized in the first half of 2015. The improvement was due to lower material costs discussed in the quarter’s results. Selling and administrative expenses were $179,000 (8.0%) higher in the first half of 2016 mainly due to increased advertising spending. As a percentage of sales, selling and administrative expenses were 13.9% and 13.1% in the first half of 2016 and 2015, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements contained in this Quarterly Report have been prepared in accordance with accounting principles generally accepted in the United States of America which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of July 2, 2016 and January 2, 2016 and affect the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates.

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

OUTLOOK

Overall the Company expects consolidated sales in 2016 to exceed the 2015 level. Revenues in the CACS segment are dependent of the level of construction activity along the Front Range in Southern Colorado as well as the level of selling prices. Construction activity has exhibited modest and thus far sustained improvement during the past two years in the Colorado Springs market. Construction activity in the Pueblo market has not experienced a similar recovery although there has been some improvement in the current year. Concrete pricing has improved as well, but the pricing on most bid jobs remains sharply competitive. Further improvements in the CACS segment operating results will depend on a sustained improvement in the Colorado Springs and Pueblo construction markets and the ability to maintain or enhance ready-mix concrete prices especially in response to any increases in cement and/or fuel costs that may occur.

Sales in the Door segment are also, to a significant extent, reliant on new construction. Bidding activity remains strong. The sales backlog at July 2, 2016 is 29.1% above the backlog at July 4, 2015.

The Company’s HVAC Industry Group anticipates some increase in sales in 2016 largely due to higher fan coil sales as construction spending in the lodging industry improves. To date, fan coil sales have outpaced the prior year’s actual and current year expected levels and appear to be sustainable for the near term. Sales of furnaces, heaters and evaporative coolers are primarily for replacement purposes and therefore are not heavily reliant on new construction. Sales of these products are generally dependent on the overall strength of the economy, especially employment levels, and are heavily influenced by weather conditions, particularly during their respective selling seasons. In-season furnace sales later this year will be largely weather-dependent. July typically marks the end of the selling season for evaporative coolers.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 4 to the condensed consolidated financial statements contained in this Quarterly Report for a discussion of recently issued accounting standards.

MATERIAL CHANGES TO CONTRACTUAL OBLIGATIONS

There were no material changes to contractual obligations that occurred during the quarter ended July 2, 2016.

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

Item 4.Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) as of July 2, 2016. The Chief Executive Officer and Chief Financial Officer, based on that evaluation, concluded that the Company’s disclosure controls and procedures are effective and were reasonably designed to ensure that all material information relating to the Company (including its subsidiaries) required to be disclosed in the reports filed and submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission.

(b)Changes in Internal Control Over Financial Reporting.

During the quarter ended July 2, 2016, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Items 1, 1A, 3 and 5 are not applicable or the Company has nothing to report thereunder; therefore, the items have been omitted and no reference is required in this Quarterly Report.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The Company reserved 150,000 treasury shares representing the maximum number allowed to be granted under the 2010 Non-Employee Directors Stock Plan (Plan) to non-employee directors in lieu of the base director retainer fee. The Company issued a total of 12,000 shares to the eight eligible board members effective April 6, 2016 as full payment for their 2016 retainer fee. Transactions pursuant to the Plan are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(a)(2) of the Securities Act, as the shares authorized under the plan may only be issued to the Company’s directors and are not offered to the public. At July 2, 2016, a total of 66,000 shares remain eligible for issuance under the Plan.

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

101

The following financial information from Continental Materials Corporation’s Quarterly Report on Form 10-Q for the period ended July 2, 2016 filed with the SEC on August 16, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Retained Earnings for the three and six-month periods ended July 2, 2016 and July 4, 2015, (ii) the Condensed Consolidated Balance Sheets at July 2, 2016 and January 2, 2016, (iii) the Condensed Consolidated Statements of Cash Flows for the six-month periods ended July 2, 2016 and July 4, 2015, and (iv) Notes to the Quarterly Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION

Date:	August 16, 2016	By:	/s/ Mark S. Nichter
Mark S. Nichter, Vice President, Secretary
and Chief Financial Officer