Form 10-Q
period 2016-10-01
CONTINENTAL MATERIALS CORP
filed 2016-11-15
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.25 par value, shares outstanding at November 10, 2016: 1,671,167.

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

OCTOBER 1, 2016 AND JANUARY 2, 2016

(000’s omitted except share data)

	OCTOBER 1, 2016	JANUARY 2,
	(Unaudited)	2016
ASSETS
Current assets:
Cash and cash equivalents	$240	$547
Receivables, net	21,426	22,715
Receivable for insured losses	32	—
Inventories
Finished goods	9,443	7,446
Work in process	1,310	1,459
Raw materials and supplies	9,837	10,741
Prepaid expenses	3,204	2,138
Refundable income taxes	—	70
Total current assets	45,492	45,116

Property, plant and equipment	19,357	17,639

Other assets
Goodwill	7,229	7,229
Amortizable intangible assets, net	—	21
Deferred income taxes	3,329	3,149
Other assets	1,115	2,601
	$76,522	$75,755

LIABILITIES
Current liabilities:
Revolving bank loan payable	$1,000	$6,200
Accounts payable and accrued expenses	16,805	15,267
Liability for unpaid claims covered by insurance	32	—
Income taxes	835	—
Total current liabilities	18,672	21,467

Other long-term liabilities	5,981	5,872

SHAREHOLDERS’ EQUITY
Common shares, $.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,765	1,817
Retained earnings	64,834	61,483
Treasury shares, 915,097, at cost	(15,373)	(15,527)
	51,869	48,416
	$76,522	$75,755

See notes to condensed consolidated financial statements.

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

FOR THE THREE MONTHS ENDED OCTOBER 1, 2016 AND OCTOBER 3, 2015

(Unaudited)

(000’s omitted except per-share amounts)

	OCTOBER 1,	OCTOBER 3,
	2016	2015

Net sales	$37,647	$36,165

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	29,609	29,257
Depreciation, depletion and amortization	607	640
Selling and administrative	5,527	5,464
Charges related to cessation of mining an aggregates deposit	632	—
Gain on disposition of property and equipment	(89)	(161)
	36,286	35,200

Operating income	1,361	965

Interest income	285	9
Interest expense	(83)	(111)
Other income, net	16	43

Income before income taxes	1,579	906

Provision for income taxes	537	344

Net income	1,042	562

Retained earnings, beginning of period	63,792	60,220

Retained earnings, end of period	$64,834	$60,782

Basic and diluted income per share	$0.62	$0.34

Average shares outstanding	1,672	1,662

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

FOR THE NINE MONTHS ENDED OCTOBER 1, 2016 AND OCTOBER 3, 2015

(Unaudited)

(000’s omitted except per-share amounts)

	OCTOBER 1,	OCTOBER 3,
	2016	2015

Net sales	$114,596	$101,715

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	89,899	82,620
Depreciation, depletion and amortization	1,897	1,937
Selling and administrative	17,406	16,001
Charges related to cessation of mining an aggregates deposit	632	—
Gain on disposition of property and equipment	(281)	(220)
	109,553	100,338

Operating income	5,043	1,377

Interest income	310	28
Interest expense	(316)	(327)
Other income, net	41	70

Income before income taxes	5,078	1,148

Provision for income taxes	1,727	436

Net income	3,351	712

Retained earnings, beginning of period	61,483	60,070

Retained earnings, end of period	$64,834	$60,782

Basic and diluted income per share	$2.01	$0.43

Average shares outstanding	1,669	1,661

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 1, 2016 AND OCTOBER 3, 2015

(Unaudited)

(000’s omitted)

	OCTOBER 1,	OCTOBER 3,
	2016	2015

Net cash provided (used) by operating activities	$8,205	$(1)

Investing activities:
Capital expenditures	(3,617)	(1,379)
Cash proceeds from sale of property and equipment	305	220
Net cash used in investing activities	(3,312)	(1,159)

Financing activities:
(Repayments) borrowings on the revolving bank loan, net	(5,200)	900
Net cash (used) provided by financing activities	(5,200)	900

Net decrease in cash and cash equivalents	(307)	(260)

Cash and cash equivalents:
Beginning of period	547	675

End of period	$240	$415

Supplemental disclosures of cash flow items:
Cash paid during the nine months for:
Interest, net	$32	$293
Income taxes, net	1,003	3

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

NOTES TO THE QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED OCTOBER 1, 2016

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

The Company has established a valuation reserve related to the carry-forward of all charitable contributions deductions arising from prior years. For Federal tax purposes, net operating losses can be carried forward for a period of 20 years while alternative minimum tax credits can be carried forward indefinitely. For state tax purposes, net operating losses can be carried forward for periods ranging from 5 to 20 years for the states that the Company is required to file in. California Enterprise Zone credits can be carried forward indefinitely while Colorado credits can be carried forward for 7 years.

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

Level 3

Unobservable inputs supported by little or no market activity that are significant to the fair value of the assets or liabilities. Unobservable inputs reflect the assumptions that market participants would use when pricing the asset or liability including assumptions about risk.

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

4.    The Company implemented ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which changes how deferred taxes are classified on organizations’ balance sheets.  The change has been applied for all periods presented.  The effect of implementation is to report a consolidated non-current net asset of $3,329,000 and $3,149,000 in the condensed consolidated balance sheets as of October 1, 2016 and January 2, 2016, respectively.

There are no other significant prospective accounting pronouncements that are expected to have a material effect on the Company’s consolidated financial statements.

5.    Operating results for the first nine months of 2016 are not necessarily indicative of performance for the entire year due to the seasonality of most of the Company’s products. Historically, sales of the Evaporative Cooling segment are higher in the first and second quarters, sales of the Concrete, Aggregates and Construction Supplies (CACS) segment are higher in the second and third quarters and sales of the Heating and Cooling segment are higher in the third and fourth quarters. Sales of the Door segment are generally more evenly spread throughout the year.

6.    There is no difference in the calculation of basic and diluted earnings per share (EPS) for the three-month or nine-month periods ended October 1, 2016 and October 3, 2015 as the Company does not have any dilutive instruments.

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

The following table presents information about reported segments for the nine-month and three-month periods ended October 1, 2016 and October 3, 2015 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

	Construction Products Industry			HVAC Industry
	Concrete,
	Aggregates &		Combined	Heating		Combined
	Construction		Construction	and	Evaporative	HVAC	Unallocated
	Supplies	Doors	Products	Cooling	Cooling	Products	Corporate	Total
Nine Months ended October 1, 2016
Revenues from external customers	$51,267	$13,212	$64,479	$27,390	$22,715	$50,105	$12	$114,596
Depreciation, depletion and amortization	1,020	95	1,115	415	356	771	11	1,897
Operating income (loss)	2,881	1,390	4,271	1,205	2,077	3,282	(2,510)	5,043
Segment assets	35,205	6,695	41,900	20,563	11,115	31,678	2,944	76,522
Capital expenditures	2,798	106	2,904	584	129	713	—	3,617
Three Months ended October 1, 2016
Revenues from external customers	$18,156	$4,467	$22,623	$9,605	$5,416	$15,021	$3	$37,647
Depreciation, depletion and amortization	316	32	348	138	118	256	3	607
Operating income (loss)	1,010	543	1,553	408	259	667	(859)	1,361
Segment assets	35,205	6,695	41,900	20,563	11,115	31,678	2,944	76,522
Capital expenditures	565	54	619	208	14	222	—	841

	Construction Products Industry			HVAC Industry
	Concrete,
	Aggregates &		Combined	Heating		Combined	Unallocated
	Construction		Construction	and	Evaporative	HVAC	Corporate
	Supplies	Doors	Products	Cooling	Cooling	Products	(a)	Total
Nine Months ended October 3, 2015
Revenues from external customers	$41,414	$13,140	$54,554	$24,493	$22,656	$47,149	$12	$101,715
Depreciation, depletion and amortization	1,007	94	1,101	427	369	796	40	1,937
Operating (loss) income	(170)	1,068	898	994	1,850	2,844	(2,365)	1,377
Segment assets (a)	31,791	6,471	38,262	22,628	12,730	35,358	2,135	75,755
Capital expenditures (b)	825	32	857	355	167	522	—	1,379
Three Months ended October 3, 2015
Revenues from external customers	$16,759	$4,271	$21,030	$9,473	$5,658	$15,131	$4	$36,165
Depreciation, depletion and amortization	330	31	361	142	123	265	14	640
Operating income (loss)	686	274	960	692	154	846	(841)	965
Segment assets (a)	31,791	6,471	38,262	22,628	12,730	35,358	2,135	75,755
Capital expenditures (b)	647	—	647	146	66	212	—	859

(a)	Segment assets are as of January 2, 2016.
(b)	Capital expenditures are presented on the accrual basis of accounting.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last annual report.

8.    On September 15, 2016 a Partial Summary Judgment was issued regarding the Company’s previously disclosed litigation, Continental Materials Corporation v. Valco, Inc., Civil Action No. 2014-cv-2510, filed in the United States District Court for the District of Colorado. The suit regards a sand and gravel lease between the Company and Valco, Inc. (“Valco”) that calls for the payment of royalties over the life of the lease on an agreed 50,000,000 tons of sand and gravel reserves. In the suit the Company sought, among other things, to reform the sand and gravel lease in regard to the agreed amount of sand and gravel reserves and to recover approximately $1,282,000 of royalty overpayments included in other long-term assets. The Partial Summary Judgment resolved many of the Company’s claims in Valco’s favor, but the Company’s claim for the return of royalty overpayments made during the statutorily allowed period is still pending. The Company has concluded that recovery of the overpayments in excess of approximately $650,000 is not likely due to the statute of limitations and has therefore recorded a $632,000 write-down to the long-term asset during the third quarter of 2016. The Company and its legal counsel believe there are grounds to appeal the Partial Summary Judgment regarding this and the other claims of the suit as the court improperly resolved factual issues that should have been decided by a jury. The Company and its legal counsel believe there is a likelihood that some, or all, of the issues resolved by the Partial Summary Judgment may be reversed on appeal and remanded for trial by jury although there can be no assurance that an appeal will result in reversal. The Company paid royalties on approximately 17,700,000 tons, including the overpayments, of the 50,000,000 tons of sand and gravel reserves through the end of the third quarter of 2014. The impact of these proceedings could have a material effect although the Company does not believe that there is a reasonable basis for estimating the financial impact, if any, of the final outcome of these proceedings and accordingly no accrual or reserve has been recorded in compliance with accounting principles generally accepted in the United States of America. In addition, on September 30, 2016 Valco filed a motion seeking to add three new counterclaims alleging damages in excess of $5,900,000. The Company has vigorously opposed the motion which has not yet been ruled upon.

9.    Identifiable amortizable intangible assets as of October 1, 2016 include a restrictive land covenant and customer relationships. At October 1, 2016, these assets were collectively carried at  zero, net of $720,000 accumulated amortization. The pre-tax amortization expense for intangible assets during the quarter ended October 1, 2016 was zero compared to $11,000 for the quarter ended October 3, 2015 and $21,000 and $34,000 for the nine months ended October 1, 2016 and October 3, 2015, respectively.

Based upon the intangible assets recorded on the balance sheet at October 1, 2016, amortization expense after the third quarter of 2016 will be zero.

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

•

Borrowings under the Revolving Commitment are limited to (a) 80% of eligible accounts receivable, (b) the lesser of 50% of eligible inventories and $8,500,000 plus (c) 80% of new Capital Expenditures not to exceed $5,500,000 with respect to each of Fiscal Years 2016 and 2017.

•	The Minimum Fixed Charge Coverage Ratio is not permitted to be below 1.15 to 1.0 for the twelve month period ending October 1, 2016 and each Fiscal Quarter end thereafter.

•

The Company must not permit Tangible Net Worth as of the last day of any Computation Period to be less than $31,000,000 (provided that the required amount of Tangible Net Worth shall increase (but not decrease) by an amount equal to 50% of the Consolidated Net Income for the immediately preceding Fiscal Year beginning with fiscal 2016). Therefore, the required Tangible Net Worth as of October 1, 2016 is $31,707,000.

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

Outstanding funded revolving debt was $1,000,000 as of October 1, 2016 compared to $6,200,000 as of January 2, 2016. The highest balance outstanding during the first nine months of 2016 and 2015 was $7,500,000 and $6,800,000, respectively. Average outstanding funded debt was $4,548,000 and $4,901,000 for the first nine months of 2016 and 2015, respectively. At October 1, 2016, the Company had outstanding letters of credit totaling $5,415,000. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the available borrowing capacity exceeded the cash needs of the Company and this situation is expected to continue for the foreseeable future.

The Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement will be sufficient to cover expected cash needs, including planned capital expenditures, for the next twelve months except for the expenditures related to a royalty agreement and the acquisition of the necessary equipment needed to begin mining an aggregates property near Colorado Springs should Transit Mix succeed in obtaining the required mining permits from the State of Colorado and El Paso County. As of October 1, 2016 the Company has invested and capitalized approximately $2,400,000 of deferred development expenditures related to this aggregates property. The Company expects to arrange for term or mortgage financing to fund the acquisition of the necessary equipment needed to begin mining the property should the permits be granted. The Company expects to be in compliance with all debt covenants, as amended, throughout the facility’s remaining term.

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

Cash provided by operations was $8,205,000 during the first nine months of 2016 compared to $1,000 used during the first nine months of 2015. A significant portion of the current year increase in cash provided is attributable to improved earnings. Changes in working capital items, primarily decreases in accounts receivable and increases in accounts payable and accrued expenses provided additional cash. The Company’s operating cash flow was slightly negative in the first nine months of 2015 despite an operating profit due to significant increases in accounts receivable and inventories. Receivables were higher due to the improved sales while the increase in inventories was primarily due to a planned build-up in anticipation of fourth quarter furnace sales as well as the delay in the receipt of orders from a large customer.

During the nine months ended October 1, 2016, investing activities used $3,312,000 of cash compared to $1,159,000 of cash used in the prior year’s period. Capital expenditures during the first nine months of 2016 were $3,617,000 compared to $1,379,000 during the first nine months of 2016. Capital spending in the CACS segment was the primary reason for these increases as the segment added new mixer trucks and continued to develop the aggregate property that is under option. Additionally, 2016 includes $305,000 of cash proceeds from the sale of equipment compared to $220,000 in the first nine months of 2015.

Financing activities during the first nine months of 2016 used $5,200,000 as available cash was used to pay down the revolving bank loan. During the first nine months of 2015 financing activities provided $900,000 as bank borrowings were used to partially finance the increase in working capital. See also the discussion of the Revolving Credit and Term Loan Agreement below.

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

The Company’s outstanding borrowings against the revolving credit facility were $1,000,000 at October 1, 2016. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the entire revolving credit facility was available to the Company. This situation is expected to continue for the foreseeable future.

As of October 1, 2016 the Company was in compliance with all covenants in the Credit Agreement and expects to be in compliance with all loan covenants for the remaining term of the Credit Agreement. The Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement will be sufficient to cover expected cash needs, including planned capital expenditures, for the next twelve months except for the expenditures related to a royalty agreement and the acquisition of the necessary equipment needed to begin mining an aggregates property near Colorado Springs should Transit Mix succeed in obtaining the required mining permits from the State of Colorado and El Paso County. The Company expects to arrange for term or mortgage financing to fund the acquisition of the necessary equipment needed to begin mining the property should the permits be granted. The Company expects to be in compliance with all debt covenants, as amended, throughout the facility’s remaining term.

Results of Operations - Comparison of Quarter Ended October 1, 2016 to the Quarter Ended October 3, 2015

(In the ensuing discussions of the results of operations the Company defines the term gross profit as the amount determined by deducting cost of sales before depreciation, depletion and amortization from sales. The gross profit ratio is gross profit divided by sales.)

Consolidated sales in the third quarter of 2016 were $37,647,000, an increase of $1,482,000 or 4.1% compared to the third quarter of 2015. The CACS segment accounted for a majority of the increase reporting sales $1,397,000 higher than the third quarter of 2015. Smaller increases in third quarter sales in the Door and Heating and Cooling segments were partially offset by a slight decline in third quarter sales in the Evaporative Cooler segment.

The consolidated gross profit ratio in the third quarter of 2016 was 21.4% compared to 19.1% in the same period of 2015. The gross profit ratio improvement was realized in the CACS, Door and Evaporative Coolings segments which reported increases of 3.3%, 5.3% and 3.6%, respectively. The Heating and Cooling segment reported a slight decline, 1.2%, in gross profit margin.

Consolidated selling and administrative expenses were $63,000 higher than the comparable prior year quarter.

However, as a percentage of consolidated sales, selling and administrative expenses decreased between quarters at 14.7% and 15.1% for 2016 and 2015, respectively.

As discussed in Note 8 above, the current quarter includes a $632,000 write-down related to an overpayment of prepaid royalties claim which was previously included within other long-term assets.

Consolidated depreciation and amortization charges declined $33,000 between the third quarter of 2016 and the third quarter of 2015.

The consolidated operating income in the third quarter of 2016 was $1,361,000 compared to $965,000 in the third quarter of the prior year. The majority of the improvement was seen in the CACS segment which reported a current quarter operating income of $1,010,000 compared to $686,000 in the third quarter of 2015. The Door and Evaporative Cooler segments also reported improved operating income up $269,000 and $105,000, respectively. The Heating and Cooling segment reported a decline of $284,000 in operating income between the third quarter of 2016 and the same period in 2015.

Interest income for the third quarter 2016 is $285,000 compared to $9,000 for the third quarter of 2015. The current year quarter includes $252,000 of preferred interest income recorded with the redemption of a preferred investment previously classified in other assets as of January 2, 2016. Interest expense includes interest on outstanding funded debt, finance charges on outstanding letters of credit, the fee on the unused revolving credit line and other recurring fees charged by the lending bank. Interest expense in the third quarter of 2016 was $83,000 compared to $111,000 in the third quarter of 2015. The decline from the prior year quarter is attributable to improved earnings, lower average borrowings and inclusion of $17,000 capitalized interest associated with expenditures related to a royalty agreement discussed in Note 11 above. The weighted average interest rate on outstanding funded debt in the third quarter of 2016, including the fee on the unused line of credit and other recurring bank charges but excluding finance charges on letters of credit, was approximately 6.5% compared to 4.7% in the third quarter of 2015. Average outstanding funded debt in the third quarter of 2016 was $2,779,000 compared to $4,940,000 in the third quarter of 2015. At the end of the third quarter of 2016 the outstanding funded debt was $1,000,000 compared to $6,700,000 at the end of the third quarter of 2015.

The Company’s effective income tax rate reflects federal and state statutory income tax rates adjusted for non-deductible expenses, tax credits and other tax items. The estimated effective income tax rate in the third quarter of 2016 was 34.0% compared to 38.0% for the third quarter of 2015.

The Company operates four businesses in two industry groups. The businesses are generally seasonal, weather sensitive and subject to cyclical factors. The following addresses various aspects of operating performance focusing on the reportable segments within each of the two industry groups.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products industry group for the quarters ended October 1, 2016 and October 3, 2015 (dollar amounts in thousands):

	Concrete,
	Aggregates and
	Construction
	Supplies	Door
Three Months ended October 1, 2016
Revenues from external customers	$18,156	$4,467
Segment gross profit	3,080	1,239
Gross profit as percent of sales	17.0%	27.7%
Segment operating income	1,010	543
Operating income as a percent of sales	5.6%	12.2%
Segment assets as of October 1, 2016	$35,205	$6,695
Return on assets	2.9%	8.1%

Three Months ended October 3, 2015
Revenues from external customers	$16,759	$4,271
Segment gross profit	2,298	958
Gross profit as percent of sales	13.7%	22.4%
Segment operating income	686	274
Operating income as a percent of sales	4.1%	6.4%
Segment assets as of October 3, 2015	$33,814	$7,031
Return on assets	2.0%	3.9%

Concrete, Aggregates and Construction Supplies Segment

The product offerings of the CACS segment consist of ready mix concrete, aggregates and construction supplies. Ready mix concrete and aggregates are produced at multiple locations in or near Colorado Springs and Pueblo, Colorado. Construction supplies encompass numerous products purchased from third party suppliers and sold to the construction trades, particularly concrete sub-contractors. During the three months ended October 1, 2016, concrete, aggregates and construction supplies accounted for approximately 77%, 17% and 6% of the sales of the CACS segment, respectively, including aggregates consumed internally in the production of concrete. In the third quarter of 2015, the sales mix between concrete, aggregates and construction supplies was 72%, 20% and 8%, respectively. Sales including aggregates consumed internally increased $1,553,000 (8.8%) between the third quarter of 2016 and the comparable prior year quarter. Sales to third parties increased by $1,397,000 (8.3%) between the same periods. The gross profit reported by the CACS segment improved to 17.0% in the third quarter of 2016 from 13.7% in the third quarter of the prior year. The enhanced performance of the segment is attributable to sustained improvement in the construction market in the Colorado Springs area, an improving Pueblo market and increased pricing in both markets.

Excluding a flow fill project during 2015, ready mix concrete sales increased 17.4% in the third quarter of 2016 versus the third quarter of 2015. Concrete volume, on the same basis, was 9.4% higher in the third quarter of 2016 compared to the prior year quarter while average concrete prices for the third quarter of 2016 increased by approximately 7.3% over the comparable 2015 quarter. Even though concrete prices have increased, the market remains sharply competitive especially on large construction projects. Material cost per yard remained fairly consistent, increasing less than 1%, in the third quarter of 2016 compared to the prior year third quarter. Cement is the highest cost raw material used in the production of ready mix concrete. Cement costs per yard increased by 5.5% in the third quarter of the current year compared to the same quarter of 2015. Higher cement costs, including delivery, were partially offset by lower fly ash and other admixture costs. Batching cash costs per yard increased by 6.2% while delivery cash costs per yard decreased by 2.3%. Batching costs increased primarily due to higher labor costs associated with additional personnel and overtime required for several more technical jobs. Delivery costs declined largely due to reduced repairs and maintenance costs as well as lower diesel fuel costs which more than offset an increase in contract trucking expense. The gross profit ratio from concrete increased to 20.1% for the third quarter 2016 from 14.6% in the third quarter of 2015.

The CACS segment also produces and sells sand, crushed limestone and gravel (collectively “aggregates”) from deposits in and around Colorado Springs. Sales volume (tons) of construction aggregates, including those used internally in the production of ready mix concrete, decreased 10.3% in the third quarter of 2016 compared to the comparable 2015 quarter. Average selling prices, excluding freight, increased 13.1% due to the higher ratio of concrete sand to fill sand sales. Although the sand operation reported an improved gross profit for the third quarter of 2016 compared to the same period in 2015, mining challenges at two of the quarries and carrying costs related to the closed Pueblo quarry contributed to the $215,000 loss reported by the aggregates operations in the third quarter of 2016 compared to a $30,000 profit for the third quarter of 2015.

Sales of construction supplies decreased by $367,000 (24.9%) in the third quarter of 2016 compared to the prior year quarter. The gross profit declined to 12.4% from 15.1% in 2015. Higher labor costs, both production and delivery, combined with the decrease in sales volume to account for the decline in gross profit.

Depreciation and amortization charges decreased by $14,000 in the third quarter of 2016 compared to the third quarter of 2015.

Selling and administrative expenses were $232,000 lower in the third quarter of 2016 compared to the same period in 2015. Increased compensation related expenses were more than offset by reduced legal fees. Litigation fees related to the Pueblo aggregate lease were $138,000 during the third quarter of 2016 compared to $453,000 incurred during the comparable period of 2015. As a percentage of sales selling and administrative expenses were 6.7% in 2016 compared to 8.6% in 2015.

In addition, the third quarter of 2016 includes a write-down of $632,000 related to prepaid royalties discussed in Note 8 and $252,000 of preferred interest income received with the redemption of a preferred investment discussed in Results of Operations.

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

Door sales in the third quarter of 2016 were $196,000 (4.6%) more than in the third quarter of the previous year. Bidding prices remain competitive. The gross profit ratio in the third quarter of 2016 was 27.7%, up from 22.4% in the comparable quarter of 2015. The improvement in the gross profit ratio is principally due to better pricing on some of the bid jobs shipped during the third quarter of 2016.

Sales and administrative expenses were $11,000 higher in the third quarter of 2016 compared to the third quarter of 2015. As a percentage of sales, these expenses decreased to 14.9% from 15.3% in the third quarters of 2016 and 2015, respectively.

The Door segment sales backlog at the end of the third quarter of 2016 was $5,572,000 compared to $4,373,000 a year ago.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products industry group for the quarters ended October 1, 2016 and October 3, 2015 (dollar amounts in thousands):

	Heating and	Evaporative
	Cooling	Cooling
Three Months ended October 1, 2016
Revenues from external customers	$9,605	$5,416
Segment gross profit	2,376	1,340
Gross profit as percent of sales	24.7%	24.7%
Segment operating income	408	259
Operating income as a percent of sales	4.2%	4.8%
Segment assets as of October 1, 2016	$20,563	$11,115
Return on assets	2.0%	2.3%

Three Months ended October 3, 2015
Revenues from external customers	$9,473	$5,658
Segment gross profit	2,454	1,194
Gross profit as percent of sales	25.9%	21.1%
Segment operating income	692	154
Operating income as a percent of sales	7.3%	2.7%
Segment assets as of October 3, 2015	$22,286	$11,864
Return on assets	3.1%	1.3%

Heating and Cooling Segment

In the third quarter of 2016, approximately 72% of sales in the Heating and Cooling segment consisted of wall furnaces and heaters. Fan coils accounted for 27% of the segment’s sales and other products were about 1%. In the third quarter of 2015 these shares of total segment sales were 62%, 38% and less than 1%, respectively. Overall sales in the Heating and Cooling segment in the third quarter of 2016 increased by $132,000 (1.4%) compared to the same period in 2015.

Sales of furnaces and heaters increased 22.9% in the three months ended October 1, 2016 compared to the three months ended October 3, 2015. Unit shipments of furnaces and heaters were 17.8% higher in the third quarter of 2016. Prior year third quarter shipments were lower than usual, something management attributed to customers delaying orders for the upcoming season. Average sales prices for furnaces and heaters were about 4.3% higher compared to a year ago as a result of price increases instituted during the third quarter of 2015 and changes in product mix. Sales incentive discounts and production levels in relation to sales volume contributed to a lower gross profit margin in the furnace and heater product line in the third quarter of 2016 compard to the prior year third quarter.

Sales of fan coils during the third quarter of 2016 declined by 23.6% over the comparable 2015 quarter due to a recent slow down in order activity. The fan coil sales backlog at October 1, 2016 was $2,738,000 compared to $3,278,000 at October 3, 2015.  Typically, approximately 90% of the sales of fan coils are custom-made systems for hotels and other commercial buildings. Fan coil jobs are obtained through a competitive bidding process. Since every bid job is a unique configuration of materials and parts, the company does not track units of sales or production as such unit volume data would not be useful in managing the business. Management focuses on the contribution margin by job, the current level of sales and the sales backlog in managing the fan coil business. Contribution margin is measured by deducting variable manufacturing costs and variable selling expenses from sales for a particular product line and is used as an internal measure of profitability for a product or product line. The fan coil contribution margin percentage in the third quarter of 2016 was 29.8%, up from 28.0% in the third quarter of 2015. Both quarters’ margins were considered to be acceptable performance levels.

The Heating and Cooling segment’s gross profit ratio for the third quarter of 2016 was 24.7% compared to 25.9% in the third quarter of 2015. The lower gross profit ratio is attributable primarily to the reduced gross profit margins of the furnace and heater lines discussed above.

Selling and administrative expenses in the third quarter of 2016 were $209,000 higher than the third quarter of the previous year.  The increase was mainly attributable to increased compensation costs. As a percentage of sales, selling and administrative expenses were 19.1% in the third quarter of 2016 and 17.1% in the third quarter of 2015.

Evaporative Cooling Segment

Sales of evaporative coolers declined $242,000 (4.3%) in the third quarter of 2016 compared to the third quarter of 2015.  Unit sales of evaporative coolers in the third quarter of 2016 were approximately 14.3% lower than in the third quarter of 2015. Average selling prices were up about 12.3% between the third quarter of 2016 and 2015. There was a higher ratio of single inlet and commercial and industrial units sold to standard residential units sold in the third quarter of 2016 compared to the prior year same period. The single inlet and commercial and industrial units are higher priced compared to the standard residential models. The gross profit ratio in the third quarter of 2016 was 24.7% compared to 21.1% a year ago. The improved gross profit ratio is attributable to the higher average price combined with lower material costs, notably steel.

Selling and administrative expenses were $46,000 (5.0%) higher in the third quarter of 2016 mainly due to increased spending on advertising. As a percentage of sales, selling and administrative expenses increased to 17.8% in the current quarter of 2016 from 16.2% in the prior year quarter.

Both businesses in the HVAC group are sensitive to changes in prices for a number of different raw materials, commodities and purchased parts. Prices of steel and copper in particular can have a significant effect on the results of operations of this group. Neither company is currently a party to any hedging arrangements with regard to steel or copper.

Results of Operations - Comparison of Nine Months Ended October 1, 2016 to Nine Months Ended October 3, 2015

(In the ensuing discussions of the results of operations the Company defines the term gross profit as the amount determined by deducting cost of sales before depreciation, depletion and amortization from sales. The gross profit ratio is gross profit divided by sales.)

Consolidated sales in the first nine months of 2016 were $114,569,000, an increase of $12,881,000 or 12.7% compared to the first nine months of 2015. All segments reported increased sales in the current year. Sales in the CACS segment increased $9,853,000 (23.8%) attributable to strenghthening construction activity in both the Colorado Springs and Pueblo markets, increased pricing in both markets and a windmill job serviced by a portable plant which provided $2,837,000 in revenue. Sales in the Heating and Cooling segment increased by $2,897,000 (11.8%)  as both furnace and fan coil sales exceeded prior year levels. Sales in the Door segment increased by $72,000 (0.6%) while sales in the Evaporative Cooling segment increased $59,000 (0.3%).

The consolidated gross profit ratio in the first nine months of 2016 was 21.6% compared to 18.8% in the first nine months of 2015. The gross profit ratio in the CACS improved by 5.5 points. The gross profit ratios in the Door segment improved by 2.8 points while the Evaporative Cooling segment improved by 1.8 points and the Heating and Cooling segment improved 0.6 points. The changes are addressed in more detail in the discussion by segment below.

Selling and administrative expenses in the first nine months of 2016 were $1,405,000 (8.8%) higher compared to the same period of the prior year. Selling and administrative expenses were higher in all segments primarily due to increased compensation costs. As a percentage of consolidated sales, selling and administrative expenses declined to 15.2% the first nine months of 2016 compared to 15.7% in the same period of the prior year.

Depreciation and amortization charges in the first nine months of 2016 and 2015 were comparable at $1,897,000 in 2016 and $1,937,000 in 2015. Capital expenditures, which had been lower for several years, increased in the first nine months of 2016 versus the prior year period primarily in the CACS segment with the purchase of new mixer trucks and the continued development of an aggregates property under option.

Consolidated operating income in the first nine months of 2016 was $5,043,000 compared to $1,377,000 in the first nine months of the prior year. The improved operating results are primarily attributable to the CACS segment which reported an increase of $3,051,000. This improvement was the result of increased concrete sales volume and higher sales prices. Each of the other segments reported improvements as well. The Door, Evaporative Cooling and Heating and Cooling segments had increases of $322,000, $227,000 and $211,000, respectively in operating income in the first nine months of 2016 compared to the first nine months of 2015.

In the first nine months of 2016 interest income was $310,000 compared to $28,000 in the first nine months of 2015. The first nine months of 2016 included $252,000 of preferred interest recorded with redemption of a preferred investment in the CACS segment. Interest expense for the first nine months of 2016 declined to $316,000 from $327,000 in the first nine months of 2015 for reasons discussed in the quarter results. The weighted average interest rate on outstanding funded debt, including the availability fee on the unused line of credit and other recurring bank charges but excluding finance charges on letters of credit was approximately 5.4% for the first nine months of 2016 compared to 5.0% for the same period in 2015. Average outstanding funded debt in the first nine months of 2016 was $4,548,000 compared to $4,901,000 in the first nine months of 2015.

The Company’s effective income tax rate reflects federal and state statutory income tax rates adjusted for non-deductible expenses, tax credits and other tax items. The estimated effective income tax rate in the first nine months of 2016 was 34.0% compared to 38.0% for the first nine months of 2015.

A discussion of operations by segment follows.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products industry group for the nine months ended October 1, 2016 and October 3, 2015 (dollar amounts in thousands):

	Concrete,
	Aggregates and
	Construction
	Supplies	Door
Nine Months ended October 1, 2016
Revenues from external customers	$51,267	$13,212
Segment gross profit	8,364	3,538
Gross profit as percent of sales	16.3%	26.8%
Segment operating income	2,881	1,390
Operating income as a percent of sales	5.6%	10.5%
Segment assets as of October 1, 2016	$35,205	$6,695
Return on assets	8.2%	20.8%

Nine Months ended October 3, 2015
Revenues from external customers	$41,414	$13,140
Segment gross profit	4,469	3,151
Gross profit as percent of sales	10.8%	24.0%
Segment operating (loss) income	(170)	1,068
Operating (loss) income as a percent of sales	(0.4)%	8.1%
Segment assets as of October 3, 2015	$33,814	$7,031
Return on assets	(0.5)%	15.2%

Concrete, Aggregates and Construction Supplies Segment

In the first nine months of 2016 concrete, aggregates and construction supplies accounted for approximately 77%, 17% and 6% of sales of the CACS segment, respectively, including aggregates consumed internally in the production of concrete. In the first nine months of 2015 the sales mix among concrete, aggregates and construction supplies was 72%, 20% and 8%, respectively. Sales including aggregates consumed internally increased by $10,432,000 (22.1%) and sales to third parties increased $9,853,000 (23.8%). The increase is attributable to sustained improvement in the construction market in the Colorado Spring, an improving Pueblo market and increased pricing in both markets. Additionally, current year results include $2,837,000 in revenue associated with a windmill project serviced by a portable plant. There was no similar project in 2015.

Ready mix concrete sales, excluding flow fill material, improved by $10,417,000 (33.5%) in the first nine months of 2016 over the comparable 2015 period primarily due to an improved Pueblo market, the windmill project serviced by the portable plant and improved pricing. Concrete volume increased by 18.4%. Exclusive of the windmill project, ready mix volume increased by 12.5%. Average concrete prices for the first nine months of 2016, excluding the windmill project and flow fill material, increased by 10.6% compared to the first nine months of 2015. While concrete prices have increased, the market remains sharply competitive especially on large construction projects. Material costs per yard, including cement, increased by 3.3% in the first nine months of 2016 compared to the same period in 2015 as higher cement, rock and sand costs were partially offset by lower admixture expenses. Batching costs per yard increased 2.9%, in the first nine months of 2016 compared to the the first nine months of 2015 for reasons discussed above in the quarter results. Delivery costs per yard were relatively flat. The gross profit ratio from concrete increased from 13.1% in the first nine months of 2015 to 19.2% in 2016. The windmill project was a significant contributor to the increase in volume, sales and gross profit during the first nine months of 2016.

Sales volume (tons) of construction aggregates, including those used internally in the production of ready mix concrete, increased 17.7% during the first nine months of 2016 compared to the first nine months of 2015. The increase was due to expanded output by the sand division in response to the higher concrete volume. Average selling prices declined 3.4%, attributable to the higher ratio of sand to rock sold. The gross profit, before depreciation, from all aggregate operations in the first nine months of 2016 was a loss of $320,000 compared to a profit of $60,000 in the first nine months of 2015. The loss was due to the mining challenges at two quarries and the carrying costs related to the closed Pueblo quarry noted in the discussion of the third quarter results above.

Sales of construction supplies decreased by $227,000 (6.6%) in the first nine months of 2016 compared to the same period in 2015 largely due to lower third quarter 2016 sales volume. The gross profit ratio improved to 12.9% from 10.2% due to the lower cost of materials, notably steel rebar.

Depreciation expenses increased by $13,000 (1.3%) in the first nine months of 2016 compared to the first nine months of 2015 as capital spending has increased in recent months.

Selling and administrative expenses were $260,000 higher in the first nine months of 2016 compared to the same period in 2015. The increase was largely due to increased accruals related to incentive compensation programs which were partially offset by lower legal fees. Litigation fees related to the Pueblo aggregate lease were $759,000 during the nine months ended October 1, 2016 compared to $978,000 incurred during the nine months ended October 3, 2015. See Note 8 to the financial statements.

In addition, 2016 includes a write-down of $632,000 related to prepaid royalties and $252,000 of preferred interest income recorded with the redemption of a preferred investment as discussed in the quarter’s results above.

Door Segment

Door sales in the first nine months of 2016 were marginally higher, less than one percent, than in the first nine months of the previous year. The gross profit ratio increased to 26.8% in the first nine months of 2016 compared to 24.0% in 2015. The improved gross profit is attributable to better pricing combined with lower material costs.

Sales and administrative expenses in the first nine months of 2016 increased by $69,000 compared to the first nine months of 2015 primarily due to increased compensation costs. As a percentage of sales, these expenses were 15.6% and 15.1%, respectively, in the first nine months of 2016 and 2015.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products industry group for the nine months ended October 1, 2016 and October 3, 2015 (dollar amounts in thousands).

	Heating and	Evaporative
	Cooling	Cooling

Nine Months ended October 1, 2016
Revenues from external customers	$27,390	$22,715
Segment gross profit	6,980	5,803
Gross profit as percent of sales	25.5%	25.5%
Segment operating income	1,205	2,077
Operating income as a percent of sales	4.4%	9.1%
Segment assets as of October 1, 2016	$20,563	$11,115
Return on assets	5.9%	18.7%

Nine Months ended October 3, 2015
Revenues from external customers	$24,493	$22,656
Segment gross profit	6,099	5,364
Gross profit as percent of sales	24.9%	23.7%
Segment operating income	994	1,850
Operating income as a percent of sales	4.1%	8.2%
Segment assets as of October 3, 2015	$22,286	$11,864
Return on assets	4.5%	15.6%

Heating and Cooling Segment

In the first nine months of 2016, approximately 60% of sales in the Heating and Cooling segment consisted of wall furnaces and heaters.  Fan coils accounted for 40% of the segment’s sales and other products were less than 1%. In the first nine months of 2015 these shares of total segment sales were 61%, 39% and less than 1%, respectively. Overall sales in the Heating and Cooling segment in the first nine months of 2016 increased by $2,897,000 (11.8%) compared to the same period in 2015. Sales of fan coils increased by approximately $1,433,000 (15.1%) compared to the first nine months of 2015. The increase in sales is reflective of increased construction spending in the lodging industry. As discussed above, contribution margin is an internal measure of profitability for a product or product line. The fan coil contribution margin percentage in the first nine months of 2016 remained steady with the contribution margin in the first nine months of 2015. Unit shipments of furnaces and heaters were up 2.4% in the first nine months of 2016 compared to 2015 while the average sales price was up 8.1%. The increase in average selling price of furnaces and heaters in the first nine months of 2016 was due to the same reasons noted in the discussion of the third quarter’s results.

The Heating and Cooling segment’s gross profit ratio for the first nine months of 2016 was 25.5% compared to 24.9% for the first nine months of 2015. The higher gross profit ratio was principally due to the overall increase in sales and the improved margin in the furnace and heater lines attributable to better pricing and reduced steel costs.

Selling and administrative expenses in the first nine months of 2016 were $681,000 higher compared to the first nine month’s of 2015 largely due to increased compensation and legal costs. As a percentage of sales, selling and administrative expenses were 19.6% in the first nine months of 2016 compared to 19.1% in the first nine months of 2015.

Evaporative Cooling Segment

Unit sales of evaporative coolers in the first nine months of 2016 were lower by 5.8% compared to the first nine months of 2015. Revenue from evaporative cooler sales in the first nine months of 2016 declined less than one percent compared to the same period in the prior year as average selling prices per unit were approximately 5.8% higher compared to a year ago. The gross profit ratio in the first nine months of 2016 was 25.5% compared to 23.7% realized in the first nine months of 2015. The improvement was due to product sales mix and lower material costs discussed in the quarter’s results. Selling and administrative expenses were $225,000 (7.2%) higher in the first nine months of 2016 mainly due to increased advertising spending. As a percentage of sales, selling and administrative expenses were 14.8% and 13.9% in the first nine months of 2016 and 2015, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements contained in this Quarterly Report have been prepared in accordance with accounting principles generally accepted in the United States of America which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of October 1, 2016 and January 2, 2016 and affect the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates.

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

OUTLOOK

Overall the Company expects consolidated sales in 2016 to exceed the 2015 level. Revenues in the CACS segment are dependent of the level of construction activity along the Front Range in Southern Colorado as well as the level of selling prices. Construction activity has exhibited modest and thus far sustained improvement during the past two years in the Colorado Springs market. Construction activity in the Pueblo market has shown some improvement in the current year as well. Concrete pricing has also improved, but the pricing on most bid jobs remains sharply competitive. Further improvements in the CACS segment operating results will depend on a sustained improvement in the Colorado Springs and Pueblo construction markets and the ability to maintain or enhance ready-mix concrete prices especially in response to any increases in cement and/or fuel costs that may occur.

Sales in the Door segment are also, to a significant extent, reliant on new construction. Bidding activity remains strong. The sales backlog at October 1, 2016 is 27.4% above the backlog at October 3, 2015.

The Company’s HVAC Industry Group anticipates some increase in sales in 2016 largely due to higher fan coil sales as construction spending in the lodging industry improves. To date, fan coil sales have outpaced the prior year’s actual and current year expected levels, however; order activity has slowed from the pace seen at the beginning of 2016. Sales of furnaces, heaters and evaporative coolers are primarily for replacement purposes and therefore are not heavily reliant on new construction. Sales of these products are generally dependent on the overall strength of the economy, especially employment levels, and are heavily influenced by weather conditions, particularly during their respective selling seasons. In-season furnace sales in the fourth quarter will be largely weather-dependent. Sales of evaporative coolers in the fourth quarter are generally modest and dependent on pre-season sales.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 4 to the condensed consolidated financial statements contained in this Quarterly Report for a discussion of recently issued accounting standards.

MATERIAL CHANGES TO CONTRACTUAL OBLIGATIONS

There were no material changes to contractual obligations that occurred during the quarter ended October 1, 2016.

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

Item 4.Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) as of October 1, 2016. The Chief Executive Officer and Chief Financial Officer, based on that evaluation, concluded that the Company’s disclosure controls and procedures are effective and were reasonably designed to ensure that all material information relating to the Company (including its subsidiaries) required to be disclosed in the reports filed and submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission.

(b)Changes in Internal Control Over Financial Reporting.

During the quarter ended October 1, 2016, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Items 1A, 3 and 5 are not applicable or the Company has nothing to report thereunder; therefore, the items have been omitted and no reference is required in this Quarterly Report.

Item 1.Legal Proceedings

On September 15, 2016 a Partial Summary Judgment was issued regarding the Company’s previously disclosed litigation, Continental Materials Corporation v. Valco, Inc., Civil Action No. 2014-cv-2510, filed in the United States District Court for the District of Colorado. The suit regards a sand and gravel lease between the Company and Valco, Inc. (“Valco”) that calls for the payment of royalties over the life of the lease on an agreed 50,000,000 tons of sand and gravel reserves. In the suit the Company sought, among other things, to reform the sand and gravel lease in regard to the agreed amount of sand and gravel reserves and to recover approximately $1,282,000 of royalty overpayments included in other long-term assets. The Partial Summary Judgment resolved many of the Company’s claims in Valco’s favor, but the Company’s claim for the return of royalty overpayments made during the statutorily allowed period is still pending. The Company has concluded that recovery of the overpayments in excess of approximately $650,000 is not likely due to the statute of limitations and has therefore recorded a $632,000 write-down to the long-term asset during the third quarter of 2016. The Company and its legal counsel believe there are grounds to appeal the Partial Summary Judgment regarding this and the other claims of the suit as the court improperly resolved factual issues that should have been decided by a jury. The Company and its legal counsel believe there is a likelihood that some, or all, of the issues resolved by the Partial Summary Judgment may be reversed on appeal and remanded for trial by jury although there can be no assurance that an appeal will result in reversal. The Company paid royalties on approximately 17,700,000 tons, including the overpayments, through the end of the third quarter of 2014. The impact of these proceedings could have a material effect although the Company does not believe that there is a reasonable basis for estimating the financial impact, if any, of the final outcome of these proceedings and accordingly no accrual or reserve has been recorded in compliance with accounting principles generally accepted in the United States of America. In addition, on September 30, 2016 Valco filed a motion seeking to add three new counterclaims alleging damages in excess of $5,900,000. The Company has vigorously opposed the motion which has not yet been ruled upon.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The Company reserved 150,000 treasury shares representing the maximum number allowed to be granted under the 2010 Non-Employee Directors Stock Plan (Plan) to non-employee directors in lieu of the base director retainer fee. The Company issued a total of 12,000 shares to the eight eligible board members effective April 6, 2016 as full payment for their 2016 retainer fee. Transactions pursuant to the Plan are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(a)(2) of the Securities Act, as the shares authorized under the plan may only be issued to the Company’s directors and are not offered to the public. At October 1, 2016, a total of 66,000 shares remain eligible for issuance under the Plan.

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

101

The following financial information from Continental Materials Corporation’s Quarterly Report on Form 10-Q for the period ended October 1, 2016 filed with the SEC on November 15, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Retained Earnings for the three and nine-month periods ended October 1, 2016 and October 3, 2015, (ii) the Condensed Consolidated Balance Sheets at October 1, 2016 and January 2, 2016, (iii) the Condensed Consolidated Statements of Cash Flows for the nine-month periods ended October 1, 2016 and October 3, 2015, and (iv) Notes to the Quarterly Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION

Date:	November 15, 2016	By:	/s/ Mark S. Nichter
Mark S. Nichter, Vice President, Secretary
and Chief Financial Officer