Form 10-K
period 2016-12-31
CONTINENTAL MATERIALS CORP
filed 2017-03-31
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 1-3834

Continental Materials Corporation

(Exact name of registrant as specified in its charter)

Delaware	36-2274391
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

440 South La Salle Street, Suite 3100, Chicago, Illinois	60605
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 312-541-7200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock - $0.25 par value	NYSEMKT

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value (based on the July 1, 2016 closing price) of voting stock held by non-affiliates of registrant was approximately $7,747,000. As of March 24, 2017, there were 1,682,167 shares of the registrant’s common stock outstanding.

Incorporation by reference: Portions of registrant’s definitive proxy statement for the 2016 Annual Meeting of stockholders to be held May 24, 2017 into Part III of this Form 10-K. The definitive proxy statement is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements are based on the beliefs of Continental Materials Corporation’s (Company) management as well as on assumptions made by and information available to the Company at the time such statements were made. When used in this Annual Report, words such as “anticipates,” “believes,” “contemplates,” “estimates,” “expects,” “plans,” “projects” and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of various factors including but not limited to: the amount of new construction, weather, interest rates, availability of raw materials and their related costs, economic conditions and competitive forces in the regions where the Company does business, changes in governmental regulations and policies and the ability of the Company to obtain credit on commercially reasonable terms. Changes in the income tax code, income tax rates as well as accounting pronouncements could also alter projected results. Other factors not currently anticipated may also materially and adversely affect the Company’s results of operations, cash flows and financial position. Forward-looking statements speak only as of the date they were made and we undertake no obligation to publicly update them.

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

The Heating and Cooling segment primarily produces and sells gas-fired wall furnaces, console heaters and fan coils from the Company’s wholly-owned subsidiary, Williams Furnace Co. (WFC) of Colton, California. The Evaporative Cooling segment produces and sells primarily evaporative coolers from the Company’s wholly-owned subsidiary, Phoenix Manufacturing, Inc. (PMI) of Phoenix, Arizona. Concrete, aggregates and construction supplies are offered from numerous locations along the Southern portion of the Front Range of Colorado operated by the Company’s wholly-owned subsidiaries Castle Concrete Company and Transit Mix Concrete Co., of Colorado Springs, Colorado and Transit Mix of Pueblo, Inc. of Pueblo, Colorado (the three companies are collectively referred to as TMC). The Door segment sells hollow metal doors, door frames and related hardware, wood doors, lavatory fixtures and electronic access and security systems from the Company’s wholly-owned subsidiary, McKinney Door and Hardware, Inc. (MDHI), which operates out of facilities in Pueblo and Colorado Springs, Colorado. See Note 15 for additional financial information by industry segment.

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

During 2016, no customer accounted for 10% or more of the total sales of the Company.

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

Concrete, Aggregates and Construction Supplies — This segment operates in highly competitive markets along the Southern Front Range of Colorado. The Company is one of four companies producing ready-mix concrete in the Colorado Springs area and one of two companies producing ready-mix concrete in the Pueblo area. Because of the relatively high transportation costs associated with concrete, the level of competition is heavily influenced by the distance from production facilities to markets served. Price, plant location, transportation costs, service, product quality and reputation are major factors that affect competition among the ready-mix concrete producers. The Company is one of five producers of aggregates in the Colorado Springs and Pueblo marketing areas although one other producer ships some product into the Pueblo market. All producers compete on the basis of price, quality of material and service.

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

EMPLOYEES

The Company employed 590 people as of December 31, 2016. Employment varies throughout the year due to the seasonal nature of the businesses. A breakdown of the current and prior year’s employment at year-end by segment was:

	2016	2015
Heating and Cooling	195	187
Evaporative Cooling	125	119
Concrete, Aggregates and Construction Supplies	214	201
Door	43	41
Corporate Office and Other	13	15
Total	590	563

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

In 2016, our capital expenditures and remediation expenses for environmental matters, except those expenses related to our mining reclamation efforts, were not material to our financial condition. Because of the complexity and ever-changing nature of environmental laws and regulations, we cannot predict whether capital expenditures and remediation expenses for future environmental matters will materially affect our financial condition, results of operations or liquidity.

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

Item 1B.     UNRESOLVED STAFF COMMENTS

None.

Item 2.     PROPERTIES

The Heating and Cooling segment operates out of an owned facility in Colton, California. This facility is, in the opinion of management, in good condition and sufficient for the Company’s current needs. A plant expansion planned for 2016, for the purpose of increasing fan coil throughput and providing space to manufacture the new air curtain line, was halted prior to commencement due to unforeseen building requirements which made the project cost prohibitive. Instead, the

Company is looking to implement vertical integration in 2017 to expand the current plant’s existing capacity. This project will provide the production capacity at the Colton plant such that the Company could exceed the highest volumes achieved in prior years or expected in the foreseeable future and maintain timely delivery.

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

The CACS segment serves the Colorado ready-mix concrete market from seven owned batch plants. In addition, the Company currently operates aggregate processing facilities on two owned and one leased mining property. Two of the three mining properties are located in or near Colorado Springs or Pueblo. These properties presently provide the aggregate requirements of our Colorado Springs and Pueblo ready-mix concrete business as well as selling product to independent customers. In 2008 the Pikeview Quarry, located near Colorado Springs, experienced a landslide that closed the quarry. Operations at the quarry resumed in late May of 2013. The Pikeview Quarry experienced another landslide in May of 2015 which closed the quarry for three weeks. The Company also owns two properties and leases one property that are not currently in production. The Black Canyon Quarry ceased mining in the second quarter of 2013 as the deposit is fully depleted. In September of 2014 the Company ceased operations at its leased gravel operation in Pueblo, Colorado. The Company has filed suit in federal court in Denver, Colorado seeking, among other things, to rescind the sand and gravel lease. See Note 2 for further discussion. The remaining owned mining property has not yet been put into production. During 2015, the Company obtained an option to acquire the rights to an aggregates location south of Colorado Springs. The Company is pursuing the necessary permits, etc. for developing this site and the associated costs are being recorded as deferred development expenses. For further information, see the CACS segment in Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Construction supplies are sold from owned facilities adjacent to the main batch plants in Colorado Springs and Pueblo. All of the CACS segment’s facilities are located along the Southern Front Range in Colorado and, in the opinion of management, are in good condition and sufficient for the Company’s current needs. In the opinion of management, the properties owned, leased and under option contain mineable reserves sufficient to service our own sand, rock and gravel requirements and customers for the foreseeable future.

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

On September 15, 2016 a Partial Summary Judgment Order was issued regarding the Company’s previously disclosed litigation, Continental Materials Corporation v. Valco, Inc., Civil Action No. 2014-cv-2510, filed in the United States District Court for the District of Colorado. The suit regards a sand and gravel lease between the Company and Valco, Inc. (“Valco”) that calls for the payment of royalties over the life of the lease on an agreed 50,000,000 tons of sand and gravel reserves. In the suit the Company sought, among other things, to reform the sand and gravel lease in regard to the agreed amount of sand and gravel reserves and to recover approximately $1,282,000 of royalty overpayments. The Partial Summary Judgment Order resolved many of the Company’s claims in Valco’s favor, but the Company’s claim for the return of royalty overpayments made during the statutorily allowed period is still pending. On September 30, 2016 Valco filed a motion seeking to add three counterclaims alleging damages in excess of $5,900,000. The Company opposed Valco’s motion and on December 9, 2016, Valco withdrew its motion to add counterclaims. The Company has asserted partial failure of consideration as a defense to Valco’s counterclaims for unpaid royalties because the consideration for the promise to pay royalties was the 50,000,000 tons of sand and gravel reserves that do not exist. The Company sought certification of the Partial Summary Judgment Order because it and its legal counsel believe the court improperly resolved factual issues in its Partial Summary Judgment Order that should have been decided by a jury. The Company and its legal counsel believe there is a likelihood that some, or all, of the issues resolved by the Partial Summary Judgment Order may be reversed on appeal and remanded for trial by jury although there can be no assurance that an appeal will result in reversal. The Company paid royalties on approximately 17,700,000 tons, including the overpayments, of the 50,000,000 tons of sand and gravel reserves through the end of the third quarter of 2014. The impact of these proceedings could have a material financial effect on the Company; however, the Company does not believe that there is a reasonable basis for estimating the financial impact, if any, of the final outcome of these proceedings and accordingly no accrual or reserve has been recorded in compliance with accounting principles generally accepted in the United States of America. On February 23, 2017, the Partial Summary Judgment Order was certified for immediate appeal, and all other claims, counterclaims and defenses were stayed pending the resolution of that appeal. The Company filed a notice of appeal on March 24, 2017. The appeal is currently pending. See Note 2 for further discussion.

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

PART II

Item 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common stock of Continental Materials Corporation is traded on the NYSEMKT under the symbol CUO. Market sales prices for the fiscal quarters of the past two years are:

		High	Low
2016	Fourth Quarter	$24.40	$21.15
	Third Quarter	26.69	15.70
	Second Quarter	15.85	12.18
	First Quarter	14.95	10.60

2015	Fourth Quarter	$15.25	$12.09
	Third Quarter	16.80	12.80
	Second Quarter	18.19	14.73
	First Quarter	18.06	14.10

At March 17, 2017, the Company had fewer than 300 shareholders.

The Company has never paid, nor does it currently intend to declare, any dividends. The Company’s policy of reinvesting earnings from operations is reviewed periodically by the Board of Directors.

The following sets forth information regarding the Company’s equity plans as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	-	-	66,000

Equity compensation plans not approved by security holders	-	-	-
Total	-	-	66,000

The Company established an open-ended program to repurchase its common stock under which the Board authorized purchases up to a maximum amount of $2,750,000. Repurchases may be made on the open market or in block trades at the discretion of management. As of December 31, 2016, $1,117,603 of the authorized amount remained available for stock repurchases.

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

The Heating and Cooling segment primarily produces and sells gas-fired wall furnaces, console heaters and fan coils from the Company’s wholly-owned subsidiary, WFC of Colton, California. The Evaporative Cooling segment produces and sells primarily evaporative coolers from the Company’s wholly-owned subsidiary, PMI of Phoenix, Arizona. Sales of these two segments are nationwide, but are concentrated in the southwestern United States. Concrete, aggregates and construction supplies are offered from numerous locations along the Southern portion of the Front Range of Colorado operated by the Company’s wholly-owned subsidiaries collectively referred to as TMC. The Door segment sells hollow metal and wood doors, door frames and related hardware, lavatory fixtures and electronic access and security systems through the Company’s wholly-owned subsidiary, MDHI which operates out of facilities in Pueblo and Colorado Springs, Colorado. Sales of these two segments are highly concentrated in the Southern Front Range area of Colorado although Door Segment sales are also made throughout the United States.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations during 2016 was $8,099,000. The increased cash flow, compared to the 2015 level, is attributable mainly to improved operations and receipt of $1,106,000 for redemption of an $854,000 preferred investment previously classified in other assets as of January 2, 2016 and $252,000 of related interest.

Cash provided by operations during 2015 was $1,558,000.  The increased cash flow, compared to the 2014 level, is attributable mainly to improved operations.

Investing activities during 2016 used $4,095,000. Capital expenditures of $4,405,000, primarily in the CACS segment, were offset by $310,000 received for the sale of property and equipment.

Investing activities during 2015 used $2,070,000 as $2,303,000 in capital expenditures was partially offset by $233,000 received for the sale of property and equipment.

During 2016, the Company repaid $4,200,000 on its revolving credit line while $50,000 was used to repurchase stock from a former officer of the Company.

During 2015, the Company borrowed an additional $400,000 against its revolving credit line while $16,000 was used to repurchase stock from a former officer of the Company.

Budgeted capital spending for 2017 is approximately $5,600,000. Projected depreciation, depletion and amortization are approximately $2,800,000. The Company expects to fund the planned capital expenditures from available cash, operating cash flow and/or funds available from the revolving credit facility.

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

Revolving Credit and Term Loan Agreement

The Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) effective November 18, 2011. During 2015, the Company entered into the Fifth Amendment to Credit Agreement effective March 20, 2015 and the Sixth Amendment to Credit Agreement effective August 10, 2015. On March 24, 2016 the Company entered into the Seventh Amendment to Credit Agreement. The Company had previously entered into four separate amendments to the Credit Agreement. Cumulatively, the amendments were entered into by the Company to, among other things, (i) modify certain of the financial covenants, (ii) adjust the amount of the Revolving Commitment, (iii) terminate the Term Loan Commitment upon the repayment in full of the outstanding principal balance (and accrued interest thereon) of the Term Loan, (iv) modify the Borrowing Base calculation to provide for borrowing availability in respect of new Capital Expenditures, (v) decrease the interest rates on the Revolving Loans and (vi) extend the maturity date. Borrowings under the Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles, certain real estate and the common stock of all of the Company’s subsidiaries. Borrowings under the Credit Agreement bear interest based on a London Interbank Offered Rate (LIBOR) or prime rate based option.

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

•	The Minimum Fixed Charge Coverage Ratio is not permitted to be below 1.15 to 1.0 for each trailing twelve month period measured at the end of each Fiscal Quarter.
•

The Company must not permit Tangible Net Worth as of the last day of any future Computation Period to be less than $31,000,000 (provided that the required amount of Tangible Net Worth shall increase (but not decrease) by an amount equal to 50% of the Consolidated Net Income for the immediately preceding Fiscal Year). At December 31, 2016 the required amount of Tangible Net Worth was $32,525,000

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
•

EBITDA means for any Computation Period (or another time period to the extent expressly provided for in the Credit Agreement) the sum of the following with respect to the Company and its Subsidiaries each as determined in accordance with GAAP: (a) Consolidated Net Income, plus (b) federal, state and other income taxes deducted in the determination of Consolidated Net Income, plus (c) Interest Expense deducted in the determination of Consolidated Net Income, plus (d) depreciation, depletion and amortization expense deducted in the determination of Consolidated Net Income, plus (e) for 2014, charges directly related to the closing and reclamation of the Pueblo aggregates mining site, plus (f) any other non-cash charges and any extraordinary charges deducted in the determination of Consolidated Net Income, including any asset impairment charges (including write downs of goodwill), minus (g) any gains from Asset Dispositions, any extraordinary gains and any gains from discontinued operations included in the determination of Consolidated Net Income.

Outstanding funded debt (term debt and revolving credit) was $2,000,000 as of December 31, 2016 compared to $6,200,000 as of January 2, 2016. The highest balance outstanding during 2016 and 2015 was $7,500,000 and $7,400,000, respectively. Average outstanding funded debt was $3,712,000 and $5,205,000 for 2016 and 2015, respectively. At December 31, 2016, the Company had outstanding letters of credit totaling $5,415,000. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the available borrowing capacity exceeded the cash needs of the Company and this situation is expected to continue for the foreseeable future.

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

Reconciliation of Fair Value of Reporting Units to Market Capitalization

The Company estimates that the aggregate fair value of its four reporting units as of December 31, 2016 is approximately $89,000,000. The fair value of the CACS reporting unit was determined as described in the Critical Accounting Policies discussion of Goodwill and Other Intangible Assets below. The fair value of all other reporting units was estimated by management based on a discounted cash flow valuation using a 13% discount rate in all cases. After deducting all outstanding funded debt the calculation yields a net fair value of the equity of the reporting units of $87,000,000. The Company’s market capitalization as of December 31, 2016 was approximately $40,020,000 based on a December 31, 2016 share price of $23.95 and 1,671,000 common shares outstanding. It is the Company’s opinion that its share price reflects the negative impact of its corporate office expenses as many of these would not be required to operate the individual companies. It is also the Company’s opinion that the value of its operating businesses is not diminished as a result of the corporate expenses. Therefore, in the Company’s opinion, in reconciling the fair value of the operating units to the market capitalization, an adjustment to the market capitalization for the corporate expenses is appropriate. Using the five year average corporate office expenses after the related income tax benefit and applying a 13% capitalization rate results in an adjusted market capitalization of $55,321,000 as of December 31, 2016. In the Company’s opinion, the difference between the net fair value of the reporting units and the adjusted market capitalization represents the value of the control premium. As of December 31, 2016 the control premium was approximately 57% of the adjusted market capitalization. A reconciliation of the fair value of the reporting units to the adjusted market capitalization is shown in the table below. Amounts are in thousands except share data.

	Market Capitalization	Market Capitalization
	Based on	Based on the highest
	December 31, 2016	2017 year-to-date
	Closing Price	Closing Price of
	$23.95 Per Share	$30.55 Per Share
Estimated Fair Value of Reporting Units	$89,000	$89,000
Less outstanding funded debt as of 12/31/2016 and 2/10/2017	(2,000)	(1,000)
Net Fair Value of Reporting Units	$87,000	$88,000

Market capitalization:
1,671,000 and 1,670,000 common shares outstanding, respectively	$40,020	$51,019
Adjustment for corporate expenses after income tax effect	15,301	15,301
Adjusted Market Capitalization	55,321	66,319
Control Premium	31,679	21,681
Fair Value of Reporting Units as determined above	$87,000	$88,000
Control Premium as a percentage of Adjusted Market Capitalization	57%	33%

The lowest closing price of the Company’s common stock since December 31, 2016 was $24.76.  Based on the $24.76 closing price of January 3, 2017 this same computation yields a control premium of 54%.

A significant portion of the Company’s common stock is closely held. At December 31, 2016, the Gidwitz Family and other officers and directors of the Company together with the two largest institutional shareholders own approximately 81% of the outstanding shares. The remaining shares (“available float”) represent only 19% of the outstanding shares. Generally, there is limited trading activity in the Company’s shares. On some trading days there is no trading activity. The Company’s share price is subject to sharp volatility on trades of a few hundred shares or less.  For these reasons, it is the opinion of the Company that its market capitalization at any given time is not indicative of the aggregate fair value of the reporting units.

Insurance Policies

The Company maintained insurance policies since March 31, 2016 with the following per incident deductibles and policy limits:

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

DISCUSSION OF CONSOLIDATED RESULTS OF OPERATIONS

2016 vs. 2015

Consolidated sales in 2016 were $151,592,000, an increase of 10.8% or $14,757,000 compared to 2015. Sales in the CACS segment improved $11,772,000, or 21.3%, contributing a majority of the improvement. This increase is attributable to strengthening construction activity in both the Colorado Springs and Pueblo markets, increased pricing in both markets and a windmill job serviced by a portable plant which provided $2,837,000 in revenue. Sales in the Heating and Cooling segment increased by $2,355,000 (6.0%) as both furnace and fan coil sales exceeded prior year levels. Sales in the Evaporative Cooling segment improved marginally, $620,000 (2.5%) while sales in the Door segment were relatively flat.

The consolidated gross profit ratio in 2016 was 20.7% compared to 18.7% for 2015. The gross profit ratio improved in all business segments; more so in the CACS segment and to a lesser degree in the Door, Evaporative Cooling and Heating and Cooling segments.

Selling and administrative expenses were $1,943,000 higher in 2016 compared to 2015. A $218,000 write-off of an uncollectible receivable and increased spending on advertising and promotion in the Evaporative Cooling segment combined with increased compensation costs in all segments contributed to the increase. As a percentage of consolidated sales, selling and administrative expenses were virtually the same, 15.1% and 15.2%, in 2016 and 2015, respectively.

Depreciation and amortization charges were consistent between 2016 and 2015 at $2,436,000 and $2,421,000, respectively. Capital expenditures, which have been lower for several years, increased in 2016 versus the prior year primarily in the CACS segment with the purchase of new mixer trucks and the continued development of an aggregates property under option.

The results for 2016 include a write-off of $632,000 of prepaid royalties related to the cessation of mining at the leased gravel operation in Pueblo, Colorado. See Note 2 for further discussion.

Operating income in 2016 was $5,841,000 compared to $2,516,000 in 2015. The improved operating results are primarily attributable to the CACS segment which reported an increase of $3,689,000. This improvement was the result of increased concrete sales volume and higher sales prices. The Evaporative Cooling and Door segments reported increases of $277,000 and $283,000, respectively while the Heating and Cooling segment reported a decrease in operating profit, $325,000, in 2016 compared to 2015.

Interest income in 2016 was $306,000 compared to $55,000 in 2015. 2016 included $252,000 of interest recorded with redemption of a preferred investment in the CACS segment. Interest expense in 2016 was $367,000 compared to $453,000 in 2015. The decline from the prior year is attributable to lower average borrowings, largely due to improved earnings, and the capitalization of $38,000 of interest expense associated with expenditures related to continued development of an aggregates property under option. The weighted average interest rate on outstanding funded debt, including the availability fee on the unused line of credit and other recurring bank charges but excluding finance charges on letters of credit was approximately 5.7% for 2016 compared to 4.8% for 2015. Average outstanding funded debt in 2016 was $3,712,000 compared to $5,205,000 in 2015.

The Company’s effective income tax rate reflects federal and state statutory income tax rates adjusted for non-deductible expenses, tax credits and other tax items. The effective income tax rate related to 2016 income was 36.8% compared to 35.6% related to 2015 income.

The Company operates four businesses in two industry groups. The businesses are seasonal, weather sensitive and subject to cyclical factors. The following addresses various aspects of operating performance focusing on the reportable segments within each of the two industry groups.

Construction Products Industry Group

The table below presents a summary of operating information for the two reportable segments within the Construction Products industry group for the fiscal years 2016 and 2015 (amounts in thousands).

	Concrete,
	Aggregates and
	Construction
	Supplies	Door
2016
Revenues from external customers	$67,091	$16,990
Segment gross profit	10,187	4,543
Gross profit as percent of sales	15.2%	26.7%
Segment operating income	3,433	1,563
Operating income as a percent of sales	5.1%	9.2%
Segment assets as of December 31, 2016	$33,518	$6,173
Return on assets	10.2%	25.3%

	Concrete,
	Aggregates and
	Construction
	Supplies	Door
2015
Revenues from external customers	$55,319	$16,981
Segment gross profit	5,982	4,173
Gross profit as percent of sales	10.8%	24.6%
Segment operating (loss) income	(256)	1,280
Operating (loss) income as a percent of sales	(0.5)%	7.5%
Segment assets as of January 2, 2016	$31,791	$6,471
Return on assets	(0.8)%	19.8%

Concrete, Aggregates and Construction Supplies Segment

2016 vs. 2015

The product offerings of the CACS segment consist of ready-mix concrete, aggregates and construction supplies. Ready-mix concrete and aggregates are produced at multiple locations in or near Colorado Springs and Pueblo, Colorado. Construction supplies encompass numerous products purchased from third party suppliers and sold to the construction trades particularly concrete sub-contractors. In 2016 concrete, aggregates (including aggregates consumed internally in the production of concrete) and construction supplies accounted for approximately 77%, 17% and 6% of sales of the CACS segment, respectively. In 2015 the sales mix between concrete, aggregates and construction supplies was 72%, 20% and 8%, respectively. Sales to third parties increased by $11,772,000 (21.3%) in 2016 compared to 2015. In 2016 the Company serviced a windmill project from a portable plant which contributed $2,837,000 in revenue. There was no such project in 2015. Excluding the sales to the windmill project for the current year, sales in 2016 increased $8,935,000 (16.2%). The increase is attributable to sustained improvement in the construction market in Colorado Springs, an improving Pueblo market and increased pricing in both markets.

Ready-mix concrete sales, excluding flow fill material, improved by $13,242,000 (32.0%) in 2016 compared to 2015 primarily due to an improved Pueblo market, the windmill project serviced by the portable plant and improved pricing. Concrete volume increased by 18.7%. Excluding the windmill project, ready-mix volume increased by 14.3%. Average concrete prices for 2016, excluding the windmill project and flow fill material, increased by 9.5% compared to 2015. While concrete prices have increased, the market remains sharply competitive especially on large construction projects. Material costs per yard, including cement, increased by 3.4% in 2016 compared to 2015 as higher cement, rock and sand costs were partially offset by lower admixture expenses. Batching costs per yard increased 2.9%, in 2016 compared to 2015 as several technical jobs required additional personnel and overtime. Delivery cash costs per yard decreased 2.2% in 2016 compared to 2015 as lower repairs and maintenance and fuel cost more than offset increased labor and contract trucking expenses. The gross profit ratio from concrete increased from 11.8% in 2015 to 18.6% in 2016. The windmill project was a significant contributor to the increase in volume, sales and gross profit during 2016.

Sand, crushed limestone and gravel (“aggregates”) are produced and sold from various deposits in and around Colorado Springs and Pueblo, Colorado. In 2016 aggregates were produced from three separate locations: two in or near Colorado Springs and one near Florence. As more fully discussed in Note 2, the Company ceased mining at the leased gravel operation in Pueblo, Colorado, in September 2014. Sales volume (tons) of construction aggregates, including those used internally in the production of ready-mix concrete, decreased by 3.6% in 2016.  Average selling prices, excluding delivery charges, increased 8.4% from 2015. The Colorado Springs sand operation sold a significant amount of unprocessed fill sand beginning in the fourth quarter of 2015 and continuing through the second quarter of 2016. Fill sand is a lower priced product as it requires less processing. Net sales of construction aggregates, including those consumed internally in the production of concrete but excluding delivery charges, increased by 4.5%. The Company’s Colorado Springs sand operation also produces industrial sand used in well fracking, the production of stucco and other purposes. As a percentage of total tons of aggregates sold during 2016 and 2015, industrial sand sales were only approximately 0.7% of total aggregate sales volume in each year. The gross profit, before depreciation, from all aggregate operations in 2016 was a loss of $721,000 compared to a profit of $241,000 in 2015.  Operating challenges at two quarries and carrying costs related to the closed Pueblo quarry contributed to the decline in gross profit.

Sales of construction supplies declined 11.3% in 2016. The gross profit ratio improved from 11.0% in 2015 to 12.0% in 2016 mainly due to lower material costs.

Depreciation and amortization charges were $24,000 less in 2016 reflecting a lower level of capital spending in the last five years.

Selling and administrative expenses were $35,000 lower in 2016 compared to 2015. Increased compensation related costs were offset by decreased legal fees. Litigation expenses related to the Pueblo aggregate lease were $876,000 in 2016 compared to $1,200,000 in 2015. As a percentage of sales, selling and administrative expenses were 7.5% in 2016 compared to 9.2% in 2015.

Gains on disposition of assets were $276,000 in 2016, compared to $220,000 in 2015. Additionally, 2016 includes a write-down of $632,000 related to prepaid royalties discussed in Note 2 and $252,000 of interest income recorded with the redemption of a preferred investment previously classified in other assets as of January 2, 2016.

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

2016 vs. 2015

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

Door sales in 2016 were virtually static with the prior year. Bidding activity remains steady and bid prices are still competitive. The gross profit ratio in 2016 was 26.7%, up from 24.6% in 2015. The improvement was the result of improved pricing combined with lower material costs.

Sales and administrative expenses increased by $92,000 (3.3%). The increase was primarily due to higher compensation. As a percentage of sales, these expenses were 16.8% and 16.1%, in 2016 and 2015, respectively.

The Door segment sales backlog at the end of 2016 was $5,331,000 compared to $5,139,000 at the end of 2015.

HVAC Industry Group

The table below presents a summary of operating information for the two reportable segments within the HVAC industry group for the fiscal years 2016 and 2015 (amounts in thousands).

	Heating and	Evaporative
	Cooling	Cooling
2016
Revenues from external customers	$41,853	$25,642
Segment gross profit	10,639	6,046
Gross profit as percent of sales	25.4%	23.6%
Segment operating income	3,046	1,413
Operating income as a percent of sales	7.3%	5.5%
Segment assets as of December 31, 2016	$22,381	$12,283
Return on assets	13.6%	11.5%

	Heating and	Evaporative
	Cooling	Cooling
2015
Revenues from external customers	$39,498	$25,022
Segment gross profit	10,010	5,398
Gross profit as percent of sales	25.3%	21.6%
Segment operating income	3,371	1,135
Operating income as a percent of sales	8.5%	4.5%
Segment assets as of January 2, 2016	$22,628	$12,730
Return on assets	14.9%	8.9%

Heating and Cooling Segment

2016 vs. 2015

Sales in the Heating and Cooling segment improved $2,355,000 (6.0%) between 2016 and 2015. In 2016, approximately 69% of sales consisted of wall furnaces and heaters. Fan coils accounted for approximately 31% of the segment’s sales and other products made up less than 1%. In 2015 these shares of total segment sales were 68%, 32% and less than 1%, respectively. Unit sales of furnaces and heaters were up 2.8% and sales volume increased $2,231,000 (8.3%) in 2016 compared to 2015. Better pricing and product mix contributed to the improvement in sales volume 2016 compared to 2015.

Fan coil sales slowed somewhat in the second half of 2016, but ended the year $640,000 (5.1%) ahead of 2015 results as construction spending in the U.S. lodging industry remains steady. Historically, approximately 90% of the company’s sales of fan coils are custom-made systems for hotels and other commercial buildings. Fan coil sales in both 2016 and 2015 were in line with this historical experience. Fan coil jobs are obtained through a competitive bidding process. Every bid job is a unique configuration of materials and parts, therefore the company does not track units of sales or production as per unit information would not be useful in managing the business. Management focuses on the contribution margin by job, current level of sales and the sales backlog in managing the fan coil business. Contribution margin is an internal measure calculated by deducting variable manufacturing costs and variable selling expenses from sales for a particular product line and is used as an internal measure of profitability for a product or product line. The fan coil contribution margin percentage increased by approximately 2.2 percentage points in 2016 from the 2015 margin. The fan coil sales backlog at the end of 2016 was approximately $2,702,000 compared to $4,679,000 at the end of 2015.

The Heating and Cooling segment’s gross profit ratio was marginally higher at 25.4% in 2016 compared to 25.3% in 2015.

Selling and administrative expenses in 2016 were approximately $925,000 higher than the prior year mainly due to additional headcount, increased compensation costs, including salaries and bonuses, employee benefit costs and commissions. As a percentage of sales, such expenses were 16.9% in 2016 compared to 15.5% in 2015.

Evaporative Cooling Segment

2016 vs. 2015

Sales of evaporative coolers during 2016 increased $620,000, approximately 2.5% compared to the prior year. Unit sales of evaporative coolers were down 4.4% in 2016.  Average selling prices per unit, excluding the effect of parts sales, increased approximately 6.1% due to product mix with unit sales of higher priced industrial and commercial coolers up 11.6% from 2015. Fourth quarter 2016 and fourth quarter 2015 unit sales of standard and single inlet coolers were significantly lower than historical results which management attributes to a recent trend of lower pre-season purchasing. Parts sales increased 5.9% in 2016. Actual average price increases, including parts sales, in 2016 were approximately 6.9%. The change in product mix and higher parts sales combined to account for the overall improvement in average selling prices. The gross profit ratio increased from 21.6% in 2015 to 23.6% in 2016 due to the benefits of higher average selling prices and lower material costs, most notably steel. Selling and administrative expenses were approximately $357,000 (9.2%) higher in 2016. This increase includes a $218,000 write-off of an uncollectible receivable. Greater spending on product marketing, including advertising and trade shows, and lower commission expenses also contributed to the overall increase in selling and administrative expenses. As a percentage of sales, these expenses were 16.5% and 15.4% for 2016 and 2015, respectively.

Both businesses in the HVAC group are sensitive to changes in the prices for a number of different raw materials, commodities and purchased parts. Prices of steel and copper in particular can have a significant effect on the results of operations of this group. The Company is not currently a party to any hedging arrangements with regard to steel or copper.

OUTLOOK

Overall the Company expects consolidated sales in 2017 to exceed the 2016 level. Revenues in the CACS segment are dependent on the level of construction activity along the Front Range in Southern Colorado as well as the level of selling prices. Construction activity has exhibited modest and thus far sustained improvement during the past two years in the Colorado Springs markets.  Construction activity in the Pueblo market has shown some improvement in the current year as well. Concrete pricing has also improved, but the pricing on most bid jobs remains sharply competitive. Further improvements in the CACS segment operating results will depend on a sustained improvement in the Colorado Springs and Pueblo construction markets and the ability to maintain or enhance ready-mix concrete prices especially in response to any increases in cement and/or fuel costs that may occur.

The Company’s HVAC Industry Group anticipates some increase in sales in 2017 primarily from higher fan coil sales due to continued construction spending in the lodging industry. Sales of furnaces, heaters and evaporative coolers are primarily for replacement purposes and therefore are not heavily reliant on new construction. Sales of these products are generally dependent on the overall strength of the economy especially employment levels. Sales of furnaces, heaters and evaporative coolers are also significantly influenced by weather conditions particularly during their respective selling seasons.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission requires all registrants, including the Company, to include a discussion of “critical” accounting policies or methods used in the preparation of financial statements. We believe the following are our critical accounting policies and methods.

Goodwill and Other Intangible Assets

The Company annually assesses goodwill for potential impairment as of the last day of its fiscal year. In addition, to the extent that events occur, either involving the relevant reporting unit or in their industries, the Company revisits its assessment of the recorded goodwill to determine if impairment has occurred and should be recognized. As of December 31, 2016, the Company had recorded $7,229,000 of goodwill consisting of $6,229,000 related to the CACS reporting unit and $1,000,000 related to the Door reporting unit.

The Company follows Accounting Standards Update (ASU) 2011-08 which allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. At the end of 2016 and 2015, the Company concluded that the quantitative analysis was more appropriate than the qualitative analysis. For purposes of measuring the fair value of the CACS reporting unit the Company engages the services of an investment banking firm to assist management with the calculation. The fair value of this reporting unit is determined by applying three valuation methods. These are 1) discounted cash flow (“DCF”) valuation, 2) an analysis of comparable transactions within the industry and 3) comparable enterprise valuations of other public companies in the industry. The DCF valuation was calculated using a discount rate of 13%. The simple average of EBITDA (earnings before interest, taxes, depreciation and amortization) multiples of select transactions in the construction materials industry in the last couple of years was used for method #2 and the simple average of EBITDA multiples of select publicly traded construction materials companies comparable to CACS was used for method #3. The simple average of the valuations under the three methods exceeded the carrying value on the Company’s books by over 150%.

Long-lived Assets (other than Goodwill and Intangible Assets)

The Company reviews long-lived assets by asset group for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the amount and useful life over which cash flows will occur and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available given the Company’s historical experience and internal business plans. In the third quarter of 2016, the Company wrote off $632,000 of royalty overpayments included in other long-term assets at January 2, 2016 after it was determined collection was not likely. See Note 2. Additionally in 2016, the Company received $854,000 for the redemption of a preferred investment that was previously included in other long-term assets at January 2, 2016.

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

Guidance provided by the Codification mandates that cash consideration (including sales incentives) given by a vendor to a customer is presumed to be a reduction of the selling prices of the vendor’s products or services unless both of the following conditions are met: a) the vendor receives an identifiable benefit in exchange for the consideration and b) the vendor can reasonably estimate the fair value of the benefit. Under this guidance, volume incentives and customer discounts provided to our customers are presumed to be a reduction in the selling price of our products and accordingly we record these as a reduction of gross sales. We require that our customers submit proof of both the advertisement and the cost of the advertising expenditure before we allow a deduction for cooperative advertising. Since the Company receives an identifiable and quantifiable benefit, these costs are recorded as selling and administrative expenses. These programs did not have a material effect on operations in 2016 or 2015.

Recently Issued Accounting Standards

The “Recently Issued Accounting Pronouncements” section of Note 1 discusses new accounting policies adopted by the Company since 2015 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards has an effect on our financial condition, results of operations or liquidity, the impacts are discussed in the applicable notes to the consolidated financial statements.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, is not required to provide information in response to this item.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Continental Materials Corporation

Consolidated Statements of Income

For Fiscal Years 2016 and 2015

(Amounts in thousands, except per share data)

	2016	2015

Net sales	$151,592	$136,835
Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	120,161	111,257
Depreciation, depletion and amortization	2,436	2,421
Selling and administrative	22,809	20,866
Charges related to cessation of mining an aggregates deposit	632	—
Gain on disposition of property and equipment	(287)	(225)
Operating income	5,841	2,516
Interest income	306	55
Interest expense	(367)	(453)
Other income, net	54	76
Income before income taxes	5,834	2,194
Provision for income taxes	(2,148)	(781)

Net income	$3,686	$1,413

Basic and diluted income per share	2.21	0.85

Average shares outstanding	1,669	1,661

The accompanying notes are an integral part of the consolidated financial statements.

Continental Materials Corporation

Consolidated Statements of Cash Flows For Fiscal Years 2016 and 2015

(Amounts in thousands)

	2016	2015

Operating activities
Net income	$3,686	$1,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,436	2,421
Write-off of prepaid royalties associated with the Pueblo aggregates deposit	632	—
Deferred income tax provision	1,533	771
Compensation of Board of Directors paid by issuance of treasury shares	152	197
Provision for doubtful accounts	280	63
Gain on disposition of property and equipment	(287)	(225)
Changes in working capital items:
Receivables	44	(2,767)
Inventories	(999)	(2,170)
Prepaid expenses	331	(499)
Accounts payable and accrued expenses	2,666	1,960
Income taxes payable and refundable	(669)	394
Other	(1,706)	—
Net cash provided by operating activities	8,099	1,558

Investing activities:
Capital expenditures	(4,405)	(2,303)
Cash proceeds from sale of property and equipment	310	233
Net cash used in investing activities	(4,095)	(2,070)

Financing activities:
Borrowings on the revolving bank loan	27,250	34,350
Repayments on the revolving bank loan	(31,450)	(33,950)
Payments to acquire treasury stock	(50)	(16)
Net cash (used in) provided by financing activities	(4,250)	384

Net decrease in cash and cash equivalents	(246)	(128)

Cash and cash equivalents:
Beginning of period	547	675

End of period	$301	$547

Supplemental disclosures of cash flow items:
Cash paid (received) during the year for:
Interest, net	$365	$412
Income taxes, net	1,285	(388)

The accompanying notes are an integral part of the consolidated financial statements.

Continental Materials Corporation

Consolidated Balance Sheets As of December 31, 2016 and January 2, 2016

(Amounts in thousands except share data)

	December 31, 2016	January 2, 2016
ASSETS
Current assets:
Cash and cash equivalents	$301	$547
Receivables less allowance of $220 for fiscal 2016 and 2015	22,359	22,715
Receivable for insured losses	32	—
Inventories	20,645	19,646
Prepaid expenses	1,807	2,138
Refundable income taxes	739	70
Total current assets	45,883	45,116

Property, plant and equipment
Land and improvements	2,781	2,766
Buildings and improvements	20,531	20,278
Machinery and equipment	77,366	77,633
Mining properties	8,776	7,063
Less accumulated depreciation and depletion	(89,848)	(90,101)
	19,606	17,639

Other assets
Goodwill	7,229	7,229
Amortizable intangible assets, net	—	21
Deferred income taxes	1,616	3,149
Other assets	3,674	2,601
	$78,008	$75,755

LIABILITIES
Current liabilities:
Revolving bank loan payable	$2,000	$6,200
Accounts payable	7,532	7,122
Accrued expenses
Compensation	3,280	1,767
Reserve for self-insured losses	1,861	2,334
Liability for unpaid claims covered by insurance	32	—
Profit sharing	1,310	831
Reclamation	748	695
Other	2,988	2,518
Total current liabilities	19,751	21,467

Accrued reclamation	5,192	4,980
Other long-term liabilities	861	892

SHAREHOLDERS’ EQUITY
Common shares, $.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,765	1,817
Retained earnings	65,169	61,483
Treasury shares, at cost	(15,373)	(15,527)
	52,204	48,416
	$78,008	$75,755

The accompanying notes are an integral part of the consolidated financial statements.

Continental Materials Corporation

Consolidated Statements of Shareholders’ Equity

For Fiscal Years 2016 and 2015

(Amounts in thousands except share data)

		Common	Capital
	Common	shares	in excess	Retained	Treasury	Treasury
	shares	amount	of par	earnings	shares	shares cost
Balance at January 3, 2015	2,574,264	$643	$1,827	$60,070	924,097	$15,718
Net income	—	—	—	1,413	—	—
Compensation of Board of Directors by issuance of treasury shares	—	—	(10)	—	(12,000)	(207)
Purchase of treasury shares	—	—	—	—	1,000	16
Balance at January 2, 2016	2,574,264	643	1,817	61,483	913,097	15,527
Net income	—	—	—	3,686	—	—
Compensation of Board of Directors by issuance of treasury shares	—	—	(52)	—	(12,000)	(204)
Purchase of treasury shares	—	—	—	—	2,000	50
Balance at December 31, 2016	2,574,264	$643	$1,765	$65,169	903,097	$15,373

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

RECLASSIFICATIONS

Certain reclassifications have been made to the fiscal 2015 Consolidated Balance Sheet and Consolidated Statement of Cash Flows to conform to the 2016 financial statement presentation. These reclassifications had no effect on total assets, liabilities or shareholders’ equity.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In the first quarter of 2016, the Company implemented ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which changes how deferred taxes are classified on organizations’ balance sheets.  The change has been applied retrospectively for all periods presented.  The effect of implementation is to report a consolidated non-current net asset of $1,616,000 and $3,149,000 in the consolidated balance sheets as of December 31, 2016 and January 2, 2016, respectively. Adoption of this update resulted in reclassifying current deferred income tax assets of $1,078,000 to non-current deferred income tax assets in the consolidated balance sheet as of January 2, 2016.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This new revenue standard creates a single source of revenue guidance for all companies in all industries and is more principles-based than current revenue guidance. Subsequently, the FASB has issued various ASUs to provide further clarification around certain aspects of ASC 606. This standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and the Company will adopt the standard on January 1,

2018. While the Company has not completed its analysis of the impact of the provisions of this standard, we do not expect a significant impact to the consolidated financial statements or disclosure.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This new standard supersedes existing lease guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. The standard will be effective for the Company in the first quarter of 2019 and will be adopted using a modified retrospective approach. While we anticipate the adoption of ASU 2016-02 may have a significant impact on our consolidated balance sheets, consolidated statements of income and disclosures, we are unable to quantify the financial statement impact at this time.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2016 and January 2, 2016 and the reported amounts of revenues and expenses during both of the two years in the period ended December 31, 2016. Actual results could differ from those estimates.

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

INVENTORIES

Inventories are valued at the lower of cost or market and are reviewed periodically for excess or obsolete stock with a provision recorded, where appropriate. Cost for inventory in the HVAC industry group is determined using the last-in, first-out (LIFO) method. These inventories represent approximately 79% of total inventories at December 31, 2016 and 82% at January 2, 2016. The cost of all other inventory is determined by the first-in, first-out (FIFO) or average cost methods. Some commodity prices such as copper, steel, cement and diesel fuel have experienced significant fluctuations in recent years. Cement and diesel fuel prices are principally relevant to the CACS segment while steel prices and copper prices are principally relevant to our two HVAC businesses. The general effect of using LIFO is that higher prices are not reflected in the inventory carrying value. Current costs are reflected in the cost of sales. The inventories of the businesses using either FIFO or an average costing method for valuing inventories turn over frequently and at any point in time the amount of cement or fuel inventory is not significant. As a result of these circumstances, the commodity fluctuations have primarily affected the cost of sales with little effect on the valuation of inventory. Due to the nature of our products, obsolescence is not typically a significant exposure, however our HVAC businesses will from time to time contend with some slow-moving inventories or parts that are no longer used due to engineering changes. We believe that our inventory valuation reserves are not material. At December 31, 2016, inventory reserves were approximately 1.4% of the total FIFO inventory value.

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

Amortizable intangible assets consist of a restrictive land covenant and customer relationships related to the Company’s acquisition of the assets of a ready-mix concrete business in 2006. The restrictive land covenant was being amortized on a straight-line basis over its estimated life of ten years. The customer relationships amount was amortized over its estimated life of ten years using the sum-of-the-years digits method. Both of these intangible assets were fully amortized as of December 31, 2016.

During the fourth quarter of 2016 the Company paid $2,500,000 related to an aggregate property near Colorado Springs. As the Company negotiates with the State of Colorado to obtain the necessary mining permits the amount is being held in an escrow account and is included in other assets as of December 31, 2016.

The Company is party to three aggregate property leases which require royalty payments. The leased gravel operation in Pueblo Colorado is currently the subject of litigation as the Company seeks, among other things, to rescind the lease and to recover overpayment of approximately $627,000 of royalties. This overpayment is included in the other long-term assets category. See Note 2.

RETIREMENT PLANS

The Company and certain subsidiaries have various contributory profit sharing retirement plans for specific employees. The plans allow qualified employees to make tax deferred contributions pursuant to Internal Revenue Code Section 401(k). The Company may make annual contributions, at its discretion, based primarily on profitability. In addition, any individuals whose compensation is in excess of the amount eligible for the Company matching contribution to the 401(k) plan as established by Section 401 of the Internal Revenue Code, participate in an unfunded Supplemental Profit Sharing Plan. This plan accrues an amount equal to the difference between the amount the person would have received as Company contributions to his account under the 401(k) plan had there been no limitations and the amount the person will receive under the 401(k) plan giving effect to the limitations. Costs under the plans are charged to operations as incurred. As of December 31, 2016 and January 2, 2016, the unfunded liabilities related to the Supplemental Profit Sharing Plan were $854,000 and $901,000, respectively.

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

GAAP also requires an entity to accrue the gross amount of a loss even if the entity has purchased insurance to cover the loss. Therefore the Company has recorded losses for workers’ compensation, automobile liability, medical plan coverage and general and product liability claims in excess of the deductible amounts, i.e., amounts covered by insurance contracts, in “Liability for unpaid claims covered by insurance” with a corresponding “Receivable for insured losses” on the balance sheet. The components of the liability represent both unpaid settlements and management’s best estimate of the future liability related to open claims. Management has evaluated the creditworthiness of our insurance carriers and determined that recovery of the recorded losses is probable and, therefore, the receivable from insurance has been recorded for the full amount of the insured losses. The amount of claims and related insured losses at December 31, 2016 was $32,000.  There were no such claims and related insured losses at January 2, 2016.

RECLAMATION

In connection with permits to mine properties in Colorado, the Company is obligated to reclaim the mined areas whether the property is owned or leased. The Company records a reserve for future reclamation work to be performed at its various aggregate operations based upon an estimate of the total expense that would be paid to a third party to reclaim the disturbed areas. Reclamation expense is determined during the interim periods using the units-of-production method. At each fiscal year-end, a more formal and complete analysis is performed and the expense and reserve is adjusted to reflect the estimated cost to reclaim the then disturbed and unreclaimed areas. The assessment of the reclamation liability may be done more frequently if events or circumstances arise that may indicate a change in estimated costs, recoverable material or period of mining activity. As part of the year-end analysis, the Company engages an independent specialist to assist in reevaluating the estimates of both the quantities of recoverable material and the cost of reclamation. Most of the reclamation on any mining property is generally performed concurrent with mining or soon after each section of the deposit is mined. The Company’s reserve for reclamation activities was $5,940,000 at December 31, 2016 and $5,675,000 at January 2, 2016. The Company classifies a portion of the reserve as a current liability, $748,000 at December 31, 2016 and $695,000 at January 2, 2016 based upon historical expenditures and the anticipated reclamation timeframe for the Pueblo aggregate operation which is still under litigation as discussed in Note 2.

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

The Company is responsible for warranty related to the manufacture of its HVAC products. The Company does not perform installation services except for installation of electronic access and security systems in the Door segment, nor are maintenance or service contracts offered. Changes in the aggregated product warranty liability for the fiscal years 2016 and 2015 were as follows (amounts in thousands):

	2016	2015
Beginning balance	$121	$109
Warranty related expenditures	(120)	(150)
Warranty expense accrued	117	162
Ending balance	$118	$121

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

The Company has established a valuation reserve related to the carry-forward of all charitable contributions deductions arising from prior years. For Federal tax purposes, net operating losses can be carried forward for a period of 20 years while alternative minimum tax credits can be carried forward indefinitely. For state tax purposes, net operating losses can be carried forward for periods ranging from 5 to 20 years for the states that the Company is required to file in. California Enterprise Zone credits can be used through 2023 while Colorado credits can be carried forward for 7 years.

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

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. In many instances in the Concrete, Aggregates and Construction Supplies segment and in the Heating and Cooling segment (as it relates to the fan coil product line), the Company retains lien rights on the properties served until the receivable is collected. The Company writes off accounts when all efforts to collect the receivable have been exhausted. The Company maintains allowances for potential credit losses based upon the aging of accounts receivable, management’s assessment of individual accounts and historical experience. Such losses have been within management’s expectations. See Note 15 for a description of the Company’s customer base.

All long-lived assets are in the United States. No customer accounted for 10% or more of total sales of the Company in fiscal 2016 or 2015.

Substantially all of the Heating and Cooling Segment’s factory employees are covered by a collective bargaining agreement through the Carpenters Local 721 Union under a contract that expires on December 31, 2018.

IMPAIRMENT OF LONG-LIVED ASSETS

In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required. In the fiscal quarter ended October 1, 2016 the Company wrote off $632,000 of prepaid royalties related to the leased gravel operation in Pueblo, Colorado. See Note 2.

FISCAL YEAR END

The Company’s fiscal year-end is the Saturday nearest December 31. Fiscal 2016 and fiscal 2015 each consisted of 52 weeks.

2. CESSATION OF MINING AT LEASED PUEBLO GRAVEL SITE

On September 15, 2016 a Partial Summary Judgment Order was issued regarding the Company’s previously disclosed litigation, Continental Materials Corporation v. Valco, Inc., Civil Action No. 2014-cv-2510, filed in the United States District Court for the District of Colorado. The suit regards a sand and gravel lease between the Company and Valco, Inc. (“Valco”) that calls for the payment of royalties over the life of the lease on an agreed 50,000,000 tons of sand and gravel reserves. In the suit the Company sought, among other things, to reform the sand and gravel lease in regard to the agreed amount of sand and gravel reserves and to recover approximately $1,282,000 of royalty overpayments included in other long-term assets. The Partial Summary Judgment Order resolved many of the Company’s claims in Valco’s favor, but the Company’s claim for the return of royalty overpayments made during the statutorily allowed period is still pending. During the third quarter of 2016, the Company recorded a $632,000 write-down representing the portion of the royalty overpayment paid prior to the statutorily allowed period because of litigation risk attendant to recovering that amount. On September 30, 2016 Valco filed a motion seeking to add three counterclaims alleging damages in excess of $5,900,000. The Company opposed Valco’s motion and on December 9, 2016, Valco withdrew its motion to add counterclaims. The Company has asserted partial failure of consideration as a defense to Valco’s counterclaims for unpaid royalties because the consideration for the promise to pay royalties was the 50,000,000 tons of sand and gravel reserves that do not exist. The Company sought certification of the Partial Summary Judgment Order because it and its legal counsel believe the court improperly resolved factual issues in its Partial Summary Judgment Order that should have been decided by a jury. The Company and its legal counsel believe there is a likelihood that some, or all, of the issues resolved by the Partial Summary Judgment Order may be reversed on appeal and remanded for trial by jury although there can be no assurance that an appeal will result in reversal. The Company paid royalties on approximately 17,700,000 tons, including the overpayments, of the 50,000,000 tons of sand and gravel reserves through the end of the third quarter of 2014. The impact of these proceedings could have a material financial effect on the Company; however, the Company does not believe that there is a reasonable basis for estimating the financial impact, if any, of the final outcome of these proceedings and accordingly no accrual or reserve has been recorded in compliance with accounting principles generally accepted in the United States of America. On February 23, 2017, the Partial Summary Judgment Order was certified for immediate appeal, and all other claims, counterclaims and defenses were stayed pending the resolution of that appeal. The Company filed a notice of appeal on March 24, 2017. The appeal is currently pending.

3. INVENTORIES

Inventories consisted of the following (amounts in thousands):

	December 31, 2016	January 2, 2016
Finished goods	$8,077	$7,446
Work in process	1,433	1,459
Raw materials and supplies	11,135	10,741
	$20,645	$19,646

If inventories valued on the LIFO basis were valued at current costs, inventories would be higher by $5,731,000 and   $5,748,000 at December 31, 2016 and January 2, 2016, respectively.

4. GOODWILL AND AMORTIZABLE INTANGIBLE ASSETS

As of December 31, 2016 the Company has recorded $7,229,000 of goodwill consisting of $6,229,000 related to the CACS segment and $1,000,000 related to the Door segment. The Company assesses goodwill for potential impairment at the end of each year. For the CACS segment, the Company engages the services of an investment banking firm to assist management in determining the fair value of the reporting unit. For the Door segment, the Company prepares a discounted cash flow analysis to estimate the fair value of the reporting unit. In addition, if events occur or circumstances change in the relevant reporting segments or in their industries the Company will then reassess the recorded goodwill to determine if impairment has occurred. No goodwill impairment was recognized for any of the periods presented. The valuation of goodwill and other intangibles is considered a significant estimate. Future economic conditions could negatively impact the value of the business which could trigger an impairment that would materially impact earnings.

There were no changes in recorded goodwill for either of the years ended December 31, 2016 or January 2, 2016.

Identifiable intangible assets consist of the following (amounts in thousands):

	December 31, 2016		January 2, 2016
	Gross		Gross
	carrying	Accumulated	carrying	Accumulated
	amount	amortization	amount	amortization
Amortized intangible assets:
Restrictive land covenant	$350	$350	$350	$332
Customer relationships	370	370	370	367
	$720	$720	$720	$699

Amortization expense of intangible assets was $21,000 for 2016 and $45,000 for 2015. All intangible assets are fully amortized as of December 31, 2016; therefore, future amortization expense is $0.

5. REVOLVING BANK LOAN

The Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) effective November 18, 2011. The Company entered into the Fifth Amendment to Credit Agreement effective March 20, 2015 and the Sixth Amendment to Credit Agreement effective August 10, 2015. Effective March 24, 2016, the Company entered into the Seventh Amendment to Credit Agreement. The Company had previously entered into four separate amendments to the Credit Agreement. Cumulatively, the amendments were entered into by the Company to, among other things, (i) modify certain of the financial covenants, (ii) adjust the amount of the Revolving Commitment,  (iii) terminate the Term Loan Commitment upon the repayment in full of the outstanding principal balance (and accrued interest thereon) of the Term Loan, (iv) modify the Borrowing Base calculation to provide for borrowing availability in respect of new Capital Expenditures, (v) decrease the interest rates on the Revolving Loans and (vi) extend the maturity date. Borrowings under the Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles, certain real estate and the common stock of all of the Company’s subsidiaries. Borrowings under the Credit Agreement bear interest based on a London Interbank Offered Rate (LIBOR) or prime rate based option.

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

•	The Minimum Fixed Charge Coverage Ratio is not permitted to be below 1.15 to 1.0 for each trailing twelve month period measured at the end of each Fiscal Quarter.
•

The Company must not permit Tangible Net Worth as of the last day of any future Computation Period to be less than $31,000,000 (provided that the required amount of Tangible Net Worth shall increase (but not decrease) by an amount equal to 50% of the Consolidated Net Income for the immediately preceding Fiscal Year).

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
•

EBITDA means for any Computation Period (or another time period to the extent expressly provided for in the Credit Agreement) the sum of the following with respect to the Company and its Subsidiaries each as determined in accordance with GAAP: (a) Consolidated Net Income, plus (b) federal, state and other income taxes deducted in the determination of Consolidated Net Income, plus (c) Interest Expense deducted in the determination of Consolidated Net Income, plus (d) depreciation, depletion and amortization expense deducted in the determination of Consolidated Net Income, plus (e) for 2014, charges  directly related to the closing and reclamation of the Pueblo aggregates mining site, plus (f) any other non-cash charges and any extraordinary charges deducted in the determination of Consolidated Net Income, including any asset impairment charges (including write downs of goodwill), minus (g) any gains from Asset Dispositions, any extraordinary gains and any gains from discontinued operations included in the determination of Consolidated Net Income.

Outstanding funded revolving debt was $2,000,000 as of December 31, 2016 compared to $6,200,000 as of January 2, 2016. The highest balance outstanding during 2016 and 2015 was $7,500,000 and $7,400,000 respectively. Average outstanding funded debt was $3,712,000 and $5,205,000 for 2016 and 2015, respectively. At December 31, 2016, the Company had outstanding letters of credit totaling $5,415,000. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the available borrowing capacity exceeded the cash needs of the Company and this situation is expected to continue for the foreseeable future.

The Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement will be sufficient to cover expected cash needs, including planned capital expenditures, for the next twelve months except for the expenditures related to the acquisition of the necessary equipment needed to begin mining an aggregates property near Colorado Springs should TMC succeed in obtaining the required mining permits from the State of Colorado and El Paso County. As of December 31, 2016 the Company has invested and capitalized approximately $2,884,000 of deferred development expenditures related to this aggregates property. The Company expects to arrange for term or mortgage financing to fund the acquisition of the necessary equipment needed to begin mining the property should the permits be granted. The Company expects to be in compliance with all debt covenants, as amended, throughout the facility’s remaining term.

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

The Company purchased 2,000 shares and 1,000 shares of its common stock from a former employee to become treasury stock during fiscal 2016 and fiscal 2015, respectively. Under the 2010 Non-Employee Directors Stock Plan (the “Plan”) the Company reserved 150,000 treasury shares representing the maximum number of shares allowed to be granted to non-employee directors in lieu of the base director retainer fee. The Company issued a total of 12,000 shares to the eight eligible board members effective April 6, 2016 as full payment for their 2016 retainer fee. The Company issued a total of 12,000 shares to the eight eligible board members effective January 15, 2015 as full payment for their 2015 retainer fee.

8. EARNINGS PER SHARE

The Company does not have any common stock equivalents, warrants or other convertible securities outstanding,  therefore there are no differences between the calculation of basic and diluted EPS for the fiscal years 2016 or 2015.

9. RENTAL EXPENSE, LEASES AND COMMITMENTS

The Company leases certain of its facilities and equipment and is required to pay the related taxes, insurance and certain other expenses. Rental expense was $4,595,000 and $3,429,000 for 2016 and 2015, respectively.

Future minimum rental commitments under non-cancelable operating leases for 2017 and thereafter are as follows: 2017 – $1,842,000; 2018 – $1,436,000; 2019 – $803,000; 2020 – $659,000; 2021 – $572,000 and thereafter – $2,234,000. The commitments do not include any amounts related to minimum royalty payments due on an aggregates property lease in conjunction with the Pueblo, Colorado operation as discussed in Note 2. The commitments do include amounts expected to be reimbursed to the Company by related party tenants as discussed in Note 13. These related party amounts for 2017 and thereafter are as follows: 2017 - $166,000; 2018 – $169,000; 2019 – $171,000; 2020 – $174,000; 2021 – $177,000 and thereafter – $1,057,000.

10. RETIREMENT PLANS

As discussed in Note 1, the Company maintains defined contribution retirement benefit plans for eligible employees. Total plan expenses charged to continuing operations were $1,229,000 and $873,000 in 2016 and 2015, respectively.

11. CURRENT ECONOMIC CONDITIONS

Construction activity along the Southern Front Range of Colorado, around Colorado Springs, exhibited modest and thus far sustained improvement over the past two years. Construction activity in the Pueblo market has shown some improvement in the current year as well. Residential construction is expected to remain below prior, more robust periods, however commercial construction is improving. A new street tax passed in Colorado Springs is expected to spur some municipal projects over the next five years. Economic growth in Southern Colorado continues to lag behind the growth experienced in the Denver area. Although pricing improved in the CACS segment during 2016, bidding on jobs has been and is expected to remain highly competitive. Further improvement in the CACS segment will require sustained improvement in the Colorado Springs and Pueblo construction markets and the ability to maintain or enhance ready-mix concrete prices especially in response to any increases in cement and/or fuel costs that may occur.

The markets for products manufactured or fabricated by the Heating and Cooling segment are expected to remain somewhat strong mainly due to anticipated continuation of construction spending in the lodging industry. The markets for the Evaporative Cooling and Door segments are expected to stay fairly constant. As has historically been the case, sales of all segments, other than the Door segment, are influenced by weather conditions.

12. INCOME TAXES

The provision for income taxes is summarized as follows (amounts in thousands):

	2016	2015
Federal: Current	$613	$(71)
Deferred	1,284	737
State: Current	2	2
Deferred	249	113
	$2,148	$781

Note that the percentage effect of an item on the statutory tax rate in a given year will fluctuate based upon the magnitude of the pre-tax profit or loss in that year. The difference between the tax rate on income for financial statement purposes and the federal statutory tax rate was as follows:

	2016	2015
Statutory tax rate	34.0%	34.0%
Percentage depletion	(1.8)	(4.0)
Non-deductible expenses	1.0	2.0
Valuation allowance for tax assets	1.0	(4.9)
State income taxes, net of federal benefit	4.2	5.7
Expiring charitable contributions	—	2.6
Domestic production deduction	(0.8)	—
Other	(0.8)	0.2
	36.8%	35.6%

For financial statement purposes, deferred tax assets and liabilities are recorded at a blend of the current statutory federal and states’ tax rates – 37.96%. The principal temporary differences and their related deferred taxes are as follows (amounts in thousands):

	2016	2015
Deferred tax assets
Reserves for self-insured losses	$579	$605
Accrued reclamation	1,945	2,154
Unfunded supplemental profit sharing plan liability	351	379
Asset valuation reserves	267	317
Future state tax credits	789	789
Net state operating loss carryforwards	167	252
Federal AMT carryforward	620	481
Federal NOL carryforward	—	16
Other	873	746
	5,591	5,739
Deferred tax liabilities
Depreciation	1,013	841
Deferred development	1,057	563
Prepaid royalties	1,187	478
Other	588	635
	3,845	2,517
Net deferred tax asset before valuation allowance	1,746	3,222
Valuation allowance
Beginning balance	(73)	(180)
(Increase) decrease during the period	(57)	107
Ending Balance	(130)	(73)
Net deferred tax asset	$1,616	$3,149

At December 31, 2016 the Company carries a valuation reserve of $79,000  ($30,000 tax effected) related to the carry forward of charitable contribution deductions arising in prior years due to the uncertainty that the Company will be able to utilize these deductions prior to the expiration of their carry forward periods. For Federal purposes, Alternative Minimum Tax credits can be carried forward indefinitely. For State purposes, Net Operating Losses can be carried forward for periods ranging from 5 to 20 years for the states that the Company is required to file in. Of the $789,000 of recorded state tax credits, $760,000 relates to California Enterprise Zone hiring credits earned in prior years. California repealed the credit and limited its use to tax years through 2023. The Company established a valuation reserve of $152,000  ( $100,000 tax effected) at the end of the current year related to the carryforward of the California Enterprise Zone hiring credits due to the uncertainty that the Company will be able to utilize the credits prior to their expiration in 2023.

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

As a result of the evaluation of the realizability of our deferred tax assets as of December 31, 2016, we concluded that it was more likely than not that all of our deferred tax assets would be realized to the extent not reserved for by a valuation allowance.

The Company accounts for uncertainty in income taxes recognized in its financial statements by applying GAAP’s recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The financial statement effects of a tax position are initially recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon effective settlement with a taxing authority. There was no gross amount of unrecognized tax benefits at either December 31, 2016 or January 2, 2016.

We file income tax returns in the United States Federal and various state jurisdictions. Federal tax years 2013 and on remain subject to examination. Various state income tax returns also remain subject to examination.

13. RELATED PARTY TRANSACTIONS

A director of the Company is a partner in a  law firm engaged to represent the Company in various legal matters including the lawsuit filed by the Company related to the sand and gravel lease discussed in Note 2. For the year ending December 31, 2016 the Company has paid the director’s firm $522,000 for services rendered. During fiscal 2015 the same director’s firm was paid $494,000.

The corporate office leases space in Chicago, Illinois that is shared with three organizations related to the Company’s principal shareholders. Each of the organizations pays its pro-rata share of rent and other expenses based on a square footage allocation.  See Note 9 for additional discussion. Furthermore, the Company purchases insurance coverage for workers’ compensation, general and umbrella liability together with another company controlled by the Company’s principal shareholders to minimize insurance costs. Allocation of the expense of the program is either provided by the underwriter or based upon a formula that considers, among other things, sales levels, loss exposure and claim experience. Claims under the self-insured portion of the policies are charged directly to the incurring party. Amounts receivable from these organizations at December 31, 2016 and January 2, 2016 were $213,000 and $89,000, respectively.

14. UNAUDITED QUARTERLY FINANCIAL DATA

The following table and footnotes provide summarized unaudited fiscal quarterly financial data for 2016 and 2015 (amounts in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2016
Sales	$34,228	$42,721	$37,647	$36,996
Gross profit	7,019	9,640	8,038	6,734
Depreciation, depletion and amortization	639	651	607	539
Net income	508	1,801	1,042	335
Basic and Diluted income per share	0.31	1.08	0.62	0.20

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2015
Sales	$30,685	$34,865	$36,165	$35,120
Gross profit	5,498	6,689	6,908	6,483
Depreciation, depletion and amortization	646	651	640	484
Net (loss) income	(196)	346	562	701
Basic and Diluted (loss) income per share	(0.12)	0.21	0.34	0.42

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

The following table presents information about reported segments for the fiscal years 2016 and 2015 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

	Construction Products Industry			HVAC Industry
	Concrete,
	Aggregates &		Combined	Heating			Unallocated
	Construction		Construction	and	Evaporative	Combined	Corporate
	Supplies	Doors	Products	Cooling	Cooling	HVAC	(a)	Total
Year Ended December 31, 2016
Revenues from external customers	$67,091	$16,990	$84,081	$41,853	$25,642	$67,495	$16	$151,592
Depreciation, depletion and amortization	1,340	134	1,474	526	413	939	23	2,436
Operating income (loss)	3,433	1,563	4,996	3,046	1,413	4,459	(3,614)	5,841
Segment assets	33,518	6,173	39,691	22,381	12,283	34,664	3,653	78,008
Capital expenditures	3,296	110	3,406	655	182	837	162	4,405

	Construction Products Industry			HVAC Industry
	Concrete,
	Aggregates &		Combined	Heating			Unallocated
	Construction		Construction	and	Evaporative	Combined	Corporate
	Supplies	Doors	Products	Cooling	Cooling	HVAC	(a)	Total
Year Ended January 2, 2016
Revenues from external customers	$55,319	$16,981	$72,300	$39,498	$25,022	$64,520	$15	$136,835
Depreciation, depletion and amortization	1,364	128	1,492	504	399	903	26	2,421
Operating (loss) income	(256)	1,280	1,024	3,371	1,135	4,506	(3,014)	2,516
Segment assets	31,791	6,471	38,262	22,628	12,730	35,358	2,135	75,755
Capital expenditures	1,539	31	1,570	494	239	733	—	2,303

(a)	Includes unallocated corporate office expenses and assets which consist primarily of cash and cash equivalents, prepaid expenses, property, plant and equipment.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last annual report.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders

Continental Materials Corporation

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Continental Materials Corporation (Company) as of December 31, 2016 and January 2, 2016, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years then ended.  Our audit also included the years 2016 and 2015 information on the consolidated financial statement schedule listed in the Form 10-K Index at Part IV, Item 15(a)2.  The Company’s management is responsible for these consolidated financial statements and consolidated financial statement schedule.  Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits of the basic consolidated financial statements.  The consolidated financial statement schedule is presented for purposes of complying with the Securities and Exchange Commission’s rules and regulations and are not a required part of the consolidated financial statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Continental Materials Corporation as of December 31, 2016 and January 2, 2016, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Note 1 to the consolidated financial statements, in 2016, the Company adopted new accounting guidance regarding classification of deferred tax assets and liabilities. Our opinion is not modified with respect to this matter.

/s/  BKD, LLP

Indianapolis, Indiana

March 31, 2017

Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) as of December 31, 2016. The Chief Executive Officer and Chief Financial Officer, based on that evaluation, concluded that our disclosure controls and procedures are effective and were reasonably designed to ensure that all material information relating to the Company (including its subsidiaries) required to be disclosed in our reports filed and submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Commission.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework (1992). Based on this assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting is effective. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.

As of December 31, 2016, the Company was not an “accelerated filer” as defined in Rule 12b-2 under the Exchange Act. Accordingly, pursuant to SEC rules and regulations, the Company is not required to include, and this Annual Report on Form 10-K does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We are required to annually reassess our status as a “smaller reporting company” as of the end of our fiscal year to determine whether we will be required to provide Management’s Annual Report on Internal Control Over Financial Reporting and the associated report of our independent registered public accounting firm in our Annual Report.

Changes in Internal Control Over Financial Reporting

As noted above, the Company continually reassesses its internal control over financial reporting and makes changes as deemed prudent. No material weaknesses were identified in the review, therefore no changes in the Company’s internal controls over financial reporting occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.    OTHER INFORMATION

The Company does not have any information, not already reported, that is required to be reported on Form 8-K during the fourth quarter of the year covered by this Form 10-K.

PART III

Items 10 through 14 of Part III have been omitted from this Annual Report because the registrant expects to file, not later than 120 days following the close of its fiscal year ended December 31, 2016, its definitive 2017 proxy statement. The information required by Items 10 through 14 of Part III will be included in that proxy statement and such information is hereby incorporated by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1	The following financial statements are included in Item 8 of Part II:
Consolidated statements of income for fiscal years 2016 and 2015
Consolidated statements of cash flows for fiscal years ended 2016 and 2015
Consolidated balance sheets as of December 31, 2016 and January 2, 2016
Consolidated statements of shareholders’ equity for fiscal years 2016 and 2015

(a) 2	The following is a list of financial statement schedules filed as part of this Annual Report:

Schedule II Valuation and Qualifying Accounts & Reserves For the Fiscal Years 2016 and 2015

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

Exhibit 10

Amended and Restated Credit Agreement dated November 18, 2011 among Continental Materials Corporation, as the Company (borrower), The Various Financial Institutions Party Hereto, as Lenders, and The PrivateBank and Trust Company, as Administrative Agent and Arranger, filed as Exhibit 10 to Form 10-Q for the quarter ended October 1, 2011, incorporated herein by reference; First Amendment thereto dated March 21, 2013 filed as Exhibit 10 to Form 10-K for the fiscal year ended December 29, 2012; Second Amendment thereto dated March 20, 2014 filed as Exhibit 10 to Form 10-K for the fiscal year ended December 28, 2013; Third Amendment thereto dated June 28, 2014 filed as Exhibit 10 to Form 10-Q for the quarter ended June 28, 2014; Fourth Amendment thereto dated November 13, 2014 filed as Exhibit 10 to Form 10-Q for the quarter ended September 27, 2015; Fifth Amendment thereto dated March 20, 2015 filed as Exhibit 10 to Form 10-K for the fiscal year ended January 2, 2016; Sixth Amendment thereto dated August 8, 2015 filed as Exhibit 10 to Form 10-Q for the quarter ended October 3, 2015 and the Seventh Amendment thereto dated March 24, 2016 filed as Exhibit 10 to Form 10-K for the fiscal year ended January 2, 2016.

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

Exhibit 101

The following financial information from the Company’s Annual Report for the fiscal year ended December 31, 2016 filed with the SEC on March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income for the fiscal years 2016 and 2015, (ii) the Consolidated Statements of Cash Flows for the fiscal years 2016 and 2015, (iii) the Consolidated Balance Sheets as of December 31, 2016 and January 2, 2016, (iv) the Consolidated Statements of Shareholders’ Equity for fiscal years 2016 and 2015, and (v) Notes to Consolidated Financial Statements.

*     Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION
Registrant

By:	/S/Mark S. Nichter
Mark S. Nichter, Vice President, Secretary and Chief Financial Officer

Date:  March 31, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY(IES)	DATE

/S/ James G. Gidwitz	Chief Executive Officer and a Director
James G. Gidwitz	(Principal Executive Officer)	March 31, 2017

/S/ Mark S. Nichter	Vice President, Secretary and Controller
Mark S. Nichter	(Principal Financial and Accounting Officer)	March 31, 2017

/S/ William D. Andrews
William D. Andrews	Director	March 31, 2017

/S/ Thomas H. Carmody
Thomas H. Carmody	Director	March 31, 2017

/S/ Betsy R. Gidwitz
Betsy R. Gidwitz	Director	March 31, 2017

/S/ Ralph W. Gidwitz
Ralph W. Gidwitz	Director	March 31, 2017

/S/ Ronald J. Gidwitz
Ronald J. Gidwitz	Director	March 31, 2017

/S/ Theodore R. Tetzlaff
Theodore R. Tetzlaff	Director	March 31, 2017

/S/ Peter E. Thieriot
Peter E. Thieriot	Director	March 31, 2017

/S/ Darrell M. Trent
Darrell M. Trent	Director	March 31, 2017

CONTINENTAL MATERIALS CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (c) (e)

for the fiscal years 2016 and 2015

COLUMN A	COLUMN B	COLUMN C(1)	COLUMN D		COLUMN E
	Balance at	Additions
	Beginning of	Charged to Costs	Deductions -		Balance at End of
Description	Period	and Expenses	Describe		Period
Year 2016
Allowance for doubtful accounts (c)	$220,000	$280,000	$280,000	(a)	$220,000
Inventory valuation reserve (c)	$435,000	$78,000	$201,000	(b)	$312,000
Reserve for self-insured losses	$2,334,000	$4,143,000	$4,616,000	(d)	$1,861,000

Year 2015
Allowance for doubtful accounts (c)	$235,000	$63,000	$78,000	(a)	$220,000
Inventory valuation reserve (c)	$383,000	$163,000	$111,000	(b)	$435,000
Reserve for self-insured losses	$2,492,000	$4,601,000	$4,759,000	(d)	$2,334,000

Notes:

(a)	Accounts written off, net of recoveries.

(b)	Amounts written off upon disposal of assets.

(c)	Reserve deducted in the balance sheet from the asset to which it applies.

(d)	Payments of self-insured claims including healthcare claims accrued and paid in connection with the Company’s self-insured employee healthcare benefit plan.

(e)	Column C (2) has been omitted as the answer would be “none”.