Form 10-Q
period 2017-04-01
CONTINENTAL MATERIALS CORP
filed 2017-05-16
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.25 par value, shares outstanding at May 10, 2017: 1,682,167.

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

APRIL 1, 2017 AND DECEMBER 31, 2016

(000’s omitted except share data)

	APRIL 1, 2017	DECEMBER 31,
	(Unaudited)	2016
ASSETS
Current assets:
Cash and cash equivalents	$295	$301
Receivables, net	22,347	22,359
Receivable for insured losses	15	32
Inventories
Finished goods	9,329	8,077
Work in process	1,425	1,433
Raw materials and supplies	12,277	11,135
Prepaid expenses	1,771	1,807
Refundable income taxes	956	739
Total current assets	48,415	45,883

Property, plant and equipment	19,598	19,606

Other assets
Goodwill	7,229	7,229
Deferred income taxes	1,616	1,616
Other assets	3,643	3,674
	$80,501	$78,008

LIABILITIES
Current liabilities:
Revolving bank loan payable	$3,200	$2,000
Accounts payable and accrued expenses	19,130	17,719
Liability for unpaid claims covered by insurance	15	32
Total current liabilities	22,345	19,751

Other long-term liabilities	6,074	6,053

SHAREHOLDERS’ EQUITY
Common shares, $.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,887	1,765
Retained earnings	64,747	65,169
Treasury shares, 892,097 and 903,097, at cost	(15,195)	(15,373)
	52,082	52,204
	$80,501	$78,008

See notes to condensed consolidated financial statements.

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE THREE MONTHS ENDED APRIL 1, 2017 AND APRIL 2, 2016

(Unaudited)

(000’s omitted except per-share amounts)

	APRIL 1,	APRIL 2,
	2017	2016
Net sales	$34,103	$34,228
Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	28,072	27,209
Depreciation, depletion and amortization	638	639
Selling and administrative	6,004	5,716
Gain on disposition of property and equipment	—	(188)
	34,714	33,376

Operating (loss) income	(611)	852
Interest income	18	15
Interest expense	(66)	(110)
Other income, net	20	13
(Loss) income before income taxes	(639)	770
Benefit (provision) for income taxes	217	(262)

Net (loss) income	(422)	508

Retained earnings, beginning of period	65,169	61,483

Retained earnings, end of period	$64,747	$61,991

Basic and diluted (loss) income per share	$(0.25)	$0.31

Average shares outstanding	1,674	1,661

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 1, 2017 AND APRIL 2, 2016

(Unaudited)

(000’s omitted)

	APRIL 1,	APRIL 2,
	2017	2016
Net cash (used) provided by operating activities	$(576)	$1,436

Investing activities:
Capital expenditures	(630)	(1,082)
Cash proceeds from sale of property and equipment	—	212
Net cash used in investing activities	(630)	(870)

Financing activities:
Borrowings on the revolving bank loan	5,600	6,650
Repayments on the revolving bank loan	(4,400)	(7,350)
Net cash provided by (used in) financing activities	1,200	(700)

Net decrease in cash and cash equivalents	(6)	(134)
Cash and cash equivalents:
Beginning of period	301	547

End of period	$295	$413

Supplemental disclosures of cash flow items:
Cash paid during the year for:
Interest, net	$92	$103
Income taxes, net	—	265

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

NOTES TO THE QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED APRIL 1, 2017

(Unaudited)

1.    Basis of Presentation:

The unaudited interim condensed consolidated financial statements included herein are prepared pursuant to the Securities and Exchange Commission (the “Commission”) rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual consolidated financial statements have been omitted. The condensed consolidated balance sheet of Continental Materials Corporation (the “Company”) as of December 31, 2016 has been derived from the audited consolidated balance sheet of the Company as of that date. The interim condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K. In the opinion of management, the condensed consolidated financial statements include all adjustments (none of which were other than normal recurring adjustments) necessary for a fair statement of the results for the interim periods and to ensure the financial statements are not misleading. Certain reclassifications have been made to the 2016 consolidated financial statements to conform to the 2017 presentation. The reclassifications had no effect on the consolidated results of operations, the net decrease in cash or the total assets, liabilities or shareholders’ equity of the Company.

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

The Company has established a valuation reserve related to the carry-forward of all charitable contributions deductions arising from prior years as well as for a portion of the California Enterprise Zone credit not expected to be utilized prior to expiration. For Federal tax purposes, net operating losses can be carried forward for a period of 20 years while alternative minimum tax credits can be carried forward indefinitely. For state tax purposes, net operating losses can be carried forward for periods ranging from 5 to 20 years for the states that the Company is required to file in. California Enterprise Zone credits can be used through 2023 while Colorado credits can be carried forward for 7 years.

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

4.    In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This new revenue standard creates a single source of revenue guidance for all companies in all industries and is more principles-based than current revenue guidance. Subsequently, the FASB has issued various ASUs to provide further clarification around certain aspects of ASC 606. This standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and the Company will adopt the standard on January 1, 2018. While the Company has not completed its analysis of the impact of the provisions of this standard, assuming no change to the current terms of sales utilized by the Company, we do not expect a significant impact to the consolidated financial statements or disclosure.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This new standard supersedes existing lease guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. The standard will be effective for the Company in the first quarter of 2019 and will be adopted using a modified retrospective approach. While we anticipate the adoption of ASU 2016-02 may have a significant impact on our consolidated balance sheets, consolidated statements of operations and disclosures, we are unable to quantify the financial statement impact at this time.

There are no other significant prospective accounting pronouncements that are expected to have a material effect on the Company’s consolidated financial statements.

5.    Operating results for the first three months of 2017 are not necessarily indicative of performance for the entire year due to the seasonality of most of the Company’s products. Historically, sales of the Evaporative Cooling segment are higher in the first and second quarters, sales of the Concrete, Aggregates and Construction Supplies (CACS) segment are higher in the second and third quarters and sales of furnaces in the Heating and Cooling segment are higher in the third and fourth quarters. Sales of the Door segment are generally more evenly spread throughout the year.

6.    There is no difference in the calculation of basic and diluted earnings per share (EPS) for the three-month periods ended April 1, 2017 and April 2, 2016 as the Company does not have any dilutive instruments.

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

The following table presents information about reported segments for the three-month periods ended April 1, 2017 and April 2, 2016 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

	Construction Products Industry			HVAC Industry
	Concrete,
	Aggregates &		Combined	Heating		Combined
	Construction		Construction	and	Evaporative	HVAC	Unallocated
	Supplies	Doors	Products	Cooling	Cooling	Products	Corporate	Total
Three Months ended April 1, 2017
Revenues from external customers	$13,483	$3,869	$17,352	$10,436	$6,309	$16,745	$6	$34,103
Depreciation, depletion and amortization	337	35	372	151	107	258	8	638
Operating (loss) income	(584)	292	(292)	565	(57)	508	(827)	(611)
Segment assets	34,863	6,865	41,728	20,085	15,714	35,799	2,974	80,501
Capital expenditures (b)	382	101	483	98	43	141	6	630

	Construction Products Industry			HVAC Industry
	Concrete,
	Aggregates &		Combined	Heating		Combined
	Construction		Construction	and	Evaporative	HVAC	Unallocated
	Supplies	Doors	Products	Cooling	Cooling	Products	Corporate	Total
Three Months ended April 2, 2016
Revenues from external customers	$12,199	$3,855	$16,054	$11,150	$7,020	$18,170	$4	$34,228
Depreciation, depletion and amortization	347	31	378	138	119	257	4	639
Operating (loss) income	(194)	310	116	1,034	453	1,487	(751)	852
Segment assets (a)	33,518	6,173	39,691	22,381	12,283	34,664	3,653	78,008
Capital expenditures (b)	919	22	941	117	24	141	—	1,082

(a)	Segment assets are as of December 31, 2016.
(b)	Capital expenditures are presented on the accrual basis of accounting.

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

9.  The Company issued a total of 12,000 shares to the eight eligible board members effective March 8, 2017 as full payment for their 2017 retainer fee. As of April 2, 2016 the Company had not yet issued shares to the eight eligible board members as full payment for their 2016 retainer fee. All shares were issued under the 2010 Non-Employee Directors Stock Plan.

10.  The Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) effective November 18, 2011. The Company has negotiated the Eighth Amendment to Credit Agreement which, among other things, extends the maturity date from May 1, 2018 to May 1, 2020. The Company is in the process of completing the internal documentation necessary to execute the Amendment. The Company had previously entered into seven separate amendments to the Credit Agreement. Cumulatively, the amendments were entered into by the Company to, among other things, (i) modify certain of the financial covenants, (ii) adjust the amount of the Revolving Commitment, (iii) terminate the Term Loan Commitment upon the repayment in full of the outstanding principal balance (and accrued interest thereon) of the Term Loan, (iv) modify the Borrowing Base calculation to provide for borrowing availability in respect of new Capital Expenditures, (v) decrease the interest rates on the Revolving Loans, (vi) extend the maturity date and (vii) decrease the Letter of Credit fee rate. Borrowings under the Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles, certain real estate and the common stock of all of the Company’s subsidiaries. Borrowings under the Credit Agreement bear interest based on a London Interbank Offered Rate (LIBOR) or prime rate based option.

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

•	The Minimum Fixed Charge Coverage Ratio is not permitted to be below 1.15 to 1.0 for each trailing twelve month period April 1, 2017 each Fiscal Quarter.
•

The Company must not permit Tangible Net Worth as of the last day of any Computation Period to be less than $31,000,000 (provided that the required amount of Tangible Net Worth shall increase (but not decrease) by an amount equal to 50% of the Consolidated Net Income for the immediately preceding Fiscal Year). Therefore, the required Tangible Net Worth as of April 1, 2017 is $32,843,000.

•	The Balance Sheet Leverage Ratio as of the last day of any Computation Period may not exceed 1.00 to 1.00.
•	The maturity date of the credit facility is May 1, 2020.
•	Interest rate pricing for the revolving credit facility is currently LIBOR plus 2.25% or the prime rate.

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

Outstanding funded revolving debt was $3,200,000 as of April 1, 2017 compared to $2,000,000 as of December 31, 2016. The highest balance outstanding during the first three months of 2017 and 2016 was $3,650,000 and $6,500,000, respectively. Average outstanding funded debt was $1,895,000 and $4,830,000 for the first three months of 2017 and 2016, respectively. At April 1, 2017, the Company had outstanding letters of credit totaling $5,415,000. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the available borrowing capacity exceeded the cash needs of the Company and this situation is expected to continue for the foreseeable future.

The Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement will be sufficient to cover expected cash needs, including planned capital expenditures, for the next twelve months except for the expenditures related to the acquisition of the necessary equipment needed to begin mining an aggregates property near Colorado Springs should TMC succeed in obtaining the required mining permits from the State of Colorado and El Paso County. As of April 1, 2017 the Company had invested and capitalized approximately $3,100,000 of deferred development expenditures related to this aggregates property. The Company expects to arrange for term or mortgage financing to fund the acquisition of the necessary equipment needed to begin mining the property should the permits be granted. The Company expects to be in compliance with all debt covenants, as amended, throughout the facility’s remaining term.

11.  The Company is involved in litigation matters related to its business, principally product liability matters related to the gas-fired heating products and fan coil products in the Heating and Cooling segment. In the Company’s opinion, none of these proceedings, when concluded, will have a material adverse effect on the Company’s consolidated results of operations or financial condition as the Company has established adequate accruals for matters that are probable and estimable. The Company does not accrue estimated future legal costs related to the defense of theses matters but rather expenses legal costs as incurred. Additionally, see Note 8 for discussion of litigation regarding the Pueblo sand and gravel lease.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help investors understand the Company’s results of operations, financial condition and current business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Company Overview

For an overview of the Company’s operations and operating structure, see Note 7 to the condensed consolidated financial statements contained in this Quarterly Report.

Liquidity and Capital Resources

Sales of the Company’s HVAC products are seasonal except for fan coils. Sales of furnaces, heaters and evaporative coolers are sensitive to weather conditions particularly during their respective peak selling seasons. Fan coil sales are, to a significant extent, dependent on commercial construction, particularly of hotels. Revenues in the CACS segment are primarily dependent on the level of construction activity along the Southern Front Range in Colorado. Sales for the Door segment are not as seasonal nor are they much affected by weather conditions. Historically, the Company has experienced operating losses during the first quarter except when the weather is mild and demand strong along the Southern Front Range. Operating results typically improve in the second and third quarters reflecting more favorable weather conditions in southern Colorado and the seasonal sales of the Evaporative Cooling segment. Fourth quarter results can vary based on weather conditions in Colorado as well as in the principal markets for the Company’s heating equipment. As expected, the Company reported an operating loss for the first quarter of 2017. For the first quarter of 2016 the Company reported an operating profit primarily due to the CACS segment which benefited from favorable weather and substantially higher fan coil sales.

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

Cash used by operations was $576,000 during the first three months of 2017 compared to $1,436 provided during the first three months of 2016. The current year use of cash is attributable to operating results combined with changes in working capital items; primarily increases in inventory levels partially offset by decreases in receivables. The prior year provision of cash was attributable to improved operating results combined with changes in working capital items.

During the three months ended April 1, 2017, investing activities used $630,000 of cash compared to $870,000 of cash used in the prior year’s period. Capital expenditures during the first three months of 2017 were $630,000 compared to $1,082,000 during the first three months of 2016. Lower capital spending in the CACS segment was the primary reason for this decrease. Additionally, the first three months of 2016 included $212,000 of cash proceeds from the sale of equipment compared to none in the first three months of 2017.

Financing activities during the first three months of 2017 provided $1,200,000 as borrowings were used to partially finance the increase in working capital. During the first three months of 2016 financing activities used $700,000 as available cash was used to pay down the revolving bank loan. See also the discussion of the Revolving Credit and Term Loan Agreement below.

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

The Credit Agreement either limits or requires prior approval by the lender of additional borrowings, acquisition of stock of other companies, purchase of treasury shares and payment of cash dividends. Payment of accrued interest is due monthly or at the end of the applicable LIBOR period. The Credit Agreement has a maturity date of May 1, 2020.

The Company’s outstanding borrowings against the revolving credit facility were $3,200,000 at April 1, 2017. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the entire revolving credit facility was available to the Company. This situation is expected to continue for the foreseeable future.

As of April 1, 2017 the Company was in compliance with all covenants in the Credit Agreement and expects to be in compliance with all loan covenants for the remaining term of the Credit Agreement. The Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement will be sufficient to cover expected cash needs, including planned capital expenditures, for the next twelve months except for the expenditures related to the acquisition of the necessary equipment needed to begin mining an aggregates property near Colorado Springs should Transit Mix succeed in obtaining the required mining permits from the State of Colorado and El Paso County. The Company expects to arrange for term or mortgage financing to fund the acquisition of the necessary equipment needed to begin mining the property should the permits be granted. The Company expects to be in compliance with all debt covenants, as amended, throughout the facility’s remaining term.

Results of Operations - Comparison of Quarter Ended April 1, 2017 to the Quarter Ended April 2, 2016

(In the ensuing discussions of the results of operations the Company defines the term gross profit as the amount determined by deducting cost of sales before depreciation, depletion and amortization from sales. The gross profit ratio is gross profit divided by sales.)

Consolidated sales in the first quarter of 2017 were $34,103,000, a decrease of $125,000 or less than 1% compared to the first quarter of 2016. The CACS segment reported current quarter sales $1,284,000 higher than the first quarter of 2016 while the Door segment was relatively constant with an increase of less than 1%. These increased sales were more than offset by lower sales in the Heating and Cooling segment, down $714,000 (6.4%), and the Cooling segment, down $711,000 (10.1%) in the first quarter of 2017 compared to the prior year first quarter.

The consolidated gross profit ratio in the first quarter of 2017 was 17.7% compared to 20.5% in the same period of 2016. All segments, with exception of the Door segment, reported declines in gross profit margin in the first quarter of 2017 compared to the prior year first quarter. The Door segment gross profit percentage was fairly steady, increasing 0.4%, in the first quarter of the current year compared to the first quarter of the prior year. The decreases in gross profit for the other three segments are addressed in the discussion of segments below.

Consolidated selling and administrative expenses were $288,000 higher than the comparable prior year quarter.

As a percentage of consolidated sales, selling and administrative expenses increased to 17.6% in the first quarter of 2017 from 16.7% in the first quarter of 2016.

Consolidated depreciation and amortization charges were virtually identical at $639,000 in the first quarter of 2017 compared to $638,000 in the first quarter of 2016.

The consolidated operating loss in the first quarter of 2017 was $611,000 compared to consolidated operating income of $852,000 in the first quarter of 2016. All segments reported declines in operating results and are addressed in the discussion of segments below.

Interest income for the first quarter 2017 was $18,000 compared to $15,000 for the first quarter of 2016. Interest expense in the first quarter of 2017 was $66,000 compared to $110,000 in the first quarter of 2016. Interest expense includes interest on outstanding funded debt, finance charges on outstanding letters of credit, the fee on the unused revolving credit line and other recurring fees charged by the lending bank. The decline from the prior year quarter is attributable to lower average borrowings and the capitalization of $24,000 of interest associated with the deferred development expenditures discussed in Note 10. The weighted average interest rate on outstanding funded debt in the first quarter of 2017, including the fee on the unused line of credit and other recurring bank charges but excluding finance charges on letters of credit, was approximately 8.1% compared to 4.9% in the first quarter of 2016. The higher interest rate was due to the lower average outstanding funded debt of $1,895,000 during the first quarter of 2017 compared to $4,830,000 in the first quarter of 2016. At the end of the first quarter of 2017 the outstanding funded debt was $3,200,000 compared to $5,500,000 at the end of the first quarter of 2016.

The Company’s effective income tax rate reflects federal and state statutory income tax rates adjusted for non-deductible expenses, tax credits and other tax items. The estimated effective income tax rate in the first quarter of 2017 was a benefit of 34.0% compared to a provision of 34.0% for the first quarter of 2016.

The Company operates four businesses in two industry groups. The businesses are generally seasonal, weather sensitive and subject to cyclical factors. The following addresses various aspects of operating performance focusing on the reportable segments within each of the two industry groups.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products industry group for the quarters ended April 1, 2017 and April 2, 2016 (dollar amounts in thousands):

	Concrete,
	Aggregates and
	Construction
	Supplies	Door
Three Months ended April 1, 2017
Revenues from external customers	$13,483	$3,869
Segment gross profit	1,050	1,025
Gross profit as percent of sales	7.8%	26.5%
Segment operating (loss) income	(584)	292
Operating (loss) income as a percent of sales	(4.3)%	7.5%
Segment assets as of April 1, 2017	$34,863	$6,865
Return on assets	(1.7)%	4.3%

Three Months ended April 2, 2016
Revenues from external customers	$12,199	$3,855
Segment gross profit	1,297	1,005
Gross profit as percent of sales	10.6%	26.1%
Segment operating (loss) income	(194)	310
Operating (loss) income as a percent of sales	(1.6)%	8.0%
Segment assets as of April 2, 2016	$31,419	$6,834
Return on assets	(0.6)%	4.5%

Concrete, Aggregates and Construction Supplies Segment

The product offerings of the CACS segment consist of ready-mix concrete, aggregates and construction supplies. Ready-mix concrete and aggregates are produced at multiple locations in or near Colorado Springs and Pueblo, Colorado. Construction supplies encompass numerous products purchased from third party suppliers and sold to the construction trades, particularly concrete sub-contractors. During the three months ended April 1, 2017, concrete, aggregates and construction supplies accounted for approximately 74%, 20% and 6% of the sales of the CACS segment, respectively, including aggregates consumed internally in the production of concrete. In the first quarter of 2016, the sales mix between concrete, aggregates and construction supplies was 68%, 25% and 7%, respectively. Sales including aggregates consumed internally increased $1,316,000 (9.5%) from the first quarter of 2016 to the current year quarter. Sales to third parties increased by $1,284,000 (11.2%) between the same periods. The gross profit reported by the CACS segment declined to 7.8% in the first quarter of 2017 from 10.6% in the first quarter of the prior year. The decrease is primarily attributable to TMC’s aggregates operations as discussed below.

Ready-mix concrete sales, excluding flow fill material, increased 18.8% in the first quarter of 2017 versus the first quarter of 2016. Concrete volume, on the same basis, was 13.8% higher in the first quarter of 2017 compared to the prior year quarter. Average concrete prices for the first quarter of 2017 increased by approximately 4.3% over the comparable 2016 quarter largely due to a 3.9% increase in material costs. The market remains sharply competitive especially on large construction projects. Cement is the highest cost raw material used in the production of ready-mix concrete. Cement costs per yard increased by 10.6% in the first quarter of the current year compared to the same quarter of 2016. Higher cement costs, including delivery, were partially offset by lower fly ash, rock and other admixture costs. Batching cash costs per yard increased by 6.9% while delivery cash costs per yard increased 6.7% during the first quarter of the current year over the first quarter of the prior year. The increase in batching costs is attributable to higher equipment rental costs which was partially offset by lower repair and maintenance costs. The increase in delivery costs was mainly due to higher fuel and contract trucking costs.

The CACS segment also produces and sells sand, crushed limestone and gravel (collectively “aggregates”) from deposits in and around Colorado Springs. Sales volume (tons) of construction aggregates, including those used internally in the production of ready-mix concrete, decreased 29.0% in the first quarter of 2017 compared to the comparable 2016 quarter. Average selling prices, excluding freight, increased 23.8% due to the higher ratio of concrete sand to fill sand sales. Although the sand operation remained profitable in the first quarter of 2017, increased labor and repair and maintenance expenses reduced the related gross profit by 32.4% per ton in the first quarter of 2017 compared to the first quarter of 2016. This decline combined with the impact of mining challenges at two of the quarries and carrying costs related to the closed Pueblo quarry contributed to the $428,000 loss reported by the aggregates operations in the first quarter of 2017 compared to an $84,000 loss for the first quarter of 2016.

Sales of construction supplies decreased by $87,000 (9.5%) in the first quarter of 2017 compared to the prior year quarter. The lower sales combined with the fixed nature of many associated costs lead to a negative gross profit for the current year quarter compared to the $64,000 gross profit reported in the first quarter of 2016.

Depreciation and amortization charges decreased by $10,000 in the first quarter of 2017 compared to the first quarter of 2016.

Selling and administrative expenses were $30,000 lower in the first quarter of 2017 compared to the same period in 2016. Increased compensation related expenses were more than offset by reduced legal fees. Litigation fees related to the Pueblo aggregate lease were $176,000 during the first quarter of 2017 compared to $301,000 incurred during the comparable period of 2016. As a percentage of sales selling and administrative expenses decreased to 9.6% in the first quarter of 2017 compared to 10.9% in the first quarter of 2016.

Results for the first quarter of 2016 include $183,000 of gains on the sale of excess equipment. There were no such sales in the first quarter of 2017.

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

Door sales in the first quarter of 2017 were $14,000 (0.4%) higher than in the first quarter of the previous year. Bidding prices remain competitive. The gross profit ratio in the first quarter of 2017 was 26.5%, up from 26.1% in the comparable quarter of 2016. The improvement in the gross profit ratio is principally due to better pricing and mix of products shipped during the first quarter of 2017.

Sales and administrative expenses were $29,000 higher in the first quarter of 2017 compared to the first quarter of 2016. As a percentage of sales, these expenses were 18.0% and 17.4% in the first quarters of 2017 and 2016, respectively.

The Door segment sales backlog at the end of the first quarter of 2017 was $5,797,000 compared to $5,853,000 at the end of the first quarter of 2016.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products industry group for the quarters ended April 1, 2017 and April 2, 2016 (dollar amounts in thousands):

	Heating and	Evaporative
	Cooling	Cooling
Three Months ended April 1, 2017
Revenues from external customers	$10,436	$6,309
Segment gross profit	2,795	1,155
Gross profit as percent of sales	26.8%	18.3%
Segment operating income (loss)	565	(57)
Operating income (loss) as a percent of sales	5.4%	(0.9)%
Segment assets as of April 1, 2017	$20,085	$15,714
Return on assets	2.8%	(0.4)%

Three Months ended April 2, 2016
Revenues from external customers	$11,150	$7,020
Segment gross profit	3,023	1,690
Gross profit as percent of sales	27.1%	24.1%
Segment operating income	1,034	453
Operating income as a percent of sales	9.3%	6.5%
Segment assets as of April 2, 2016	$18,959	$16,002
Return on assets	5.5%	2.8%

Heating and Cooling Segment

In the first quarter of 2017, approximately 68% of sales in the Heating and Cooling segment consisted of wall furnaces and heaters. Fan coils accounted for 30% of the segment’s sales and other products were about 2%. In the first quarter of 2016 these shares of total segment sales were 69%, 31% and less than 1%, respectively. Overall sales in the Heating and Cooling segment in the first quarter of 2017 decreased by $714,000 (6.4%) compared to the same period in 2016.

Sales of furnaces and heaters increased 11.3% in the three months ended April 1, 2017 compared to the three months ended April 2, 2016. Unit shipments of furnaces and heaters were 8.3% higher in the first quarter of 2017. Prior year first quarter shipments were lower than usual, something management attributed to warm weather in the first quarter of 2016, most notably in January. Average sales prices for furnaces and heaters were about 2.8% higher compared to a year ago as a result of changes in product mix. The gross profit from furnaces and heaters declined in the first quarter of 2017 largely due to the increased cost of steel.

Sales of fan coils during the first quarter of 2017 declined 31.6% from the comparable 2016 quarter. Sales of fan coils in the first quarter of 2016 were significantly higher than anticipated, but slowed over the remainder of the year. The fan coil sales backlog at April 1, 2017 was $4,441,000 compared to $3,188,000 at April 2, 2016.  Typically, approximately 90% of the sales of fan coils are custom-made systems for hotels and other commercial buildings. Fan coil jobs are obtained through a competitive bidding process. Since every bid job is a unique configuration of materials and parts, the Company does not track units of sales or production as such unit volume data would not be useful in managing the business. Management focuses on the contribution margin by job, the current level of sales and the sales backlog in managing the fan coil business. Contribution margin is measured by deducting variable manufacturing costs and variable selling expenses from sales for a particular product line and is used as an internal measure of profitability for a product or product line. The fan coil contribution margin percentage in the first quarter of 2017 was 34.0%, up from 29.5% in the first quarter of 2016. Both quarters’ margins were considered to be acceptable performance levels.

The Heating and Cooling segment’s gross profit ratio for the first quarter of 2017 was 26.8% compared to 27.1% in the first quarter of 2016. The lower gross profit ratio is attributable primarily to the reduced gross profit margins of the furnace and heater lines discussed above.

Selling and administrative expenses in the first quarter of 2017 were $228,000 higher than the first quarter of the previous year.  The increase was attributable to increased compensation costs, legal fees and marketing related expenses. As a percentage of sales, selling and administrative expenses were 19.9% in the first quarter of 2017 and 16.6% in the first quarter of 2016.

The Heating and Cooling segment’s operating profit decreased $469,000 (45.4%) for the first quarter of 2017 compared to the first quarter of 2016. This is attributable to lower overall sales combined with higher material costs and increased selling and administrative expenses.

Evaporative Cooling Segment

Sales of evaporative coolers declined $711,000 (10.1%) in the first quarter of 2017 compared to the first quarter of 2016.  Unit sales of evaporative coolers in the first quarter of 2017 were approximately 11.0% lower than in the first quarter of 2016. Average selling prices were up less than 1% between the first quarter of 2017 and the first quarter of 2016. The gross profit ratio in the first quarter of 2017 was 18.3% compared to 24.1% a year ago. The decline in gross profit ratio is attributable to higher material costs, notably steel, and increased labor costs.

Selling and administrative expenses were $13,000 (1.2%) lower in the first quarter of 2017 as higher compensation related costs were more than offset by decreased advertising expenses. As a percentage of sales, selling and administrative expenses increased to 17.5% in the current quarter of 2017 from 15.9% in the prior year quarter.

The Evaporative Cooler segment reported an operating loss of $57,000 for the first quarter of 2017 compared to operating income of $453,000 for the first quarter of 2016. Lower sales volume and higher material and labor costs contributed to the decline in operating results for the current period as selling and administrative costs remained relatively unchanged.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements contained in this Quarterly Report have been prepared in accordance with accounting principles generally accepted in the United States of America which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of April 1, 2017 and December 31, 2016 and affect the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates.

Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management, is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

OUTLOOK

Although the Company expects consolidated sales in 2017 to exceed the 2016 level, revenues in the CACS segment are dependent of the level of construction activity along the Front Range in Southern Colorado as well as the level of selling prices. Construction activity has exhibited modest and thus far sustained improvement during the past two years in the Colorado Springs market. Construction activity in the Pueblo market has shown some improvement in last year as well. Concrete pricing has also improved, but the pricing on most bid jobs remains sharply competitive. Further improvements in the CACS segment operating results will depend on a sustained improvement in the Colorado Springs and Pueblo construction markets and the ability to maintain or enhance ready-mix concrete prices especially in response to any increases in cement and/or fuel costs that may occur.

The Company’s HVAC Industry Group anticipates some increase in sales in 2017 primarily from higher fan coil sales. Fan coil sales, however, are dependent on continued construction spending in the lodging industry as well as the timing of projects. Sales of furnaces, heaters and evaporative coolers are primarily for replacement purposes and therefore are not heavily reliant on new construction. Sales of these products are generally dependent on the overall strength of the economy, especially employment levels. Sales of furnaces, heaters and evaporative coolers are also significantly influenced by weather conditions, particularly during their respective selling seasons.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 4 to the condensed consolidated financial statements contained in this Quarterly Report for a discussion of recently issued accounting standards.

MATERIAL CHANGES TO CONTRACTUAL OBLIGATIONS

There were no material changes to contractual obligations that occurred during the quarter ended April 1, 2017.

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

Item 4.Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) as of April 1, 2017. The Chief Executive Officer and Chief Financial Officer, based on that evaluation, concluded that the Company’s disclosure controls and procedures are effective and were reasonably designed to ensure that all material information relating to the Company (including its subsidiaries) required to be disclosed in the reports filed and submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission.

(b)Changes in Internal Control Over Financial Reporting.

During the quarter ended April 1, 2017, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The Company reserved 150,000 treasury shares representing the maximum number allowed to be granted under the 2010 Non-Employee Directors Stock Plan (Plan) to non-employee directors in lieu of the base director retainer fee. The Company issued a total of 12,000 shares to the eight eligible board members effective March 8, 2017 as full payment for their 2017 retainer fee. In 2016 the Company issued shares to the eight eligible board members as full payment of their 2016 retainer fee during the second quarter. Transactions pursuant to the Plan are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(a)(2) of the Securities Act, as the shares authorized under the plan may only be issued to the Company’s directors and are not offered to the public. At April 1, 2017, a total of 54,000 shares remain eligible for issuance under the Plan.

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

101

The following financial information from Continental Materials Corporation’s Quarterly Report on Form 10-Q for the period ended April 1, 2017 filed with the SEC on May 16, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Retained Earnings for the three-month periods ended April 1, 2017 and April 2, 2016, (ii) the Condensed Consolidated Balance Sheets at April 1, 2017 and April 2, 2016, (iii) the Condensed Consolidated Statements of Cash Flows for the three-month periods ended April 1, 2017 and April 2, 2016, and (iv) Notes to the Quarterly Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION

Date:	May 16, 2017	By:	/s/ Mark S. Nichter
Mark S. Nichter, Vice President, Secretary
and Chief Financial Officer