Form 10-Q
period 2017-07-01
CONTINENTAL MATERIALS CORP
filed 2017-08-15
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.25 par value, shares outstanding at August 10, 2017: 1,682,167.

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

JULY 1, 2017 AND DECEMBER 31, 2016

(000’s omitted except share data)

	JULY 1, 2017	DECEMBER 31,
	(Unaudited)	2016
ASSETS
Current assets:
Cash and cash equivalents	$328	$301
Receivables, net	24,998	22,359
Receivable for insured losses	15	32
Inventories
Finished goods	9,724	8,077
Work in process	1,280	1,433
Raw materials and supplies	12,708	11,135
Prepaid expenses	2,287	1,807
Refundable income taxes	427	739
Total current assets	51,767	45,883

Property, plant and equipment	21,091	19,606

Other assets
Goodwill	7,229	7,229
Deferred income taxes	1,616	1,616
Other assets	3,623	3,674
	$85,326	$78,008

LIABILITIES
Current liabilities:
Revolving bank loan payable	$7,600	$2,000
Accounts payable and accrued expenses	18,360	17,719
Liability for unpaid claims covered by insurance	15	32
Total current liabilities	25,975	19,751

Other long-term liabilities	6,241	6,053

SHAREHOLDERS’ EQUITY
Common shares, $.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,887	1,765
Retained earnings	65,775	65,169
Treasury shares, 892,097 and 903,097, at cost	(15,195)	(15,373)
	53,110	52,204
	$85,326	$78,008

See notes to condensed consolidated financial statements.

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

FOR THE THREE MONTHS ENDED JULY 1, 2017 AND JULY 2, 2016

(Unaudited)

(000’s omitted except per-share amounts)

	JULY 1,	JULY 2,
	2017	2016
Net sales	$39,887	$42,721
Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	31,734	33,081
Depreciation, depletion and amortization	677	651
Selling and administrative	5,845	6,163
Gain on disposition of property and equipment	(24)	(4)
	38,232	39,891

Operating income	1,655	2,830

Interest income	14	10
Interest expense	(108)	(123)
Other (expense) income, net	(4)	12
Income before income taxes	1,557	2,729
Provision for income taxes	529	928

Net income	1,028	1,801

Retained earnings, beginning of period	64,747	61,991

Retained earnings, end of period	$65,775	$63,792

Basic and diluted income per share	$0.61	$1.08

Average shares outstanding	1,682	1,673

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

FOR THE SIX MONTHS ENDED JULY 1, 2017 AND JULY 2, 2016

(Unaudited)

(000’s omitted except per-share amounts)

	JULY 1,	JULY 2,
	2017	2016

Net sales	$73,990	$76,949

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	59,806	60,290
Depreciation, depletion and amortization	1,315	1,290
Selling and administrative	11,849	11,879
Charges related to cessation of mining an aggregates deposit	—	—
Gain on disposition of property and equipment	(24)	(192)
	72,946	73,267

Operating income	1,044	3,682

Interest income	32	25
Interest expense	(174)	(233)
Other income, net	16	25

Income before income taxes	918	3,499

Provision for income taxes	312	1,190

Net income	606	2,309

Retained earnings, beginning of period	65,169	61,483

Retained earnings, end of period	$65,775	$63,792

Basic and diluted income per share	$0.36	$1.39

Average shares outstanding	1,678	1,667

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 1, 2017 AND JULY 2, 2016

(Unaudited)

(000’s omitted)

	JULY 1,	JULY 2,
	2017	2016
Net cash (used) provided by operating activities	$(2,797)	$3,744

Investing activities:
Capital expenditures	(2,803)	(2,776)
Cash proceeds from sale of property and equipment	27	216
Net cash used in investing activities	(2,776)	(2,560)

Financing activities:
Borrowings on the revolving bank loan	14,500	16,700
Repayments on the revolving bank loan	(8,900)	(18,200)
Net cash provided by (used in) financing activities	5,600	(1,500)

Net increase (decrease) in cash and cash equivalents	27	(316)
Cash and cash equivalents:
Beginning of period	301	547

End of period	$328	$231

Supplemental disclosures of cash flow items:
Cash paid during the year for:
Interest, net	$189	$217
Income taxes, net	—	788

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

NOTES TO THE QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED JULY 1, 2017

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

4.    In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This new revenue standard creates a single source of revenue guidance for all companies in all industries and is more principles-based than current revenue guidance. Subsequently, the FASB has issued various ASUs to provide further clarification around certain aspects of ASC 606. This standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and the Company will adopt the standard for fiscal 2018. The Company has prepared an analysis comparing its historical accounting policies and practices regarding revenue recognition to the new standards by product line. The Company believes that the adoption of the new standard will not have a material effect on the timing or amount of revenue recognized in a given period. To assure compliance, the Company is developing internal controls to ensure that the requirements of the new standard are satisfied before revenue is recognized. Despite the belief that adoption of ASC 606 will not have a material impact on its financial results, the Company acknowledges that the nature and extent of revenue related disclosures will significantly change.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This new standard supersedes existing lease guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. The standard will be effective for the Company in the first quarter of fiscal 2019 and will be adopted using a modified retrospective approach. The Company has begun the task of accumulating information on all of its existing leases. Numerous aspects of ASU 2016-2 are still being discussed such that all guidance has not yet been finalized. The Company anticipates that adoption of ASU 2016-02 will have a significant impact on its consolidated balance sheets and disclosures, however; such impact has not been quantified at this time.

There are no other significant prospective accounting pronouncements that are expected to have a material effect on the Company’s consolidated financial statements.

5.    Operating results for the first six months of 2017 are not necessarily indicative of performance for the entire year due to the seasonality of most of the Company’s products. Historically, sales of the Evaporative Cooling segment are higher in the first and second quarters, sales of the Concrete, Aggregates and Construction Supplies (CACS) segment are higher in the second and third quarters and sales of the Heating and Cooling segment are higher in the third and fourth quarters. Sales of the Door segment are generally more evenly spread throughout the year.

6.    There is no difference in the calculation of basic and diluted earnings per share (EPS) for the three-month or six-month periods ended July 1, 2017 and July 2, 2016 as the Company does not have any dilutive instruments.

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

The following table presents information about reported segments for the six-month and three-month periods ended July 1, 2017 and July 2, 2016 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

	Construction Products Industry			HVAC Industry
	Concrete,
	Aggregates &		Combined	Heating		Combined
	Construction		Construction	and	Evaporative	HVAC	Unallocated
	Supplies	Doors	Products	Cooling	Cooling	Products	Corporate	Total
Six Months Ended July 1, 2017
Revenues from external customers	$31,596	$8,629	$40,225	$17,214	$16,542	$33,756	$9	$73,990
Depreciation, depletion and amortization	710	72	782	302	215	517	16	1,315
Operating income (loss)	882	944	1,826	68	849	917	(1,699)	1,044
Segment assets	39,736	7,889	47,625	21,728	13,619	35,347	2,354	85,326
Capital expenditures (b)	2,219	119	2,338	365	65	430	35	2,803
Three Months ended July 1, 2017
Revenues from external customers	$18,113	$4,760	$22,873	$6,778	$10,233	$17,011	$3	$39,887
Depreciation, depletion and amortization	373	37	410	151	108	259	8	677
Operating income (loss)	1,466	652	2,118	(497)	906	409	(872)	1,655
Segment assets	39,736	7,889	47,625	21,728	13,619	35,347	2,354	85,326
Capital expenditures	1,837	18	1,855	267	22	289	29	2,173

	Construction Products Industry			HVAC Industry
	Concrete,
	Aggregates &		Combined	Heating		Combined
	Construction		Construction	and	Evaporative	HVAC	Unallocated
	Supplies	Doors	Products	Cooling	Cooling	Products	Corporate	Total
Six Months Ended July 2, 2016
Revenues from external customers	$33,111	$8,745	$41,856	$17,785	$17,299	$35,084	$9	$76,949
Depreciation, depletion and amortization	704	63	767	277	238	515	8	1,290
Operating income (loss)	1,871	847	2,718	797	1,818	2,615	(1,651)	3,682
Segment assets (a)	33,518	6,173	39,691	22,381	12,283	34,664	3,653	78,008
Capital expenditures (b)	2,233	52	2,285	376	115	491	—	2,776
Three Months ended July 2, 2016
Revenues from external customers	$20,912	$4,890	$25,802	$6,635	$10,279	$16,914	$5	$42,721
Depreciation, depletion and amortization	357	32	389	139	119	258	4	651
Operating income (loss)	2,065	537	2,602	(237)	1,365	1,128	(900)	2,830
Segment assets (a)	33,518	6,173	39,691	22,381	12,283	34,664	3,653	78,008
Capital expenditures (b)	1,314	30	1,344	259	91	350	—	1,694

(a)	Segment assets are as of December 31, 2016.
(b)	Capital expenditures are presented on the accrual basis of accounting.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last annual report.

8.    On September 15, 2016 a Partial Summary Judgment Order was issued regarding the Company’s previously disclosed litigation, Continental Materials Corporation v. Valco, Inc., Civil Action No. 2014-cv-2510, filed in the United States District Court for the District of Colorado. The suit regards a sand and gravel lease between the Company and Valco, Inc. (“Valco”) that calls for the payment of royalties over the life of the lease on an agreed 50,000,000 tons of sand and gravel reserves. In the suit the Company sought, among other things, to reform the sand and gravel lease in regard to the agreed amount of sand and gravel reserves and to recover approximately $1,282,000 of royalty overpayments included in other long-term assets. Valco asserted counterclaims against the

Company alleging breach of contract and declaratory judgment regarding the Company’s refusal to make further royalty payments under the Lease. In the ordinary course of business and absent any breach by Valco, the Company is required to make quarterly royalty payments amounting to not less than $300,000 in a calendar year. In response to Valco’s breaches of contract, the Company stopped making royalty payments at the start of the 2015 calendar year. The Company has asserted partial failure of consideration as an affirmative defense to Valco’s counterclaims to offset the alleged back-due quarterly royalty payments and the amount due on quarterly royalty payments in the future. The Partial Summary Judgment Order resolved many of the Company’s claims in Valco’s favor, but the Company’s claim for the return of royalty overpayments made during the statutorily allowed period is still pending. The Partial Summary Judgment Order did not resolve Valco’s counterclaims or the Company’s affirmative defense. During the third quarter of 2016, the Company recorded a $632,000 write-down representing the portion of the royalty overpayment paid prior to the statutorily allowed period because of litigation risk attendant to recovering that amount. The Company sought certification of the Partial Summary Judgment Order because it and its legal counsel believe the court improperly resolved factual issues in its Partial Summary Judgment Order that should have been decided by a jury. The Company and its legal counsel believe there is a likelihood that some, or all, of the issues resolved by the Partial Summary Judgment Order may be reversed on appeal and remanded for trial by jury although there can be no assurance that an appeal will result in reversal. The Company paid royalties on approximately 17,700,000 tons, including the overpayments, of the 50,000,000 tons of sand and gravel reserves through the end of the third quarter of 2014. The impact of these proceedings could have a material financial effect on the Company; however, the Company does not believe that there is a reasonable basis for estimating the financial impact, if any, of the final outcome of these proceedings and accordingly no accrual or reserve has been recorded in compliance with accounting principles generally accepted in the United States of America. On February 23, 2017, the Partial Summary Judgment Order was certified for immediate appeal, and all other claims, counterclaims and affirmative defenses were stayed pending the resolution of that appeal. The Company filed a notice of appeal on March 24, 2017. The appeal is currently pending.

9.  The Company issued a total of 12,000 shares to the eight eligible board members effective March 8, 2017 as full payment for their 2017 retainer fee. The Company issued at total of 12,000 shares to the eight eligible board members effective April 6, 2016 as full payment for their 2016 retainer fee. All shares were issued under the 2010 Non-Employee Directors Stock Plan.

10.  The Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) effective November 18, 2011. The Company entered into the Eighth Amendment to Credit Agreement effective May 26, 2017. The Company had previously entered into seven separate amendments to the Credit Agreement. Cumulatively, the amendments were entered into by the Company to, among other things, (i) modify certain of the financial covenants, (ii) adjust the amount of the Revolving Commitment, (iii) terminate the Term Loan Commitment upon the repayment in full of the outstanding principal balance (and accrued interest thereon) of the Term Loan, (iv) modify the Borrowing Base calculation to provide for borrowing availability in respect of new Capital Expenditures, (v) decrease the interest rates on the Revolving Loans, (vi) extend the maturity date and (vii) decrease the Letter of Credit fee rate. Borrowings under the Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles, certain real estate and the common stock of all of the Company’s subsidiaries. Borrowings under the Credit Agreement bear interest based on a London Interbank Offered Rate (LIBOR) or prime rate based option.

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

•	The Minimum Fixed Charge Coverage Ratio is not permitted to be below 1.15 to 1.0 for each trailing twelve month period ending July 1, 2017 and each Fiscal Quarter end thereafter.
•

The Company must not permit Tangible Net Worth as of the last day of any Computation Period to be less than $31,000,000 (provided that the required amount of Tangible Net Worth shall increase (but not decrease) by an amount equal to 50% of the Consolidated Net Income for the immediately preceding Fiscal Year). Therefore, the required Tangible Net Worth as of July 1, 2017 is $32,843,000.

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

Outstanding funded revolving debt was $7,600,000 as of July 1, 2017 compared to $2,000,000 as of December 31, 2016. The highest balance outstanding during the first six months of 2017 and 2016 was $8,800,000 and $7,500,000, respectively. Average outstanding funded debt was $4,651,000 and $5,432,000 for the first six months of 2017 and 2016, respectively. At July 1, 2017, the Company had outstanding letters of credit totaling $4,955,000. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the available borrowing capacity exceeded the cash needs of the Company and this situation is expected to continue for the foreseeable future.

The Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement will be sufficient to cover expected cash needs, including planned capital expenditures, for the next twelve months except for the expenditures related to the acquisition of the necessary equipment needed to begin mining an aggregates property near Colorado Springs should TMC succeed in obtaining the required mining permits from the State of Colorado and El Paso County. As of July 1, 2017 the Company has invested and capitalized $3,579,000 of deferred development expenditures related to this aggregates property. The Company expects to arrange for term or mortgage financing to fund the acquisition of the necessary equipment needed to begin mining the property should the permits be granted. The Company expects to be in compliance with all debt covenants, as amended, throughout the facility’s remaining term.

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

Cash used by operations was $2,797,000 during the first six months of 2017 compared to $3,744,000 provided during the first six months of 2016. The current year use of cash is attributable to operating results combined with changes in working capital items, primarily increases in receivables and inventory levels. The prior year provision of cash was attributable to improved operating results combined with changes in working capital items.

During the six months ended July 1, 2017, investing activities used $2,776,000 of cash compared to $2,560,000 of cash used in the prior year’s period. Capital expenditures during the first six months of 2017 were $2,803,000 compared to $2,776,000 during the first six months of 2016. The primary source of capital spending in both periods was the CACS segment which added new rolling machinery and continued development of an aggregate property near Colorado Springs. Additionally, 2016 included $216,000 of cash proceeds from the sale of equipment compared to $27,000 in the first six months of 2017.

Financing activities during the first six months of 2017 provided $5,600,000 as borrowings were used to finance the increase in working capital. During the first six months of 2016 financing activities used $1,500,000 as available cash was used to pay down the revolving bank loan. See also the discussion of the Revolving Credit and Term Loan Agreement below.

Revolving Credit and Term Loan Agreement

As discussed in Note 10 to the condensed consolidated financial statements contained in this Quarterly Report, the Company maintains a Credit Agreement, which, as amended, provides for a Revolving Commitment of $20,000,000. The Revolving Commitment covers the Company’s outstanding letters of credit ($4,955,000 at July 1, 2017) and cash borrowings. Borrowings under the Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles, certain real estate and the common stock of all of the Company’s subsidiaries. Borrowings under the Revolving Commitment are limited to (a) 80% of eligible accounts receivable, (b) the lesser of 50% of eligible inventories and $8,500,000 plus (c) 80% of new Capital Expenditures not to exceed $5,500,000 in the aggregate with respect to each of Fiscal Year 2016 and 2017. Borrowings under the Credit Agreement bear interest based on a LIBOR or prime rate based option.

The Credit Agreement either limits or requires prior approval by the lender of additional borrowings, acquisition of stock of other companies, purchase of treasury shares and payment of cash dividends. Payment of accrued interest is due monthly or at the end of the applicable LIBOR period. The Credit Agreement has a maturity date of May 1, 2020.

The Company’s outstanding borrowings against the revolving credit facility were $7,600,000 at July 1, 2017. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the entire revolving credit facility was available to the Company. This situation is expected to continue for the foreseeable future.

As of July 1, 2017 the Company was in compliance with all covenants in the Credit Agreement and expects to be in compliance with all loan covenants, as amended, for the remaining term of the Credit Agreement. The Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement will be sufficient to cover expected cash needs, including planned capital expenditures, for the next twelve months except for the acquisition of the necessary equipment needed to begin mining an aggregates property near Colorado Springs should Transit Mix succeed in obtaining the required mining permits from the State of Colorado and El Paso County. The Company anticipates arranging term or mortgage financing to fund the acquisition of the necessary equipment needed to begin mining the property should the permits be granted.

Results of Operations - Comparison of Quarter Ended July 1, 2017 to the Quarter Ended July 2, 2016

(In the ensuing discussions of the results of operations the Company defines the term gross profit as the amount determined by deducting cost of sales before depreciation, depletion and amortization from sales. The gross profit ratio is gross profit divided by sales.)

Consolidated sales in the second quarter of 2017 were $39,887,000, a decrease of $2,834,000, or 6.6%, compared to the second quarter of 2016. The CACS segment accounted for a majority of the decrease reporting sales $2,799,000 lower than the second quarter of 2016. In the second quarter of 2016, the CACS segment reported over $2,800,000 in revenue from a windmill project serviced by a portable plant. There was no similar project in the second quarter of 2017.

The consolidated gross profit ratio in the second quarter of 2017 was 20.4% compared to 22.6% in the same period of 2016. Higher material costs, particularly steel, contributed to decreases of 4.8% and 4.0% in gross profit ratio in the Heating and Cooling and Evaporative Cooling segments, respectively. The CACS segment also reported a decrease in gross profit margin, down 1.9%. The Door segment reported a 2.6% improvement in gross profit ratio.

Consolidated selling and administrative expenses were $318,000 lower than the comparable prior year quarter.

As a percentage of consolidated sales, selling and administrative expenses increased to 14.7% in the second quarter of 2017 from 14.4% in the second quarter of 2016.

Consolidated depreciation and amortization charges increased $26,000 between the second quarter of 2017 and the second quarter of 2016 as capital spending, particularly in the CACS segment, has increased in recent years.

The consolidated operating income in the second quarter of 2017 was $1,655,000 compared to $2,830,000 in the second quarter of the prior year. All segments, except the Door segment, reported declines in operating profit and are addressed in the discussion of segments below.

Interest expense in the second quarter of 2017 was $108,000 compared to $123,000 in the second quarter of 2016. Interest expense includes interest on outstanding funded debt, finance charges on outstanding letters of credit, the fee on the unused revolving credit line and other recurring fees charged by the lending bank. The decline from the prior year quarter is attributable to lower interest rate charges per the new debt amendment as well as capitalization of $27,000 of interest associated with deferred development expenditures related to a mining property discussed in Note 10. The weighted average interest rate on outstanding funded debt in the second quarter of 2017, including the fee on the unused line of credit and other recurring bank charges but excluding finance charges on letters of credit, was approximately 4.9% compared to 5.5% in the second quarter of 2016. Average outstanding funded debt in the second quarter of 2017 was $7,408,000 compared to $5,583,000 in the second quarter of 2016. At the end of the second quarter of 2017 the outstanding funded debt was $7,600,000 compared to $4,700,000 at the end of the second quarter of 2016.

The Company’s effective income tax rate reflects federal and state statutory income tax rates adjusted for non-deductible expenses, tax credits and other tax items. The estimated effective income tax rate in the second quarter of 2017 and 2016 was 34.0%.

The Company operates four businesses in two industry groups. The businesses are generally seasonal, weather sensitive and subject to cyclical factors. The following addresses various aspects of operating performance focusing on the reportable segments within each of the two industry groups.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products industry group for the quarters ended July 1, 2017 and July 2, 2016 (dollar amounts in thousands):

	Concrete,
	Aggregates and
	Construction
	Supplies	Door
Three Months ended July 1, 2017
Revenues from external customers	$18,113	$4,760
Segment gross profit	3,119	1,383
Gross profit as percent of sales	17.2%	29.1%
Segment operating income	1,466	652
Operating income as a percent of sales	8.1%	13.7%
Segment assets as of July 1, 2017	$39,736	$7,889
Return on assets	3.7%	8.3%

Three Months ended July 2, 2016
Revenues from external customers	$20,912	$4,890
Segment gross profit	3,987	1,294
Gross profit as percent of sales	19.1%	26.5%
Segment operating income	2,065	537
Operating income as a percent of sales	9.9%	11.0%
Segment assets as of July 2, 2016	$36,382	$7,272
Return on assets	5.7%	7.4%

Concrete, Aggregates and Construction Supplies Segment

The product offerings of the CACS segment consist of ready mix concrete, aggregates and construction supplies. Ready mix concrete and aggregates are produced at multiple locations in or near Colorado Springs and Pueblo, Colorado. Construction supplies encompass numerous products purchased from third party suppliers and sold to the construction trades, particularly concrete sub-contractors. During the three months ended July 1, 2017 and July 2, 2016, concrete, aggregates and construction supplies accounted for approximately 79%, 15% and 6% of the sales of the CACS segment, respectively, including aggregates consumed internally in the production of concrete. Sales including aggregates consumed internally decreased $3,398,000 (14.6%) between the second quarter of 2017 and the comparable prior year quarter. Sales to third parties decreased by $2,799,000 (13.4%) between the same periods. The gross profit reported by the CACS segment decreased to 17.2% in the second quarter of 2017 from 19.1% in the second quarter of the prior year. The decline in sales and gross profit is attributed to a windmill job serviced by a portable plant during the second quarter of 2016 which provided $2,827,000 in revenue as well as a favorable margin. There was no such project in 2017.

Excluding the windmill project in 2016, ready mix concrete sales increased 4.8% in the second quarter of 2017 versus the second quarter of 2016. Concrete volume, on the same basis, was 0.7% higher in the second quarter of 2017 compared to the prior year quarter while average concrete prices increased by 4.1%. Even though concrete prices have increased, the market remains sharply competitive especially on large construction projects. Material cost per yard increased 1.3%, in the second quarter of 2017 compared to the prior year second quarter. Cement is the highest cost raw material used in the production of ready mix concrete. Cement costs per yard increased by 6.6% in the second quarter of the current year compared to the same quarter of 2016. Higher cement costs, including delivery, were partially offset by lower color mixture costs. Batching cash costs per yard increased by 32.6% in the second quarter of 2017 compared to the second quarter of 2016. The replacement of a Pueblo bridge deck that did not meet strength specifications contributed to the increased batching costs in 2017. Delivery costs increased 14.3% in the current quarter of 2017 compared to the prior year second quarter largely due to the use of contract truckers. The gross profit ratio from concrete decreased to 17.2% for the second quarter 2017 from 19.6% in the second quarter of 2016.

The CACS segment also produces and sells sand, crushed limestone and gravel (collectively “aggregates”) from deposits in and around Colorado Springs. Sales volume (tons) of construction aggregates, including those used internally in the production of ready mix concrete, decreased 31.5% in the second quarter of 2017 compared to the comparable 2016 quarter. Average selling prices, excluding freight, increased 24.4% due to the higher ratio of rock to sand sales. Improved performance by the sand operations in the second quarter of 2017 more than offset costs of operating challenges at two quarries as well as carrying costs related to the closed Pueblo quarry. The aggregates operations reported a second quarter 2017 profit of $201,000 compared to a $21,000 loss in the second quarter of 2016.

Sales of construction supplies decreased $71,000 (6.0%) in the second quarter of 2017 compared to the prior year quarter. The gross profit declined to 9.7% from 17.5% in 2016. Higher material costs, including steel rebar, and both production and delivery labor costs, combined to account for the decline in gross profit.

Depreciation and amortization charges increased by $16,000 in the second quarter of 2017 compared to the second quarter of 2016 reflecting increased capital spending due to market improvements.

Selling and administrative expenses were $289,000 lower in the second quarter of 2017 compared to the same period in 2016. Decreased compensation related expenses and reduced legal fees contributed to the lower amount. Litigation fees related to the Pueblo aggregate lease were $209,000 during the second quarter of 2017 compared to $320,000 incurred during the comparable period of 2016. As a percentage of sales, selling and administrative expenses were 7.1% in 2017 compared to 7.5% in 2016.

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

Door sales in the second quarter of 2017 were $130,000 (2.7%) less than in the second quarter of the previous year. Bidding prices remain competitive. The gross profit ratio in the second quarter of 2017 was 29.1%, up from 26.5% in the comparable quarter of 2016. The improvement in the gross profit ratio is principally due to better pricing on certain bid jobs shipped during the second quarter of 2017.

Sales and administrative expenses were $7,000 lower in the second quarter of 2017 compared to the second quarter of 2016. As a percentage of sales, these expenses increased to 15.1% from 14.8% in the second quarters of 2017 and 2016, respectively.

The Door segment sales backlog at the end of the second quarter of 2017 was $4,975,000 compared to $4,810,000 at the end of the same quarter of 2016.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products industry group for the quarters ended July 1, 2017 and July 2, 2016 (dollar amounts in thousands):

	Heating and	Evaporative
	Cooling	Cooling
Three Months ended July 1, 2017
Revenues from external customers	$6,778	$10,233
Segment gross profit	1,291	2,357
Gross profit as percent of sales	19.0%	23.0%
Segment operating (loss) income	(497)	906
Operating (loss) income as a percent of sales	(7.3)%	8.9%
Segment assets as of July 1, 2017	$21,728	$13,619
Return on assets	(2.3)%	6.7%

Three Months ended July 2, 2016
Revenues from external customers	$6,635	$10,279
Segment gross profit	1,581	2,773
Gross profit as percent of sales	23.8%	27.0%
Segment operating (loss) income	(237)	1,365
Operating (loss) income as a percent of sales	(3.6)%	13.3%
Segment assets as of July 2, 2016	$19,025	$13,343
Return on assets	(1.2)%	10.2%

Heating and Cooling Segment

In the second quarter of 2017, approximately 46% of sales in the Heating and Cooling segment consisted of wall furnaces and heaters. Fan coils accounted for 50% of the segment’s sales and other products were about 4% of the segment’s sales. In the second quarter of 2016 these shares of total segment sales were 45%, 54% and 1%, respectively. Overall sales in the Heating and Cooling segment in the second quarter of 2017 increased by $143,000 (2.2%) compared to the same period in 2016.

Sales of furnaces and heaters increased 9.5% in the three months ended July 1, 2017 compared to the three months ended July 2, 2016. Unit shipments of furnaces and heaters were 11.0% higher in the second quarter of 2017. Average sales prices for furnaces and heaters were about 1.4% lower compared to a year ago as a result of changes in product mix.

Sales of fan coils during the second quarter of 2017 declined slightly, 1.0%, compared to the second quarter 2016. The fan coil sales backlog at July 1, 2017 was $4,037,000 compared to $3,003,000 at July 2, 2016.  Typically, approximately 90% of the sales of fan coils are custom-made systems for hotels and other commercial buildings. Fan coil jobs are obtained through a competitive bidding process. Since every bid job is a unique configuration of materials and parts, the Company does not track units of sales or production as such unit volume data would not be useful in managing the business. Management focuses on the contribution margin by job, the current level of sales and the sales backlog in managing the fan coil business. Contribution margin is measured by deducting variable manufacturing costs and variable selling expenses from sales for a particular product line and is used as an internal measure of profitability for a product or product line. The fan coil contribution margin percentage in the second quarter of 2017 was 23.4%, down from 32.7% in the second quarter of 2016. The decrease in margin in the second quarter of 2017 can be attributed to aggressive pricing early in the year to increase sales and the backlog as well as higher material costs, particularly steel.

The Heating and Cooling segment’s gross profit ratio for the second quarter of 2017 was 19.0% compared to 23.8% in the second quarter of 2016. The lower gross profit ratio is attributable to increased costs mentioned above.

Selling and administrative expenses in the second quarter of 2017 were $42,000 lower than the second quarter of the previous year.  The decrease was attributable to lower marketing and commission related costs. As a percentage of sales, selling and administrative expenses were 24.2% in the second quarter of 2017 and 25.3% in the second quarter of 2016.

Evaporative Cooling Segment

Sales of evaporative coolers declined $46,000 (0.5%) in the second quarter of 2017 compared to the second quarter of 2016.  Unit sales of evaporative coolers were virtually identical in the second quarter of both years. Average selling prices were down 0.5% between the second quarter of 2017 and 2016 primarily due to a higher ratio of standard residential units sold to single inlet and industrial units sold in the second quarter of 2017 compared to the prior year same period. The gross profit ratio in the second quarter of 2017 was 23.0% compared to 27.0% a year ago. The decrease in gross profit ratio is attributable to the change in sales mix, higher labor costs and increased material costs, notably steel.

Selling and administrative expenses were $54,000 (4.2%) higher in the second quarter of 2017 mainly due to increased compensation related costs. As a percentage of sales, selling and administrative expenses increased to 13.1% in the current quarter of 2017 from 12.5% in the prior year quarter.

Both businesses in the HVAC group are sensitive to changes in prices for a number of different raw materials, commodities and purchased parts. Prices of steel and copper in particular can have a significant effect on the results of operations of this group. Neither company is currently a party to any hedging arrangements with regard to steel or copper.

Results of Operations - Comparison of Six Months Ended July 1, 2017 to Six Months Ended July 2, 2016

(In the ensuing discussions of the results of operations the Company defines the term gross profit as the amount determined by deducting cost of sales before depreciation, depletion and amortization from sales. The gross profit ratio is gross profit divided by sales.)

Consolidated sales in the first six months of 2017 were $73,990,000, a decrease of $2,959,000 or 3.9% compared to the first six months of 2016. All segments reported decreased sales in the current period. Sales in the CACS segment decreased $1,515,000 (4.6%) due primarily to a windmill job serviced by a portable plant which provided $2,837,000 in revenue in 2016. There was no similar project in 2017. Excluding this job, sales in the CACS segment increased $1,322,000 (4.4%) in the first six months of 2017 compared to the prior year period. Sales in the Evaporative Cooling segment decreased by $757,000 (4.4%) due to lower sales volume. Sales in the Heating and Cooling segment decreased $571,000 (3.2%) as furnace sales improved, but fan coil sales lagged prior year levels. Sales in the Door segment decreased by $116,000 (1.3%).

The consolidated gross profit ratio in the first six months of 2017 was 19.2% compared to 21.6% in the first six months of 2016. The gross profit ratios in the Door segment improved by 1.6 points. All other segments reported decreases in the gross profit ratio. The Evaporative Cooling segment reported the largest decrease in gross profit margin, 4.6 points. The CACS and Heating and Cooling segments reported decreases of 2.8 points and 2.2 points, respectively. The changes are addressed in more detail in the discussion by segment below.

Selling and administrative expenses in the first six months of 2017 were $30,000 (0.3%) lower compared to the same period of the prior year. Selling and administrative expenses were lower in the CACS segment as legal fees in the first half of 2017 were $236,000 less than in the first half of 2016. All other segments reported increases in selling and administrative expenses and are discussed further in the segment information below. As a percentage of consolidated sales, selling and administrative expenses increased to 16.0% the first six months of 2017 compared to 15.4% in the same period of the prior year.

Depreciation and amortization charges in the first six months of 2017 increased $25,000 (1.9%) compared to the first six months of 2016. Capital expenditures, which had been lower for several years, increased in the first six months of 2017 versus the prior year period primarily in the CACS segment with the purchase of new mixer trucks and the continued development of an aggregates property near Colorado Springs.

Consolidated operating income in the first six months of 2017 was $1,044,000 compared to $3,682,000 in the first six months of the prior year. A decline in operating results was reported by all segments, except the Door segment which reported an increase of 11.5% in operating income in the first six months of 2017 compared to the first half of 2016. The CACS, Heating and Cooling and Evaporative Cooling segments reported decreases in operating income of $989,000, $729,000 and $969,000, respectively in the first six months of 2017 compared to the first six months of 2016.

Interest expense for the first six months of 2017 declined to $174,000 from $233,000 in the first six months of 2016 for reasons discussed in the quarter results. The weighted average interest rate on outstanding funded debt, including the availability fee on the unused line of credit and other recurring bank charges but excluding finance charges on letters of credit was approximately 5.8% for the first six months of 2017 compared to 5.2% for the same period in 2016. Average outstanding funded debt in the first six months of 2017 was $4,651,000 compared to $5,358,000 in the first six months of 2016.

The Company’s effective income tax rate reflects federal and state statutory income tax rates adjusted for non-deductible expenses, tax credits and other tax items. The estimated effective income tax rate in the first six months of 2017 and 2016 was 34.0%.

A discussion of operations by segment follows.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products industry group for the six months ended July 1, 2017 and July 2, 2016 (dollar amounts in thousands):

	Concrete,
	Aggregates and
	Construction
	Supplies	Door
Six Months Ended July 1, 2017
Revenues from external customers	$31,596	$8,629
Segment gross profit	4,169	2,408
Gross profit as percent of sales	13.2%	27.9%
Segment operating income	882	944
Operating income as a percent of sales	2.8%	10.9%
Segment assets as of July 1, 2017	$39,736	$7,889
Return on assets	2.2%	12.0%

Six Months Ended July 2, 2016
Revenues from external customers	$33,111	$8,745
Segment gross profit	5,284	2,299
Gross profit as percent of sales	16.0%	26.3%
Segment operating income	1,871	847
Operating income as a percent of sales	5.7%	9.7%
Segment assets as of July 2, 2016	$36,382	$7,272
Return on assets	5.1%	11.6%

Concrete, Aggregates and Construction Supplies Segment

In the first six months of 2017 concrete, aggregates and construction supplies accounted for approximately 78%, 16% and 6% of sales of the CACS segment, respectively, including aggregates consumed internally in the production of concrete. In the first six months of 2016 the sales mix among concrete, aggregates and construction supplies was 77%, 17% and 6%, respectively. Sales including aggregates consumed internally decreased by $2,079,000 (5.6%) and sales to third parties decreased $1,515,000 (4.6%). The first six months of 2016 included a windmill job serviced by a portable plant which provided $2,837,000 in revenue. There was no similar project in 2017. Excluding this job, sales in the CACS segment increased $1,322,000 (4.4%) in the first six months of 2017 compared to the prior year period.

Ready mix concrete sales, excluding flow fill material and the 2016 windmill job, improved by $2,464,000 (10.3%) in the first six months of 2017 over the comparable 2016 period primarily due to a sustained improvement in the Colorado Springs market and improved pricing in both the Colorado Springs and Pueblo markets. Exclusive of the 2016 windmill project, ready mix volume increased by 5.9% in the first half of 2017 compared to the first half of 2016. Average concrete prices for the first six months of 2017, excluding the windmill project and flow fill material, increased by 4.2% compared to the first six months of 2016. While concrete prices have increased, the market remains sharply competitive especially on large construction projects. Material costs per yard, including cement, increased by 2.3% in the first six months of 2017 compared to the same period in 2016 as higher cement, sand and admix costs were partially offset by lower costs for rock, fly ash and color mixtures. Batching costs per yard increased 20.6%, in the first six months of 2017 compared to the first six months of 2016 for reasons discussed above in the quarter results as well as higher equipment rental costs. Delivery costs per yard increased 11.3% in the first half of 2017 compared to the first half of 2016. This increase is attributable to the increased use of contract truckers and higher diesel fuel and repair and maintenance expenses. Exclusive of the 2016 windmill project, the gross profit ratio from concrete declined from 17.2% in the first six months of 2016 to 15.3% in 2017.

Sales volume (tons) of construction aggregates, including those used internally in the production of ready mix concrete, decreased 30.4% during the first six months of 2017 compared to the first six months of 2016. The decrease was due to lower output by the sand division partially attributed to a decline in sales of non-processed fine fill sand. Average selling prices increased 24.2%, attributable to the higher sales ratio of cement sand to fill sand. While the sand operations reported positive gross profit in the first six months of 2017 and 2016, ongoing operating challenges at two quarries and the carrying costs related to the closed Pueblo quarry lead to overall negative gross profit for the aggregate operations in both periods. The gross profit, before depreciation, from all aggregate operations in the first six months of 2017 was a loss of $223,000 compared to a loss of $116,000 in the first six months of 2016.

Sales of construction supplies decreased by $158,000 (7.6%) in the first six months of 2017 compared to the same period in 2016. The gross profit ratio declined to 5.3% from 13.1% due to reasons discussed in the quarter results.

Depreciation expenses increased by $6,000 (0.9%) in the first six months of 2017 compared to the first six months of 2016.

Selling and administrative expenses were $319,000 lower in the first six months of 2017 compared to the same period in 2016. The decrease was mainly due to lower legal expenses. Litigation fees related to the Pueblo aggregate lease were $385,000 during the six months ended July 1, 2017 compared to $621,000 incurred during the six months ended July 2, 2016. See Note 8 to the financial statements.

Results for the first six months of 2016 include $187,000 of gains on the sale of equipment. There were no such gains in the first six months of 2017.

Door Segment

Door sales in the first six months of 2017 declined 116,000 (1.3%) compared to the first six months of the previous year. The gross profit ratio increased to 27.9% in the first six months of 2017 compared to 26.3% in 2016. The improved gross profit is attributable to better pricing combined with lower material costs.

Sales and administrative expenses in the first six months of 2017 increased by $22,000 compared to the first six months of 2016 primarily due to increased compensation costs. As a percentage of sales, these expenses were 16.4% and 15.9%, respectively, in the first six months of 2017 and 2016.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products industry group for the six months ended July 1, 2017 and July 2, 2016 (dollar amounts in thousands).

	Heating and	Evaporative
	Cooling	Cooling
Six Months Ended July 1, 2017
Revenues from external customers	$17,214	$16,542
Segment gross profit	4,086	3,512
Gross profit as percent of sales	23.7%	21.2%
Segment operating income	68	849
Operating income as a percent of sales	0.4%	5.1%
Segment assets as of July 1, 2017	$21,728	$13,619
Return on assets	0.3%	6.2%

Six Months Ended July 2, 2016
Revenues from external customers	$17,785	$17,299
Segment gross profit	4,604	4,463
Gross profit as percent of sales	25.9%	25.8%
Segment operating income	797	1,818
Operating income as a percent of sales	4.5%	10.5%
Segment assets as of July 2, 2016	$19,025	$13,343
Return on assets	4.2%	13.6%

Heating and Cooling Segment

In the first six months of 2017, approximately 59% of sales in the Heating and Cooling segment consisted of wall furnaces and heaters.  Fan coils accounted for 38% of the segment’s sales and other products were approximately 3%. In the first six months of 2016 these shares of total segment sales were 53%, 47% and less than 1%, respectively. Overall sales in the Heating and Cooling segment in the first six months of 2017 decreased by $571,000 (3.2%) compared to the same period in 2016. Sales of furnaces increased by approximately $1,004,000 (10.7%) in the first half of 2017 compared to the first six months of 2016. This improvement was more than offset by a decrease in fan coil sales. Sales of fan coils declined $1,526,000 (18.5%) between the first six months of 2017 and the same period in the prior year. As discussed above, contribution margin is an internal measure of profitability for a product or product line. The fan coil contribution margin percentage in the first six months of 2017 was 28.5% compared to 30.9% in the first six months of 2016. Reasons for the decline in margin are the same as discussed for the second quarter. Unit shipments of furnaces and heaters were up 9.1% in the first six months of 2017 versus the first six months of 2016 while average sales price was up 1.5%. The increase in average selling price of furnaces and heaters in the first six months of 2017 was due to changes in product mix.

The Heating and Cooling segment’s gross profit ratio for the first six months of 2017 was 23.7% compared to 25.9% for the first six months of 2016. The lower gross profit ratio was principally due to higher material costs, specifically steel, and increased freight costs.

Selling and administrative expenses in the first six months of 2017 were $186,000 higher compared to the first six months of 2016. The increase is attributable to increased compensation and professional service costs. As a percentage of sales, selling and administrative expenses were 21.6% in the first six months of 2017 compared to 19.8% in the first six months of 2016.

Evaporative Cooling Segment

Unit sales of evaporative coolers in the first six months of 2017 were lower by 4.5% compared to the first six months of 2016. Revenue from evaporative cooler sales in the first six months of 2017 declined 4.4% compared to the same period in the prior year as average selling prices per unit were virtually the same. The gross profit ratio in the first six months of 2017 was 21.2% compared to 25.8% realized in the first six months of 2016. The decrease was due to reasons discussed in the quarter’s results. Selling and administrative expenses were $41,000 (1.7%) higher in the first six months of 2017 mainly due to increased compensation and professional services spending. As a percentage of sales, selling and administrative expenses were 14.8% and 13.9% in the first six months of 2017 and 2016, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements contained in this Quarterly Report have been prepared in accordance with accounting principles generally accepted in the United States of America which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of July 1, 2017 and December 31, 2016 and affect the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates.

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

OUTLOOK

Overall the Company expects consolidated sales in 2017 to approach 2016 levels. Revenues in the CACS segment are dependent of the level of construction activity along the Front Range in Southern Colorado as well as weather and the level of selling prices. Construction activity has exhibited modest and thus far sustained improvement during the past two years in the Colorado Springs market. Construction activity in the Pueblo market has shown improvement over the last year as well. However, weather in the first six months of 2017 in the CACS market areas was not favorable. Cool, wet weather patterns and snow led to numerous days where concrete could not be poured. These conditions have continued into the first part of August. Although there is a backlog of work to complete, many of our customers have indicated that making up for the lost days may not be possible due to their inability to hire additional qualified concrete finishing personnel. Concrete pricing has improved, but the pricing on most bid jobs remains sharply competitive.

Sales of the Company’s HVAC Industry Group for the remainder of the year depend upon a normal demand for furnaces and heaters as well as an improvement in fan coil sales. Fan coil backlog has grown from the prior year level but sales are dependent on the timing of shipments which is controlled by our customers’ construction progress. Sales of furnaces, heaters and evaporative coolers are primarily for replacement purposes and therefore are not heavily reliant on new construction. Sales of these products are generally dependent on the overall strength of the economy, especially employment levels, and are heavily influenced by weather conditions, particularly during their respective selling seasons.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 4 to the condensed consolidated financial statements contained in this Quarterly Report for a discussion of recently issued accounting standards.

MATERIAL CHANGES TO CONTRACTUAL OBLIGATIONS

There were no material changes to contractual obligations that occurred during the quarter ended July 1, 2017.

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

Item 4.Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) as of July 1, 2017. The Chief Executive Officer and Chief Financial Officer, based on that evaluation, concluded that the Company’s disclosure controls and procedures are effective and were reasonably designed to ensure that all material information relating to the Company (including its subsidiaries) required to be disclosed in the reports filed and submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission.

(b)Changes in Internal Control Over Financial Reporting.

During the quarter ended July 1, 2017, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Items 1, 1A, 2, 3 and 5 are not applicable or the Company has nothing to report thereunder; therefore, the items have been omitted and no reference is required in this Quarterly Report.

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

10

Eighth Amendment to Credit Agreement dated May 27, 2017, among Continental Materials Corporation, the financial institutions that are or may from time to time become parties to the Credit Agreement and The PRIVATEBANK AND TRUST COMPANY as Administrative Agent, filed herewith.

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

101

The following financial information from Continental Materials Corporation’s Quarterly Report on Form 10-Q for the period ended July 1, 2017 filed with the SEC on August 15, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Retained Earnings for the three and six-month periods ended July 1, 2017 and July 2, 2016, (ii) the Condensed Consolidated Balance Sheets at July 1, 2017 and December 31, 2016, (iii) the Condensed Consolidated Statements of Cash Flows for the six-month periods ended July 1, 2017 and July 2, 2016, and (iv) Notes to the Quarterly Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION

Date:	August 15, 2017	By:	/s/ Mark S. Nichter
Mark S. Nichter, Vice President, Secretary
and Chief Financial Officer