Form 10-Q
period 2017-09-30
CONTINENTAL MATERIALS CORP
filed 2017-11-14
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.25 par value, shares outstanding at November 10, 2017: 1,682,167.

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

(000’s omitted except share data)

	SEPTEMBER 30, 2017	DECEMBER 31,
	(Unaudited)	2016
ASSETS
Current assets:
Cash and cash equivalents	$235	$301
Receivables, net	24,635	22,359
Receivable for insured losses	—	32
Inventories
Finished goods	9,808	8,077
Work in process	1,426	1,433
Raw materials and supplies	11,657	11,135
Prepaid expenses	2,188	1,807
Refundable income taxes	248	739
Total current assets	50,197	45,883

Property, plant and equipment	22,049	19,606

Other assets
Goodwill	7,229	7,229
Deferred income taxes	1,616	1,616
Other assets	4,104	3,674
	$85,195	$78,008

LIABILITIES
Current liabilities:
Revolving bank loan payable	$7,600	$2,000
Accounts payable and accrued expenses	17,454	17,719
Liability for unpaid claims covered by insurance	—	32
Total current liabilities	25,054	19,751

Other long-term liabilities	6,196	6,053

SHAREHOLDERS’ EQUITY
Common shares, $.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,887	1,765
Retained earnings	66,610	65,169
Treasury shares, 892,097 and 903,097, at cost	(15,195)	(15,373)
	53,945	52,204
	$85,195	$78,008

See notes to condensed consolidated financial statements.

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND OCTOBER 1, 2016

(Unaudited)

(000’s omitted except per-share amounts)

	SEPTEMBER 30,	OCTOBER 1,
	2017	2016
Net sales	$38,627	$37,647

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	31,426	29,609
Depreciation, depletion and amortization	617	607
Selling and administrative	5,361	5,527
Charges related to cessation of mining an aggregates deposit	—	632
Gain on disposition of property and equipment	(95)	(89)
	37,309	36,286

Operating income	1,318	1,361

Interest income	18	285
Interest expense	(98)	(83)
Other income, net	28	16

Income before income taxes	1,266	1,579

Provision for income taxes	431	537

Net income	835	1,042

Retained earnings, beginning of period	65,775	63,792

Retained earnings, end of period	$66,610	$64,834

Basic and diluted income per share	$0.50	$0.62

Average shares outstanding	1,682	1,672

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND OCTOBER 1, 2016

(Unaudited)

(000’s omitted except per-share amounts)

	SEPTEMBER 30,	OCTOBER 1,
	2017	2016

Net sales	$112,617	$114,596

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	91,232	89,899
Depreciation, depletion and amortization	1,932	1,897
Selling and administrative	17,210	17,406
Charges related to cessation of mining an aggregates deposit	—	632
Gain on disposition of property and equipment	(119)	(281)
	110,255	109,553

Operating income	2,362	5,043

Interest income	50	293
Interest expense	(272)	(299)
Other income, net	44	41

Income before income taxes	2,184	5,078

Provision for income taxes	743	1,727

Net income	1,441	3,351

Retained earnings, beginning of period	65,169	61,483

Retained earnings, end of period	$66,610	$64,834

Basic and diluted income per share	$0.86	$2.01

Average shares outstanding	1,679	1,669

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND OCTOBER 1, 2016

(Unaudited)

(000’s omitted)

	SEPTEMBER 30,	OCTOBER 1,
	2017	2016
Net cash (used) provided by operating activities	$(1,410)	$8,205

Investing activities:
Capital expenditures	(4,378)	(3,617)
Cash proceeds from sale of property and equipment	122	305
Net cash used in investing activities	(4,256)	(3,312)

Financing activities:
Borrowings on the revolving bank loan	25,050	23,450
Repayments on the revolving bank loan	(19,450)	(28,650)
Net cash provided by (used in) financing activities	5,600	(5,200)

Net decrease in cash and cash equivalents	(66)	(307)
Cash and cash equivalents:
Beginning of period	301	547

End of period	$235	$240

Supplemental disclosures of cash flow items:
Cash paid during the year for:
Interest, net	$339	$320
Income taxes, net	252	1,003

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

NOTES TO THE QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED SEPTEMBER 30, 2017

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

4.    In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under the ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This guidance will be adopted in the fourth quarter of fiscal 2017 in connection with our annual impairment testing, though no impairment charges are expected to result from our impairment testing.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This new revenue standard creates a single source of revenue guidance for all companies in all industries and is more principles-based than current revenue guidance. Subsequently, the FASB has issued various ASUs to provide further clarification around certain aspects of ASC 606. This standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and the Company will adopt the standard in the first quarter of fiscal 2018. The Company has prepared an analysis, by product line, comparing its historical accounting policies and practices regarding revenue recognition to the new standards. The Company believes that adoption of the new standard will not have a material effect on the timing or amount of revenue recognized in a given period. To assure compliance, the Company is developing and implementing internal controls to ensure that the requirements of the new standard are satisfied before revenue is recognized. While the Company believes adoption of ASC 606 will not have a material impact on its financial results,  it does acknowledge that the nature and extent of revenue related disclosures will significantly change.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), requiring that the statement of cash flows explain the change in total cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach, which requires application of the guidance for all periods presented. The Company is currently evaluating the impact of this guidance on its consolidated financial statements as well as determining the Company’s planned adoption date.

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

5.    Operating results for the first nine months of 2017 are not necessarily indicative of performance for the entire year due to the seasonality of most of the Company’s products. Historically, sales of the Evaporative Cooling segment are higher in the first and second quarters, sales of the Concrete, Aggregates and Construction Supplies (CACS) segment are higher in the second and third quarters and sales of the Heating and Cooling segment are higher in the third and fourth quarters. Sales of the Door segment are generally more evenly spread throughout the year.

6.    There is no difference in the calculation of basic and diluted earnings per share (EPS) for the three-month or nine-month periods ended September 30, 2017 and October 1, 2016 as the Company does not have any dilutive instruments.

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

The following table presents information about reported segments for the nine-month and three-month periods ended September 30, 2017 and October 1, 2016 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

	Construction Products Industry			HVAC Industry
	Concrete,
	Aggregates &		Combined	Heating		Combined
	Construction		Construction	and	Evaporative	HVAC	Unallocated
	Supplies	Doors	Products	Cooling	Cooling	Products	Corporate	Total
Nine Months ended September 30, 2017
Revenues from external customers	$49,650	$13,565	$63,215	$27,358	$22,031	$49,389	$13	$112,617
Depreciation, depletion and amortization	1,026	111	1,137	449	322	771	24	1,932
Operating income (loss)	2,484	1,544	4,028	219	579	798	(2,464)	2,362
Segment assets	40,013	7,617	47,630	24,764	10,461	35,225	2,340	85,195
Capital expenditures (b)	3,367	131	3,498	650	216	866	14	4,378
Three Months ended September 30, 2017
Revenues from external customers	$18,054	$4,936	$22,990	$10,144	$5,489	$15,633	$4	$38,627
Depreciation, depletion and amortization	316	39	355	147	107	254	8	617
Operating income (loss)	1,602	600	2,202	151	(270)	(119)	(765)	1,318
Segment assets	40,013	7,617	47,630	24,764	10,461	35,225	2,340	85,195
Capital expenditures	1,148	12	1,160	285	151	436	(21)	1,575

	Construction Products Industry			HVAC Industry
	Concrete,
	Aggregates &		Combined	Heating		Combined
	Construction		Construction	and	Evaporative	HVAC	Unallocated
	Supplies	Doors	Products	Cooling	Cooling	Products	Corporate	Total
Nine Months ended October 1, 2016
Revenues from external customers	$51,267	$13,212	$64,479	$27,390	$22,715	$50,105	$12	$114,596
Depreciation, depletion and amortization	1,020	95	1,115	415	356	771	11	1,897
Operating income (loss)	2,881	1,390	4,271	1,205	2,077	3,282	(2,510)	5,043
Segment assets (a)	33,518	6,173	39,691	22,381	12,283	34,664	3,653	78,008
Capital expenditures (b)	2,798	106	2,904	584	129	713	—	3,617
Three Months ended October 1, 2016
Revenues from external customers	$18,156	$4,467	$22,623	$9,605	$5,416	$15,021	$3	$37,647
Depreciation, depletion and amortization	316	32	348	138	118	256	3	607
Operating income (loss)	1,010	543	1,553	408	259	667	(859)	1,361
Segment assets (a)	33,518	6,173	39,691	22,381	12,283	34,664	3,653	78,008
Capital expenditures (b)	565	54	619	208	14	222	—	841

(a)	Segment assets are as of December 31, 2016.
(b)	Capital expenditures are presented on the accrual basis of accounting.

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

•	The Minimum Fixed Charge Coverage Ratio is not permitted to be below 1.15 to 1.0 for each trailing twelve month period ending September 30, 2017 and each Fiscal Quarter end thereafter.
•

The Company must not permit Tangible Net Worth as of the last day of any Computation Period to be less than $31,000,000 (provided that the required amount of Tangible Net Worth shall increase (but not decrease) by an amount equal to 50% of the Consolidated Net Income for the immediately preceding Fiscal Year). Therefore, the required Tangible Net Worth as of September 30, 2017 is $32,843,000.

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

Outstanding funded revolving debt was $7,600,000 as of September 30, 2017 compared to $2,000,000 as of December 31, 2016. The highest balance outstanding during the first nine months of 2017 and 2016 was $10,000,000 and $7,500,000, respectively. Average outstanding funded debt was $5,834,000 and $4,546,000 for the first nine months of 2017 and 2016, respectively. At September 30, 2017, the Company had outstanding letters of credit totaling $4,955,000. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the available borrowing capacity exceeded the cash needs of the Company and this situation is expected to continue for the foreseeable future.

The Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement will be sufficient to cover expected cash needs, including planned capital expenditures, for the next twelve months except for the expenditures related to the acquisition of the necessary equipment needed to begin mining an aggregates property near Colorado Springs should TMC succeed in obtaining the required mining permits from the State of Colorado and El Paso County. As of September 30, 2017 the Company has invested and capitalized $4,352,000 of deferred development expenditures related to this aggregates property. The Company expects to arrange for term or mortgage financing to fund the acquisition of the necessary equipment needed to begin mining the property should the permits be granted. The Company expects to be in compliance with all debt covenants, as amended, throughout the facility’s remaining term.

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

The Company typically experiences operating cash flow deficits during the first half of the year reflecting operating results, the use of sales dating programs (extended payment terms) related to the Evaporative Cooling segment and payments of the prior year’s accrued incentive bonuses and Company profit-sharing contributions, if any. As a result, the Company’s borrowings against its revolving credit facility tend to peak during the second quarter and then decline over the remainder of the year. In the current year, operating results and timing of capital expenditures resulted in higher levels of borrowing continuing into the third quarter.

Cash used by operations was $1,410,000 during the first nine months of 2017 compared to $8,205,000 provided during the first nine months of 2016.  The current year use of cash is attributable to operating results combined with changes in working capital items, primarily increases in receivables and inventory levels. The prior year provision of cash was attributable to improved operating results combined with changes in working capital items.

During the nine months ended September 30, 2017, investing activities used $4,256,000 of cash compared to $3,312,000 of cash used in the prior year’s period. Capital expenditures during the first nine months of 2017 were $4,378,000 compared to $3,617,000 during the first nine months of 2016. The primary source of capital spending in both periods was the CACS segment which added new rolling machinery and continued development of an aggregate property near Colorado Springs.  Additionally, 2016 included  $305,000 of cash proceeds from the sale of equipment compared to $122,000 in the first nine months of 2017.

Financing activities during the first nine months of 2017 provided  $5,600,000 as borrowings were used to finance the increase in working capital and capital expenditures. During the first nine months of 2016 financing activities used  $5,200,000 of available cash to pay down the revolving bank loan. See also the discussion of the Revolving Credit and Term Loan Agreement below.

Revolving Credit and Term Loan Agreement

As discussed in Note 10 to the condensed consolidated financial statements contained in this Quarterly Report, the Company maintains a Credit Agreement, which, as amended, provides for a Revolving Commitment of $20,000,000. The Revolving Commitment covers the Company’s outstanding letters of credit ($4,955,000 at September 30, 2017) and cash borrowings. Borrowings under the Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles, certain real estate and the common stock of all of the Company’s subsidiaries. Borrowings under the Revolving Commitment are limited to (a) 80% of eligible accounts receivable, (b) the lesser of 50% of eligible inventories and $8,500,000 plus (c) 80% of new Capital Expenditures not to exceed $5,500,000 in the aggregate with respect to each of Fiscal Year 2016 and 2017. Borrowings under the Credit Agreement bear interest based on a LIBOR or prime rate based option.

The Credit Agreement either limits or requires prior approval by the lender of additional borrowings, acquisition of stock of other companies, purchase of treasury shares and payment of cash dividends. Payment of accrued interest is due monthly or at the end of the applicable LIBOR period. The Credit Agreement has a maturity date of May 1, 2020.

The Company’s outstanding borrowings against the revolving credit facility were $7,600,000 at September 30, 2017. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the entire revolving credit facility was available to the Company. This situation is expected to continue for the foreseeable future.

As of September 30, 2017 the Company was in compliance with all covenants in the Credit Agreement and expects to be in compliance with all loan covenants, as amended, for the remaining term of the Credit Agreement. The Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement will be sufficient to cover expected cash needs, including planned capital expenditures, for the next twelve months except for the acquisition of the necessary equipment needed to begin mining an aggregates property near Colorado Springs should Transit Mix succeed in obtaining the required mining permits from the State of Colorado and El Paso County. The Company anticipates arranging term or mortgage financing to fund the acquisition of the necessary equipment needed to begin mining the property should the permits be granted.

Results of Operations - Comparison of Quarter Ended September 30, 2017 to the Quarter Ended October 1, 2016

In the ensuing discussions of the results of operations the Company defines the term gross profit as the amount determined by deducting cost of sales before depreciation, depletion and amortization from sales. The gross profit ratio is gross profit divided by sales.

Consolidated sales in the third quarter of 2017 were $38,627,000, an increase of $980,000, or 2.6%, compared to the third quarter of 2016. The improvement was seen mainly in the Heating and Cooling and Door segments where sales were higher by $539,000 and $469,000, respectively, in the third quarter of 2017 compared to the third quarter of 2016. The Evaporative Cooling sement showed a smaller increase in sales, up 1.4%, while the CACS segment reported a small decrease, 0.6%, in 2017 third quarter sales compared to the third quarter of 2016.

The consolidated gross profit ratio in the third quarter of 2017 was 18.6% compared to 21.4% in the same period of 2016. Virtually all of the decrease was attributable to the Evaporative Cooling and Heating and Cooling segments which reported gross profit ratios 8.1% and 6.3% lower, respectively, in the current year third quarter compared to the prior year third quarter. The CACS segment reported a minimal decrease, 0.1%, in gross profit ratio in the current third quarter compared to the prior year’s third quarter while the Door segment’s gross profit ratio was the same in both quarters.

Consolidated selling and administrative expenses were $166,000 lower in the third quarter of 2017 compared to the third quarter of 2016 as a large decrease in the Heating and Cooling segment was partially offset by smaller increases in all other segments. As a percentage of consolidated sales, selling and administrative expenses decreased from 14.7% in the third quarter of 2016 to 13.9% in the third quarter of 2017.

As discussed in Note 8 above, the third quarter of 2016 included a $632,000 write-down related to an overpayment of prepaid royalties. There was no similar item in 2017.

The consolidated operating income in the third quarter of 2017 was $1,318,000 compared to $1,361,000 in the third quarter of the prior year. Declines in the Heating and Cooling and Evaporative Cooling segments more than offset improvements in the other two segments combined. Individual segment results are discussed below.

Interest income in the third quarter of 2017 was $18,000 compared to $285,000 in the third quarter of 2016. The 2016 quarter included $252,000 of preferred interest income recorded with the redemption of a preferred investment. Interest expense includes interest on outstanding funded debt, finance charges on outstanding letters of credit, the fee on the unused revolving credit line and other recurring fees charged by the lending bank. Interest expense in the third quarter of 2017 was $98,000 compared to $83,000 in the third quarter of 2016. The increase from the prior year third quarter is attributable to lower interest rates per the amended debt agreement discussed in Note 10 combined with higher average borrowings in the current year third quarter. The weighted average interest rate on outstanding funded debt in the third quarter of 2017, including the fee on the unused line of credit and other recurring bank charges but excluding finance charges on letters of credit, was approximately 4.0% compared to 6.5% in the third quarter of 2016. Average outstanding funded debt in the third quarter of 2017 was $8,199,000 compared to $2,779,000 in the third quarter of 2016. At the end of the third quarter of 2017 the outstanding funded debt was $7,600,000 compared to $1,000,000 at the end of the third quarter of 2016.

The Company’s effective income tax rate reflects federal and state statutory income tax rates adjusted for non-deductible expenses, tax credits and other tax items. The estimated effective income tax rate in the third quarter of 2017 and 2016 was 34.0%.

The Company operates four businesses in two industry groups. The businesses are generally seasonal, weather sensitive and subject to cyclical factors. The following addresses various aspects of operating performance focusing on the reportable segments within each of the two industry groups.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products industry group for the quarters ended September 30, 2017 and October 1, 2016 (dollar amounts in thousands):

	Concrete,
	Aggregates and
	Construction
	Supplies	Door
Three Months ended September 30, 2017
Revenues from external customers	$18,054	$4,936
Segment gross profit	3,050	1,367
Gross profit as percent of sales	16.9%	27.7%
Segment operating income	1,602	600
Operating income as a percent of sales	8.9%	12.2%
Segment assets as of September 30, 2017	$40,013	$7,617
Return on assets	4.0%	7.9%

Three Months ended October 1, 2016
Revenues from external customers	$18,156	$4,467
Segment gross profit	3,080	1,239
Gross profit as percent of sales	17.0%	27.7%
Segment operating income	1,010	543
Operating income as a percent of sales	5.6%	12.2%
Segment assets as of October 1, 2016	$35,205	$6,695
Return on assets	2.9%	8.1%

Concrete, Aggregates and Construction Supplies Segment

The product offerings of the CACS segment consist of ready mix concrete, aggregates and construction supplies. Ready mix concrete and aggregates are produced at multiple locations in or near Colorado Springs and Pueblo, Colorado. Construction supplies encompass numerous products purchased from third party suppliers and sold to the construction trades, particularly concrete sub-contractors. During the three months ended September 30, 2017, concrete, aggregates and construction supplies accounted for approximately 77%, 18% and 5% of the sales of the CACS segment, respectively, including aggregates consumed internally in the production of concrete. In the third quarter of 2016, the sales mix between concrete, aggregates and construction supplies was 77%, 17% and 6%, respectively. Sales including aggregates consumed internally increased  $259,000 (1.3%) between the third quarter of 2017 and the comparable prior year quarter. Sales to third parties decreased by $102,000 (0.6%) between the same periods. The gross profit reported by the CACS segment decreased to 16.9% in the third quarter of 2017 from 17.0% in the third quarter of the prior year as dereases in concrete and other operations were partially offset by improved results in the aggregates operations.

Ready mix concrete sales increased 1.9% in the third quarter of 2017 versus the third quarter of 2016 as lower volume was more than offset by higher sales prices. Concrete volume was 5.8%  lower in the third quarter of 2017 compared to the prior year quarter as wet weather during much of the quarter impacted the ability to pour concrete. Concrete prices increased by 8.2% in the third quarter of the current year compared to the third quarter of the prior year as both Colorado Springs and, to a lesser extent, Pueblo reported higher sales prices. Even though concrete prices have increased, the market remains sharply competitive especially on large construction projects. Material cost per yard increased 9.8% in the third quarter of 2017 compared to the prior year third quarter. Cement is the highest cost raw material used in the production of ready mix concrete. Cement costs per yard increased by 7.0% in the third quarter of the current year compared to the same quarter of 2016. The higher cement costs, including delivery, combined with increased cost for rock to account for the majority of the material cost increase. Batching cash costs per yard increased by 14.7% in the third quarter of 2017 compared to the third quarter of 2016. Higher repair and maintenance costs and equipment rental costs contributed to the current quarter increase. Delivery costs increased 23.3% in the current quarter of 2017 compared to the prior year third quarter mostly due to higher labor costs, including overtime, and the use of contract truckers. The gross profit ratio from concrete decreased to 16.2% for the third quarter 2017 from 20.3% in the third quarter of 2016.

The CACS segment also produces and sells sand, crushed limestone and gravel (collectively “aggregates”) from deposits in and around Colorado Springs. Sales volume (tons) of construction aggregates, including those used internally in the production of ready mix concrete, decreased 15.0% in the third quarter of 2017 compared to the comparable 2016 quarter. Average selling prices, excluding freight, increased 23.4% due to the higher ratio of rock to sand sales. Improved performance by all aggregates operations contributed to the current quarter results. The aggregates operations reported a third quarter 2017 profit of $413,000 compared to a $215,000 loss in the third quarter of 2016.

Sales of construction supplies decreased $23,000 (2.1%) in the third quarter of 2017 compared to the prior year third quarter. The gross profit declined to 4.5% from 12.4% in 2016. Higher material costs, including steel rebar, and both production and delivery labor costs, combined to account for the decline in gross profit.

Depreciation and amortization charges remained level at $316,000 in the third quarters of both 2017 and 2016.

Selling and administrative expenses were $15,000 higher in the third quarter of 2017 compared to the same period in 2016 primarily due to higher legal fees. Litigation fees related to the Pueblo aggregate lease were $260,000 during the third quarter of 2017 compared to $138,000 incurred during the comparable period of 2016. As a percentage of sales, selling and administrative expenses were 6.8% in 2017 compared to 6.7% in 2016.

In addition, the third quarter of 2016 included $252,000 of preferred interest received with the redemption of a preferred investment.

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

Door sales in the third quarter of 2017 were $469,000 (10.5%) greater than in the third quarter of the previous year. Bidding prices remain competitive. The gross profit ratio in the third quarter of both 2017 and 2016 was 27.7% as increased labor costs were offset by lower overhead expenses and improved pricing on certain bid jobs shipped during the third quarter of 2017.

Sales and administrative expenses were $64,000 higher in the third quarter of 2017 compared to the third quarter of 2016. As a percentage of sales, these expenses decreased to 14.8%  in the third quarter of 2017 from 14.9% in the comparable 2016 quarter.

The Door segment sales backlog at the end of the third quarter of 2017 was $6,112,000 compared to $5,572,000 at the end of the same quarter of 2016.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products industry group for the quarters ended September 30, 2017 and October 1, 2016 (dollar amounts in thousands):

	Heating and	Evaporative
	Cooling	Cooling
Three Months ended September 30, 2017
Revenues from external customers	$10,144	$5,489
Segment gross profit	1,867	913
Gross profit as percent of sales	18.4%	16.6%
Segment operating income (loss)	151	(270)
Operating income (loss) as a percent of sales	1.5%	(4.9)%
Segment assets as of September 30, 2017	$24,764	$10,461
Return on assets	0.6%	(2.6)%

Three Months ended October 1, 2016
Revenues from external customers	$9,605	$5,416
Segment gross profit	2,376	1,340
Gross profit as percent of sales	24.7%	24.7%
Segment operating income	408	259
Operating income as a percent of sales	4.2%	4.8%
Segment assets as of October 1, 2016	$20,563	$11,115
Return on assets	2.0%	2.3%

Heating and Cooling Segment

In the third quarter of 2017, approximately 65% of sales in the Heating and Cooling segment consisted of wall furnaces and heaters. Fan coils accounted for 33% of the segment’s sales and other products were about 2% of the segment’s sales. In the third quarter of 2016 these shares of total segment sales were 72%, 27% and 1%, respectively. Overall sales in the Heating and Cooling segment in the third quarter of 2017 increased by $539,000 (5.6%) compared to the same period in 2016.

Sales of furnaces and heaters declined 7.3% in the three months ended September 30, 2017 compared to the three months ended October 1, 2016.  Unit shipments of furnaces and heaters were 8.9%  lower in the third quarter of 2017. Average sales prices for furnaces and heaters were about 1.7%  higher compared to a year ago as a result of changes in product mix.

Sales of fan coils during the third quarter of 2017 improved 25% compared to the third quarter 2016. The fan coil sales backlog at September 30, 2017 was $2,447,000 compared to $2,738,000 at October 1, 2016.  Typically, approximately 90% of the sales of fan coils are custom-made systems for hotels and other commercial buildings. Fan coil jobs are obtained through a competitive bidding process. Since every bid job is a unique configuration of materials and parts, the Company does not track unit sales or production as such unit volume data would not be useful in managing the business. Management focuses on the contribution margin by job, the current level of sales and the sales backlog in managing the fan coil business. Contribution margin is measured by deducting variable manufacturing costs and variable selling expenses from sales for a particular product line and is used as an internal measure of profitability for a product or product line. The fan coil contribution margin percentage in the third quarter of 2017 was 24.9%, down from 29.8% in the third quarter of 2016.  The decrease in margin in the third quarter of 2017 can be attributed to higher labor, freight and material costs.

The Heating and Cooling segment’s gross profit ratio for the third quarter of 2017 was 18.4% compared to 24.7% in the third quarter of 2016. The lower gross profit ratio is attributable to the same increased costs noted for fan coils.

Selling and administrative expenses in the third quarter of 2017 were $261,000 lower than the third quarter of the previous year. The decrease was attributable to lower compensation related expenses and reduced legal fees. As a percentage of sales, selling and administrative expenses were 15.5% in the third quarter of 2017 and 19.1% in the third quarter of 2016.

Evaporative Cooling Segment

Sales of evaporative coolers increased  $73,000 (1.4%) in the third quarter of 2017 compared to the third quarter of 2016. Unit sales of evaporative coolers increased less than 1% in the current third quarter compared to the prior year third quarter.  Average selling prices were up 0.7% between the third quarter of 2017 and 2016. The increased average selling prices are attributed to a  higher volume of commercial and industrial units sold combined with increased parts sales in the current year quarter. The gross profit ratio in the third quarter of 2017 was 16.6% compared to 24.7% a year ago. The decrease in gross profit ratio is mainly attributable to higher labor costs and increased material costs, notably steel.

Selling and administrative expenses were $113,000 (11.7%) higher in the third quarter of 2017 mainly due to increased compensation and professional service related costs. As a percentage of sales, selling and administrative expenses increased to 19.6% in the current quarter of 2017 from 17.8% in the prior year quarter.

Both businesses in the HVAC group are sensitive to changes in prices for a number of different raw materials, commodities and purchased parts. Prices of steel and copper in particular can have a significant effect on the results of operations of this group. Neither company is currently a party to any hedging arrangements with regard to steel or copper.

Results of Operations - Comparison of Nine Months Ended September 30, 2017 to Nine Months Ended October 1, 2016

In the ensuing discussions of the results of operations the Company defines the term gross profit as the amount determined by deducting cost of sales before depreciation, depletion and amortization from sales. The gross profit ratio is gross profit divided by sales.

Consolidated sales in the first nine months of 2017 were $112,617,000, a decrease of $1,979,000 or 1.7% compared to the first nine months of 2016.  The Door segment reported an increase in sales in the current period of $353,000 (2.7%) mainly due to strong third quarter performance.  All three other segments reported lower sales in the third quarter of the current year compared to the third quarter of the prior year. Sales in the CACS segment decreased  $1,617,000 (3.2%) due, in part, to a windmill job serviced by a portable plant which provided $2,837,000 in revenue in 2016.  There was no similar project in 2017. Excluding this job, sales in the CACS segment increased $1,220,000 (2.5%) in the first nine months of 2017 compared to the prior year period. Sales in the Evaporative Cooling segment decreased by $684,000 (3.0%) due to lower unit volume. Sales in the Heating and Cooling segment decreased $32,000 (less than 1%) as furnace sales improved, but fan coil sales lagged prior year levels.

The consolidated gross profit ratio in the first nine months of 2017 was 19.0% compared to 21.6% in the first nine months of 2016.  The gross profit ratios in the Door segment improved by 1.0 points. All other segments reported decreases in the gross profit ratio. The Evaporative Cooling segment reported the largest decrease in gross profit margin, 5.4 points. The Heating and Cooling and CACS segments reported decreases of 3.7 points and 1.8 points, respectively. The changes are addressed in more detail in the discussion by segment below.

Selling and administrative expenses in the first nine months of 2017 were $196,000 (1.1%) lower compared to the same period of the prior year. Increased selling and administrative expenses in the Door and Evaporative Cooling segments were more than offset by decreases in the CACS and Heating and Cooling segments. As a percentage of consolidated sales, selling and administrative expenses remained consistent at 15.3% the first nine months of 2017 compared to 15.2% in the same period of the prior year.

Depreciation and amortization charges in the first nine months of 2017 increased  $35,000 (1.9%) compared to the first nine months of 2016. Capital expenditures, which had been lower for several years, increased in the first nine months of 2017 versus the prior year period primarily in the CACS segment with the purchase of new mixer trucks.

Consolidated operating income in the first nine months of 2017 was $2,362,000 compared to $5,043,000 in the first nine months of the prior year. A decline in operating results was reported by all segments except the Door segment which reported an increase of 11.1% in operating income in the first nine months of 2017 compared to the first nine months of 2016. The Evaporative Cooling, Heating and Cooling and CACS segments reported decreases in operating income of $1,498,000, $986,000 and $397,000, respectively, in the first nine months of 2017 compared to the first nine months of 2016.  See further details in the discussion of segments below.

Interest income for the first nine months of 2017 was $50,000 compared to $293,000 in the first nine months of 2016. The first nine months of 2016 included $252,000 of preferred interest recorded with redemption of a preferred investment in the CACS segment. Interest expense for the first nine months of 2017 declined to $272,000 from $299,000 in the first nine months of 2016 as higher average borrowings benefited from lower interest rates per the amended debt agreement discussed in Note 10. The weighted average interest rate on outstanding funded debt, including the availability fee on the unused line of credit and other recurring bank charges but excluding finance charges on letters of credit, was approximately 4.9% for the first nine months of 2017 compared to 5.4% for the same period in 2016. Average outstanding funded debt in the first nine months of 2017 was $5,834,000 compared to $4,548,000 in the first nine months of 2016.

The Company’s effective income tax rate reflects federal and state statutory income tax rates adjusted for non-deductible expenses, tax credits and other tax items. The estimated effective income tax rate in the first nine months of 2017 and 2016 was 34.0%.

A discussion of operations by segment follows.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products industry group for the nine months ended September 30, 2017 and October 1, 2016 (dollar amounts in thousands):

	Concrete,
	Aggregates and
	Construction
	Supplies	Door
Nine Months ended September 30, 2017
Revenues from external customers	$49,650	$13,565
Segment gross profit	7,219	3,775
Gross profit as percent of sales	14.5%	27.8%
Segment operating income	2,484	1,544
Operating income as a percent of sales	5.0%	11.4%
Segment assets as of September 30, 2017	$40,013	$7,617
Return on assets	6.2%	20.3%

Nine Months ended October 1, 2016
Revenues from external customers	$51,267	$13,212
Segment gross profit	8,364	3,538
Gross profit as percent of sales	16.3%	26.8%
Segment operating income	2,881	1,390
Operating income as a percent of sales	5.6%	10.5%
Segment assets as of October 1, 2016	$35,205	$6,695
Return on assets	8.2%	20.8%

Concrete, Aggregates and Construction Supplies Segment

In the first nine months of 2017 concrete, aggregates and construction supplies accounted for approximately 78%, 16% and 6% of sales of the CACS segment, respectively, including aggregates consumed internally in the production of concrete. In the first nine months of 2016 the sales mix among concrete, aggregates and construction supplies was 77%, 17% and 6%, respectively. Sales, including aggregates consumed internally, decreased by $1,821,000 (3.2%) and sales to third parties decreased  $1,617,000 (3.2%). The first nine months of 2016 included a windmill job serviced by a portable plant which provided $2,837,000 in revenue. There was no similar project in 2017. Excluding this job, sales in the CACS segment increased $1,220,000 (2.5%) in the first nine months of 2017 compared to the prior year period.

Ready mix concrete sales, excluding flow fill material and the 2016 windmill job, improved by $2,752,000 (7.1%) in the first nine months of 2017 over the comparable 2016 period primarily due to a sustained improvement in the Colorado Springs market and improved pricing in both the Colorado Springs and Pueblo markets. Exclusive of the 2016 windmill project, ready mix volume increased by 1.4% in the first nine months of 2017 compared to the first half of 2016. Average concrete prices for the first nine months of 2017, excluding the windmill project and flow fill material, increased by 5.6% compared to the first nine months of 2016. While concrete prices have increased, the market remains sharply competitive especially on large construction projects. Material costs per yard, including cement, increased by 5.0% in the first nine months of 2017 compared to the same period in 2016 primarily due to higher cement costs. Batching costs per yard increased 19.5%, in the first nine months of 2017 compared to the first nine months of 2016 for reasons discussed above in the quarter results as well as costs associated with the replacement of a Pueblo bridge deck that did not meet strength specifications. Delivery costs per yard increased 15.6% in the first nine months of 2017 compared to the first nine months of 2016. This increase is attributable to higher labor costs and the use of more contract truckers. Exclusive of the 2016 windmill project, the gross profit ratio from concrete declined to 15.6% in the first nine months of 2017 from 18.3% in 2017.

Sales volume (tons) of construction aggregates, including those used internally in the production of ready mix concrete, decreased 25.4% during the first nine months of 2017 compared to the first nine months of 2016. The decrease was due to lower output by all aggregate operations. Average selling prices increased 24.6%, attributable to price increases and the greater sales ratio of cement sand to  fill sand.  While operating challenges at the Pikeview Quarry, a limestone quarry located near Colorado Springs, continue to dampen overall results, improvement was seen in all other aggregate operations in the current year compared to the prior year. The gross profit, before depreciation, from all aggregate operations in the first nine months of 2017 was a profit of $190,000 compared to a loss of $320,000 in the first nine months of 2016.

Sales of construction supplies decreased by $182,000 (5.7%) in the first nine months of 2017 compared to the same period in 2016. The gross profit ratio declined to 3.8% from 12.9% due to reasons discussed in the quarter results.

Depreciation expenses increased by $6,000 (0.6%) in the first nine months of 2017 compared to the first nine months of 2016.

Selling and administrative expenses were $303,000 lower in the first nine months of 2017 compared to the same period in 2016.  The decrease was due to lower compensation related and legal expenses. Litigation fees related to the Pueblo aggregate lease were $645,000 during the nine months ended September 30,  2017 compared to $759,000 incurred during the nine months ended October 1,  2016. See Note 8 to the financial statements.

Results for the first nine months of 2017 include $95,000 of gains on the sale of equipment. The first nine  months of 2016 included $276,000 of such gains. Additionally, the first nine months of 2016 included $252,000 of preferred interest income discussed in the quarter results.

Door Segment

Door sales in the first nine months of 2017 increased $353,000 (2.7%) compared to the first nine months of the previous year. The gross profit ratio increased to 27.8% in the first six months of 2017 compared to 26.8% in 2016. The improved gross profit is attributable to better pricing combined with lower material costs.

Sales and administrative expenses in the first nine months of 2017 increased by $86,000 compared to the first nine months of 2016 primarily due to increased compensation costs. As a percentage of sales, these expenses were 15.8% and 15.6%, respectively, in the first nine months of 2017 and 2016.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products industry group for the nine months ended September 30, 2017 and October 1, 2016 (dollar amounts in thousands).

	Heating and	Evaporative
	Cooling	Cooling
Nine Months ended September 30, 2017
Revenues from external customers	$27,358	$22,031
Segment gross profit	5,953	4,425
Gross profit as percent of sales	21.8%	20.1%
Segment operating income	219	579
Operating income as a percent of sales	0.8%	2.6%
Segment assets as of September 30, 2017	$24,764	$10,461
Return on assets	0.9%	5.5%

Nine Months ended October 1, 2016
Revenues from external customers	$27,390	$22,715
Segment gross profit	6,980	5,803
Gross profit as percent of sales	25.5%	25.5%
Segment operating income	1,205	2,077
Operating income as a percent of sales	4.4%	9.1%
Segment assets as of October 1, 2016	$20,563	$11,115
Return on assets	5.9%	18.7%

Heating and Cooling Segment

In the first nine months of 2017, approximately 61% of sales in the Heating and Cooling segment consisted of wall furnaces and heaters. Fan coils accounted for 37% of the segment’s sales and other products were approximately 2%. In the first nine months of 2016 these shares of total segment sales were 60%,  40% and less than 1%, respectively. Overall sales in the Heating and Cooling segment in the first nine months of 2017 decreased by $32,000 (less than 1%) compared to the same period in 2016.  Sales of furnaces increased by approximately $486,000 (3.0%) in the first nine months of 2017 compared to the first nine months of 2016.  This improvement was more than offset by a decrease in fan coil sales. Sales of fan coils declined 7.9% between the first nine months of 2017 and the same period in the prior year. As discussed above, contribution margin is an internal measure of profitability for a product or product line. The fan coil contribution margin percentage in the first nine months of 2017 was 27.3% compared to 30.6%  in the first nine months of 2016 primarily due to increased material costs as well as aggressive pricing early in the year to increase sales and the backlog.  Unit shipments of furnaces and heaters were up 1.6%  in the first nine months of 2017 versus the first nine months of 2016 while average sales price was up 1.3%. The increase in average selling price of furnaces and heaters in the first nine months of 2017 was due to changes in product mix.

The Heating and Cooling segment’s gross profit ratio for the first nine months of 2017 was 21.8% compared to 25.5% for the first nine months of 2016. The lower gross profit ratio was principally due to higher material costs, specifically steel, and increased freight costs.

Selling and administrative expenses in the first nine months of 2017 were $75,000 lower compared to the first nine months of 2016. The decrease is attributable to increased consulting and professional service costs which were more than offset by lower compensation related costs, including commissons, and reduced legal fees. As a percentage of sales, selling and administrative expenses were 19.3% in the first nine months of 2017 compared to 19.6% in the first nine months of 2016.

Evaporative Cooling Segment

Unit sales of evaporative coolers in the first nine months of 2017 were lower by 3.4% compared to the first nine months of 2016. Revenue from evaporative cooler sales in the first nine months of 2017 declined 3.0% compared to the same period in the prior year as average selling prices per unit increased less than 1%. The gross profit ratio in the first nine months of 2017 was 20.1% compared to 25.5% realized in the first nine months of 2016. The decrease was due to increased labor costs, including overtime and contract labor, and higher material costs, most notably steel. Selling and administrative expenses were $154,000 (4.6%) higher in the first nine months of 2017 mainly due to increased compensation and professional services spending. As a percentage of sales, selling and administrative expenses were 16.0% and 14.8% in the first nine months of 2017 and 2016, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements contained in this Quarterly Report have been prepared in accordance with accounting principles generally accepted in the United States of America which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 2017 and December 31, 2016 and affect the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates.

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

OUTLOOK

Overall the Company expects consolidated sales in 2017 to reach 2016 levels.  Revenues in the CACS segment are dependent of the level of construction activity along the Front Range in Southern Colorado as well as weather. Construction activity has exhibited modest and thus far sustained improvement during the past two years in the Colorado Springs market. Construction activity in the Pueblo market has shown improvement over the last year as well.  However, weather in 2017 in the CACS market areas has not been favorable. Cool, wet weather patterns, snow and rain led to numerous days where concrete could not be poured. These conditions have continued into October.  Although there is a backlog of work to complete, many customers have indicated that making up for the lost days may not be possible due to the inability to hire additional qualified concrete finishing personnel.  Concrete pricing has improved, but bidding on jobs remains sharply competitive.

Sales of the Company’s HVAC Industry Group for the remainder of the year depend upon a normal demand for furnaces and heaters as well as an improvement in fan coil sales. While the fan coil backlog remains strong, sales are dependent on the timing of shipments which is controlled by our customers’ construction progress. Sales of furnaces, heaters and evaporative coolers are primarily for replacement purposes and therefore are not heavily reliant on new construction. Sales of these products are generally dependent on the overall strength of the economy, especially employment levels, and are heavily influenced by weather conditions, particularly during their respective selling seasons.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 4 to the condensed consolidated financial statements contained in this Quarterly Report for a discussion of recently issued accounting standards.

MATERIAL CHANGES TO CONTRACTUAL OBLIGATIONS

There were no material changes to contractual obligations that occurred during the quarter ended September 30, 2017.

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

Item 4.Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) as of September 30, 2017. The Chief Executive Officer and Chief Financial Officer, based on that evaluation, concluded that the Company’s disclosure controls and procedures are effective and were reasonably designed to ensure that all material information relating to the Company (including its subsidiaries) required to be disclosed in the reports filed and submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission.

(b)Changes in Internal Control Over Financial Reporting.

During the quarter ended September 30, 2017, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial information from Continental Materials Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2017 filed with the SEC on November 14, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Retained Earnings for the three and nine-month periods ended September 30, 2017 and October 1, 2016, (ii) the Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (iii) the Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2017 and October 1, 2016, and (iv) Notes to the Quarterly Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION

Date:	November 14, 2017	By:	/s/ Mark S. Nichter
Mark S. Nichter, Vice President, Secretary
and Chief Financial Officer