Form 10-K
period 2017-12-30
CONTINENTAL MATERIALS CORP
filed 2018-03-29
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2017

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 1-3834

Continental Materials Corporation

(Exact name of registrant as specified in its charter)

Delaware	36-2274391
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

440 South La Salle Street, Suite 3100, Chicago, Illinois	60605
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 312-541-7200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock - $0.25 par value	NYSE American

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value (based on the July 1, 2017 closing price) of voting stock held by non-affiliates of registrant was approximately $9,371,000. As of March 23, 2018, there were 1,698,055 shares of the registrant’s common stock outstanding.

Incorporation by reference: Portions of registrant’s definitive proxy statement for the 2017 Annual Meeting of stockholders to be held May 23, 2018 into Part III of this Form 10-K. The definitive proxy statement is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.

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

During 2017, no customer accounted for 10% or more of the total sales of the Company.

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

The personnel in the CACS segment routinely take a leadership role in formulation of the products to meet the specifications of customers. The Company is not involved in setting forms or performing finishing work on any of its concrete products. The Door segment offers doors, frames and hardware, including electronic access systems. Doors, frames and related hardware and lavatory fixtures are installed by independent contractors engaged by the general contractor or building owner. Electronic access and security systems are often installed by the Company’s technicians, generally over a short period of time.

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

In general, the Company can obtain the raw materials required by its operations in all segments from various sources in the quantities desired. The Company’s CACS segment purchases most of its cement requirements from several suppliers in order to obtain favorable pricing. Although there have been times when heavy cement demand has caused some scarcity of cement supply, the Company does not expect to encounter this situation in the foreseeable future due to the addition of a new cement mill near Pueblo, Colorado since the last construction boom and slowing development of the oil fields north of Denver. The Company has no long-term supply contracts and does not consider itself to be dependent on any individual supplier. MDHI is an authorized distributor of a major manufacturer of hollow metal doors and hardware. MDHI has historically purchased the majority of its hardware primarily from this supplier in order to obtain favorable volume related pricing; however, other suppliers are available.

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

The Company’s sales of rebar and other construction supplies in the Colorado Springs and Pueblo metropolitan areas are subject to intense competition from three larger companies in Denver and one company in Colorado Springs although a number of small local competitors are also in the market. The Company believes it can compete effectively because many of our customers also purchase concrete and aggregates from us, products which our competitors for these product lines do not offer. In addition, the Company believes its Pueblo location has a slight competitive advantage with respect to the three Denver companies based upon delivery costs.

Door — The Company sells hollow metal and wood doors, door frames and related hardware, lavatory fixtures and electronic access and security systems throughout the United States although sales are primarily in Colorado and adjacent states. There are numerous competitors in our market area which compete aggressively based on price and delivery times.

EMPLOYEES

The Company employed 590 people as of December 30, 2017. Employment varies throughout the year due to the seasonal nature of the businesses. A breakdown of the current and prior year’s employment at year-end by segment was:

	2017	2016
Heating and Cooling	191	195
Evaporative Cooling	127	125
Concrete, Aggregates and Construction Supplies	215	214
Door	44	43
Corporate Office and Other	13	13
Total	590	590

The factory employees at the Colton, California plant are represented by the Carpenters Local 721 Union under a contract that expires December 31, 2018. The Company considers relations with its employees and with their union to be good. There are no unions at any of the Company’s other operations.

ENVIRONMENTAL MATTERS

Our operations involve the use, release, discharge, disposal and clean-up of substances regulated under federal, state and/or local environmental protection laws and regulations, including those related to reclamation of mined areas. Some laws impose obligations on us with respect to the management of waste products. We strive not only to maintain compliance with all applicable environmental laws and regulations, but to exceed the minimum requirements of those laws and regulations where practicable. However, there can be no assurance that the Company will be in compliance with all applicable environmental laws and regulations in the future.

In 2017, our capital expenditures and remediation expenses for environmental matters, except those expenses related to our mining reclamation efforts, were not material to our financial condition. Because of the complexity and ever-changing nature of environmental laws and regulations, we cannot predict whether capital expenditures and remediation expenses for future environmental matters will materially affect our financial condition, results of operations or liquidity.

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

The CACS segment serves the Colorado ready-mix concrete market from seven owned batch plants. In addition, the Company currently operates aggregate processing facilities on two owned and one leased mining property. Two of the three mining properties are located in or near Colorado Springs or Pueblo. These properties presently provide a majority of the aggregate requirements of our Colorado Springs and Pueblo ready-mix concrete business.  The Company also owns two properties and leases one property that are not currently in production. The Black Canyon Quarry ceased mining in the second quarter of 2013 as the deposit is fully depleted. In September of 2014 the Company ceased operations at its leased gravel operation in Pueblo, Colorado. The Company has filed suit in federal court in Denver, Colorado seeking, among other things, to rescind the sand and gravel lease. See Note 2 for further discussion. The remaining mining property has not yet been put into production. During 2015, the Company obtained an option to lease the rights to an aggregates location south of Colorado Springs. The Company is pursuing the necessary permits, etc. for developing this site and the associated costs are being recorded as deferred development expenses. For further information, see the CACS segment in Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Construction supplies are sold from owned facilities adjacent to the main batch plants in Colorado Springs and Pueblo. All of the CACS segment’s facilities are located along the Southern Front Range in Colorado and, in the opinion of management, are in good condition and sufficient for the Company’s current needs. In the opinion of management, the properties owned, leased and under option contain mineable reserves sufficient to service our own sand, rock and gravel requirements and customers for the foreseeable future.

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

PART II

Item 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common stock of Continental Materials Corporation is traded on the NYSE American under the symbol CUO. Market sales prices for the fiscal quarters of the past two years are:

		High	Low
2017	Fourth Quarter	$20.15	$18.90
	Third Quarter	22.50	17.85
	Second Quarter	24.90	19.01
	First Quarter	30.55	24.76

2016	Fourth Quarter	$24.40	$21.15
	Third Quarter	26.69	15.70
	Second Quarter	15.85	12.18
	First Quarter	14.95	10.60

The Company currently has fewer than 300 shareholders.

The Company has never paid, nor does it currently intend to declare, any dividends. The Company’s policy of reinvesting earnings from operations is reviewed periodically by the Board of Directors of the Company (the “Board”).

The following sets forth information regarding the Company’s equity plans as of December 30, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	-	-	54,000

Equity compensation plans not approved by security holders	-	-	-
Total	-	-	54,000

The Company established an open-ended program to repurchase its common stock under which the Board authorized purchases up to a maximum amount of $2,750,000. Repurchases may be made on the open market or in block trades at the discretion of management. As of December 30, 2017, $1,091,353 of the authorized amount remained available for stock repurchases.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations during 2017 was $4,387,000. The decreased cash flow, compared to the 2016 level, is attributable mainly to less favorable operating results and a non-recurring item in 2016 which is discussed below.

Cash provided by operations during 2016 was $8,099,000.  The higher cash flow, compared to the 2015 level, is attributable mainly to improved operations and receipt of $1,106,000 for redemption of an $854,000 preferred investment and $252,000 of related interest.

Investing activities during 2017 used $5,655,000. Capital expenditures of $5,781,000, primarily in the CACS segment, were offset by $126,000 received for the sale of property and equipment.

Investing activities during 2016 used $4,095,000 as $4,405,000 in capital expenditures was partially offset by $310,000 received for the sale of property and equipment.

During 2017, the Company borrowed  $1,500,000 on its revolving credit line while $26,000 was used to repurchase stock from a former officer of the Company.

During 2016, the Company repaid $4,200,000 on its revolving credit line while $50,000 was used to repurchase stock from a former officer of the Company.

Budgeted capital spending for 2018 is approximately $7,500,000. Projected depreciation, depletion and amortization are approximately $3,300,000. The Company expects to fund the planned capital expenditures from available cash, operating cash flow and/or funds available from the revolving credit facility.

Sales of the Company’s HVAC products are seasonal except for fan coils. Sales of furnaces, heaters and evaporative coolers are sensitive to weather conditions particularly during their peak selling seasons. Fan coil sales are, to a significant extent, dependent on commercial construction, particularly of hotels. Revenues in the CACS segment are primarily dependent on the level of construction activity along the Southern Front Range in Colorado. Sales for the Door segment are not as seasonal nor are they much affected by weather conditions. Historically, the Company has experienced operating losses during the first quarter except when the weather is mild and the concrete demand is strong along the Southern Front Range. Operating results typically improve in the second and third quarters reflecting more favorable weather conditions in southern Colorado and the seasonal sales of the Evaporative Cooling segment. Fourth quarter results can vary based on weather conditions in Colorado as well as in the principal markets for the Company’s heating equipment. The Company typically experiences operating cash flow deficits during the first half of the year reflecting operating results, the use of sales dating programs (extended payment terms) related to the Evaporative Cooling segment and payments of the prior year’s accrued incentive bonuses and Company profit-sharing contributions, if any. The timing of capital expenditures can also have a significant effect on cash flow. Historically, the Company’s borrowings against its revolving credit facility tend to peak during the second quarter and then decline over the remainder of the year.

Revolving Credit and Term Loan Agreement

The Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) effective November 18, 2011. On May  26, 2017 the Company entered into the Eighth Amendment to Credit Agreement. The Company had previously entered into seven separate amendments to the Credit Agreement. Cumulatively, the amendments were entered into by the Company to, among other things, (i) modify certain of the financial covenants, (ii) adjust the amount of the Revolving Commitment, (iii) terminate the Term Loan Commitment upon the repayment in full of the outstanding principal balance (and accrued interest thereon) of the Term Loan, (iv) modify the Borrowing Base calculation to provide for borrowing availability in respect of new Capital Expenditures, (v) decrease the interest rates on the Revolving Loans, (vi) extend the maturity date and (vii) decrease the Letter of Credit fee rate. Borrowings under the Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles, certain real estate and the common stock of all of the Company’s subsidiaries. Borrowings under the Credit Agreement bear interest based on a London Interbank Offered Rate (LIBOR) or prime rate based option.

The Credit Agreement either limits or requires prior approval by the lender of additional borrowings, acquisition of stock of other companies, purchase of treasury shares and payment of cash dividends. Payment of accrued interest is due monthly or at the end of the applicable LIBOR period.

The Credit Agreement as amended provides for the following:

•	The Revolving Commitment is $20,000,000.
•

Borrowings under the Revolving Commitment are limited to (a) 80% of eligible accounts receivable, (b) the lesser of 50% of eligible inventories and $8,500,000 plus (c) 80% of qualifying new Capital Expenditures not to exceed $5,500,000 (excluding the aggregate amount of any Capital Expenditures financed with the proceeds of a Revolving Line advance) with respect to each of Fiscal Year 2016 and 2017.

•	The Minimum Fixed Charge Coverage Ratio is not permitted to be below 1.15 to 1.0 for each trailing twelve month period measured at the end of each Fiscal Quarter.
•

The Company must not permit Tangible Net Worth as of the last day of any future Computation Period to be less than $31,000,000 (provided that the required amount of Tangible Net Worth shall increase (but not decrease) by an amount equal to 50% of the Consolidated Net Income for the immediately preceding Fiscal Year). At December 30, 2017 the required amount of Tangible Net Worth was $33,752,000.

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

•

Fixed Charge Coverage Ratio is defined as, for any computation period, the ratio of (a) the sum for such period of (i) EBITDA, as defined, minus (ii) the sum of income taxes paid in cash and all unfinanced capital expenditures to (b) the sum for such period of interest expense related to the Credit Agreement.

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

Outstanding funded revolving debt was $3,500,000 as of December 30, 2017 compared to $2,000,000 as of December 31, 2016. The highest balance outstanding during 2017 and 2016 was $10,000,000 and $7,500,000, respectively. Average outstanding funded debt was $5,909,000 and $3,712,000 for 2017 and 2016, respectively. At December 30, 2017, the Company had outstanding letters of credit (LOC) totaling $6,205,000, including a second LOC of $1,250,000 outstanding at year end as the Company transitioned to a new issuer of its reclamation bonds. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the available borrowing capacity exceeded the cash needs of the Company and this situation is expected to continue for the foreseeable future.

The Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement will be sufficient to cover expected cash needs, including planned capital expenditures, for the next twelve months except for any expenditures related to the acquisition of the equipment necessary to begin mining an aggregates property near Colorado Springs should TMC succeed in obtaining the required mining permits from the State of Colorado and El Paso County. The Company anticipates arranging term or mortgage financing to fund the acquisition of such equipment to begin mining the property should the permits be granted. The Company expects to be in compliance with all debt covenants, as amended, throughout the facility’s remaining term.

Reconciliation of Fair Value of Reporting Units to Market Capitalization

The Company estimates that the aggregate fair value of its four reporting units as of December 30, 2017 is approximately $75,200,000. The fair value of the CACS reporting unit was determined as described in the Critical Accounting Policies discussion of Goodwill and Other Intangible Assets below. The fair value of all other reporting units was estimated by management based on a discounted cash flow valuation using a 13% discount rate in all cases. After deducting all outstanding funded debt the calculation yields a net fair value of the equity of the reporting units of $71,700,000. The Company’s market capitalization as of December 30, 2017 was approximately $31,960,000 based on a December 30, 2017 share price of $19.00 and 1,682,000 common shares outstanding. It is the Company’s opinion that its share price reflects the negative impact of its corporate office expenses as many of these would not be required to operate the individual companies were they not part of the consolidated publically owned Company. It is also the Company’s opinion that the value of its operating businesses is not diminished as a result of the corporate expenses. Therefore, in the Company’s opinion, in reconciling the fair value of the operating units to the market capitalization, an adjustment to the market capitalization for the corporate expenses is appropriate. Using the five year average corporate office expenses after the related income tax benefit and applying a 13% capitalization rate results in an adjusted market capitalization of $47,686,000 as of December 30, 2017. In the Company’s opinion, the difference between the net fair value of the reporting units and the adjusted market capitalization represents the value of the control premium. As of December 30, 2017 the control premium was approximately 50% of the adjusted market capitalization. A reconciliation of the fair value of the reporting units to the adjusted market capitalization is shown in the table below. Amounts are in thousands except share data.

	Market Capitalization	Market Capitalization
	Based on	Based on the highest
	December 30, 2017	2018 year-to-date
	Closing Price	Closing Price of
	$19.00 Per Share	$19.90 Per Share
Estimated Fair Value of Reporting Units	$75,200	$75,200
Less outstanding funded debt as of 12/30/2017 and 3/14/2018	(3,500)	(5,500)
Net Fair Value of Reporting Units	$71,700	$69,700

Market capitalization:
1,682,000 and 1,698,000 common shares outstanding, respectively	$31,958	$33,790
Adjustment for corporate expenses after income tax effect	15,728	15,728
Adjusted Market Capitalization	47,686	49,518
Control Premium	24,014	20,182
Fair Value of Reporting Units as determined above	$71,700	$69,700
Control Premium as a percentage of Adjusted Market Capitalization	50%	41%

The lowest closing price of the Company’s common stock since December 30, 2017 was $18.40.  Based on the $18.40 closing price of February 15, 2018 this same computation yields a control premium of 54%.

A significant portion of the Company’s common stock is closely held. At December 30, 2017, the Gidwitz Family and other officers and directors of the Company together with the two largest institutional shareholders own approximately 80% of the outstanding shares. The remaining shares (“available float”) represent only 20% of the outstanding shares. Generally, there is limited trading activity in the Company’s shares. On some trading days there is no trading activity. The Company’s share price is subject to sharp volatility on trades of a few hundred shares or less.  For these reasons, it is the opinion of the Company that its market capitalization at any given time is not indicative of the aggregate fair value of the reporting units.

Insurance Policies

The Company maintains  insurance policies with the following per incident deductibles and policy limits:

		Per Occurrence	Policy Aggregate
	Deductible	Limits	Limits
Product liability	$250,000	$1,000,000	$2,000,000
General liability	250,000	1,000,000	5,000,000
Workers’ compensation	350,000	350,000	Statutory
Auto and truck liability	100,000	2,000,000	No limit

Should any or all policy limits be exceeded, the Company maintains umbrella policies which cover the next $25,000,000 of claims.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that are likely to have a material current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources other than the expected effect, during the first quarter of 2019, from the implementation of ASU No. 2016-02, Leases (Topic 842) as discussed in the Recently Issued Accounting Pronouncements section of Note 1.

Cybersecurity Risks and Incidents

We are dependent upon the capacity, reliability and security of our information technology (“IT”) systems for our manufacturing, sales, financial and administrative functions. We also face the challenge of supporting our IT systems and implementing upgrades when necessary, including the prompt detection and remediation of any cybersecurity breaches.

Our IT systems’ security measures are focused on the prevention, detection and remediation of damage from computer viruses, natural disaster, unauthorized access, cyber-attack and other similar disruptions. However, our IT systems remain vulnerable to intrusion and damage despite our implementation of security measures that we feel protect our IT systems. To date, we are not aware of any cybersecurity breaches that have negatively impacted our manufacturing operations, sales or financial and administrative functions or that resulted in the compromise of personal information of our employees, customers or suppliers. Should we learn of such a breach, the Company would promptly notify the SEC by filing a Form 8-K and notify all insiders that the purchase or sale of the Company’s stock is forbidden until such information has been given adequate time to become available to the trading public.

RESULTS OF OPERATIONS

In the ensuing discussions of the results of operations, we define the term gross profit as the amount determined by deducting cost of sales before depreciation, depletion and amortization from sales. The gross profit ratio is gross profit divided by sales.

DISCUSSION OF CONSOLIDATED RESULTS OF OPERATIONS

2017 vs. 2016

Consolidated sales in 2017 were $152,810,000, an increase of $1,218,000, less than 1%, compared to 2016.  The improvement was seen primarily in the Door segment which reported a  sales increase of $1,662,000 (9.8%). The Heating and Cooling segment also reported higher sales, up $664,000 (1.6%). The CACS and Evaporative Cooling segments both reported lower sales, down $684,000 (1.0%) and $426,000 (1.7%), respectively.

The consolidated gross profit ratio in 2017 was 18.4%  compared to 21.0% for 2016. The Door segment reported a small increase in gross profit while the remaining segments all reported decreases in gross profit for 2017 compared to 2016. These decreases were less in the CACS segment and greater in the Heating and Cooling and Evaporative Cooling segments. The gross profit of each segment is discussed further below.

Selling and administrative expenses were $508,000 lower in 2017 compared to 2016,  which included a $218,000 write-off of an uncollectible receivable. This non-recurring item and reduced legal fees were the primary reasons for the decrease in selling and administrative expenses between years. As a percentage of consolidated sales, selling and administrative expenses decreased to 14.8% in 2017 compared to 15.3% in 2016.

Depreciation and amortization charges were $2,554,000 in 2017 compared to $2,436,000 in 2016.  The increase between years, $118,000, is attributable mainly to increased capital spending, particularly in the CACS segment.

The results for 2016 include a write-off of $632,000 of prepaid royalties related to the cessation of mining at the leased gravel operation in Pueblo, Colorado. See Note 2 for further discussion.

Operating income in 2017 was $3,016,000 compared to $5,841,000 in 2016. The Door segment reported an  increase in operating income in 2017 compared to 2016. However, all other segments reported decreases in operating income. The operating income in the Evaporative Cooling and Heating and Cooling segments declined $1,963,000 and $906,000, respectively while the CACS segment declined $777,000.

Interest income in 2017 was $79,000 compared to $306,000 in 2016.  2016 included $252,000 of interest recorded with the redemption of a preferred investment in the CACS segment. Interest expense in 2017 and 2016 was steady at

$366,000 and $367,000, respectively. Interest expense on higher average borrowings in 2017 was moderated by lower interest rates negotiated on revolving debt in the Eighth Amendment to Credit Agreement effective in the second quarter of 2017. Additionally, Interest expense in 2017 is  net of $117,000 of capitalized interest associated with expenditures related to continued development of an aggregates property under option, compared to $38,000 of capitalized interest in 2016. The weighted average interest rate on outstanding funded debt, including the availability fee on the unused line of credit and other recurring bank charges but excluding finance charges on letters of credit was, approximately 5.3% for 2017 compared to 5.7% for 2016. Average outstanding funded debt in 2017 was $5,909,000 compared to $3,712,000 in 2016.

The Company’s effective income tax rate reflects federal and state statutory income tax rates adjusted for non-deductible expenses, tax credits and other tax items. The 2017 rate also includes an estimate of the impact of the recently enacted Tax Act discussed in Note 1 and Note 12. The effective income tax rate related to 2017 income was 36.0% compared to 36.8% related to 2016 income.

The Company operates four businesses in two industry groups. The businesses are seasonal, weather sensitive and subject to cyclical factors. The following addresses various aspects of operating performance focusing on the reportable segments within each of the two industry groups.

Construction Products Industry Group

The table below presents a summary of operating information for the two reportable segments within the Construction Products industry group for the fiscal years 2017 and 2016 (amounts in thousands).

	Concrete,
	Aggregates and
	Construction
	Supplies	Door
2017
Revenues from external customers	$66,407	$18,652
Segment gross profit	8,955	5,021
Gross profit as percent of sales	13.5%	26.9%
Segment operating income	$2,656	$1,861
Operating income as a percent of sales	4.0%	10.0%
Segment assets as of December 30, 2017	$39,020	$7,360
Return on assets	6.8%	25.3%

	Concrete,
	Aggregates and
	Construction
	Supplies	Door
2016
Revenues from external customers	$67,091	$16,990
Segment gross profit	10,187	4,543
Gross profit as percent of sales	15.2%	26.7%
Segment operating income	$3,433	$1,563
Operating income as a percent of sales	5.1%	9.2%
Segment assets as of December 30, 2017	$33,518	$6,173
Return on assets	10.2%	25.3%

Concrete, Aggregates and Construction Supplies Segment

2017 vs. 2016

The product offerings of the CACS segment consist of ready-mix concrete, aggregates and construction supplies. Ready-mix concrete and aggregates are produced at multiple locations in or near Colorado Springs and Pueblo, Colorado. Construction supplies encompass numerous products purchased from third party suppliers and sold to the construction trades particularly concrete sub-contractors. In both 2017 and 2016 concrete, aggregates (including aggregates consumed internally in the production of concrete) and construction supplies accounted for approximately 77%, 17% and 6% of sales of the CACS segment, respectively. Sales to third parties decreased by $684,000 (1.0%) in 2017 compared to 2016. In 2016 the Company serviced a windmill project from a portable plant which contributed $2,837,000 in revenue. There was no such project in 2017. Excluding the sales to the windmill project for the prior year, sales in 2017 increased $2,153,000 (3.2%). The increase is attributable to sustained improvement in the construction markets serviced by the Company dampened somewhat by unfavorable cold and wet weather conditions in the first half of 2017.

Ready-mix concrete sales, excluding flow fill material, improved by $568,000 (1.0%) in 2017 compared to 2016. Including the windmill project, concrete volume decreased by 3.2% in 2017 compared to 2016. Excluding the windmill project, ready-mix volume increased by 0.6%. Average concrete prices for 2017, excluding the windmill project and flow fill material, increased by 5.9% compared to 2016 mostly due to increased material costs. While concrete prices have increased, the market remains sharply competitive especially on large construction projects. Material costs per yard, including cement, increased by 5.0% in 2017 compared to 2016 due mainly to higher cement, rock and sand cost. Batching costs per yard increased 19.6% in 2017 compared to 2016 due to higher repair and maintenance and equipment rental expenses and the costs associated with the replacement of a Pueblo bridge deck that did not meet strength specifications. Delivery costs per yard increased 20.4% in the current year compared to the prior year. This increase is mainly attributable to higher labor costs and the use of more contract trucking. The gross profit ratio from concrete decreased to 14.5% in 2017 from 18.6% in 2016. The 2016 windmill project was a significant contributor to the higher volume, sales and gross profit during that year.

Sand, crushed limestone and gravel (“aggregates”) are produced and sold from various deposits in and around Colorado Springs and Pueblo, Colorado. In 2017 aggregates were produced from three separate locations: two in or near Colorado Springs and one near Florence. As more fully discussed in Note 2, the Company ceased mining at the leased gravel operation in Pueblo, Colorado, in September 2014. Sales volume (tons) of construction aggregates, including those used internally in the production of ready-mix concrete, decreased by 21.8% in 2017. Average selling prices, excluding delivery charges, increased 24.5% from 2016 to match the general market price. The Colorado Springs sand operation sold a significant amount of unprocessed fill sand in the first half of 2016. Fill sand is a lower priced product as it is generally considered a waste product carried at zero cost in inventory.  The 2017 sales ratio was more favorable towards cement sand, a higher priced product than fill sand, leading to the higher average price. Net sales of construction aggregates, including those consumed internally in the production of concrete but excluding delivery charges, decreased by 2.7%. The Company’s Colorado Springs sand operation also produces industrial sand used in well fracking, the production of stucco and other purposes. As a percentage of total tons of aggregates sold during 2017 and 2016, industrial sand sales were only approximately 0.6% and 0.7% of total aggregate sales volume, respectively.  Although operating challenges at the Pikeview Quarry, a limestone deposit located near Colorado Springs, continue to hamper results, the combined aggregates operations did show improvement in the current year. The gross profit, before depreciation, from all aggregate operations in 2017 was $175,000 compared to a loss of $1,484,000 in 2016 which included a $632,000 write-off related to prepaid royalties discussed in Note 2.

Sales of construction supplies declined less than 1.0% in 2017. The gross profit ratio declined to 4.6% in 2017 from 12.0% in 2016 mainly due to higher labor and material costs as increased local competition pressured selling prices.

Depreciation and amortization charges were $65,000 higher in 2017 reflecting an increased level of capital spending in the last couple of years.

Selling and administrative expenses were $70,000 lower in 2017 compared to 2016.  Decreased incentive compensation related costs and lower legal fees were the primary reasons for the reduction. Litigation expenses related to the Pueblo aggregate lease were $845,000 in 2017 compared to $876,000 in 2016. As a percentage of sales, selling and administrative expenses were 7.5% in both 2017 and 2016.

Gains on disposition of assets were $95,000 in 2017, compared to $276,000 in 2016. Additionally, 2016 included $252,000 of interest income recorded with the redemption of a preferred investment previously classified in other assets.

The prices of two commodities, cement and diesel fuel, can have a significant effect on the results of operations of this segment. Management negotiates cement prices with producers who have production facilities in or near the concrete markets that we serve. Management may negotiate separate cement prices for large construction projects depending on the demand for and availability of cement from the local producers. The Company buys diesel fuel from local distributors and occasionally enters into short term arrangements with a distributor whereby the price of diesel fuel is fixed for a period of up to six months. In the past year the Company did not hedge diesel fuel prices. Increases in the cost of these two commodities have a direct effect on the results of operations depending upon whether competitive conditions prevailing in the marketplace enable management to adjust its selling prices to recover the increased cement and diesel prices.

Door Segment

2017 vs. 2016

The Door segment sells hollow metal doors, door frames and related hardware, wood doors, lavatory fixtures and electronic access and security systems. Nearly all of the Door segments sales are for commercial and institutional buildings such as schools and healthcare facilities. Approximately 65% to 70% of the sales of the Door segment are related to jobs obtained through a competitive bidding process. Bid prices may be higher or lower than bid prices on similar jobs in the prior year. The Door segment does not track unit sales of the various products through its accounting or management reporting. Management relies on the level of the sales backlog, the trend in sales and the gross profit rate by job and in the aggregate in managing the business.

Door sales in 2017 were $1,662,000, or 9.8% higher than in 2016. This increase was mainly attributable to a strong fourth quarter in 2017. Fourth quarter 2017 door sales exceeded the prior year fourth quarter sales by 34.6%. Bidding activity remains stable and bid prices are still competitive. The gross profit ratio in 2017 was 26.9%, up marginally from 26.7% in 2016.

Selling and administrative expenses increased by $175,000 (6.1%) in 2017 compared to 2016. The increase was primarily due to higher compensation related expenses. As a percentage of sales, these expenses were 16.3% and 16.8% in 2017 and 2016, respectively.

The Door segment sales backlog at the end of 2017 was $5,575,000 compared to $5,331,000 at the end of 2016.

HVAC Industry Group

The table below presents a summary of operating information for the two reportable segments within the HVAC industry group for the fiscal years 2017 and 2016 (amounts in thousands).

	Heating and	Evaporative
	Cooling	Cooling
2017
Revenues from external customers	$42,517	$25,216
Segment gross profit	9,804	4,297
Gross profit as percent of sales	23.1%	17.0%
Segment operating income (loss)	$2,140	$(550)
Operating income (loss) as a percent of sales	5.0%	(2.2)%
Segment assets as of December 30, 2017	$21,543	$11,896
Return on assets	9.9%	(4.6)%

	Heating and	Evaporative
	Cooling	Cooling
2016
Revenues from external customers	$41,853	$25,642
Segment gross profit	10,981	6,046
Gross profit as percent of sales	26.2%	23.6%
Segment operating income	$3,046	$1,413
Operating income as a percent of sales	7.3%	5.5%
Segment assets as of December 31, 2016	$22,381	$12,283
Return on assets	13.6%	11.5%

Heating and Cooling Segment

2017 vs. 2016

Sales in the Heating and Cooling segment improved $664,000 (1.6%) between 2017 and 2016. In 2017, approximately 68% of sales consisted of wall furnaces and heaters. Fan coils accounted for approximately 30% of the segment’s sales and other products made up 2%. In 2016 these shares of total segment sales were 69%, 31% and less than 1%, respectively. Unit sales of furnaces and heaters decreased 0.8%  while changes in product mix led to a 1.0% dollar sales increase in 2017 compared to 2016.

Fan coil sales improved in the fourth quarter of 2017, but ended the year $219,000 (1.7%) below 2016 results despite improved construction spending in the U.S. lodging industry. Historically, approximately 90% of the company’s sales of fan coils are custom-made systems for hotels and other commercial buildings. Fan coil sales in both 2017 and 2016 were in line with this historical experience. Fan coil jobs are obtained through a competitive bidding process. Every bid job is a unique configuration of materials and parts, therefore the company does not track units of sales or production as per unit information would not be useful in managing the business. Management focuses on the contribution margin by job, current level of sales and the sales backlog in managing the fan coil business. Contribution margin is calculated by deducting variable manufacturing costs and variable selling expenses from sales for a particular product line and is used as an internal measure of profitability for a product or product line. The fan coil contribution margin percentage declined by approximately 3.8 percentage points in 2017 from the 2016 margin. This decrease is attributable to increased material costs as well as aggressive pricing early in 2017 to increase sales and backlog. The fan coil sales backlog at the end of 2017 was approximately $2,040,000 compared to $2,702,000 at the end of 2016.

The Heating and Cooling segment’s gross profit ratio decreased to 23.1% in 2017 from 26.2% in 2016. The overall decline in gross profit is principally due to increased material and freight costs.

Selling and administrative expenses in 2017 were approximately $295,000 lower than the prior year mainly due to reduced advertising spending and lower professional fees, including legal. As a percentage of sales, such expenses were 16.7% in 2017 compared to 17.7% in 2016.

Evaporative Cooling Segment

2017 vs. 2016

Sales of evaporative coolers during 2017 decreased  $426,000, approximately 1.7%, compared to the prior year. Unit sales of evaporative coolers were down 2.4% in 2017 although fourth quarter unit sales exceeded the prior year by 7.1%. Average selling prices per unit, excluding the effect of parts sales, increased less than 1%  as product mix with unit sales of higher priced industrial and commercial coolers increased slightly from 2016.  Parts sales decreased 1.8% in 2017 and had little impact on the actual average selling price for 2017. The gross profit ratio declined to  17.0% in 2017 compared to 23.6% in 2016 mainly due to higher labor costs, including overtime and contract labor, and increased material costs, most notably steel. Selling and administrative expenses were approximately $217,000 (5.2%) higher in 2017.  Increased compensation related and consulting expenses were the main factors contributing to this increase in 2017 compared to 2016.  As a percentage of sales, these expenses were 16.7% and 16.5% for 2017 and 2016, respectively.

Both businesses in the HVAC group are sensitive to changes in the prices for a number of different raw materials, commodities and purchased parts. Prices of steel and copper in particular can have a significant effect on the results of operations of this group. The Company is not currently a party to any hedging arrangements with regard to steel or copper.

OUTLOOK

Overall the Company expects consolidated sales in 2018 to exceed the 2017 level. Revenues in the CACS segment are dependent on the level of construction activity along the Front Range in Southern Colorado as well as the level of selling prices. Construction activity in the Colorado Springs markets has exhibited modest and thus far sustained improvement in recent years although cold and wet weather during the first half of 2017 depressed sales. We expect a return to a more normal weather pattern in 2018 will allow our customers to recover some of the delayed work. Construction activity in the Pueblo market has shown some improvement in the current year as well, but remains sluggish. Concrete pricing improved in 2017, but the pricing on most bid jobs remains sharply competitive. Further improvements in the CACS segment operating results will depend on a sustained improvement in the Colorado Springs and Pueblo construction markets and the ability to maintain or enhance ready-mix concrete prices especially in response to any increases in cement and/or fuel costs that may occur.

The Company’s HVAC Industry Group anticipates some growth in 2018 sales primarily from increased fan coil sales due to continued construction spending in the lodging industry. Sales of furnaces, heaters and evaporative coolers are primarily for replacement purposes and therefore are not heavily reliant on new construction. Sales of these products are generally dependent on the overall strength of the economy, especially employment levels. Sales of furnaces, heaters and evaporative coolers are also significantly influenced by weather conditions particularly during their respective selling seasons.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission requires all registrants, including the Company, to include a discussion of “critical” accounting policies or methods used in the preparation of financial statements. We believe the following are our critical accounting policies and methods.

Goodwill and Other Intangible Assets

The Company annually assesses goodwill for potential impairment as of the last day of its fiscal year. In addition, to the extent that events occur, either involving the relevant reporting unit or in their industries, the Company revisits its assessment of the recorded goodwill to determine if impairment has occurred and should be recognized. As of December

30, 2017, the Company had recorded $7,229,000 of goodwill consisting of $6,229,000 related to the CACS reporting unit and $1,000,000 related to the Door reporting unit.

The Company follows Accounting Standards Update (ASU) 2011-08 which allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. At the end of 2017 and 2016, the Company concluded that the quantitative analysis was more appropriate than the qualitative analysis. For purposes of measuring the fair value of the CACS reporting unit the Company engages the services of an investment banking firm to assist management with the calculation. The fair value of this reporting unit is determined by applying three valuation methods. These are 1) discounted cash flow (“DCF”) valuation, 2) an analysis of comparable transactions within the industry and 3) comparable enterprise valuations of other public companies in the industry. The DCF valuation was calculated using a discount rate of 13%. The simple average of EBITDA (earnings before interest, taxes, depreciation and amortization) multiples of select transactions in the construction materials industry in the last couple of years was used for method #2 and the simple average of EBITDA multiples of select publicly traded construction materials companies comparable to CACS was used for method #3. The simple average of the valuations under the three methods exceeded the carrying value on the Company’s books by over 91%. The Company’s adoption ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) in the fourth quarter of 2017 resulted in no impairment charge. See additional discussion in Note 1.

Long-lived Assets (other than Goodwill and Intangible Assets)

The Company reviews long-lived assets by asset group for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the amount and useful life over which cash flows will occur and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available given the Company’s historical experience and internal business plans. In the third quarter of 2016, the Company wrote off $632,000 of royalty overpayments segment after it was determined collection was not likely. See Note 2. Additionally in 2016, the Company received $854,000 for the redemption of a preferred investment that was previously included in other long-term assets.

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

With regard to product liability, provisions for both claims and unasserted claims that would be covered under the self-insured portion of the policies are reviewed as circumstances dictate, at least annually, and are recorded in accordance with accounting guidance on contingent liabilities provided in the FASB Accounting Standards Codification (Codification). Management also incorporates information from discussions with legal counsel handling the individual claims when revising its estimates. Provision for automobile claims is estimated based upon information provided by the Company’s independent claims administrator and the Company’s own experience. The number of automobile claims and the amounts involved are generally not material. Historically, there have not been many instances of significant variances between actual final settlements and our estimates regarding automobile and product liability claims.

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

Sales

The Company recognizes revenue as products are shipped to customers. Sales are recorded net of estimates of applicable provisions for discounts, volume incentives, returns and allowances based upon current program terms and historical experience. At the time of revenue recognition, the Company also provides an estimate of potential bad debt and warranty expense as well as an amount anticipated to be granted to customers under cooperative advertising programs based upon current program terms and historical experience. Additionally, the HVAC companies offer discounts for early payment of amounts due under dating and other extended payment programs. The Company records reserves for these items based upon historical experience. See Recently Issued Accounting Pronouncements in Note 1 for discussion of new revenue guidance that becomes effective in the first quarter of 2018

Guidance provided by the Codification mandates that cash consideration (including sales incentives) given by a vendor to a customer is presumed to be a reduction of the selling prices of the vendor’s products or services unless both of the following conditions are met: a) the vendor receives an identifiable benefit in exchange for the consideration and b) the vendor can reasonably estimate the fair value of the benefit. Under this guidance, volume incentives and customer discounts provided to our customers are presumed to be a reduction in the selling price of our products and accordingly we record these as a reduction of gross sales. We require that our customers submit proof of both the advertisement and the cost of the advertising expenditure before we allow a deduction for cooperative advertising. Since the Company receives an identifiable and quantifiable benefit, these costs are recorded as selling and administrative expenses. These programs did not have a material effect on operations in 2017 or 2016.

Recently Issued Accounting Standards

The “Recently Issued Accounting Pronouncements” section of Note 1 discusses new accounting policies adopted by the Company since 2016 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards has an effect on our financial condition, results of operations or liquidity, the impacts are discussed in the applicable notes to the consolidated financial statements.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, is not required to provide information in response to this item.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Continental Materials Corporation

Consolidated Statements of Income

For Fiscal Years 2017 and 2016

(Amounts in thousands, except per share data)

	2017	2016

Net sales	$152,810	$151,592

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	124,715	119,819
Depreciation, depletion and amortization	2,554	2,436
Selling and administrative	22,643	23,151
Charges related to cessation of mining an aggregates deposit	—	632
Gain on disposition of property and equipment	(118)	(287)

Operating income	3,016	5,841

Interest income	79	306
Interest expense	(366)	(367)
Other income, net	110	54

Income before income taxes	2,839	5,834

Provision for income taxes	(1,021)	(2,148)

Net income	$1,818	$3,686

Basic and diluted income per share	1.08	2.21
Average shares outstanding	1,680	1,669

The accompanying notes are an integral part of the consolidated financial statements.

Continental Materials Corporation

Consolidated Statements of Cash Flows For Fiscal Years 2017 and 2016

(Amounts in thousands)

	2017	2016

Operating activities
Net income	$1,818	$3,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,554	2,436
Write-off of prepaid royalties associated with the Pueblo aggregates deposit	—	632
Deferred income tax provision	—	1,533
Compensation of Board of Directors paid by issuance of treasury shares	326	152
Provision for doubtful accounts	134	280
Gain on disposition of property and equipment	(118)	(287)
Changes in working capital items:
Receivables	(1,970)	44
Inventories	286	(999)
Prepaid expenses	(94)	331
Accounts payable and accrued expenses	864	2,666
Income taxes payable and refundable	682	(669)
Other	(95)	(1,706)

Net cash provided by operating activities	4,387	8,099

Investing activities:
Capital expenditures	(5,781)	(4,405)
Cash proceeds from sale of property and equipment	126	310
Net cash used in investing activities	(5,655)	(4,095)

Financing activities:
Borrowings on the revolving bank loan	32,100	27,250
Repayments on the revolving bank loan	(30,600)	(31,450)
Payments to acquire treasury stock	(26)	(50)
Net cash provided by (used in) financing activities	1,474	(4,250)

Net increase (decrease) in cash and cash equivalents	206	(246)
Cash and cash equivalents:
Beginning of period	301	547

End of period	$507	$301

Supplemental disclosures of cash flow items:
Cash paid during the year for:
Interest, net	$403	$365
Income taxes, net	339	1,285

The accompanying notes are an integral part of the consolidated financial statements.

Continental Materials Corporation

Consolidated Balance Sheets As of December 30, 2017 and December 31, 2016

(Amounts in thousands except share data)

	December 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$507	$301
Receivables less allowance of $240 and $220 for fiscal 2017 and 2016, respectively	24,227	22,359
Receivable for insured losses	—	32
Inventories	20,359	20,645
Prepaid expenses	1,901	1,807
Refundable income taxes	57	739
Total current assets	47,051	45,883

Property, plant and equipment
Land and improvements	2,781	2,781
Buildings and improvements	20,574	20,531
Machinery and equipment	78,062	77,366
Mining properties	11,792	8,776
Less accumulated depreciation and depletion	(90,385)	(89,848)
	22,824	19,606

Other assets
Goodwill	7,229	7,229
Deferred income taxes	1,616	1,616
Other assets	3,769	3,674
	$82,489	$78,008

LIABILITIES
Current liabilities:
Revolving bank loan payable	$3,500	$2,000
Accounts payable	8,492	7,532
Accrued expenses
Compensation	2,274	3,280
Reserve for self-insured losses	1,880	1,861
Liability for unpaid claims covered by insurance	—	32
Profit sharing	1,429	1,310
Reclamation	981	748
Other	3,318	2,988
Total current liabilities	21,874	19,751

Accrued reclamation	5,185	5,192
Other long-term liabilities	1,108	861
Commitments and contingencies (Note 6)

SHAREHOLDERS’ EQUITY
Common shares, $.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,887	1,765
Retained earnings	66,987	65,169
Treasury shares, 892,097 and 903,097, at cost	(15,195)	(15,373)
	54,322	52,204
	$82,489	$78,008

The accompanying notes are an integral part of the consolidated financial statements.

Continental Materials Corporation

Consolidated Statements of Shareholders’ Equity

For Fiscal Years 2017 and 2016

(Amounts in thousands except share data)

		Common	Capital
	Common	shares	in excess	Retained	Treasury	Treasury
	shares	amount	of par	earnings	shares	shares cost
Balance at January 2, 2016	2,574,264	$643	$1,817	$61,483	913,097	$15,527
Net income	—	—	—	3,686	—	—
Compensation of Board of Directors by issuance of treasury shares	—	—	(52)	—	(12,000)	(204)
Purchase of treasury shares	—	—	—	—	2,000	50
Balance at December 31, 2016	2,574,264	643	1,765	65,169	903,097	15,373
Net income	—	—	—	1,818	—	—
Compensation of Board of Directors by issuance of treasury shares	—	—	122	—	(12,000)	(204)
Purchase of treasury shares	—	—	—	—	1,000	26
Balance at December 30, 2017	2,574,264	$643	$1,887	$66,987	892,097	$15,195

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

RECLASSIFICATIONS

Certain reclassifications have been made to the fiscal 2016 Consolidated Statement of Income, Consolidated Balance Sheet and Consolidated Statement of Cash Flows to conform to the 2017 financial statement presentation. A $339,000 reclassification of insurance expense from Cost of sales to Selling and administrative in the Heating and Cooling segment was made to the 2016 Statement of Income to conform to 2017 presentation. These reclassifications had no effect on net income, total assets, liabilities or shareholders’ equity.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under the ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This guidance was adopted in the fourth quarter of fiscal 2017 in connection with our annual impairment testing. No impairment charges resulted from our impairment testing.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This new revenue standard creates a single source of revenue guidance for all companies in all industries and is more principles-based than current revenue guidance. Subsequently, the FASB has issued various ASUs to provide further clarification around certain aspects of ASC 606. This standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and the Company will adopt the standard in the first quarter of fiscal 2018. The Company has prepared an analysis, by product line, comparing its historical accounting policies and practices regarding revenue recognition to the new standards. The Company believes that adoption of the new standard will not have a material effect on the timing or amount of revenue recognized in a given period. As of December 30, 2017 the Company is looking at modifying internal controls to ensure that the requirements of the new standard are satisfied before revenue is recognized. While the Company believes adoption of ASC 606 will not have a material impact on its financial results, it does acknowledge that the nature and extent of revenue related disclosures may be expanded from the current level.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), requiring that the statement of cash flows explain the change in total cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach, which requires application of the guidance for all periods presented. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This new standard supersedes existing lease guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. The standard will be effective for the Company in the first quarter of fiscal 2019 and will be adopted using a modified retrospective approach. The Company has begun the task of accumulating information on all of its existing leases. The Company anticipates that adoption of ASU 2016-02 will have a significant impact on its consolidated balance sheets and disclosures, however such impact has not been quantified at this time.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 30, 2017 and December 31, 2016 and the reported amounts of revenues and expenses during both of the two fiscal years in the period ended December 30, 2017. Actual results could differ from those estimates.

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

The following methods were used to estimate the fair value of the financial instruments recognized in the accompanying balance sheet:

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

INVENTORIES

Inventories are valued at the lower of cost or net realizable value for 2017 and at the lower of cost or market for 2016 and are reviewed periodically for excess or obsolete stock with a provision recorded, where appropriate. Cost for inventory in the HVAC industry group is determined using the last-in, first-out (LIFO) method. These inventories represent approximately 77% of total inventories at December 30, 2017 and 79% at December 31, 2016. The cost of all other inventory is determined by the first-in, first-out (FIFO) or average cost methods. Some commodity prices such as copper, steel, cement and diesel fuel have experienced significant fluctuations in recent years. Cement and diesel fuel prices are principally relevant to the CACS segment while steel prices and copper prices are principally relevant to our two HVAC businesses. The general effect of using LIFO is that higher prices are not reflected in the inventory carrying value. Current costs are reflected in the cost of sales. The inventories of the businesses using either FIFO or an average costing method for valuing inventories turn over frequently and at any point in time the amount of cement or fuel inventory is not significant. As a result of these circumstances, the commodity fluctuations have primarily affected the cost of sales with little effect on the valuation of inventory. Due to the nature of our products, obsolescence is not typically a significant exposure, however our HVAC businesses will from time to time contend with some slow-moving inventories or parts that are no longer used due to engineering changes. We believe that our inventory valuation reserves are not material. At December 30, 2017, inventory reserves were approximately 1.8% of the total FIFO inventory value.

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

During the fourth quarter of 2016 the Company paid $2,500,000 related to an aggregate property near Colorado Springs. As the Company negotiates with the State of Colorado to obtain the necessary mining permits the amount is being held in an escrow account and is included in other assets as of December 30, 2017 and December 31, 2016.

The Company is party to three aggregate property leases which require royalty payments. The leased gravel operation in Pueblo Colorado is currently the subject of litigation as the Company seeks, among other things, to rescind the lease and to recover overpayment of approximately $627,000 of royalties. This overpayment is included in the other assets category. See Note 2.

RETIREMENT PLANS

The Company and its subsidiaries have a contributory profit sharing retirement plan for specific employees. The plans allow qualified employees to make tax deferred contributions pursuant to Internal Revenue Code Section 401(k). The Company may make annual contributions, at its discretion, based primarily on profitability. In addition, any individuals whose compensation is in excess of the amount eligible for the Company matching contribution to the 401(k) plan as established by Section 401 of the Internal Revenue Code, participate in an unfunded Supplemental Profit Sharing Plan. This plan accrues an amount equal to the difference between the amount the person would have received as Company contributions to his account under the 401(k) plan had there been no limitations and the amount the person will receive under the 401(k) plan giving effect to the limitations. Costs under the plans are charged to operations as incurred. As of December 30, 2017 and December 31, 2016, the unfunded liabilities related to the Supplemental Profit Sharing Plan were $1,027,000 and $854,000, respectively.

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

GAAP also requires an entity to accrue the gross amount of a loss even if the entity has purchased insurance to cover the loss. Therefore the Company has recorded losses for workers’ compensation, automobile liability, medical plan coverage and general and product liability claims in excess of the deductible amounts, i.e., amounts covered by insurance contracts, in “Liability for unpaid claims covered by insurance” with a corresponding “Receivable for insured losses” on the balance sheet. The components of the liability represent both unpaid settlements and management’s best estimate of the future liability related to open claims. Management has evaluated the creditworthiness of our insurance carriers and determined that recovery of the recorded losses is probable and, therefore, the receivable from insurance has been recorded for the full amount of the insured losses. The amount of claims and related insured losses at December 31, 2016 was $32,000.  There were no such claims and related insured losses at December 30, 2017.

RECLAMATION

In connection with permits to mine properties in Colorado, the Company is obligated to reclaim the mined areas whether the property is owned or leased. The Company records a reserve for future reclamation work to be performed at its various aggregate operations based upon an estimate of the total expense that would be paid to a third party to reclaim the disturbed areas. Reclamation expense is determined during the interim periods using the units-of-production method. At each fiscal year-end, a more formal and complete analysis is performed and the expense and reserve is adjusted to reflect the estimated cost to reclaim the then disturbed and unreclaimed areas. The assessment of the reclamation liability may be done more frequently if events or circumstances arise that may indicate a change in estimated costs, recoverable material or period of mining activity. As part of the year-end analysis, the Company engages an independent specialist to assist in reevaluating the estimates of both the quantities of recoverable material and the cost of reclamation. Most of the reclamation on any mining property is generally performed concurrent with mining or soon after each section of the deposit is mined. The Company’s reserve for reclamation activities was $6,165,000 at December 30, 2017 and $5,940,000 at December 31, 2016. The Company classifies a portion of the reserve as a current liability, $981,000 at December 30, 2017 and $748,000 at December 31, 2016 based upon historical expenditures and the anticipated reclamation timeframe for the Pueblo aggregate operation which is still under litigation as discussed in Note 2.

REVENUE RECOGNITION

Sales are recognized when products are shipped; the sales price is fixed and determinable; collectability is reasonably assured; and title and risks of ownership have passed to the buyer. Sales are reported net of sales tax. Shipping and other transportation costs paid by the Company and rebilled to the buyer are recorded gross (as both sales and cost of sales).

While the return of products is generally not allowed, some large retail customers have been granted the right to return a certain amount at the end of the normal selling season for furnaces and evaporative coolers. Sales returns and allowances are estimated based on current program terms and historical experience. Provisions for estimated returns, discounts, volume rebates and other price adjustments are provided for in the same period the related revenues are recognized and are netted against revenues. Price protection is offered on evaporative coolers sold into certain areas where the competition is selling at a lower margin. Although a credit is granted only after a distributor requests relief by providing a report of where the units were sold and at what discount, the Company does record an accrual for such credits at the time of sale based upon historical experience.

The Company is responsible for warranty related to the manufacture of its HVAC products. The Company does not perform installation services except for installation of electronic access and security systems in the Door segment, nor are maintenance or service contracts offered. The Company reviews warranty and related claims activities and records provisions, as necessary. Changes in the aggregated product warranty liability for the fiscal years 2017 and 2016 were as follows (amounts in thousands):

	2017	2016
Beginning balance	$118	$121
Warranty related expenditures	(211)	(120)
Warranty expense accrued	225	117
Ending balance	$132	$118

The Company receives blanket purchase orders from many of its customers on an annual basis. Generally, such purchase orders and related documents set forth the annual terms, including pricing, related to a particular product. Such purchase orders generally do not specify the specific product, quantities or delivery times. For example, the Company may receive a blanket order for furnaces; however models are not specifically identified. Similarly, a customer may provide the Company with an estimated concrete volume for the year without specifying the strength and other variables. The Company recognizes revenue generally as the products are shipped.

INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted in the United States. The Tax Act significantly revised the U.S. tax code by, among other items, reducing the Company’s federal tax rate from 34% to 21%, providing for the full expensing of certain depreciable property and eliminating the corporate alternative minimum tax. GAAP requires companies to record the impact of the Tax Act in their financial statements for the period during which the Tax Act becomes law, even if provisions of the Tax Act become effective at a future date. In December, 2017 the SEC issued Staff Accounting Bulletin (“SAB”) 118, Income Tax Implications of the Tax Cuts and Jobs Act, which provides guidance on accounting for the impact of the Tax Act. In accordance with SAB 118, the income tax effect of those aspects of the Tax Act for which the accounting under ASC 740, Income Taxes, is complete must be recognized in a company’s financial statements. To the extent the impact is unknown, but a reasonable estimate can be made, a provisional estimate must be made. If a company cannot determine a provisional estimate to be included in the financial statements, a measurement period of up to one year is provided to finalize amounts to be reported.

Income taxes are accounted for under the asset and liability method that requires deferred income taxes to reflect the future tax consequences attributable to differences between the tax and financial reporting bases of assets and liabilities. Deferred tax assets and liabilities recognized are based on the tax rates in effect in the year in which differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, based on available positive and negative evidence, it is “more likely than not” (greater than a 50% likelihood) that some or all of the net deferred tax assets will not be realized. At the end of 2017, the Company’s deferred tax items were re-measured based on the new federal tax rate, effective in 2018. The provisional income tax benefit recorded related to the re-measurement of the Company’s deferred tax balance for the period ending December 30, 2017 was $27,000.

The Tax Act repeals AMT and allows for all existing credit carryforwards to be used to offset regular tax liabilities in 2018 through 2020 or, if not fully usable to offset regular tax liabilities, refunded by 2021. For state tax purposes, net operating losses can be carried forward for various periods for the states that the Company is required to file in. California Enterprise Zone credits can be used through 2023 while Colorado credits can be carried forward for 7 years.

Income tax returns are subject to audit by the Internal Revenue Service (IRS) and state tax authorities. The amounts recorded for income taxes reflect the Company’s tax positions based on research and interpretations of complex laws and regulations. The Company accrues liabilities related to uncertain tax positions taken or expected to be taken in its tax returns. There were no such uncertain tax positions as of December 30, 2017 or December 31, 2016.

CONCENTRATIONS

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables and temporary cash investments. The Company did not have any temporary cash investments in either fiscal 2017 or 2016.

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. In many instances in the CACS segment and in the Heating and Cooling segment (as it relates to the fan coil product line); the Company retains lien rights on the properties served until the receivable is collected. The Company writes off accounts when all efforts to collect the receivable have been exhausted. The Company maintains allowances for potential credit losses based upon the aging of accounts receivable, management’s assessment of individual accounts and historical experience. Such losses have been within management’s expectations. See Note 15 for a description of the Company’s customer base.

All long-lived assets are in the United States. No customer accounted for 10% or more of total sales of the Company in fiscal 2017 or 2016. At December 30, 2017 one customer in the Heating and Cooling segment accounted for 18% of consolidated accounts receivable. At December 31, 2016 no customer accounted for more than 10% of consolidated accounts receivable.

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

FISCAL YEAR END

The Company’s fiscal year-end is the Saturday nearest December 31. Fiscal 2017 and fiscal 2016 each consisted of 52 weeks.

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

3. INVENTORIES

Inventories consisted of the following (amounts in thousands):

	December 30, 2017	December 31, 2016
Finished goods	$8,391	$8,077
Work in process	1,198	1,433
Raw materials and supplies	10,770	11,135
	$20,359	$20,645

If inventories valued on the LIFO basis were valued at current costs, inventories would be higher by $6,677,000 and   $5,731,000 at December 30, 2017 and December 31, 2016, respectively.

4. GOODWILL AND AMORTIZABLE INTANGIBLE ASSETS

As of December 30, 2017 the Company has recorded $7,229,000 of goodwill consisting of $6,229,000 related to the CACS segment and $1,000,000 related to the Door segment. The Company assesses goodwill for potential impairment at the end of each year. For the CACS segment, the Company engages the services of an investment banking firm to assist management in determining the fair value of the reporting unit. For the Door segment, the Company prepares a discounted cash flow analysis to estimate the fair value of the reporting unit. In addition, if events occur or circumstances change in the relevant reporting segments or in their industries the Company will then reassess the recorded goodwill to determine if impairment has occurred. No goodwill impairment was recognized for any of the periods presented. The valuation of goodwill and other intangibles is considered a significant estimate. Future economic conditions could negatively impact the value of the business which could trigger an impairment that would materially impact earnings.

There were no changes in recorded goodwill for either of the years ended December 30, 2017 or December 31, 2016.

All intangible assets were fully amortized as of December 31, 2016, therefore amortization expense for periods after December 31, 2016 is $0. Amortization expense was $21,000 for 2016.

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
•

Borrowings under the Revolving Commitment are limited to (a) 80% of eligible accounts receivable, (b) the lesser of 50% of eligible inventories and $8,500,000 plus (c) 80% of new qualifying Capital Expenditures not to exceed $5,500,000 (excluding the aggregate amount of any Capital Expenditures financed with the proceeds of a Revolving Line advance) with respect to each of Fiscal Years 2016 and 2017.

•	The Minimum Fixed Charge Coverage Ratio is not permitted to be below 1.15 to 1.0 for each trailing twelve month period measured at the end of each Fiscal Quarter.
•

The Company must not permit Tangible Net Worth as of the last day of any future Computation Period to be less than $31,000,000 (provided that the required amount of Tangible Net Worth shall increase (but not decrease) by an amount equal to 50% of the Consolidated Net Income for the immediately preceding Fiscal Year). Therefore, the required Tangible Net Worth as of December 30, 2017 was $33,752,000.

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

•

Fixed Charge Coverage Ratio is defined as, for any computation period, the ratio of (a) the sum for such period of (i) EBITDA, as defined, minus (ii) the sum of income taxes paid in cash and all unfinanced capital expenditures to (b) the sum for such period of interest expense related to the Credit Agreement.

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

Outstanding funded revolving debt was $3,500,000 as of December 30, 2017 compared to $2,000,000 as of December 31, 2016. The highest balance outstanding during 2017 and 2016 was $10,000,000 and $7,500,000 respectively. Average outstanding funded debt was $5,909,000 and $3,712,000 for 2017 and 2016, respectively. At December 30, 2017, the Company had outstanding letters of credit (LOC) totaling $6,205,000 including a second LOC of $1,250,000 outstanding at year end while the Company transitioned to a new issuer of its reclamation bonds. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the available borrowing capacity exceeded the cash needs of the Company and this situation is expected to continue for the foreseeable future.

The Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement will be sufficient to cover expected cash needs, including planned capital expenditures, for the next twelve months except for the expenditures related to the acquisition of the necessary equipment needed to begin mining an aggregates property near Colorado Springs should TMC succeed in obtaining the required mining permits from the State of Colorado and El Paso County. As of December 30, 2017 the Company has invested and capitalized approximately $5,430,000 of deferred development expenditures related to this aggregates property. The Company expects to be in compliance with all debt covenants, as amended, throughout the facility’s remaining term.

6. COMMITMENTS AND CONTINGENCIES

The Company is involved in litigation matters related to its business. In the Company’s opinion, none of these proceedings, when concluded, will have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial condition as the Company has established adequate accruals for matters that are probable and estimable. The Company does not accrue estimated future legal costs related to the defense of these matters but rather expenses legal costs as incurred. Also see Note 2 for discussion of litigation regarding the Pueblo sand and gravel lease.

7. SHAREHOLDERS’ EQUITY

Four hundred thousand shares of preferred stock ($.50 par value) are authorized and unissued.

The Company purchased 1,000 and 2,000 shares of its common stock from a former employee to become treasury stock during fiscal years 2017 and 2016, respectively. Under the 2010 Non-Employee Directors Stock Plan (the “Plan”) the Company reserved 150,000 treasury shares representing the maximum number of shares allowed to be granted to non-employee directors in lieu of the base director retainer fee. The Company issued a total of 12,000 shares to the eight eligible board members effective March 8, 2017 as full payment for their 2017 retainer fee. The Company issued a total of 12,000 shares to the eight eligible board members effective April 6, 2016 as full payment for their 2016 retainer fee.

8. EARNINGS PER SHARE

The Company does not have any common stock equivalents, warrants or other convertible securities outstanding,  therefore there are no differences between the calculation of basic and diluted EPS for the fiscal years 2017 or 2016.

9. RENTAL EXPENSE, LEASES AND COMMITMENTS

The Company leases certain of its facilities and equipment and is required to pay the related taxes, insurance and certain other expenses. Rental expense was $3,779,000 and $4,595,000 for 2017 and 2016, respectively.

Future minimum rental commitments under non-cancelable operating leases for 2018 and thereafter are as follows: 2018 – $2,000,000; 2019 – $913,000; 2020 – $769,000; 2021 – $677,000; 2022 – $664,000 and thereafter – $1,740,000. The commitments do not include any amounts related to minimum royalty payments due on a contested aggregates property lease in conjunction with the Pueblo, Colorado operation as discussed in Note 2. The commitments do include amounts expected to be reimbursed to the Company by related party tenants as discussed in Note 13. These related party amounts for 2018 and thereafter are as follows: 2018 – $169,000; 2019 – $171,000; 2020 – $174,000; 2021 – $177,000; 2022 – $180,000 and thereafter – $878,000.

10. RETIREMENT PLANS

As discussed in Note 1, the Company maintains a  defined contribution retirement benefit plan for eligible employees. Total plan expenses charged to continuing operations were $1,537,000 and $1,229,000 in 2017 and 2016, respectively.

11. CURRENT ECONOMIC CONDITIONS

Construction activity in the Colorado Springs, Colorado vicinity is expected to improve from the levels seen during 2017. However, this increase is in large part due to the cold and wet weather experienced during much of the first half of 2017 which delayed or postponed several projects to 2018. Contractors found it difficult to identify and hire additional qualified labor to recoup activity scheduled during the first six months of 2017. Although pricing is expected to increase, it is almost entirely in response to higher costs. Pricing on larger bid jobs remains sharply competitive.

The markets for products manufactured or fabricated by the Heating and Cooling, Evaporative Cooling and Door segments are expected to remain fairly constant compared with the 2017 levels although sales of fan coils in the Heating and Cooling segment are anticipated to grow as construction spending in the lodging industry continues to increase during 2018. As has historically been the case, sales of all segments, other than the Door segment, are influenced by weather conditions.

12. INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted in the United States. The Tax Act significantly revised the U.S. tax code by, among other items, reducing the Company’s federal tax rate from 34% to 21%, providing for the full expensing of certain depreciable property and eliminating the corporate alternative minimum tax (AMT). GAAP requires companies to record the impact of the Tax Act in their financial statements for the period during which the Tax Act becomes law, even if provisions of the Tax Act become effective at a future date. In December, 2017 the SEC issued Staff Accounting Bulletin (“SAB”) 118, Income Tax Implications of the Tax Cuts and Jobs Act, which provides guidance on accounting for the impact of the Tax Act. In accordance with SAB 118, the income tax effect of those aspects of the Tax Act for which the accounting under ASC 740, Income Taxes, is complete must be recognized in a company’s financial statements. To the extent the impact is unknown, but a reasonable estimate can be made, a provisional estimate must be made. If a company cannot determine a provisional estimate to be included in the financial statements, a measurement period of up to one year is provided to finalize amounts to be reported. The associated provisional income tax benefit recorded by the Company for the period ending December 30, 2017 was $27,000, primarily related to the re-measurement of the Company’s deferred tax items.

The provision for income taxes is summarized as follows (amounts in thousands):

	2017	2016
Federal: Current	$988	$613
Deferred	27	1,284
State: Current	32	2
Deferred	(26)	249
	$1,021	$2,148

The percentage effect of an item on the statutory tax rate in a given year will fluctuate based upon the magnitude of the pre-tax profit or loss in that year. At December 30, 2017 the Company’s deferred tax items were revalued for the estimated impact of the Tax Act legislation. The effect of this revaluation was to reduce the Company’s effective tax rate 1.0%. The difference between the tax rate on income for financial statement purposes and the federal statutory tax rate was as follows:

	2017	2016
Statutory tax rate	34.0%	34.0%
Percentage depletion	(4.7)	(1.8)
Non-deductible expenses	1.7	1.0
Valuation allowance for tax assets	2.5	1.0
State income taxes, net of federal benefit	2.0	4.2
Domestic production deduction	(0.3)	(0.8)
Revaluation of deferred items for new Tax Act	(1.0)	—
Other	1.8	(0.8)
	36.0%	36.8%

For financial statement purposes, deferred tax assets and liabilities are recorded at a blend of the current statutory federal and states’ tax rates – 25.74% for 2017 year end and 37.96% for 2016 year end. The change in rates is due to the reduction in the federal income tax rate, effective in 2018, from 34% to 21%. The principal temporary differences and their related deferred taxes are as follows (amounts in thousands):

	2017	2016
Deferred tax assets
Reserves for self-insured losses	$328	$579
Accrued reclamation	1,386	1,945
Unfunded supplemental profit sharing plan liability	275	351
Asset valuation reserves	293	267
Future state tax credits	863	789
Net state operating loss carryforwards	126	167
Federal AMT carryforward	620	620
Other	701	873
	4,592	5,591
Deferred tax liabilities
Depreciation	859	1,013
Deferred development	1,298	1,057
Prepaid royalties	161	1,187
Other	458	588
	2,776	3,845
Net deferred tax asset before valuation allowance	1,816	1,746
Valuation allowance
Beginning balance	(130)	(73)
(Increase) decrease during the period	(70)	(57)
Ending Balance	(200)	(130)
Net deferred tax asset	$1,616	$1,616

At December 31, 2016 the Company carried a valuation reserve of $79,000 ($30,000 tax effected) related to the carry forward of charitable contribution deductions arising in prior years due to the uncertainty that the Company would be able to utilize these deductions prior to the expiration of their carry forward periods. The Company was able to utilize all charitable contribution carryforwards, arising from prior years, in its 2016 tax filing. The deduction of charitable contributions made during 2017 was limited by the level of taxable income; however, no valuation reserve was established for the amount carried forward as the Company expects to be able to utilize these deductions in future years. The Tax Act repeals AMT and allows any existing AMT credit carryforwards to be used to offset regular tax obligations for a three year period beginning in 2018. Any AMT credit carryforwards that are not utilized to offset regular tax obligations will be 100 percent refundable by 2021. For State purposes, net operating losses can be carried forward for various periods for the states that the Company is required to file in. Of the $869,000 of state tax credits recorded by the Company at December 30, 2017, $760,000 relates to California Enterprise Zone hiring credits earned in prior years. California has repealed the credit and limited its use to tax years through 2023. At December 30, 2017 and December 31, 2016 the Company carried valuation reserves of $303,000 ($200,000 tax effected) and $152,000 ($100,000), respectively, related to the carry forward of the California Enterprise Zone hiring credits due to the uncertainty that the Company will be able to utilize the credits prior to their expiration in 2023.

The realization of the deferred tax assets is subject to our ability to generate sufficient taxable income during the periods in which the temporary differences become realizable. In evaluating whether a valuation allowance is required, we consider all available positive and negative evidence, including prior operating results, the nature and reason of any losses, our forecast of future taxable income and the dates, if any, on which any deferred tax assets are expected to expire. These assumptions require a significant amount of judgment, including estimates of future taxable income. The estimates are based on our best judgment at the time made based on current and projected circumstances and conditions.

As a result of the evaluation of the realizability of our deferred tax assets as of December 30, 2017, we concluded that it was more likely than not that all of our deferred tax assets would be realized to the extent not reserved for by a valuation allowance.

The Company accounts for uncertainty in income taxes recognized in its financial statements by applying GAAP’s recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The financial statement effects of a tax position are initially recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon effective settlement with a taxing authority. There were no unrecognized tax benefits at either December 30, 2017 or December 31, 2016.

We file income tax returns in the United States Federal and various state jurisdictions. Federal and state income tax returns are subject to examination based upon the statute of limitations in effect for the various jurisdictions.

13. RELATED PARTY TRANSACTIONS

A director of the Company is a partner in a law firm engaged to represent the Company in various legal matters including the lawsuit filed by the Company related to the sand and gravel lease discussed in Note 2. For the year ending December 30, 2017 the Company has paid the director’s firm $510,000 for services rendered. During fiscal 2016 the same director’s firm was paid $522,000.

The corporate office leases space in Chicago, Illinois that is shared with three organizations related to the Company’s principal shareholders. Each of the organizations pays its pro-rata share of rent and other expenses based on a square footage allocation. See Note 9 for additional discussion. Furthermore, the Company purchases insurance coverage for workers’ compensation, general and umbrella liability together with another company controlled by the Company’s principal shareholders to minimize insurance costs. Allocation of the expense of the program is either provided by the underwriter or based upon a formula that considers, among other things, sales levels, loss exposure and claim experience. Claims under the self-insured portion of the policies are charged directly to the incurring party. Amounts receivable from these organizations at December 30, 2017 and December 31, 2016 were $14,000 and $213,000, respectively.

14. UNAUDITED QUARTERLY FINANCIAL DATA

The following table and footnotes provide summarized unaudited fiscal quarterly financial data for 2017 and 2016 (amounts in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2017
Sales	$34,103	$39,887	$38,627	$40,193
Gross profit	6,031	8,153	7,201	6,710
Depreciation, depletion and amortization	638	677	617	622
Net (loss) income	(422)	1,028	835	377
Basic and Diluted (loss) income per share	(0.25)	0.61	0.50	0.22

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2016
Sales	$34,228	$42,721	$37,647	$36,996
Gross profit	7,019	9,640	8,038	7,076
Depreciation, depletion and amortization	639	651	607	539
Net income	508	1,801	1,042	335
Basic and Diluted income per share	0.31	1.08	0.62	0.20

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

The following table presents information about reported segments for the fiscal years 2017 and 2016 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

	Construction Products Industry			HVAC Industry
	Concrete,
	Aggregates &		Combined	Heating			Unallocated
	Construction		Construction	and	Evaporative	Combined	Corporate
	Supplies	Doors	Products	Cooling	Cooling	HVAC	(a)	Total
Year Ended December 30, 2017
Revenues from external customers	$66,407	$18,652	$85,059	$42,517	$25,216	$67,733	$18	$152,810
Depreciation, depletion and amortization	1,405	152	1,557	550	409	959	38	2,554
Operating income (loss)	2,656	1,861	4,517	2,140	(550)	1,590	(3,091)	3,016
Segment assets	39,020	7,360	46,380	21,543	11,896	33,439	2,670	82,489
Capital expenditures	4,566	135	4,701	804	230	1,034	46	5,781

	Construction Products Industry			HVAC Industry
	Concrete,
	Aggregates &		Combined	Heating			Unallocated
	Construction		Construction	and	Evaporative	Combined	Corporate
	Supplies	Doors	Products	Cooling	Cooling	HVAC	(a)	Total
Year Ended December 31, 2016
Revenues from external customers	$67,091	$16,990	$84,081	$41,853	$25,642	$67,495	$16	$151,592
Depreciation, depletion and amortization	1,340	134	1,474	526	413	939	23	2,436
Operating income (loss)	3,433	1,563	4,996	3,046	1,413	4,459	(3,614)	5,841
Segment assets	33,518	6,173	39,691	22,381	12,283	34,664	3,653	78,008
Capital expenditures	3,296	110	3,406	655	182	837	162	4,405

(a)	Includes unallocated corporate office expenses and assets which consist primarily of cash and cash equivalents, prepaid expenses, property, plant and equipment.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last annual report.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders

Continental Materials Corporation

Chicago, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Continental Materials Corporation as of December 30, 2017 and December 31, 2016, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the two-year period then ended, and the related notes and schedule listed in the Form 10-K Index at Part IV, Item 15 (a)2 (collectively referred to as the financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/  BKD, LLP

We have served as the Company’s auditor since 2009.

Indianapolis, Indiana

March 29, 2018

Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) as of December 30, 2017. The Chief Executive Officer and Chief Financial Officer, based on that evaluation, concluded that our disclosure controls and procedures are effective and were reasonably designed to ensure that all material information relating to the Company (including its subsidiaries) required to be disclosed in our reports filed and submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Commission.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (1992). Based on this assessment, management concluded that, as of December 30, 2017, the Company’s internal control over financial reporting is effective. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.

As of December 30, 2017, the Company was not an “accelerated filer” as defined in Rule 12b-2 under the Exchange Act. Accordingly, pursuant to SEC rules and regulations, the Company is not required to include, and this Annual Report on Form 10-K does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We are required to annually reassess our status as a “smaller reporting company” as of the end of our fiscal year to determine whether we will be required to provide Management’s Annual Report on Internal Control Over Financial Reporting and the associated report of our independent registered public accounting firm in our Annual Report.

Changes in Internal Control Over Financial Reporting

As noted above, the Company continually reassesses its internal control over financial reporting and makes changes as deemed prudent. No material weaknesses were identified in the review, therefore no changes in the Company’s internal controls over financial reporting occurred during the quarter ended December 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.    OTHER INFORMATION

The Company does not have any information, not already reported, that is required to be reported on Form 8-K during the fourth quarter of the year covered by this Form 10-K.

PART III

Items 10 through 14 of Part III have been omitted from this Annual Report because the registrant expects to file, not later than 120 days following the close of its fiscal year ended December 30, 2017, its definitive 2018 proxy statement. The information required by Items 10 through 14 of Part III will be included in that proxy statement and such information is hereby incorporated by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1	The following financial statements are included in Item 8 of Part II:
Consolidated statements of income for fiscal years 2017 and 2016
Consolidated statements of cash flows for fiscal years ended 2017 and 2016
Consolidated balance sheets as of December 30, 2017 and December 31, 2016
Consolidated statements of shareholders’ equity for fiscal years 2017 and 2016

(a) 2	The following is a list of financial statement schedules filed as part of this Annual Report:

Schedule II Valuation and Qualifying Accounts & Reserves For the Fiscal Years 2017 and 2016

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

Exhibit 10

Amended and Restated Credit Agreement dated November 18, 2011 among Continental Materials Corporation, as the Company (borrower), The Various Financial Institutions Party Thereto, as Lenders, and The PrivateBank and Trust Company, as Administrative Agent and Arranger, filed as Exhibit 10 to Form 10-Q for the quarter ended October 1, 2011, incorporated herein by reference; First Amendment thereto dated March 21, 2013 filed as Exhibit 10 to Form 10-K for the fiscal year ended December 29, 2012; Second Amendment thereto dated March 20, 2014 filed as Exhibit 10 to Form 10-K for the fiscal year ended December 28, 2013; Third Amendment thereto dated June 28, 2014 filed as Exhibit 10 to Form 10-Q for the quarter ended June 28, 2014; Fourth Amendment thereto dated November 13, 2014 filed as Exhibit 10 to Form 10-Q for the quarter ended September 27, 2015; Fifth Amendment thereto dated March 20, 2015 filed as Exhibit 10 to Form 10-K for the fiscal year ended January 2, 2016; Sixth Amendment thereto dated August 8, 2015 filed as Exhibit 10 to Form 10-Q for the quarter ended October 3, 2015, Seventh Amendment thereto dated March 24, 2016 filed as Exhibit 10 to Form 10-K for the fiscal year ended January 2, 2016 and Eighth Amendment thereto dated May 27, 2017 filed as Exhibit 10 to Form 10-K for the quarter ended July 1, 2017.

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

Exhibit 101

The following financial information from the Company’s Annual Report for the fiscal year ended December 30, 2017 filed with the SEC on March 29, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income for the fiscal years 2017 and 2016, (ii) the Consolidated Statements of Cash Flows for the fiscal years 2017 and 2016, (iii) the Consolidated Balance Sheets as of December 30, 2017 and December 31, 2016, (iv) the Consolidated Statements of Shareholders’ Equity for fiscal years 2017 and 2016, and (v) Notes to Consolidated Financial Statements.

*     Compensatory plan or arrangement

Item 16.       FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION
Registrant

By:	/S/Mark S. Nichter
Mark S. Nichter, Vice President, Secretary and Chief Financial Officer

Date:  March 29, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY(IES)	DATE

/S/ James G. Gidwitz	Chief Executive Officer and a Director
James G. Gidwitz	(Principal Executive Officer)	March 29, 2018

/S/ Mark S. Nichter	Vice President, Secretary and Controller
Mark S. Nichter	(Principal Financial and Accounting Officer)	March 29, 2018

/S/ William D. Andrews
William D. Andrews	Director	March 29, 2018

/S/ Thomas H. Carmody
Thomas H. Carmody	Director	March 29, 2018

/S/ Betsy R. Gidwitz
Betsy R. Gidwitz	Director	March 29, 2018

/S/ Ralph W. Gidwitz
Ralph W. Gidwitz	Director	March 29, 2018

/S/ Ronald J. Gidwitz
Ronald J. Gidwitz	Director	March 29, 2018

/S/ Theodore R. Tetzlaff
Theodore R. Tetzlaff	Director	March 29, 2018

/S/ Peter E. Thieriot
Peter E. Thieriot	Director	March 29, 2018

/S/ Darrell M. Trent
Darrell M. Trent	Director	March 29, 2018

CONTINENTAL MATERIALS CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (c) (e)

for the fiscal years 2017 and 2016

COLUMN A	COLUMN B	COLUMN C(1)	COLUMN D		COLUMN E
	Balance at	Additions
	Beginning of	Charged to Costs	Deductions -		Balance at End of
Description	Period	and Expenses	Describe		Period
Year 2017
Allowance for doubtful accounts (c)	$220,000	$134,000	$114,000	(a)	$240,000
Inventory valuation reserve (c)	$312,000	$282,000	$76,000	(b)	$518,000
Reserve for self-insured losses	$1,861,000	$5,034,000	$5,014,000	(d)	$1,881,000

Year 2016
Allowance for doubtful accounts (c)	$220,000	$280,000	$280,000	(a)	$220,000
Inventory valuation reserve (c)	$435,000	$78,000	$201,000	(b)	$312,000
Reserve for self-insured losses	$2,334,000	$4,143,000	$4,616,000	(d)	$1,861,000

Notes:

(a)	Accounts written off, net of recoveries.

(b)	Amounts written off upon disposal of assets.

(c)	Reserve deducted in the balance sheet from the asset to which it applies.

(d)	Payments of self-insured claims including healthcare claims accrued and paid in connection with the Company’s self-insured employee healthcare benefit plan.

(e)	Column C (2) has been omitted as the answer would be “none”.