Form 10-Q
period 2018-03-31
CONTINENTAL MATERIALS CORP
filed 2018-05-15
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.25 par value, shares outstanding at May 10, 2018: 1,698,055.

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2018 AND DECEMBER 30, 2017

(000’s omitted except share data)

	MARCH 31, 2018	DECEMBER 30,
	(Unaudited)	2017
ASSETS
Current assets:
Cash and cash equivalents	$408	$507
Receivables, net	24,626	24,227
Receivable for insured losses	184	—
Inventories
Finished goods	6,422	8,391
Work in process	2,303	1,198
Raw materials and supplies	11,497	10,770
Prepaid expenses	2,658	1,901
Refundable income taxes	1,239	57
Total current assets	49,337	47,051

Property, plant and equipment	17,418	22,824

Other assets
Goodwill	7,229	7,229
Deferred income taxes	2,499	1,616
Other assets	3,698	3,769
	$80,181	$82,489

LIABILITIES
Current liabilities:
Revolving bank loan payable	$5,700	$3,500
Accounts payable and accrued expenses	19,605	18,374
Liability for unpaid claims covered by insurance	184	—
Total current liabilities	25,489	21,874

Other long-term liabilities	6,249	6,293
Commitments and contingencies (Note 6)

SHAREHOLDERS’ EQUITY
Common shares, $.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,930	1,887
Retained earnings	60,794	66,987
Treasury shares, 876,209 and 892,097 at cost	(14,924)	(15,195)
	48,443	54,322
	$80,181	$82,489

See notes to condensed consolidated financial statements.

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND APRIL 1, 2017

(Unaudited)

(000’s omitted except per-share amounts)

	MARCH 31,	APRIL 1,
	2018	2017
Net sales	$36,873	$34,103

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	31,345	28,072
Depreciation, depletion and amortization	676	638
Selling and administrative	6,111	6,004
Write-off of deferred development	6,934	—
	45,066	34,714

Operating loss	(8,193)	(611)

Interest income	24	18
Interest expense	(108)	(66)
Other income, net	19	20

Loss before income taxes	(8,258)	(639)

Benefit for income taxes	2,065	217

Net loss	(6,193)	(422)

Retained earnings, beginning of period	66,987	65,169

Retained earnings, end of period	$60,794	$64,747

Basic and diluted loss per share	$(3.65)	$(0.25)
Average shares outstanding	1,696	1,674

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND APRIL 1, 2017

(Unaudited)

(000’s omitted)

	MARCH 31,	APRIL 1,
	2018	2017
Net cash used by operating activities	$(1,599)	$(576)

Investing activities:
Capital expenditures	(700)	(630)
Net cash used in investing activities	(700)	(630)

Financing activities:
Borrowings on the revolving bank loan	9,900	5,600
Repayments on the revolving bank loan	(7,700)	(4,400)
Net cash provided by financing activities	2,200	1,200

Net decrease in cash and cash equivalents	(99)	(6)
Cash and cash equivalents:
Beginning of period	507	301

End of period	$408	$295

Supplemental disclosures of cash flow items:
Cash paid during the year for:
Interest, net	$104	$92
Income taxes, net	—	—

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

NOTES TO THE QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 31, 2018

(Unaudited)

1.    Significant Accounting Policies:

Basis of Presentation:

The unaudited interim condensed consolidated financial statements included herein are prepared pursuant to the Securities and Exchange Commission (the “Commission”) rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual consolidated financial statements have been omitted. The condensed consolidated balance sheet of Continental Materials Corporation (the “Company”) as of December 30, 2017 has been derived from the audited consolidated balance sheet of the Company as of that date. The interim condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K. In the opinion of management, the condensed consolidated financial statements include all adjustments (none of which were other than normal recurring adjustments) necessary for a fair statement of the results for the interim periods and to ensure the financial statements are not misleading. Certain reclassifications have been made to the 2017 consolidated financial statements to conform to the 2018 presentation. The reclassifications had no effect on the consolidated results of operations, the net decrease in cash or the total assets, liabilities or shareholders’ equity of the Company.

Revenue Recognition:

Effective December 31, 2017, the Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) and related amendments, which creates a single source of revenue guidance for all companies in all industries and is more principles-based than previous revenue guidance. The Company adopted the standard using the modified retrospective approach. The adoption of this standard did not result in significant changes to the Company’s accounting policies, business processes, systems or controls, or have a material impact on its financial position, consolidated results of operations or consolidated cash flows. As such, prior period financial statements were not recast and there was no cumulative effect adjustment upon adoption.

Sales are recognized when control of the promised goods or services transfers to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company’s payment terms generally range between 30 to 90 days after invoice is billed to the customer. Sales are reported net of sales tax. Shipping and other transportation costs paid by the Company and rebilled to the buyer are recorded gross (as both sales and cost of sales). The Company receives blanket purchase orders from many of its customers on an annual basis. Generally, such purchase orders and related documents set forth the annual terms, including pricing, related to the products. Such purchase orders generally do not specify the exact products, quantities or delivery times. For example, the Company may receive a blanket order for furnaces; however models are not specifically identified or a customer may provide the Company with an estimated concrete volume for the year without specifying the strength and other variables. The Company generally recognizes  revenue from the sale of products at a point in time as the products are shipped.

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

The Company is responsible for warranty related to the manufacture of its HVAC products; however, the Company estimates the future warranty claims based upon historical experience and management estimates. The Company does not perform installation services except for installation of electronic access and security systems in the Door segment. These installation service contracts are generally short-term in nature, usually less than 30 days. It was determined for the installation service contracts there are two performance obligations, the equipment and the installation services. The transaction price for these contracts is allocated to each performance obligation based on its stated stand-alone selling price. Revenue is recognized at a point in time as each performance obligation is completed. No maintenance or service contracts are offered by the Company.

See Note 7, Segment reporting for disaggregation of revenue by segment.

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

The Tax Act repeals AMT and allows for all existing credit carryforwards to be used to offset regular tax liabilities in 2018 through 2020 or, if not fully usable to offset regular tax liabilities, refunded by 2021. For state tax purposes, net operating losses can be carried forward for various periods for the states that the Company is required to file in. California Enterprise Zone credits can be used through 2023 while Colorado credits can be carried forward for 7 years. The Company has established a valuation reserve related to a portion of the California Enterprise Zone credit not expected to be utilized prior to expiration.

The Company’s income tax returns are subject to audit by the Internal Revenue Service (the “IRS”) and state tax authorities. The amounts recorded for income taxes reflect the Company’s tax positions based on research and interpretations of complex laws and regulations. The Company accrues liabilities related to uncertain tax positions taken or expected to be taken in its tax returns. The Company did not identify any such uncertain tax positions as of March 31, 2018 or December 30, 2017.

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

Revolving Bank Loan Payable: Fair value is estimated based on the borrowing rates then available to the Company for bank loans with similar terms and maturities and determined through the use of a discounted cash flow model. The carrying amount of the Revolving Bank Loan Payable represents a reasonable estimate of the corresponding fair value as the Company’s debt is held at variable interest rates and was valued as Level 2.

There were no transfers between fair value measurement levels of any financial instruments in the current quarter.

4.   In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This new revenue standard creates a single source of revenue guidance for all companies in all industries and is more principles-based than current revenue guidance. Subsequently, the FASB issued various ASUs to provide further clarification around certain aspects of ASC 606. This standard was adopted by the Company in the first quarter of fiscal 2018. See Note 1 for further discussion of the Company’s revenue recognition policies and practices.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), requiring that the statement of cash flows explain the change in total cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. This standard was adopted by the Company is the first quarter of fiscal 2018 and did not have a material impact to the consolidated statement of cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This new standard supersedes existing lease guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. The standard will be effective for the Company in the first quarter of fiscal 2019. The original guidance requires adoption using a modified retrospective approach; however, in March 2018, the FASB approved amendments that allow companies the option of using the effective date of the new standard as the date of initial application. The Company continues the task of accumulating information on all of its existing leases. Although not quantified yet, the Company expects that adoption of ASU 2016-02 will have a significant impact on its consolidated balance sheets and disclosures, but does not anticipate a material impact on its consolidated cash flow or consolidated results of operations.

There are no other significant prospective accounting pronouncements that are expected to have a material effect on the Company’s consolidated financial statements.

5.    Operating results for the first three months of 2018 are not necessarily indicative of performance for the entire year due to the seasonality of most of the Company’s products. Historically, sales of the Evaporative Cooling segment are higher in the first and second quarters, sales of the Concrete, Aggregates and Construction Supplies (CACS) segment are higher in the second and third quarters and sales of furnaces in the Heating and Cooling segment are higher in the third and fourth quarters. Sales of the Door segment are generally more evenly spread throughout the year.

6.    There is no difference in the calculation of basic and diluted earnings per share (EPS) for the three-month periods ended March 31, 2018 and April 1, 2017 as the Company does not have any dilutive instruments.

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

The following table presents information about reported segments for the three-month periods ended March 31, 2018 and April 1, 2017 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

	Construction Products Industry			HVAC Industry
	Concrete,
	Aggregates &		Combined	Heating		Combined
	Construction		Construction	and	Evaporative	HVAC	Unallocated
	Supplies	Doors	Products	Cooling	Cooling	Products	Corporate	Total
Three Months ended March 31, 2018
Revenues from external customers	$15,064	$4,296	$19,360	$10,993	$6,516	$17,509	$4	$36,873
Depreciation, depletion and amortization	356	40	396	162	107	269	11	676
Operating (loss) income	(7,922)	438	(7,484)	571	(256)	315	(1,024)	(8,193)
Segment assets	34,350	7,047	41,397	19,288	14,910	34,198	4,586	80,181
Capital expenditures	351	33	384	200	65	265	51	700

	Construction Products Industry			HVAC Industry
	Concrete,
	Aggregates &		Combined	Heating		Combined
	Construction		Construction	and	Evaporative	HVAC	Unallocated
	Supplies	Doors	Products	Cooling	Cooling	Products	Corporate	Total
Three Months ended April 1, 2017
Revenues from external customers	$13,483	$3,869	$17,352	$10,436	$6,309	$16,745	$6	$34,103
Depreciation, depletion and amortization	337	35	372	151	107	258	8	638
Operating (loss) income	(584)	292	(292)	565	(57)	508	(827)	(611)
Segment assets	39,020	7,360	46,380	21,543	11,896	33,439	2,670	82,489
Capital expenditures	382	101	483	98	43	141	6	630

(a)	Segment assets are as of December 30, 2017.
(b)	Capital expenditures are presented on the accrual basis of accounting.

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

9.  The Company issued a total of 16,000 shares to the eight eligible board members effective January 16, 2018 as full payment for their 2018 retainer fee. The Company issued a total of 12,000 shares to the eight eligible board members effective March 8, 2017 as full payment for their 2017 retainer fee. All shares were issued under the 2010 Non-Employee Directors Stock Plan.

10.  The Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) effective November 18, 2011. The Company has negotiated the Ninth Amendment to Credit Agreement which excludes capitalized deferred development expenditures from capital expenditures in the Fixed Charge Coverage Ratio calculation as such expenditures would have caused the Company to fail the covenant. See Note 12 to the condensed consolidated financial statements contained in this Quarterly Report. The Company had previously entered into eight separate amendments to the Credit Agreement. Cumulatively, the amendments were entered into by the Company to, among other things, (i) modify certain of the financial covenants, (ii) adjust the amount of the Revolving Commitment, (iii) terminate the Term Loan Commitment upon the repayment in full of the outstanding principal balance (and accrued interest thereon) of the Term Loan, (iv) modify the Borrowing Base calculation to provide for borrowing availability in respect of new Capital Expenditures, (v) decrease the interest rates on the Revolving Loans, (vi) extend the maturity date and (vii) decrease the Letter of Credit fee rate. Borrowings under the Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles, certain real estate and the common stock of all of the Company’s subsidiaries. Borrowings under the Credit Agreement bear interest based on a London Interbank Offered Rate (LIBOR) or prime rate based option.

The Credit Agreement either limits or requires prior approval by the lender of additional borrowings, acquisition of stock of other companies, purchase of treasury shares and payment of cash dividends. Payment of accrued interest is due monthly or at the end of the applicable LIBOR period.

The Credit Agreement as amended provides for the following:

•	The Revolving Commitment is $20,000,000.
•

Borrowings under the Revolving Commitment are limited to (a) 80% of eligible accounts receivable, (b) the lesser of 50% of eligible inventories and $8,500,000 plus (c) 80% of new Capital Expenditures not to exceed $5,500,000 in any fiscal year (excluding the aggregate amount of any Capital Expenditures financed with the proceeds of a Revolving Line Advance).

•	The Minimum Fixed Charge Coverage Ratio is not permitted to be below 1.15 to 1.0 for each trailing twelve month period measured at the end of each Fiscal Quarter.
•

The Company must not permit Tangible Net Worth as of the last day of any Computation Period to be less than $31,000,000 (provided that the required amount of Tangible Net Worth shall increase (but not decrease) by an amount equal to 50% of the Consolidated Net Income for the immediately preceding Fiscal Year). Therefore, the required Tangible Net Worth as of March 31, 2018 is $33,752,000.

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

•

Fixed Charge Coverage Ratio is defined as, for any computation period, the ratio of (a) the sum for such period of (i) EBITDA, as defined, minus (ii) the sum of income taxes paid in cash, the amount expended related to the development of the mining property discussed in Note 12 and all unfinanced capital expenditures to (b) the sum for such period of interest expense related to the Credit Agreement.

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

Outstanding funded revolving debt was $5,700,000 as of March 31, 2018 compared to $3,500,000 as of December 30, 2017. The highest balance outstanding during the first three months of 2018 and 2017 was $6,200,000 and $3,650,000, respectively. Average outstanding funded debt was $3,792,000 and $1,895,000 for the first three months of 2018 and 2017, respectively. At March 31, 2018, the Company had outstanding letters of credit totaling $4,955,000. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the available borrowing capacity exceeded the cash needs of the Company and this situation is expected to continue for the foreseeable future.

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

12.  During July 2015, TMC began development of a granite mining property south of Colorado Springs. These costs included drilling the property to ascertain its suitability for mining, engineering studies and legal expenses related to the preparation of TMC’s application to obtain the required mining permits from the State of Colorado and El Paso County.

TMC made its initial application for a permit from the state in 2016. The state’s Reclamation Mining and Safety Division (DRMS) of the Colorado Department of Natural Resources rejected issuing the permit by a 3 to 2 vote with one recusal and one absent for the vote. The DRMS invited TMC to resubmit its request to address the concerns raised during the 2016 hearing. TMC filed its second application to the state in November 2017 addressing the issues cited during the first hearing. The Colorado Department of Natural Resources staff reviewed the mining application and recommended that the mining plan be approved as submitted. On April 26, 2018 despite the staff recommendation to approve the application, the head of the Department of Natural Resources, who has a seat on the DRMS Committee, voted against the permit. The permit was rejected 3 to 2 with two members recusing themselves.

Although written notification of the final decision has not yet been received, the Company has written off all capitalized costs associated with the permit application in the first quarter of 2018. As of December 30, 2017 the Company had capitalized $5,430,000 of deferred development which was included in Property, plant and equipment on the consolidated balance sheet. As of March 31, 2018, TMC had invested $6,308,000 in the project. An estimated $626,000 of additional expenses were incurred during April 2018 and were also written off as of March 31, 2018 bringing the total charge to $6,934,000.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help investors understand the Company’s results of operations, financial condition and current business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report and the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

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

Cash used by operations was $1,599,000 during the first three months of 2018 compared to $576,000 used during the first three months of 2017. The current year use of cash includes $878,000 related to deferred development of a mining property which was written-off in the current quarter. See Note 12 to the condensed consolidated financial statements contained in this Quarterly Report for further discussion. The prior year use of cash was attributable to operating results combined with changes in working capital items, primarily increases in inventory levels partially offset by decreases in receivables.

During the three months ended March 31, 2018, investing activities used $700,000 of cash compared to $630,000 of cash used in the prior year’s period. Capital expenditures during the first three months of 2018 were $700,000 compared to $630,000 during the first three months of 2017.

Financing activities during the first three months of 2018 provided $2,200,000 as borrowings were used to partially finance the increase in working capital and the pursuit of mining permits for a property south of Colorado Springs. Subsequent to March 31, 2018, the Company was denied the permits and the related investment of $6,934,000 was written-off in the current quarter. See Note 12 to the condensed consolidated financial statements contained in this Quarterly Report for further discussion.  During the first three months of 2017 financing activities provided  $1,200,000 as borrowings were used to partially finance the increase in working capital. See also the discussion of the Revolving Credit and Term Loan Agreement below.

Revolving Credit and Term Loan Agreement

As discussed in Note 10 to the condensed consolidated financial statements contained in this Quarterly Report, the Company maintains a Credit Agreement, which, as amended, provides for a Revolving Commitment of $20,000,000. Borrowings under the Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles, certain real estate and the common stock of all of the Company’s subsidiaries. Borrowings under the Revolving Commitment are limited to (a) 80% of eligible accounts receivable, (b) the lesser of 50% of eligible inventories and $8,500,000 plus (c) 80% of new Capital Expenditures not to exceed $5,500,000 in any fiscal year (excluding the aggregate amount of any Capital Expenditures financed with the proceeds of a Revolving Line advance). Borrowings under the Credit Agreement bear interest based on a LIBOR or prime rate based option.

The Credit Agreement either limits or requires prior approval by the lender of additional borrowings, acquisition of stock of other companies, purchase of treasury shares and payment of cash dividends. Payment of accrued interest is due monthly or at the end of the applicable LIBOR period. The Credit Agreement has a maturity date of May 1, 2020.

The Company’s outstanding borrowings against the revolving credit facility were $5,700,000 at March 31, 2018. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the entire revolving credit facility was available to the Company. This situation is expected to continue for the foreseeable future.

As of March 31, 2018 the Company was in compliance with all covenants in the Credit Agreement, as amended, and expects to be in compliance with all loan covenants for the remaining term of the Credit Agreement. The Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the

Credit Agreement will be sufficient to cover expected cash needs, including planned capital expenditures, for the next twelve months. The Company expects to be in compliance with all debt covenants, as amended, throughout the facility’s remaining term.

Results of Operations - Comparison of Quarter Ended March 31, 2018 to the Quarter Ended April 1, 2017

(In the ensuing discussions of the results of operations the Company defines the term gross profit as the amount determined by deducting cost of sales before depreciation, depletion and amortization from sales. The gross profit ratio is gross profit divided by sales.)

Consolidated sales in the first quarter of 2018 were $36,873,000, an increase of $2,770,000, or 8.1%, compared to the first quarter of 2017.  All segments reported improved current quarter sales. The CACS segment reported an increase of $1,581,000 (11.7%) and the Door segment reported a $427,000 (11.0%) increase in sales. The Heating and Cooling and Evaporative Cooling segments also reported increased sales of $557,000 (5.3%) and $207,000 (3.3%), respectively, in the first quarter of 2018 compared to the first quarter of 2017.

The consolidated gross profit ratio in the first quarter of 2018 was 15.0% compared to 17.7% in the same period of 2017.  All segments, with exception of the Door segment, reported declines in gross profit margin in the first quarter of 2018 compared to the prior year first quarter. The Door segment gross profit percentage increased 1.7 points, in the first quarter of the current year compared to the first quarter of the prior year. The decreases in gross profit for the other three segments are addressed in the discussion of segments below.

Consolidated selling and administrative expenses were $107,000 higher in the first quarter of 2018 than the comparable prior year quarter. As a percentage of consolidated sales, selling and administrative expenses decreased to 16.6%  in the first quarter of 2018 from 17.6%  in the first quarter of 2017.

Consolidated depreciation and amortization charges were up $38,000, or 6.0%, in the first quarter of 2018 compared to the first quarter of 2017.

The first quarter of 2018 includes the write-off of $6,934,000 of deferred development costs previously capitalized in property, plant and equipment on the consolidated balance sheet or incurred in the current period. These costs included exploration of the land to determine suitability for mining as well as costs associated with the Company’s pursuit of mining permits for the property south of Colorado Springs. Subsequent to March 31, 2018 the permits were denied by the State of Colorado for the second time. See Note 12 to the condensed consolidated financial statements contained in this Quarterly Report for further discussion.

The consolidated operating loss in the first quarter of 2018, before the $6,934,000 write-off of deferred development related to a mining property discussed above, was $1,259,000 compared to a  consolidated operating loss of $611,000 in the first quarter of 2017.  The Door segment reported an increase of $145,000 in operating profit in the first quarter of 2018 compared to the first quarter of 2017. The Heating and Cooling segment reported a smaller increase of $6,000 for the same comparison period. The CACS and Evaporative Cooling segments reported increased operating losses, $404,000 and $199,000, respectively, for the current first quarter compared to the prior year first quarter.

Interest expense in the first quarter of 2018 was $108,000 compared to $66,000 in the first quarter of 2017. Interest expense includes interest on outstanding funded debt, finance charges on outstanding letters of credit, the fee on the unused revolving credit line and other recurring fees charged by the lending bank. The increase from the prior year quarter is attributable to higher average borrowings partially offset by lower average interest rates. Average outstanding funded debt in the first quarter of 2018 was $3,792,000 compared to $1,895,000 for the first quarter of 2017. The weighted average interest rate on outstanding funded debt in the first quarter of 2018, including the fee on the unused line of credit and other recurring bank charges but excluding finance charges on letters of credit, was approximately 6.7% compared to 8.1% in the first quarter of 2017.  The lower interest rate was due to the lower rates negotiated on revolving debt in the Eight Amendment to Credit Agreement effective in the second quarter of 2017.

At the end of the first quarter of 2018 the outstanding funded debt was $5,700,000 compared to $3,200,000 at the end of the first quarter of 2017.

The Company’s effective income tax rate reflects federal and state statutory income tax rates adjusted for non-deductible expenses, tax credits and other tax items. The estimated effective income tax rate in the first quarter of 2018 was a benefit of 25.0% compared to a benefit of 34.0% for the first quarter of 2017. The decrease in benefit is attributable to the recently enacted Tax Act which reduced the Company’s Federal Tax Rate from 34.0% to 21.0%.

The Company operates four businesses in two industry groups. The businesses are generally seasonal, weather sensitive and subject to cyclical factors. The following addresses various aspects of operating performance focusing on the reportable segments within each of the two industry groups.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products industry group for the quarters ended March 31, 2018 and April 1, 2017 (dollar amounts in thousands):

	Concrete,
	Aggregates and
	Construction
	Supplies	Door
Three Months ended March 31, 2018
Revenues from external customers	$15,064	$4,296
Segment gross profit	692	1,211
Gross profit as percent of sales	4.6%	28.2%
Segment operating (loss) income	$(7,922)	$438
Operating (loss) income as a percent of sales	(52.6)%	10.2%
Segment assets as of March 31, 2018	$34,350	$7,047
Return on assets	(23.1)%	6.2%

Three Months ended April 1, 2017
Revenues from external customers	$13,483	$3,869
Segment gross profit	1,050	1,025
Gross profit as percent of sales	7.8%	26.5%
Segment operating (loss) income	$(584)	$292
Operating (loss) income as a percent of sales	(4.3)%	7.5%
Segment assets as of April 1, 2017	$34,863	$6,865
Return on assets	(1.7)%	4.3%

Concrete, Aggregates and Construction Supplies Segment

The product offerings of the CACS segment consist of ready-mix concrete, aggregates and construction supplies. Ready-mix concrete and aggregates are produced at multiple locations in or near Colorado Springs and Pueblo, Colorado. Construction supplies encompass numerous products purchased from third party suppliers and sold to the construction trades, particularly concrete sub-contractors. During the three months ended March 31, 2018, concrete, aggregates and construction supplies accounted for approximately 75%, 19% and 6% of the sales of the CACS segment, respectively, including aggregates consumed internally in the production of concrete. In the first quarter of 2017, the sales mix between concrete, aggregates and construction supplies was 74%, 20% and 6%, respectively. Sales including aggregates consumed internally increased $1,658,000 (10.9%) from the first quarter of 2017 to the current year quarter. Sales to third parties increased by $1,581,000 (11.7%) between the same periods. The gross profit reported by the CACS segment declined to 4.6% in the first quarter of 2018 from 7.8% in the first quarter of the prior year. The decrease is attributable to TMC’s concrete and aggregates operations as discussed below.

Ready-mix concrete sales, excluding flow fill material, increased 11.6% in the first quarter of 2018 versus the first quarter of 2017. Concrete volume, on the same basis, was 5.4% higher in the first quarter of 2018 compared to the prior year quarter. Average concrete prices for the first quarter of 2018 increased by approximately 5.9% over the comparable 2017 quarter largely due to increased material costs. The market remains sharply competitive especially on large construction projects. Cement is the highest cost raw material used in the production of ready-mix concrete. Cement costs per yard increased by 3.5% in the first quarter of the current year compared to the same quarter of 2017. Higher cement and rock costs, including delivery, were partially offset by lower fly ash and other admixture costs. Batching cash costs per yard increased by 5.0% while delivery cash costs per yard increased 15.3% during the first quarter of the current year over the first quarter of the prior year. The increase in batching costs is attributable to higher repair and maintenance costs. The increase in delivery costs is also attributable to higher repair and maintenance costs as well as higher fuel and contract trucking costs.

The CACS segment also produces and sells sand, crushed limestone and gravel (collectively “aggregates”) from deposits in and around Colorado Springs. Sales volume (tons) of construction aggregates, including those used internally in the production of ready-mix concrete, decreased 10.1% in the first quarter of 2018 compared to the comparable 2017 quarter. Average selling prices, excluding freight, increased 10.1% due to the higher ratio of concrete rock and concrete sand to filler sand sales. The sand operation remained profitable in the first quarter of 2018 and one of the quarries improved its operating profit by 9.5%. However, increased operating expenses in the sand operation, primarily labor costs, reduced the related gross profit by 26.6% per ton in the first quarter of 2018 compared to the first quarter of 2017. This decline combined with the impact of mining challenges at two quarries and carrying costs related to the closed Pueblo quarry contributed to the $487,000 loss reported by the aggregates operations in the first quarter of 2018 compared to a $428,000 loss for the first quarter of 2017.

Sales of construction supplies increased by $186,000 (22.4%) in the first quarter of 2018 compared to the prior year quarter. Challenges with a certain project increased costs such that the division reported a first quarter 2018 negative gross profit higher than the negative gross profit reported in the first quarter of 2017.

Depreciation and amortization charges increased by $19,000 in the first quarter of 2018 compared to the first quarter of 2017.

Selling and administrative expenses were $27,000 higher in the first quarter of 2018 compared to the same period in 2017. The increase was attributable primarily to increased legal fees. Litigation fees related to the Pueblo aggregate lease were $200,000 during the first quarter of 2018 compared to $176,000 incurred during the comparable period of 2017. As a percentage of sales selling and administrative expenses decreased to 8.8% in the first quarter of 2018 compared to 9.6% in the first quarter of 2017.

The first quarter of 2018 includes a $6,934,000 write-off of deferred development costs associated with a mining property for which the Company had applied to the state of Colorado for the required mining permits. Subsequent to March 31, 2018 the permits were denied by the state’s Reclamation Mining and Safety Division. See Note 12 to the condensed consolidated financial statements contained in this Quarterly Report for further discussion.

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

Door sales in the first quarter of 2018 were $427,000 (11.0%) higher than in the first quarter of the previous year. Bidding prices remain competitive. The gross profit ratio in the first quarter of 2018 was 28.2%, up from 26.5% in the comparable quarter of 2017. The improvement in the gross profit ratio is attributable to favorable material pricing and mix of products shipped during the first quarter of 2018.

Sales and administrative expenses were $35,000 higher in the first quarter of 2018 compared to the first quarter of 2017. As a percentage of sales, these expenses were 17.1%  and 18.0% in the first quarters of 2018 and 2017, respectively.

The Door segment sales backlog at the end of the first quarter of 2018 was $4,790,000 compared to $5,797,000 at the end of the first quarter of 2017 due to several large jobs shipping in March 2018.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products industry group for the quarters ended March 31, 2018 and April 1, 2017 (dollar amounts in thousands):

	Heating and	Evaporative
	Cooling	Cooling
Three Months ended March 31, 2018
Revenues from external customers	$10,993	$6,516
Segment gross profit	2,611	1,010
Gross profit as percent of sales	23.8%	15.5%
Segment operating income (loss)	$571	$(256)
Operating income (loss) as a percent of sales	5.2%	(3.9)%
Segment assets as of March 31, 2018	$19,288	$14,910
Return on assets	3.0%	(1.7)%

Three Months ended April 1, 2017
Revenues from external customers	$10,436	$6,309
Segment gross profit	2,795	1,155
Gross profit as percent of sales	26.8%	18.3%
Segment operating income (loss)	$565	$(57)
Operating income (loss) as a percent of sales	5.4%	(0.9)%
Segment assets as of April 1, 2017	$20,085	$15,714
Return on assets	2.8%	(0.4)%

Heating and Cooling Segment

In the first quarter of 2018, approximately 73% of sales in the Heating and Cooling segment consisted of wall furnaces and heaters. Fan coils accounted for 26% of the segment’s sales and other products were about 1%. In the first quarter of 2017 these shares of total segment sales were 68%, 30% and 2%, respectively. Overall sales in the Heating and Cooling segment in the first quarter of 2018 increased by $557,000 (5.3%) compared to the same period in 2017.

Sales of furnaces and heaters increased 12.4% in the three months ended March 31,  2018 compared to the three months ended April 1,  2017.  Unit shipments of furnaces and heaters were 10.2% higher in the first quarter of 2018. Average sales prices for furnaces and heaters were about 1.9% higher compared to a year ago as a result of changes in product mix. The gross profit from furnaces and heaters declined in the first quarter of 2018 due to lower production levels.

Sales of fan coils during the first quarter of 2018 declined 11.5%  from the comparable 2017 quarter.  The fan coil sales backlog at March 31,  2018 was $3,173,000 compared to $4,441,000 at April 1,  2017. Typically, approximately 90% of the sales of fan coils are custom-made systems for hotels and other commercial buildings. Fan coil jobs are obtained through a competitive bidding process. Since every bid job is a unique configuration of materials and parts, the Company does not track units of sales or production as such unit volume data would not be useful in managing the business. Management focuses on the contribution margin by job, the current level of sales and the sales backlog in managing the fan coil business. Contribution margin is measured by deducting variable manufacturing costs and variable selling expenses from sales for a particular product line and is used as an internal measure of profitability for a product or product line. The fan coil contribution margin percentage in the first quarter of 2017 was 29.6%, down from 34.0% in the first quarter of 2017.  Reduced production levels were the primary cause of the lower contribution margin. Both quarters’ margins were considered to be acceptable performance levels.

The Heating and Cooling segment’s gross profit ratio for the first quarter of 2018 was 23.8% compared to 26.8% in the first quarter of 2017. The lower gross profit ratio is attributable primarily to the reduced production levels discussed above.

Selling and administrative expenses in the first quarter of 2018 were $201,000 lower than the first quarter of the previous year.  The decrease was attributable to reduced compensation costs and lower legal fees. As a percentage of sales, selling and administrative expenses were 17.1% in the first quarter of 2018 and 19.9% in the first quarter of 2017.

The Heating and Cooling segment’s operating profit increased $6,000 (1.1%) for the first quarter of 2018 compared to the first quarter of 2017. This is attributable to higher overall sales combined with lower selling and administrative expenses partially offset by higher material costs and a lower level of production.

Evaporative Cooling Segment

Sales of evaporative coolers increased  $207,000 (3.3%) in the first quarter of 2018 compared to the first quarter of 2017. Unit sales of evaporative coolers in the first quarter of 2018 were consistent with unit sales in the first quarter of 2017, down less than 1%. Average selling prices, including parts sales, were up 3.8% between the first quarter of 2018 and the first quarter of 2017. The gross profit ratio in the first quarter of 2018 was 15.5% compared to 18.3%  in the first quarter of 2017. The decline in gross profit ratio is attributable to higher material costs, notably steel, and increased labor costs, including overtime.

Selling and administrative expenses were $54,000 (4.9%) higher in the first quarter of 2018 primarily due to higher compensation related costs. As a percentage of sales, selling and administrative expenses increased to 17.8% in the current quarter of 2018 from 17.5% in the prior year first quarter.

The Evaporative Cooler segment reported an operating loss of $256,000 for the first quarter of 2018 compared to an operating loss of $57,000 for the first quarter of 2017.  Higher material and labor costs in the first quarter of 2018 more than offset the increased sales.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements contained in this Quarterly Report have been prepared in accordance with accounting principles generally accepted in the United States of America which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2018 and December 30, 2017 and affect the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates.

Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management, is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

OUTLOOK

The Company expects consolidated sales in 2018 to exceed the 2017 level. The level of construction activity along the Front Range in Southern Colorado appears to be slightly stronger in 2018 although some of this demand may be due to unfavorable weather conditions during most of the first half of 2017 which pushed some scheduled projects into 2018. Concrete prices have increased, largely in response to higher material costs, although labor and other costs also increased modestly. Pricing on most bid jobs remains sharply competitive. Operating results for the remainder of the year will depend on the ability of the Company to pass on increased material and/or fuel costs, should they occur, as well as weather conditions following a normal annual pattern. The Door segment is expected to report 2018 results similar to those reported for 2017.

The Company’s Heating and Cooling segment anticipates some increase in sales in 2018 as price increases, in response to higher steel costs, have been announced for the second quarter. This sales price increase is expected to principally affect the furnace lines as unit sales are ahead of the 2017 level. Fan coil sales are below the 2017 year-to-date level although the backlog and bidding opportunities have increased. In the Evaporative Cooling segment, residential coolers are sold primarily for replacement purposes and unit sales have been stagnant in recent years. Industrial coolers have performed well and management hopes to increase the unit volume of these sales. Sales of furnaces and residential coolers can be significantly influenced by weather conditions, particularly during their respective selling seasons.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 4 to the condensed consolidated financial statements contained in this Quarterly Report for a discussion of recently issued accounting standards.

MATERIAL CHANGES TO CONTRACTUAL OBLIGATIONS

There were no material changes to contractual obligations that occurred during the quarter ended March 31, 2018.

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

Item 4.Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) as of March 31, 2018. The Chief Executive Officer and Chief Financial Officer, based on that evaluation, concluded that the Company’s disclosure controls and procedures are effective and were reasonably designed to ensure that all material information relating to the Company (including its subsidiaries) required to be disclosed in the reports filed and submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission.

(b)Changes in Internal Control Over Financial Reporting.

During the quarter ended March 31, 2018, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Items 1, 1A, 3 and 5 are not applicable or the Company has nothing to report thereunder; therefore, the items have been omitted and no reference is required in this Quarterly Report.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The Company reserved 150,000 treasury shares representing the maximum number allowed to be granted under the 2010 Non-Employee Directors Stock Plan (Plan) to non-employee directors in lieu of the base director retainer fee. The Company issued a total of 16,000 shares to the eight eligible board members effective January 16, 2018 as full payment for their 2018 retainer fee. In 2017 the Company issued shares to the eight eligible board members as full payment of their 2017 retainer fee during the first quarter.  Transactions pursuant to the Plan are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(a)(2) of the Securities Act, as the shares authorized under the plan may only be issued to the Company’s directors and are not offered to the public. At March 31, 2018, a total of 38,000 shares remain eligible for issuance under the Plan.

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

10

Ninth Amendment to Credit Agreement dated May 15, 2018, among Continental Materials Corporation, the financial institutions that are or may from time to time become parties to the Credit Agreement and CIBC BANK USA, an Illinois state chartered bank formerly known as The PrivateBank and Trust Company as Administrative Agent, filed herewith.

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

101

The following financial information from Continental Materials Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2018 filed with the SEC on May 15, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Retained Earnings for the three-month periods ended March 31, 2018 and April 1, 2017, (ii) the Condensed Consolidated Balance Sheets at March 31, 2018 and April 1, 2017, (iii) the Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2018 and April 1, 2017, and (iv) Notes to the Quarterly Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION

Date:	May 15, 2018	By:	/s/ Mark S. Nichter
Mark S. Nichter, Vice President, Secretary
and Chief Financial Officer