Form 10-Q
period 2018-06-30
CONTINENTAL MATERIALS CORP
filed 2018-08-14
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.25 par value, shares outstanding at August 7, 2018: 1,697,855.

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2018 AND DECEMBER 30, 2017

(000’s omitted except share data)

	JUNE 30, 2018	DECEMBER 30,
	(Unaudited)	2017
ASSETS
Current assets:
Cash and cash equivalents	$257	$507
Receivables, net	25,866	24,227
Receivable for insured losses	248	—
Inventories
Finished goods	5,543	8,391
Work in process	2,690	1,198
Raw materials and supplies	12,679	10,770
Prepaid expenses	2,476	1,901
Refundable income taxes	584	57
Total current assets	50,343	47,051

Property, plant and equipment	17,648	22,824

Other assets
Goodwill	7,229	7,229
Deferred income taxes	2,497	1,616
Other assets	3,674	3,769
	$81,391	$82,489

LIABILITIES
Current liabilities:
Revolving bank loan payable	$8,000	$3,500
Accounts payable and accrued expenses	16,097	18,374
Liability for unpaid claims covered by insurance	248	—
Total current liabilities	24,345	21,874

Other long-term liabilities	6,490	6,293
Commitments and contingencies (Note 6)

SHAREHOLDERS’ EQUITY
Common shares, $.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,930	1,887
Retained earnings	62,907	66,987
Treasury shares, 876,209 and 892,097 at cost	(14,924)	(15,195)
	50,556	54,322
	$81,391	$82,489

See notes to condensed consolidated financial statements.

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND JULY 1, 2017

(Unaudited)

(000’s omitted except per-share amounts)

	JUNE 30,	JULY 1,
	2018	2017
Net sales	$43,300	$39,887

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	35,095	31,734
Depreciation, depletion and amortization	707	677
Selling and administrative	5,539	5,845
Net reduction to write off of deferred development	(94)	—
Gain on disposition of property and equipment	(889)	(24)
	40,358	38,232

Operating income	2,942	1,655

Interest income	21	14
Interest expense	(167)	(108)
Other income (expense), net	22	(4)

Income before income taxes	2,818	1,557

Provision for income taxes	705	529

Net income	2,113	1,028

Retained earnings, beginning of period	60,794	64,747

Retained earnings, end of period	$62,907	$65,775

Basic and diluted income per share	$1.24	$0.61
Average shares outstanding	1,698	1,682

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND JULY 1, 2017

(Unaudited)

(000’s omitted except per-share amounts)

	JUNE 30,	JULY 1,
	2018	2017

Net sales	$80,173	$73,990

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	66,440	59,806
Depreciation, depletion and amortization	1,383	1,315
Selling and administrative	11,650	11,849
Charges related to write off of deferred development	6,840	—
Gain on disposition of property and equipment	(889)	(24)
	85,424	72,946

Operating (loss) income	(5,251)	1,044

Interest income	45	32
Interest expense	(275)	(174)
Other income, net	41	16

(Loss) income before income taxes	(5,440)	918

Benefit (provision) for income taxes	1,360	(312)

Net (loss) income	(4,080)	606

Retained earnings, beginning of period	66,987	65,169

Retained earnings, end of period	$62,907	$65,775

Basic and diluted (loss) income per share	$(2.40)	$0.36

Average shares outstanding	1,697	1,678

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND JULY 1, 2017

(Unaudited)

(000’s omitted)

	JUNE 30,	JULY 1,
	2018	2017
Net cash used by operating activities	$(4,002)	$(2,797)

Investing activities:
Capital expenditures	(2,148)	(2,803)
Cash proceeds from sale of property and equipment	1,400	27
Net cash used in investing activities	(748)	(2,776)

Financing activities:
Borrowings on the revolving bank loan	20,500	14,500
Repayments on the revolving bank loan	(16,000)	(8,900)
Net cash provided by financing activities	4,500	5,600

Net decrease in cash and cash equivalents	(250)	27
Cash and cash equivalents:
Beginning of period	507	301

End of period	$257	$328

Supplemental disclosures of cash flow items:
Cash paid during the year for:
Interest, net	$259	$189
Income taxes, net	50	—

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

NOTES TO THE QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED JUNE 30, 2018

(Unaudited)

1.    Basis of Presentation:

Basis of Presentation:

The unaudited interim condensed consolidated financial statements included herein are prepared pursuant to the Securities and Exchange Commission (the “Commission”) rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual consolidated financial statements have been omitted. The condensed consolidated balance sheet of Continental Materials Corporation (the “Company”) as of December 30, 2017 has been derived from the audited consolidated balance sheet of the Company as of that date. The interim condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K. In the opinion of management, the condensed consolidated financial statements include all adjustments (none of which were other than normal recurring adjustments) necessary for a fair statement of the results for the interim periods and to ensure the financial statements are not misleading. Certain reclassifications have been made to the 2017 consolidated financial statements to conform to the 2018 presentation. The reclassifications had no effect on the consolidated results of operations, the net change in cash or the total assets, liabilities or shareholders’ equity of the Company.

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

See Note 7 for disaggregation of revenue by segment.

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

The Company’s income tax returns are subject to audit by the Internal Revenue Service (the “IRS”) and state tax authorities. The amounts recorded for income taxes reflect the Company’s tax positions based on research and interpretations of complex laws and regulations. The Company accrues liabilities related to uncertain tax positions taken or expected to be taken in its tax returns. The Company did not identify any such uncertain tax positions as of June 30, 2018 or December 30, 2017.

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

5.    Operating results for the first six months of 2018 are not necessarily indicative of performance for the entire year due to the seasonality of most of the Company’s products. Historically, sales of the Evaporative Cooling segment are higher in the first and second quarters, sales of the Concrete, Aggregates and Construction Supplies (CACS) segment are higher in the second and third quarters and sales of the Heating and Cooling segment are higher in the third and fourth quarters. Sales of the Door segment are generally more evenly spread throughout the year.

6.    There is no difference in the calculation of basic and diluted earnings per share (EPS) for the three-month or six-month periods ended June 30, 2018 and July 1, 2017 as the Company does not have any dilutive instruments.

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

The following table presents information about reported segments for the six-month and three-month periods ended June 30, 2018 and July 1, 2017 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

	Construction Products Industry			HVAC Industry
	Concrete,
	Aggregates &		Combined	Heating		Combined
	Construction		Construction	and	Evaporative	HVAC	Unallocated
	Supplies	Doors	Products	Cooling	Cooling	Products	Corporate	Total
Six Months Ended June 30, 2018
Revenues from external customers	$34,931	$10,078	$45,009	$18,405	$16,726	$35,131	$33	$80,173
Depreciation, depletion and amortization	738	82	820	325	215	540	23	1,383
Operating (loss) income	(5,302)	1,356	(3,946)	74	520	594	(1,899)	(5,251)
Segment assets	37,540	8,190	45,730	19,346	12,854	32,200	3,461	81,391
Capital expenditures	1,478	79	1,557	248	297	545	46	2,148
Three Months ended June 30, 2018
Revenues from external customers	$19,867	$5,782	$25,649	$7,412	$10,210	$17,622	$29	$43,300
Depreciation, depletion and amortization	382	42	424	163	108	271	12	707
Operating income (loss)	2,620	918	3,538	(497)	776	279	(875)	2,942
Segment assets	37,540	8,190	45,730	19,346	12,854	32,200	3,461	81,391
Capital expenditures	1,127	46	1,173	48	232	280	(5)	1,448

	Construction Products Industry			HVAC Industry
	Concrete,
	Aggregates &		Combined	Heating		Combined
	Construction		Construction	and	Evaporative	HVAC	Unallocated
	Supplies	Doors	Products	Cooling	Cooling	Products	Corporate	Total
Six Months Ended July 1, 2017
Revenues from external customers	$31,596	$8,629	$40,225	$17,214	$16,542	$33,756	$9	$73,990
Depreciation, depletion and amortization	710	72	782	302	215	517	16	1,315
Operating income (loss)	882	944	1,826	68	849	917	(1,699)	1,044
Segment assets	39,020	7,360	46,380	21,543	11,896	33,439	2,670	82,489
Capital expenditures	2,219	119	2,338	365	65	430	35	2,803
Three Months ended July 1, 2017
Revenues from external customers	$18,113	$4,760	$22,873	$6,778	$10,233	$17,011	$3	$39,887
Depreciation, depletion and amortization	373	37	410	151	108	259	8	677
Operating income (loss)	1,466	652	2,118	(497)	906	409	(872)	1,655
Segment assets (a)	39,020	7,360	46,380	21,543	11,896	33,439	2,670	82,489
Capital expenditures (b)	1,837	18	1,855	267	22	289	29	2,173

(a)	Segment assets are as of December 30, 2017.
(b)	Capital expenditures are presented on the accrual basis of accounting.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last annual report.

8.    On September 15, 2016 a Partial Summary Judgment Order was issued regarding the Company’s previously disclosed litigation, Continental Materials Corporation v. Valco, Inc., Civil Action No. 2014-cv-2510, filed in the United States District Court for the District of Colorado. The suit regards a sand and gravel lease between the Company and Valco, Inc. (“Valco”) that calls for the payment of royalties over the life of the lease on an agreed 50,000,000 tons of sand and gravel reserves. In the suit the Company sought, among other things, to reform the sand and gravel lease in regard to the agreed amount of sand and gravel reserves and to recover approximately $1,282,000 of royalty overpayments included in other long-term assets. Valco asserted counterclaims against the

Company alleging breach of contract and declaratory judgment regarding the Company’s refusal to make further royalty payments under the Lease. In the ordinary course of business and absent any breach by Valco, the Company is required to make quarterly royalty payments amounting to not less than $300,000 in a calendar year. In response to Valco’s breaches of contract, the Company stopped making royalty payments at the start of the 2015 calendar year. The Company has asserted partial failure of consideration as an affirmative defense to Valco’s counterclaims to offset the alleged back-due quarterly royalty payments and the amount due on quarterly royalty payments in the future. The Partial Summary Judgment Order resolved many of the Company’s claims in Valco’s favor, but the Company’s claim for the return of royalty overpayments made during the statutorily allowed period is still pending. The Partial Summary Judgment Order did not resolve Valco’s counterclaims or the Company’s affirmative defense. During the third quarter of 2016, the Company recorded a $632,000 write-down representing the portion of the royalty overpayment paid prior to the statutorily allowed period because of litigation risk attendant to recovering that amount. The Company sought certification of the Partial Summary Judgment Order because it and its legal counsel believe the court improperly resolved factual issues in its Partial Summary Judgment Order that should have been decided by a jury. On February 23, 2017, the Partial Summary Judgment Order was certified for immediate appeal, and all other claims, counterclaims and affirmative defenses were stayed pending the resolution of that appeal. The Company filed a notice of appeal which was denied on July 2, 2018 for lack of jurisdiction and remanded to the trial court for further proceedings. The Company and its legal counsel believe there is a likelihood that some, or all, of the issues resolved by the Partial Summary Judgment Order may be reversed on appeal and remanded for trial by jury although there can be no assurance that an appeal will result in reversal. The Company paid royalties on approximately 17,700,000 tons, including the overpayments, of the 50,000,000 tons of sand and gravel reserves through the end of the third quarter of 2014. The impact of these proceedings could have a material financial effect on the Company; however, the Company does not believe that there is a reasonable basis for estimating the financial impact, if any, of the final outcome of these proceedings and accordingly no accrual or reserve has been recorded in compliance with accounting principles generally accepted in the United States of America.

9.  The Company issued a total of 16,000 shares to the eight eligible board members effective January 16, 2018 as full payment for their 2018 retainer fee. The Company issued at total of 12,000 shares to the eight eligible board members effective March 8, 2017 as full payment for their 2017 retainer fee. All shares were issued under the 2010 Non-Employee Directors Stock Plan.

10.  The Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) effective November 18, 2011. The Company entered into the Ninth Amendment to Credit Agreement effective May 15, 2018. The Company had previously entered into eight separate amendments to the Credit Agreement. Cumulatively, the amendments were entered into by the Company to, among other things, (i) modify certain of the financial covenants, (ii) adjust the amount of the Revolving Commitment, (iii) terminate the Term Loan Commitment upon the repayment in full of the outstanding principal balance (and accrued interest thereon) of the Term Loan, (iv) modify the Borrowing Base calculation to provide for borrowing availability in respect of new Capital Expenditures, (v) decrease the interest rates on the Revolving Loans, (vi) extend the maturity date and (vii) decrease the Letter of Credit fee rate. Borrowings under the Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles, certain real estate and the common stock of all of the Company’s subsidiaries. Borrowings under the Credit Agreement bear interest based on a London Interbank Offered Rate (LIBOR) or prime rate based option.

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
•

The Company must not permit Tangible Net Worth as of the last day of any Computation Period to be less than $31,000,000 (provided that the required amount of Tangible Net Worth shall increase (but not decrease) by an amount equal to 50% of the Consolidated Net Income for the immediately preceding Fiscal Year). Therefore, the required Tangible Net Worth as of June 30, 2018 is $33,752,000.

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

Outstanding funded revolving debt was $8,000,000 as of June 30, 2018 compared to $3,500,000 as of December 30, 2017. The highest balance outstanding during the first six months of 2018 and 2017 was $9,800,000 and $8,800,000, respectively. Average outstanding funded debt was $5,779,000 and $4,651,000 for the first six months of 2018 and 2017, respectively. At June 30, 2018, the Company had outstanding letters of credit totaling $4,745,000. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the available borrowing capacity exceeded the cash needs of the Company and this situation is expected to continue for the foreseeable future.

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

TMC made its initial application for a mining permit from the state of Colorado in 2016. The state’s Reclamation Mining and Safety Division (DRMS) of the Colorado Department of Natural Resources rejected issuing the permit by a 3 to 2 vote with one recusal and one absence. The DRMS invited TMC to resubmit its request to address the concerns raised during the hearing for the initial application. TMC filed its second application to the state in November 2017 addressing the issues cited during the first hearing. The Colorado Department of Natural Resources staff reviewed the mining application and recommended that the mining plan be approved as submitted. On April 26, 2018 despite the staff recommendation to approve the application, the head of the Department of Natural Resources, who has a seat on the DRMS Committee, voted against the permit. The permit was rejected 3 to 2 with two members recusing themselves.

The Company wrote off all capitalized costs associated with the permit application in the first quarter of 2018. As of December 30, 2017 the Company had capitalized $5,430,000 of deferred development which was included in Property, plant and equipment on the consolidated balance sheet. As of March 31, 2018 TMC had invested $6,308,000 in the project. This amount plus an estimated $626,000 of additional expenses incurred during April 2018, a total of $6,934,000, was written off as of March 31, 2018. During May and June 2018 there were two unanticipated bills received and one consultant voluntarily reduced an outstanding bill resulting in a net recovery of $94,000. This second quarter recovery reduced the total write-off to $6,840,000.

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

Cash used by operations was $4,002,000 during the first six months of 2018 compared to $2,797,000 during the first six months of 2017.  The current year use of cash is attributable to  changes in working capital items as receivables, prepaid expenses and inventory levels all increased from the 2017 year-end levels while accounts payable and accrued expenses declined. The prior year provision of cash was attributable to operating results combined with changes in working capital items, primarily increases in receivables and inventory levels.

During the six months ended June 30, 2018, investing activities used $748,000 of cash compared to $2,776,000 of cash used in the prior year’s period. Capital expenditures during the first six months of 2018 were $2,148,000 compared to $2,803,000 during the first six months of 2017.  The primary source of capital spending was the CACS segment which added new rolling machinery in both periods. Additionally, during the first six months of 2017, the CACS segment was deferring costs related to the development of an aggregates property. These amounts were written off as of March 30, 2018. See Note 12 for further discussion. The six months ended June 30, 2018 included  $1,400,000 of cash proceeds from the sale of equipment in the CACS segment discussed in the quarterly results. The first six months of 2017 included $27,000 of cash proceeds from the sale of equipment.

Financing activities during the first six months of 2018 provided  $4,500,000 of cash as borrowings against the Company’s revolving bank loan were used primarily to finance the increase in working capital. During the first six months of 2017 financing activities provided  $5,600,000 of cash as borrowings were used to finance the increase in working capital and the pursuit of mining permits for the aggregates property discussed in Note 12. See also the discussion of the Revolving Credit and Term Loan Agreement below.

Revolving Credit and Term Loan Agreement

As discussed in Note 10 to the condensed consolidated financial statements contained in this Quarterly Report, the Company maintains a Credit Agreement, which, as amended, provides for a Revolving Commitment of $20,000,000. The Revolving Commitment covers the Company’s outstanding letters of credit ($4,745,000 at June 30, 2018) and cash borrowings. Borrowings under the Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles, certain real estate and the common stock of all of the Company’s subsidiaries. Borrowings under the Revolving Commitment are limited to (a) 80% of eligible accounts receivable, (b) the lesser of 50% of eligible inventories and $8,500,000 plus (c) 80% of new Capital Expenditures not to exceed $5,500,000 in any fiscal year (excluding the aggregate amount of any Capital Expenditures financed with the proceeds of a Revolving Line advance). Borrowings under the Credit Agreement bear interest based on a LIBOR or prime rate based option.

The Credit Agreement either limits or requires prior approval by the lender of additional borrowings, acquisition of stock of other companies, purchase of treasury shares and payment of cash dividends. Payment of accrued interest is due monthly or at the end of the applicable LIBOR period. The Credit Agreement has a maturity date of May 1, 2020.

The Company’s outstanding borrowings against the revolving credit facility were $8,000,000 at June 30, 2018. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the entire revolving credit facility was available to the Company. This situation is expected to continue for the foreseeable future.

As of June 30, 2018 the Company was in compliance with all covenants in the Credit Agreement, as amended, and expects to be in compliance with all loan covenants for the remaining term of the Credit Agreement. The Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement will be sufficient to cover expected cash needs, including planned capital expenditures, for the next twelve months.

Results of Operations - Comparison of Quarter Ended June 30, 2018 to the Quarter Ended July 1, 2017

In the ensuing discussions of the results of operations the Company defines the term gross profit as the amount determined by deducting cost of sales before depreciation, depletion and amortization from sales. The gross profit ratio is gross profit divided by sales.

Consolidated sales in the second quarter of 2018 were $43,300,000, an increase of $3,413,000, or 8.6%, compared to the second quarter of 2017. The improvement was seen in the Door, CACS and Heating and Cooling segments where sales were higher by 21.5%, 9.7% and 9.4%, respectively, in the second quarter of 2018 compared to the second quarter of 2017.  The Evaporative Cooling segment showed a slight decrease in sales, down 0.2%, for the same period comparison.

The consolidated gross profit ratio in the second quarter of 2018 was 19.0% compared to 20.4% in the same period of 2017.  The Door segment gross profit ratio was virtually the same in the second quarter of 2018 and the second quarter of 2017. All other segments reported decreases in the 2018 quarter gross profit ratios, more so in the Heating and Cooling and Evaporative Cooling segments and to a lesser degree in the CACS segment.

Consolidated selling and administrative expenses were $306,000 lower in the second quarter of 2018 compared to the second quarter of 2017. While the CACS and Evaporative Cooler segments reported the largest dollar decreases in selling and administrative expenses between periods, as a percentage of sales the Heating and Cooling and Door segments reported the greatest decreases between the second quarter of 2018 and the second quarter of 2017. As a percentage of consolidated sales, selling and administrative expenses decreased from 14.7% in the second quarter of 2017 to 12.8% in the second quarter of 2018.

The second quarter of 2018 included a $94,000 net reduction to the write-off of deferred development costs associated with a mining property for which the Company had applied to the State of Colorado for the required mining permits. The development costs were written off as of March 31, 2018 and included an estimate for unbilled expenses. During the second quarter of 2018 several final bills were received and one amount billed was voluntarily reduced by a consultant resulting in a net recovery of $94,000 for the current year quarter. See Note 12 to the condensed consolidated financial statements contained in the Quarterly Report for further discussion.

Additionally, the second quarter of 2018 included an $889,000 gain on the sale of equipment discussed below in the CACS segment results. Gains on sales of equipment for the second quarter of 2017 were $24,000.

The consolidated operating income in the second quarter of 2018 was $2,942,000 compared to $1,655,000 in the second quarter of the prior year. The increase is attributable mainly to the CACS segment which reported an increase of $1,154,000 in the second quarter of 2018 compared to the second quarter of 2017. The Door segment reported operating income higher by $266,000 between the two periods while the Heating and Cooling segment remained the same and the Evaporative Cooing segment reported a decrease of $130,000 between the second quarter of 2018 and 2017.

Interest expense in the second quarter of 2018 was $167,000 compared to $108,000 in the second quarter of 2017.  Interest expense includes interest on outstanding funded debt, finance charges on outstanding letters of credit, the fee on the unused revolving credit line and other recurring fees charged by the lending bank. The increase from the prior year second quarter is attributable to rising interest rates combined with higher average borrowings in the current year second quarter. The weighted average interest rate on outstanding funded debt in the second quarter of 2018, including the fee on the unused line of credit and other recurring bank charges but excluding finance charges on letters of credit, was approximately 6.4% compared to 4.9% in the second quarter of 2017. Average outstanding funded debt in the second quarter of 2018 was $7,765,000 compared to $7,408,000 in the second quarter of 2017. At the end of the second quarter of 2018 the outstanding funded debt was $8,000,000 compared to $7,600,000 at the end of the second quarter of 2017.

The Company’s effective income tax rate reflects federal and state statutory income tax rates adjusted for non-deductible expenses, tax credits and other tax items. The estimated effective income tax rate in the second quarter of

2018 was a benefit of 25.0% compared to a benefit of 34.0% for the second quarter of 2017. The decrease in benefit is primarily attributable to the recently enacted Tax Act which reduced the Company’s Federal Tax Rate from 34.0% to 21.0%.

The Company operates four businesses in two industry groups. The businesses are generally seasonal, weather sensitive and subject to cyclical factors. The following addresses various aspects of operating performance focusing on the reportable segments within each of the two industry groups.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products industry group for the quarters ended June 30, 2018 and July 1, 2017 (dollar amounts in thousands):

	Concrete,
	Aggregates and
	Construction
	Supplies	Door
Three Months ended June 30, 2018
Revenues from external customers	$19,867	$5,782
Segment gross profit	3,153	1,686
Gross profit as percent of sales	15.9%	29.2%
Segment operating income	$2,620	$918
Operating income as a percent of sales	13.2%	15.9%
Segment assets as of June 30, 2018	$37,540	$8,190
Return on assets	7.0%	11.2%

Three Months ended July 1, 2017
Revenues from external customers	$18,113	$4,760
Segment gross profit	3,119	1,383
Gross profit as percent of sales	17.2%	29.1%
Segment operating income	$1,466	$652
Operating income as a percent of sales	8.1%	13.7%
Segment assets as of July 1, 2017	$39,736	$7,889
Return on assets	3.7%	8.3%

Concrete, Aggregates and Construction Supplies Segment

The product offerings of the CACS segment consist of ready mix concrete, aggregates and construction supplies. Ready mix concrete and aggregates are produced at multiple locations in or near Colorado Springs and Pueblo, Colorado. Construction supplies encompass numerous products purchased from second party suppliers and sold to the construction trades, particularly concrete sub-contractors. During the three months ended June 30, 2018 concrete, aggregates and construction supplies accounted for approximately 77%, 16% and 7% of the sales of the CACS segment, respectively, including aggregates consumed internally in the production of concrete. In the second quarter of 2017, the sales mix between concrete, aggregates and construction supplies was 79%, 15% and 6%, respectively. Sales including aggregates consumed internally increased  $2,370,000 (11.9%) between the second quarter of 2018 and the comparable prior year quarter. Sales to third parties increased by $1,754,000 (9.7%) between the same periods. The gross profit reported by the CACS segment decreased to 15.9% in the second quarter of 2018 from 17.2% in the second quarter of the prior year as decreases in concrete were partially offset by improved results in the aggregates operations.

Ready mix concrete sales increased 7.7% in the second quarter of 2018 versus the second quarter of 2017 as both volume and sales prices were higher in the current year quarter compared to the prior year quarter. Concrete volume was 2.3%  higher in the second quarter of 2018 compared to the prior year quarter as weather conditions in the current year were more favorable than the cool, wet conditions experienced in 2017. Concrete prices increased by

5.3% in the second quarter of the current year compared to the second quarter of the prior year as both Colorado Springs and, to a lesser extent, Pueblo reported higher sales prices. Even though concrete prices have increased, the market remains sharply competitive especially on large construction projects. Material cost per yard increased 12.8% in the second quarter of 2018 compared to the prior year second quarter. Cement is the highest cost raw material used in the production of ready mix concrete. Cement costs per yard increased by 7.0% in the second quarter of the current year compared to the same quarter of 2017.  The higher cement costs, including delivery, combined with an increase in the cost of rock to account for the majority of the material cost increase. Batching cash costs per yard decreased by 15.8% in the second quarter of 2018 compared to the second quarter of 2017.  The second quarter of 2017 included batching costs related to replacement of a Pueblo bridge deck that did not meet specifications. There was no similar event in the second quarter of 2018. Delivery costs per yard increased 4.4% in the current quarter of 2018 compared to the prior year second quarter mostly due to increased fuel costs and repairs and maintenance expense which were partially offset by lower contract trucking costs. The gross profit ratio from concrete decreased to 15.5% for the second quarter 2018 from 17.2% in the second quarter of 2017.

The CACS segment also produces and sells sand, crushed limestone and gravel (collectively “aggregates”) from deposits in and around Colorado Springs. Sales volume (tons) of construction aggregates, including those used internally in the production of ready mix concrete, decreased 3.0% in the second quarter of 2018 compared to the comparable 2017 quarter. Average selling prices, excluding freight, increased 7.4% due to the higher ratio of rock to sand sales. The combined aggregates operations reported a second quarter 2018 profit $57,000 higher compared to the second quarter of 2017 primarily due to stronger performance at one mining property nearing conclusion of mining which was partially offset by lower profits at other mining properties.

Sales of construction supplies increased  $499,000 (45.2%) in the second quarter of 2018 compared to the prior year second quarter due to a significant job shipped in the 2018 quarter. The gross profit increased to 10.2% from 9.7% in 2017.  Profit from the increased sales was tempered by lower margins attributable to higher material costs.

Selling and administrative expenses were $146,000 lower in the second quarter of 2018 compared to the same period in 2017 primarily due to lower legal fees. Litigation fees related to the Pueblo aggregate lease were $21,000 during the second quarter of 2018 compared to $209,000 incurred during the comparable period of 2017. As a percentage of sales, selling and administrative expenses were 5.7% in 2018 compared to 7.1% in 2017.

The second quarter of 2018 included a $94,000 net reduction to the write-off of deferred development costs associated with a mining property for which the Company was denied the required mining permits by the state of Colorado. The development costs were written off as of March 31, 2018 and included an estimate for unbilled expenses. During the second quarter of 2018 several final bills were received and one amount owed was voluntarily reduced by a consultant resulting in a net recovery of $94,000 for the current year quarter. See Note 12 to the condensed consolidated financial statements contained in the Quarterly Report for further discussion.

The second quarter of 2018 also included an $889,000 gain on the sale of equipment. The CACS segment sold its Industrial Sand Plant to an unrelated party that will continue to operate the plant at its current location having entered into a land lease agreement with the Company. There were no such gains reported by the CACS segment during the second quarter of 2017.

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

Door Segment

The Door segment sells hollow metal doors, door frames and related hardware, wood doors, lavatory fixtures and electronic access and security systems. Nearly all of the Door segment’s sales are for commercial and institutional buildings such as schools and healthcare facilities. Approximately 65% to 70% of the sales of the Door segment are related to jobs obtained through a competitive bidding process. Bid prices may be higher or lower than bid prices on similar jobs in the prior year. As the product components of any one job likely vary significantly from any other job, the Door segment does not track unit sales of the various products through its accounting or management reporting systems. Management focuses on the level of the sales backlog, the trend in sales and the gross profit rate in managing the business.

Door sales in the second quarter of 2018 were $1,022,000 (21.5%) greater than in the second quarter of the previous year as bidding opportunities and backlog in the current year have increased over the prior year. Bidding prices remain competitive. The gross profit ratio in the second quarter of 2018 and 2017 was level, 29.2% versus 29.1%, as competitive pricing on certain larger jobs resulted in lower contribution margins.

Selling and administrative expenses were $8,000 higher in the second quarter of 2018 compared to the second quarter of 2017. As a percentage of sales, these expenses decreased to 12.6%  in the second quarter of 2018 from 15.1% in the comparable 2017 quarter.

The Door segment sales backlog at the end of the second quarter of 2018 was $6,169,000 compared to $4,975,000 at the end of the same quarter of 2017.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products industry group for the quarters ended June 30, 2018 and July 1, 2017 (dollar amounts in thousands):

	Heating and	Evaporative
	Cooling	Cooling
Three Months ended June 30, 2018
Revenues from external customers	$7,412	$10,210
Segment gross profit	1,252	2,085
Gross profit as percent of sales	16.9%	20.4%
Segment operating (loss) income	$(497)	$776
Operating (loss) income as a percent of sales	(6.7)%	7.6%
Segment assets as of June 30, 2018	$19,346	$12,854
Return on assets	(2.6)%	6.0%

Three Months ended July 1, 2017
Revenues from external customers	$6,778	$10,233
Segment gross profit	1,291	2,357
Gross profit as percent of sales	19.0%	23.0%
Segment operating (loss) income	$(497)	$906
Operating (loss) income as a percent of sales	(7.3)%	8.9%
Segment assets as of July 1, 2017	$21,728	$13,619
Return on assets	(2.3)%	6.7%

Heating and Cooling Segment

In the second quarter of 2018,  approximately 51% of sales in the Heating and Cooling segment consisted of wall furnaces and heaters. Fan coils accounted for 47% of the segment’s sales and other products were about 2% of the segment’s sales. In the second quarter of 2017 these shares of total segment sales were 46%, 50% and 4%, respectively. Overall sales in the Heating and Cooling segment in the second quarter of 2018 increased by $634,000 (9.4%) compared to the same period in 2017.

Sales of furnaces and heaters increased 18.8% in the three months ended June 30, 2018 compared to the three months ended July 1, 2017. Unit shipments of furnaces and heaters were 15.1% higher in the second quarter of 2018. Management believes a price increase that was realized mid-quarter 2018 may have impacted sales as customers placed orders prior to the implementation date. Average sales prices for furnaces and heaters were about 3.2% higher compared to a year ago due to changes in product mix and the aforementioned price increase.

Sales of fan coils during the second quarter of 2018 decreased 1.2% compared to the second quarter 2017. The fan coil sales backlog at June 30, 2018 was $2,642,000 compared to $4,037,000 at July 1, 2017. Typically, approximately 90% of the sales of fan coils are custom-made systems for hotels and other commercial buildings. Fan coil jobs are obtained through a competitive bidding process. Since every bid job is a unique configuration of materials and parts, the Company does not track unit sales or production as such unit volume data would not be useful in managing the business. Management focuses on the contribution margin by job, the current level of sales and the sales backlog in managing the fan coil business. Contribution margin is measured by deducting variable manufacturing costs and variable selling expenses from sales for a particular product line and is used as an internal measure of profitability for a product or product line. The fan coil contribution margin percentage in the second quarter of 2018 increased to 28.9% from 23.4% in the second quarter of 2017. The increase in margin in the second quarter of 2018 can be attributed to more favorable pricing in the current year versus aggressive pricing in early 2017 to build sales volume and backlog.

The Heating and Cooling segment’s gross profit ratio for the second quarter of 2018 was 16.9% compared to 19.0% in the second quarter of 2017. The lower gross profit ratio is attributable to increased material costs, most notably steel, in the furnace product line and the scrapping of certain units returned by a customer.

Selling and administrative expenses in the second quarter of 2018 were $51,000 lower than the second quarter of the previous year. The decrease was attributable to lower compensation related expenses. As a percentage of sales, selling and administrative expenses were 21.4% in the second quarter of 2018 and 24.2% in the second quarter of 2017.

Evaporative Cooling Segment

Sales of evaporative coolers were virtually the same in the second quarter of 2018 compared to the second quarter of 2017. Unit sales of evaporative coolers decreased 8.8% in the current second quarter compared to the prior year second quarter. Average selling prices were up 9.5% between the second quarter of 2018 and 2017. The increased average selling prices are attributed to a price increase announced by PMI earlier in 2018. The gross profit ratio in the second quarter of 2018 was 20.4% compared to 23.0%  a year ago. The decrease in gross profit ratio is mainly attributable to increased material costs, notably steel, and costs associated with the planned elimination of a mobile cooler line.

Selling and administrative expenses were $142,000 (10.6%) lower in the second quarter of 2018 mainly due to decreased consulting costs and the streamlining of certain sales incentive programs. As a percentage of sales, selling and administrative expenses decreased to 11.8% in the current quarter of 2018 from 13.1% in the prior year quarter.

Both businesses in the HVAC group are sensitive to changes in prices for a number of different raw materials, commodities and purchased parts. Prices of steel and copper in particular can have a significant effect on the results of operations of this group. Neither company is currently a party to any hedging arrangements with regard to steel or copper.

Results of Operations - Comparison of Six Months Ended June 30, 2018 to Six Months Ended July 1, 2017

In the ensuing discussions of the results of operations the Company defines the term gross profit as the amount determined by deducting cost of sales before depreciation, depletion and amortization from sales. The gross profit ratio is gross profit divided by sales.

Consolidated sales in the first six months of 2018 were $80,173,000, an increase of $6,183,000 or 8.4% compared to the first six months of 2017. All segments contributed to the increase in sales. The Door segment reported an increase in sales in the current period of $1,449,000 (16.8%) mainly due to strong second quarter performance. The CACS segment sales increased $3,335,000 (10.6%) in the first half of 2018 compared to the first half of 2017 as current weather patterns were more favorable than the cool, wet weather experienced in the first half of 2017. The Heating and Cooling and Evaporative Cooling segments also reported increased sales, up $1,191,000 and $184,000, respectively.

The consolidated gross profit ratio in the first six months of 2018 was 17.1% compared to 19.2% in the first six months of 2017.  The gross profit ratio in the Door segment improved by just under one point. All other segments reported decreases in the gross profit ratio. The Heating and Cooling and Evaporative Cooling segments each reported a 2.7 point decrease in gross profit margin while the CACS segment reported a decrease of 2.2 points. The changes are addressed in more detail in the discussion by segment below.

Depreciation and amortization charges in the first six months of 2018 increased $68,000 (5.2%) compared to the first six months of 2017.

Selling and administrative expenses in the first six months of 2018 were $199,000 (1.7%) lower compared to the same period of the prior year. The Door segment reported an increase of less than one percent in selling and administrative expenses while all other segments reported a decrease in such expenses between the first half of 2018 and the prior year comparable period. As a percentage of consolidated sales, selling and administrative expenses decreased to 14.5% the first six months of 2018 compared to 16.0% in the same period of the prior year.

The first six months of 2018 included the net write-off of $6,840,000 of deferred development costs previously capitalized in property, plant and equipment on the consolidated balance sheet or incurred in the current fiscal year. These costs included exploration of a property south of Colorado Springs to determine suitability for mining as well as costs associated with the Company’s pursuit of mining permits for the property.  In April 2018 the permits were denied by the State of Colorado for the second time. See Note 12 to the condensed consolidated financial statements contained in this Quarterly Report for further discussion. The first six months of 2018 also included an $889,000 gain from the sale of equipment in the CACS segment discussed in the quarterly results above.

The Company reported a $5,251,000 consolidated operating loss in the first six months of 2018 compared to consolidated operating income of  $1,044,000 in the first six months of the prior year. Excluding the write-off of deferred development costs, operating income for the first half of 2018 would be $1,589,000. Excluding the write-off, the CACS segment operating income increased $656,000 in the first half of 2018 compared to the first half of 2017. The Door segment reported an increase of $412,000 in operating income the same comparison period. The Heating and Cooling segment reported a lesser increase, $6,000, while the Evaporative Cooling segment reported a decline of $329,000 in operating income for the first six months of the current year compared to the first six months of the prior year. See further details in the discussion of segments below.

Interest expense for the first six months of 2018 was  $275,000 compared to $174,000 in the first six months of 2017 due to a higher weighted average interest rate on higher average outstanding debt. The weighted average interest rate on outstanding funded debt, including the availability fee on the unused line of credit and other recurring bank charges but excluding finance charges on letters of credit, was approximately 6.5% for the first six months of 2018 compared to 5.8% for the same period in 2017. Average outstanding funded debt in the first six months of 2018 was $5,779,000 compared to $4,651,000 in the first six months of 2017.

The Company’s effective income tax rate reflects federal and state statutory income tax rates adjusted for non-deductible expenses, tax credits and other tax items. The estimated effective income tax rate in the first six months of 2018 was a benefit of 25.0% compared to a benefit of 34.0% for the first six months of 2017. The decrease in benefit is attributable to the recently enacted Tax Act which reduced the Company’s Federal Tax Rate from 34.0% to 21.0%.

A discussion of operations by segment follows.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products industry group for the six months ended June 30, 2018 and July 1, 2017 (dollar amounts in thousands):

	Concrete,
	Aggregates and
	Construction
	Supplies	Door
Six Months Ended June 30, 2018
Revenues from external customers	$34,931	$10,078
Segment gross profit	3,845	2,897
Gross profit as percent of sales	11.0%	28.7%
Segment operating (loss) income	(5,302)	1,356
Operating (loss) income as a percent of sales	(15.2)%	13.5%
Segment assets as of June 30, 2018	$37,540	$8,190
Return on assets	(14.1)%	16.6%

Six Months Ended July 1, 2017
Revenues from external customers	$31,596	$8,629
Segment gross profit	4,169	2,408
Gross profit as percent of sales	13.2%	27.9%
Segment operating income	882	944
Operating income as a percent of sales	2.8%	10.9%
Segment assets as of July 1, 2017	$39,736	$7,889
Return on assets	2.2%	12.0%

Concrete, Aggregates and Construction Supplies Segment

In the first six months of 2018 concrete, aggregates and construction supplies accounted for approximately 77%, 16% and 7% of sales of the CACS segment, respectively, including aggregates consumed internally in the production of concrete. In the first six months of 2017 the sales mix among concrete, aggregates and construction supplies was 78%, 16% and 6%, respectively. Sales, including aggregates consumed internally, increased by $4,058,000 (11.6%) and sales to third parties increased  $3,335,000 (10.6%).

Ready mix concrete sales, excluding flow fill material, improved by $2,468,000 (9.4%) in the first six months of 2018 over the comparable 2017 period as current year weather patterns were more favorable than the cool, wet weather experienced in the prior year. Ready mix volume increased by 3.6% in the first six months of 2018 compared to the first half of 2017. Average concrete prices for the first six months of 2018 increased by 5.6% compared to the first six months of 2017. While concrete prices have increased, the market remains sharply competitive especially on large construction projects. Material costs per yard, including cement, increased by 11.5% in the first six months of 2018 compared to the same period in 2017 primarily due to higher rock costs and to a lesser extent by increased cement costs. Batching costs per yard decreased 6.2%, in the first six months of 2018 compared to the first six months of 2017 for reasons discussed above in the quarter results. Delivery costs per yard increased 2.7% in the first six months of 2018 compared to the first six months of 2017. This increase is attributable to increased repairs and maintenance expense and higher fuel costs. The gross profit ratio from concrete declined to 12.5% in the first six months of 2018 from 15.3% in 2017.

Sales volume (tons) of construction aggregates, including those used internally in the production of ready mix concrete, decreased 6.3% during the first six months of 2018 compared to the first six months of 2017. Average selling prices increased 8.6%, attributable to the greater sales ratio of rock to sand.  The sand operation remained profitable in the first half of 2018 and one quarry improved its gross profit by $192,000 in the first half of 2018 compared to the first half of 2017. However, increased material, labor and equipment costs in the sand operation in in the first half of 2018 reduced the related gross profit by 17.5% compared to the prior year period. These declines, combined with operating challenges at two quarries and carrying costs related to the closed Pueblo quarry, contributed to the $227,000 loss reported by the aggregates operations in the first six months of 2018 compared to a loss of $223,000 in the first six months of 2017.

Sales of construction supplies increased by $685,000 (35.4%) in the first six months of 2018 compared to the same period in 2017. The gross profit ratio declined to 5.1%  for the six months ended June 30, 2018 compared to 5.3% for the six months ended July 1, 2017. The increase in sales and decrease in gross profit ratio for the comparison periods is due to aggressive bidding on a few specific jobs.

Depreciation expenses increased by $28,000 (3.9%) in the first six months of 2018 compared to the first six months of 2017.

Selling and administrative expenses were $119,000 lower in the first six months of 2018 compared to the same period in 2017.  The decrease was due to lower legal fees partially offset by higher insurance and bad debt expenses.  Litigation fees related to the Pueblo aggregate lease were $221,000 during the six months ended June 30,  2018 compared to $385,000 incurred during the six months ended July 1,  2017. See Note 8 to the financial statements.

The first six months of 2018 included a $6,840,000 write-off of deferred development costs and an $889,000 gain on the sale of equipment, both discussed in the quarterly results. See Note 12 to the condensed consolidated financial statements contained in this Quarterly Report for further discussion of the write-off of deferred development costs.

Door Segment

Door sales in the first six months of 2018 increased $1,449,000 (16.8%) compared to the first six months of the previous year as current year bidding opportunities and backlog have increased over prior year levels. The gross profit ratio increased to 28.7% in the first six months of 2018 compared to 27.9% in 2017.  The improved gross profit is attributable to better pricing on bid jobs.

Sales and administrative expenses in the first six months of 2018 increased by $43,000 compared to the first six months of 2017 primarily due to increased compensation costs. As a percentage of sales, these expenses declined to 14.5%  in the first half of 2018 to 16.4% in the first half of 2017.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products industry group for the six months ended June 30, 2018 and July 1, 2018 (dollar amounts in thousands).

	Heating and	Evaporative
	Cooling	Cooling
Six Months Ended June 30, 2018
Revenues from external customers	$18,405	$16,726
Segment gross profit	3,863	3,095
Gross profit as percent of sales	21.0%	18.5%
Segment operating income	74	520
Operating income as a percent of sales	0.4%	3.1%
Segment assets as of June 30, 2018	$19,346	$12,854
Return on assets	0.4%	4.0%

Six Months Ended July 1, 2017
Revenues from external customers	$17,214	$16,542
Segment gross profit	4,086	3,512
Gross profit as percent of sales	23.7%	21.2%
Segment operating income	68	849
Operating income as a percent of sales	0.4%	5.1%
Segment assets as of July 1, 2017	$21,728	$13,619
Return on assets	0.3%	6.2%

Heating and Cooling Segment

In the first six months of 2018, approximately 65% of sales in the Heating and Cooling segment consisted of wall furnaces and heaters. Fan coils accounted for 34% of the segment’s sales and other products were approximately 1%. In the first six months of 2017 these shares of total segment sales were 59%,  38% and approximately 3%, respectively. Overall sales in the Heating and Cooling segment in the first six months of 2018 increased by $1,191,000 (6.9%) compared to the same period in 2017 due to strong furnace sales and a sales price increase realized in the second quarter of 2018.  Sales of furnaces increased by 14.3% in the first six months of 2018 compared to the first six months of 2017.  Sales of fan coils declined 6.2% between the first six months of 2018 and the same period in the prior year. As discussed above, contribution margin is an internal measure of profitability for a product or product line. The fan coil contribution margin percentage in the first six months of 2018 was 29.2% compared to 28.5%  in the first six months of 2017 due to better pricing and more favorable material usage.  Unit shipments of furnaces and heaters were up 11.8%  in the first six months of 2018 versus the first six months of 2017. Average sales price was up 2.3% in the first half of 2018 compared to the first half of 2017 due to changes in product mix and the impact of a sales price increase that was realized in the second quarter of 2018.

The Heating and Cooling segment’s gross profit ratio for the first six months of 2018 was 21.0% compared to 23.7% for the first six months of 2017. The lower gross profit ratio was principally due to higher material costs, specifically steel.

Selling and administrative expenses in the first six months of 2018 were $252,000 lower compared to the first six months of 2017.  The decrease is attributable to decreased consulting and professional service costs as well as reduced legal fees. As a percentage of sales, selling and administrative expenses were 18.8% in the first six months of 2018 compared 21.6% in the first six months of 2017.

Evaporative Cooling Segment

Unit sales of evaporative coolers in the first six months of 2018 were lower by 5.6% compared to the first six months of 2017.  Revenue from evaporative cooler sales in the first six months of 2018 increased 1.1% compared to the same period in the prior year as average selling prices per unit increased 7.2% attributable to product mix and a price increase which was realized in the second quarter.  The gross profit ratio in the first six months of 2018 was 18.5% compared to 21.2% realized in the first six months of 2017. The decrease was due to increased labor costs, higher material costs and costs associated with the planned elimination of a mobile cooler line.  Selling and administrative expenses were $88,000 lower in the first six months of 2018 mainly due to streamlining of certain sales incentive programs. As a percentage of sales, selling and administrative expenses were 14.1% and 14.8% in the first six months of 2018 and 2017, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements contained in this Quarterly Report have been prepared in accordance with accounting principles generally accepted in the United States of America which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2018 and December 30, 2017 and affect the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates.

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

OUTLOOK

Overall the Company expects consolidated sales in 2018 to exceed 2017 levels.  The level of construction activity along the Front Range in Southern Colorado appears to be slightly stronger in 2018 although some of this demand may be due to the unfavorable weather conditions experienced in 2017 that pushed some scheduled projects into 2018.  Concrete prices have increased, largely in response to higher material costs, although labor and other costs have increased modestly. Pricing on most bid jobs remains sharply competitive. Operating results for the remainder of the year will depend on the ability of the Company to pass on additional increases in material and/or fuel costs, should they occur, as well as favorable weather conditions continuing through the end of the year. The Door segment is expected to report 2018 results equal to or above those reported for 2017.

The Company’s Heating and Cooling segment anticipates an increase in sales in 2018 with the realization of the sales price increase in the second quarter. This increase is expected to affect principally the furnace line. Fan coil sales are below the 2017 year-to-date levels although bidding opportunities remain strong. In the Evaporative Cooling segment, residential coolers are sold primarily for replacement purposes and unit sales have been stagnant in recent years. Industrial coolers have performed well and management hopes to increase the unit volume of these sales going forward. Sales of both furnaces and residential coolers can be significantly influenced by weather conditions, particularly during their respective selling seasons.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 4 to the condensed consolidated financial statements contained in this Quarterly Report for a discussion of recently issued accounting standards.

MATERIAL CHANGES TO CONTRACTUAL OBLIGATIONS

There were no material changes to contractual obligations that occurred during the quarter ended June 30, 2018.

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

Item 4.Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) as of June 30, 2018. The Chief Executive Officer and Chief Financial Officer, based on that evaluation, concluded that the Company’s disclosure controls and procedures are effective and were reasonably designed to ensure that all material information relating to the Company (including its subsidiaries) required to be disclosed in the reports filed and submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission.

(b)Changes in Internal Control Over Financial Reporting.

During the quarter ended June 30, 2018, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial information from Continental Materials Corporation’s Quarterly Report on Form 10-Q for the period ended June 30,  2018 filed with the SEC on August 14,  2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Retained Earnings for the three and six-month periods ended June 30,  2018 and July 1, 2017, (ii) the Condensed Consolidated Balance Sheets at June 30,  2018 and December 30, 2017, (iii) the Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30,  2018 and July 1, 2017, and (iv) Notes to the Quarterly Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION

Date:	August 14, 2018	By:	/s/ Mark S. Nichter
Mark S. Nichter, Vice President, Secretary
and Chief Financial Officer