Form 10-Q
period 2018-09-29
CONTINENTAL MATERIALS CORP
filed 2018-11-13
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.25 par value, shares outstanding at November 6, 2018: 1,697,855.

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 29, 2018 AND DECEMBER 30, 2017

(000’s omitted except share data)

	SEPTEMBER 29, 2018	DECEMBER 30,
	(Unaudited)	2017
ASSETS
Current assets:
Cash and cash equivalents	$452	$507
Receivables, net	25,710	24,227
Receivable for insured losses	875	—
Inventories
Finished goods	5,159	8,391
Work in process	2,855	1,198
Raw materials and supplies	13,067	10,770
Prepaid expenses	2,490	1,901
Refundable income taxes	996	57
Total current assets	51,604	47,051

Property, plant and equipment	17,220	22,824

Other assets
Goodwill	7,229	7,229
Deferred income taxes	2,497	1,616
Other assets	3,674	3,769
	$82,224	$82,489

LIABILITIES
Current liabilities:
Revolving bank loan payable	$6,700	$3,500
Accounts payable and accrued expenses	18,849	18,374
Liability for unpaid claims covered by insurance	875	—
Total current liabilities	26,424	21,874

Other long-term liabilities	6,484	6,293
Commitments and contingencies (Note 6)

SHAREHOLDERS’ EQUITY
Common shares, $.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,930	1,887
Retained earnings	61,671	66,987
Treasury shares, 876,409 and 892,097 at cost	(14,928)	(15,195)
	49,316	54,322
	$82,224	$82,489

See notes to condensed consolidated financial statements.

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE THREE MONTHS ENDED SEPTEMBER 29, 2018 AND SEPTEMBER 30, 2017

(Unaudited)

(000’s omitted except per-share amounts)

	SEPTEMBER 29,	SEPTEMBER 30,
	2018	2017
Net sales	$40,978	$38,627

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	34,745	31,426
Depreciation, depletion and amortization	682	617
Selling and administrative	7,006	5,361
Gain on disposition of property and equipment	(3)	(95)
	42,430	37,309

Operating (loss) income	(1,452)	1,318

Interest income	14	18
Interest expense	(140)	(98)
Other (expense) income, net	(70)	28

(Loss) income before income taxes	(1,648)	1,266

(Benefit) provision for income taxes	(412)	431

Net (loss) income	(1,236)	835

Retained earnings, beginning of period	62,907	65,775

Retained earnings, end of period	$61,671	$66,610

Basic and diluted income per share	$(0.73)	$0.50
Average shares outstanding	1,698	1,682

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2018 AND SEPTEMBER 30, 2017

(Unaudited)

(000’s omitted except per-share amounts)

	SEPTEMBER 29,	SEPTEMBER 30,
	2018	2017

Net sales	$121,151	$112,617

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	101,185	91,232
Depreciation, depletion and amortization	2,065	1,932
Selling and administrative	18,656	17,210
Charges related to write off of deferred development	6,840	—
Gain on disposition of property and equipment	(892)	(119)
	127,854	110,255

Operating (loss) income	(6,703)	2,362

Interest income	59	50
Interest expense	(415)	(272)
Other (expense) income, net	(29)	44

(Loss) income before income taxes	(7,088)	2,184

Benefit (provision) for income taxes	1,772	(743)

Net (loss) income	(5,316)	1,441

Retained earnings, beginning of period	66,987	65,169

Retained earnings, end of period	$61,671	$66,610

Basic and diluted (loss) income per share	$(3.13)	$0.86

Average shares outstanding	1,697	1,679

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2018 AND SEPTEMBER 30, 2017

(Unaudited)

(000’s omitted)

	SEPTEMBER 29,	SEPTEMBER 30,
	2018	2017
Net cash used by operating activities	$(2,256)	$(1,410)

Investing activities:
Capital expenditures	(2,402)	(4,378)
Cash proceeds from sale of property and equipment	1,403	122
Net cash used in investing activities	(999)	(4,256)

Financing activities:
Borrowings on the revolving bank loan	27,600	25,050
Repayments on the revolving bank loan	(24,400)	(19,450)
Net cash provided by financing activities	3,200	5,600

Net decrease in cash and cash equivalents	(55)	(66)
Cash and cash equivalents:
Beginning of period	507	301

End of period	$452	$235

Supplemental disclosures of cash flow items:
Cash paid during the year for:
Interest, net	$404	$339
Income taxes, net	50	252

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

NOTES TO THE QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED SEPTEMBER 29, 2018

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

Sales are recognized when control of the promised goods or services transfers to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company’s payment terms generally range between 30 to 90 days after invoice is billed to the customer. Sales are reported net of sales tax. Shipping and other transportation costs paid by the Company and rebilled to the buyer are recorded gross (as both sales and cost of sales). The Company generally recognizes revenue from the sale of products at the time the products are shipped.

While the return of products is generally not allowed, some large customers have been granted the right to return a certain amount at the end of the normal selling season for seasonal products. Sales returns and allowances are estimated based on current program terms and historical experience. Provisions for estimated returns, discounts, volume rebates and other price adjustments are provided for in the same period the related revenues are recognized and are netted against revenues.

The Company is responsible for warranties related to the manufacture of its HVAC products and estimates the future warranty claims based upon historical experience and management estimates. The Company does not perform installation services except for installation of electronic access and security systems in the Door segment. These installation service contracts are generally short-term in nature, usually less than 30 days. It was determined for the installation service contracts there are two performance obligations, the equipment and the installation services. The transaction price for these contracts is allocated to each performance obligation based on its stated stand-alone selling price. Revenue is recognized at a point in time as each performance obligation is completed. No maintenance or service contracts are offered by the Company.

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

The Company’s income tax returns are subject to audit by the Internal Revenue Service (the “IRS”) and state tax authorities. The amounts recorded for income taxes reflect the Company’s tax positions based on research and interpretations of complex laws and regulations. The Company accrues liabilities related to uncertain tax positions taken or expected to be taken in its tax returns. The Company did not identify any such uncertain tax positions as of September 29, 2018 or December 30, 2017.

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

4.    In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This new revenue standard created a single source of revenue guidance for all companies in all industries and is more principles-based than prior revenue guidance. Subsequently, the FASB issued various ASUs to provide further clarification around certain aspects of ASC 606. This standard was adopted by the Company in the first quarter of fiscal 2018. See Note 1 for further discussion of the Company’s revenue recognition policies and practices.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), requiring that the statement of cash flows explain the change in total cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. This standard was adopted by the Company in the first quarter of fiscal 2018 and did not have a material impact to the consolidated statement of cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This new standard supersedes existing lease guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. The standard will be effective for the Company in the first quarter of fiscal 2019. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which includes new transition guidance for the adoption of ASU 2016-02. Such guidance creates an additional transition method allowing entities to use the effective date of ASU 2016-02 as the date of initial application on transition. Under this method, entities will not be required to recast comparative periods when transitioning to the new guidance. Entities will also not be required to present comparative period disclosures under the new guidance in the period of adoption. The Company expects to select this new transition method upon its adoption in the first quarter of 2019. The Company has begun its evaluation of the new standard as well as accumulating relevant documents. This process is expected to continue through the effective date and will include analysis of contractual arrangements, evaluation of related disclosures and, potentially, changes/modifications to processes, accounting systems, and internal controls to ensure compliance. The Company expects that adoption of ASU 2016-02 will have a significant impact on its consolidated balance sheets and disclosures, but does not anticipate a material impact on its consolidated cash flow or consolidated results of operations.

There are no other significant prospective accounting pronouncements that are expected to have a material effect on the Company’s consolidated financial statements.

5.    Operating results for the first nine months of 2018 are not necessarily indicative of performance for the entire year due to the seasonality of most of the Company’s products. Historically, sales of the Evaporative Cooling segment are higher in the first and second quarters, sales of the Concrete, Aggregates and Construction Supplies (CACS) segment are higher in the second and third quarters and sales of the Heating and Cooling segment are higher in the third and fourth quarters. Sales of the Door segment are generally more evenly spread throughout the year.

6.    There is no difference in the calculation of basic and diluted earnings per share (EPS) for the three-month or nine month periods ended September 29, 2018 and September 30, 2017 as the Company does not have any dilutive instruments.

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

The following table presents information about reported segments for the nine-month and three-month periods ended September 29, 2018 and September 30, 2017 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

	Construction Products Industry			HVAC Industry
	Concrete,
	Aggregates &		Combined	Heating		Combined
	Construction		Construction	and	Evaporative	HVAC	Unallocated
	Supplies	Doors	Products	Cooling	Cooling	Products	Corporate	Total
Nine Months ended September 29, 2018
Revenues from external customers	$53,965	$14,824	$68,789	$29,314	$22,980	$52,294	$68	$121,151
Depreciation, depletion and amortization	1,100	123	1,223	487	322	809	33	2,065
Operating (loss) income	(5,365)	1,787	(3,578)	(21)	104	83	(3,208)	(6,703)
Segment assets	37,754	7,806	45,560	23,010	9,655	32,665	3,999	82,224
Capital expenditures (b)	1,620	94	1,714	346	296	642	46	2,402
Three Months ended September 29, 2018
Revenues from external customers	$19,034	$4,746	$23,780	$10,909	$6,254	$17,163	$35	$40,978
Depreciation, depletion and amortization	362	41	403	162	107	269	10	682
Operating income (loss)	(63)	431	368	(95)	(416)	(511)	(1,309)	(1,452)
Segment assets	37,754	7,806	45,560	23,010	9,655	32,665	3,999	82,224
Capital expenditures (b)	1,269	61	1,330	146	231	377	(5)	1,702

	Construction Products Industry			HVAC Industry
	Concrete,
	Aggregates &		Combined	Heating		Combined
	Construction		Construction	and	Evaporative	HVAC	Unallocated
	Supplies	Doors	Products	Cooling	Cooling	Products	Corporate	Total
Nine Months ended September 30, 2017
Revenues from external customers	$49,650	$13,565	$63,215	$27,358	$22,031	$49,389	$13	$112,617
Depreciation, depletion and amortization	1,026	111	1,137	449	322	771	24	1,932
Operating income (loss)	2,484	1,544	4,028	219	579	798	(2,464)	2,362
Segment assets (a)	39,020	7,360	46,380	21,543	11,896	33,439	2,670	82,489
Capital expenditures (b)	3,367	131	3,498	650	216	866	14	4,378
Three Months ended September 30, 2017
Revenues from external customers	$18,054	$4,936	$22,990	$10,144	$5,489	$15,633	$4	$38,627
Depreciation, depletion and amortization	316	39	355	147	107	254	8	617
Operating income (loss)	1,602	600	2,202	151	(270)	(119)	(765)	1,318
Segment assets (a)	39,020	7,360	46,380	21,543	11,896	33,439	2,670	82,489
Capital expenditures (b)	1,148	12	1,160	285	151	436	(21)	1,575

(a)	Segment assets are as of December 30, 2017.
(b)	Capital expenditures are presented on the accrual basis of accounting.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last annual report.

8.On September 15, 2016 a Partial Summary Judgment Order was issued regarding the Company’s previously disclosed litigation, Continental Materials Corporation v. Valco, Inc., Civil Action No. 2014-cv-2510, filed in the United States District Court for the District of Colorado. The suit regards a sand and gravel lease between the Company and Valco, Inc. (“Valco”) that calls for the payment of royalties over the life of the lease on an agreed 50,000,000 tons of sand and gravel reserves. In the suit the Company sought, among other things, to reform the sand and gravel lease in regard to the agreed amount of sand and gravel reserves and to recover approximately $1,282,000 of royalty overpayments included in other long-term assets. Valco asserted counterclaims against the Company alleging breach of contract and seeking declaratory judgment regarding the Company’s refusal to make further royalty payments under the Lease. In the ordinary course of business and absent any breach by Valco, the Company is required to make quarterly royalty payments amounting to not less than $300,000 in a calendar year. In response to Valco’s breaches of contract, the Company stopped making royalty payments at the start of the 2015 calendar year. The Company has asserted partial failure of consideration as an affirmative defense to Valco’s counterclaims to offset the alleged back-due quarterly royalty payments and the amount due on quarterly royalty payments in the future. The Partial Summary Judgment Order resolved many of the Company’s claims in Valco’s favor, but the Company’s claim for the return of royalty overpayments made during the statutorily allowed period is still pending. The Partial Summary Judgment Order did not resolve Valco’s counterclaims or the Company’s affirmative defense. During the third quarter of 2016, the Company recorded a $632,000 write-down representing the portion of the royalty overpayment paid prior to the statutorily allowed period because of litigation risk attendant to recovering that amount. The Company sought certification of the Partial Summary Judgment Order because it and its legal counsel believe the court improperly resolved factual issues in its Partial Summary Judgment Order that should have been decided by a jury. On February 23, 2017, the Partial Summary Judgment Order was certified for immediate appeal, and all other claims, counterclaims and affirmative defenses were stayed pending the resolution of that appeal. The Company filed a notice of appeal which was denied on July 2, 2018 for lack of jurisdiction and remanded to the trial court for further proceedings. Subsequently, the trial court vacated its Partial Summary Judgment Order and set the matter for trial by jury on all issues on January 28, 2019. The Company paid royalties on approximately 17,700,000 tons, including the overpayments, of the 50,000,000 tons of sand and gravel reserves through the end of the third quarter of 2014. The impact of these proceedings could have a material financial effect on the Company; however, the Company does not believe that there is a reasonable basis for estimating the financial impact, if any, of the final outcome of these proceedings and accordingly no accrual or reserve has been recorded in compliance with accounting principles generally accepted in the United States of America.

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
•

The Company must not permit Tangible Net Worth as of the last day of any Computation Period to be less than $31,000,000 (provided that the required amount of Tangible Net Worth shall increase (but not decrease) by an amount equal to 50% of the Consolidated Net Income for the immediately preceding Fiscal Year). Therefore, the required Tangible Net Worth as of September 29, 2018 is $33,752,000.

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

Outstanding funded revolving debt was $6,700,000 as of September 29, 2018 compared to $3,500,000 as of December 30, 2017. The highest balance outstanding during the first nine months of 2018 and 2017 was $9,800,000 and $10,000,000, respectively. Average outstanding funded debt was $6,188,000 and $5,834,000 for the first nine months of 2018 and 2017, respectively. At September 29, 2018, the Company had outstanding letters of credit totaling $4,745,000. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the available borrowing capacity exceeded the cash needs of the Company and this situation is expected to continue for the foreseeable future.

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

TMC made its initial application for a mining permit from the state of Colorado in 2016. The Division of Reclamation, Mining and Safety (DRMS) of the Colorado Department of Natural Resources rejected issuing the permit by a 3 to 2 vote with one recusal and one absence. The DRMS invited TMC to resubmit its request to address the concerns raised during the hearing for the initial application. TMC filed its second application to the state in November 2017 addressing the issues cited during the first hearing. The Colorado Department of Natural Resources staff reviewed the mining application and recommended that the mining plan be approved as submitted. On April 26, 2018 despite the staff recommendation to approve the application, the head of the Department of Natural Resources, who has a seat on the DRMS Committee, voted against the permit. The permit was rejected 3 to 2 with two members recusing themselves.

The Company wrote off all capitalized costs associated with the permit application in the first quarter of 2018. As of December 30, 2017 the Company had capitalized $5,430,000 of deferred development which was included in Property, plant and equipment on the consolidated balance sheet. As of March 31, 2018 TMC had invested $6,308,000 in the project. This amount plus an estimated $626,000 of additional expenses incurred during April 2018, a total of $6,934,000, was written off as of March 31, 2018. During the second quarter of 2018, final billings and adjustments related to the permit application resulted in a net recovery of $94,000 reducing the total write-off to $6,840,000 as of June 30, 2018.

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

Cash used by operations was $2,256,000 during the first nine months of 2018 compared to $1,410,000 during the first nine months of 2017.  The current year use of cash is attributable to the reduced operating results and changes in working capital items,  primarily receivables,  inventory levels and prepaid expenses, which all increased from the 2017 year-end levels. The prior year use of cash was attributable increases in working capital items, primarily receivables and inventory levels.

During the nine months ended September 29, 2018, investing activities used $999,000 of cash compared to $4,256,000 of cash used in the prior year’s period. Capital expenditures during the first nine months of 2018 were $2,402,000 compared to $4,378,000 during the first nine months of 2017.  The primary source of capital spending was the CACS segment which added new rolling machinery in both periods. Additionally, during the first nine months of 2017, the CACS segment was deferring costs related to the development of an aggregates property. These amounts were written off as of March 30, 2018. See Note 12 to the Quarterly Condensed Consolidated Financial Statements for further discussion. The nine months ended September 29,  2018 included  $1,403,000 of cash proceeds from the sale of equipment in the CACS segment discussed in the nine month results. The first nine months of 2017 included $122,000 of cash proceeds from the sale of equipment.

Financing activities during the first nine months of 2018 provided  $3,200,000 of cash as borrowings against the Company’s revolving bank loan were used primarily to finance the increase in working capital.  During the first nine months of 2017 financing activities provided  $5,600,000 of cash as borrowings were used to finance the increase in working capital and the pursuit of mining permits for the aggregates property discussed in Note 12 to the Quarterly Condensed Consolidated Financial Statements. See also the discussion of the Revolving Credit and Term Loan Agreement below.

Revolving Credit and Term Loan Agreement

As discussed in Note 10 to the Quarterly Condensed Consolidated Financial Statements, the Company maintains a Credit Agreement, which, as amended, provides for a Revolving Commitment of $20,000,000. The Revolving Commitment covers the Company’s outstanding letters of credit ($4,745,000 at September 29, 2018) and cash borrowings. Borrowings under the Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles, certain real estate and the common stock of all of the Company’s subsidiaries. Borrowings under the Revolving Commitment are limited to (a) 80% of eligible accounts receivable, (b) the lesser of 50% of eligible inventories and $8,500,000 plus (c) 80% of new Capital Expenditures not to exceed $5,500,000 in any fiscal year (excluding the aggregate amount of any Capital Expenditures financed with the proceeds of a Revolving Line advance). Borrowings under the Credit Agreement bear interest based on a LIBOR or prime rate based option.

The Credit Agreement either limits or requires prior approval by the lender of additional borrowings, acquisition of stock of other companies, purchase of treasury shares and payment of cash dividends. Payment of accrued interest is due monthly or at the end of the applicable LIBOR period. The Credit Agreement has a maturity date of May 1, 2020.

The Company’s outstanding borrowings against the revolving credit facility were $6,700,000 at September 29, 2018. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the entire revolving credit facility was available to the Company. This situation is expected to continue for the foreseeable future.

As of September 29, 2018 the Company was in compliance with all covenants in the Credit Agreement, as amended, and expects to be in compliance with all loan covenants for the remaining term of the Credit Agreement. The Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement will be sufficient to cover expected cash needs, including planned capital expenditures, for the next twelve months.

Results of Operations - Comparison of Quarter Ended September 29, 2018 to the Quarter Ended September 30, 2017

In the ensuing discussions of the results of operations the Company defines the term gross profit as the amount determined by deducting cost of sales before depreciation, depletion and amortization from sales. The gross profit ratio is gross profit divided by sales.

Consolidated sales in the third quarter of 2018 were $40,978,000, an increase of $2,351,000, or 6.1%, compared to the third quarter of 2017.  The Evaporative Cooling segment reported sales up 13.9% over the third quarter of the prior year. The Heating and Cooling segment reported sales up 7.5% compared to the prior year third quarter as fan coil sales increased over the prior year third quarter. Sales in the CACS segment were higher by 5.4% in the third quarter of 2018 compared to the prior year third quarter attributable to the concrete and supply divisions. The Door segment reported sales in the third quarter of 2018 down 3.8% compared to the third quarter of the previous year.

The consolidated gross profit ratio in the third quarter of 2018 was 15.2% compared to 18.6% in the same period of 2017 driven by cost increases in the CACS and Evaporative Cooling segments and to a lesser extent in the Door segment.

Consolidated selling and administrative expenses were $1,645,000 higher in the third quarter of 2018 compared to the third quarter of 2017.  The increase between years is primarily due to recent investments  in the Heating and Cooling and Evaporative Cooling segments, as well as at the Corporate level, to stimulate growth of the Company. The investments include key personnel, sales and marketing enhancements, consulting, research and development and travel. As a percentage of consolidated sales, selling and administrative expenses increased to 17.1% in the third quarter of 2018 from 13.9% in the third quarter of 2017.

The third quarter of 2018 included a $3,000 gain on the sale of equipment, discussed below in the CACS segment results. Gains on sales of equipment for the third quarter of 2017 were $95,000.

The consolidated operating loss for the third quarter of 2018 was $1,452,000 compared to operating income of $1,318,000 in the third quarter of the prior year. The decreased performance is primarily attributable to the CACS segment which reported a current quarter operating loss of $63,000 compared to operating income of $1,602,000 for the third quarter of 2017. The Corporate office also contributed to the decline as the addition of a Chief Operating Officer position and consulting expenses resulted in an increase of $544,000 in operating expenses in the third quarter of 2018 compared to the third quarter of 2017. Individual segment performance is discussed further below.

Interest expense in the third quarter of 2018 was $140,000 compared to $98,000 in the third quarter of 2017. Interest expense includes interest on outstanding funded debt, finance charges on outstanding letters of credit, the fee on the unused revolving credit line and other recurring fees charged by the lending bank. The increase from the prior year third quarter is attributable to rising interest rates.  The weighted average interest rate on outstanding funded debt in the third quarter of 2018, including the fee on the unused line of credit and other recurring bank charges but excluding finance charges on letters of credit, was approximately 5.6% compared to 4.0%  in the third quarter of 2017. Average outstanding funded debt in the third quarter of 2018 was $7,007,000 compared to $8,199,000 in the third quarter of 2017. At the end of the third quarter of 2018 the outstanding funded debt was $6,700,000 compared to $7,600,000 at the end of the third quarter of 2017.

The Company’s effective income tax rate reflects federal and state statutory income tax rates adjusted for non-deductible expenses, tax credits and other tax items. The estimated effective income tax rate in the third quarter of 2018 was 25.0% compared to 34.0% for the third quarter of 2017. The decrease in rate is primarily attributable to the recently enacted Tax Act which reduced the Company’s Federal Tax Rate from 34.0% to 21.0%.

The Company operates four businesses in two industry groups. The businesses are generally seasonal, weather sensitive and subject to cyclical factors. The following addresses various aspects of operating performance focusing on the reportable segments within each of the two industry groups.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products industry group for the quarters ended September 29, 2018 and September 30, 2017 (dollar amounts in thousands):

	Concrete,
	Aggregates and
	Construction
	Supplies	Door
Three Months ended September 29, 2018
Revenues from external customers	$19,034	$4,746
Segment gross profit	1,877	1,244
Gross profit as percent of sales	9.9%	26.2%
Segment operating (loss) income	$(63)	$431
Operating (loss) income as a percent of sales	(0.3)%	9.1%
Segment assets as of September 29, 2018	$37,754	$7,806
Return on assets	(0.2)%	5.5%

Three Months ended September 30, 2017
Revenues from external customers	$18,054	$4,936
Segment gross profit	3,050	1,367
Gross profit as percent of sales	16.9%	27.7%
Segment operating income	$1,602	$600
Operating income as a percent of sales	8.9%	12.2%
Segment assets as of September 30, 2017	$40,013	$7,617
Return on assets	4.0%	7.9%

Concrete, Aggregates and Construction Supplies Segment

The product offerings of the CACS segment consist of ready mix concrete, aggregates and construction supplies. Ready mix concrete and aggregates are produced at multiple locations in or near Colorado Springs and Pueblo, Colorado. Construction supplies encompass numerous products purchased from third party suppliers and sold to the construction trades, particularly concrete sub-contractors. During the three months ended September 29, 2018 concrete, aggregates and construction supplies accounted for approximately 79%, 14% and 7% of the sales of the CACS segment, respectively, including aggregates consumed internally in the production of concrete. In the third quarter of 2017, the sales mix between concrete, aggregates and construction supplies was 77%, 18% and 5%, respectively. Sales including aggregates consumed internally increased  $520,000 (2.5%) between the third quarter of 2018 and the comparable prior year quarter. Sales to third parties increased by $980,000 (5.4%) between the same periods. The gross profit reported by the CACS segment decreased to 9.9% in the third quarter of 2018 from 16.9% in the third quarter of the prior year as decreases in concrete and aggregates were partially offset by improved results in the construction supplies division.

Ready mix concrete sales increased 6.4% in the third quarter of 2018 versus the third quarter of 2017 as both volume and sales prices were higher in the current year quarter compared to the prior year quarter. Concrete volume was 3.0%  higher in the third quarter of 2018 compared to the prior year quarter as weather conditions in the current year were more favorable than the cool, wet conditions experienced in 2017.  The gross profit ratio from concrete decreased to 9.1% for the third quarter 2018 from 16.2% in the third quarter of 2017, driven by increases in material costs (up 10.1% per yard) and increased labor and delivery expenses.

The CACS segment also produces and sells sand, crushed limestone and gravel (collectively “aggregates”) from deposits in and around Colorado Springs. Sales volume (tons) of construction aggregates, including those used internally in the production of ready mix concrete, decreased 20.9% in the third quarter of 2018 compared to the comparable 2017 quarter. The decreased volume is attributable to an unplanned temporary shut-down at one property and completion of mining at one property.  Average selling prices, excluding freight, decreased 3.3% due to the higher ratio of sand to rock sales. The combined aggregates operations reported a loss of $2,200 in the third quarter of 2018 compared to a  profit of $413,000 in the third quarter of 2017.  The decline in operating results is attributed to lower sales, increased labor costs and higher repairs and maintenance and equipment rental costs.

Sales of construction supplies increased  $449,000 (41.3%) in the third quarter of 2018 compared to the prior year third quarter due to several new jobs in the current year quarter. The gross profit increased to 15.9% from 4.5% in 2017 as management focuses on improving project bidding and pricing.

Selling and administrative expenses were $354,000 higher in the third quarter of 2018 compared to the same period in 2017 primarily due increased compensation related costs and increased legal fees unrelated to the Pueblo litigation.  Litigation fees related to the Pueblo aggregate lease were $223,000 during the third quarter of 2018 compared to $260,000 incurred during the comparable period of 2017. As a percentage of sales, selling and administrative expenses were 8.3% in the third quarter of 2018 compared to 6.8% in the third quarter of 2017.

The third quarter of 2018 included a gain of $3,000 on the sale of equipment. The third quarter of 2017 included a gain of $95,000 on the sale of equipment.

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

Door sales in the third quarter of 2018 were $190,000 (3.8%) less than in the third quarter of the previous year primarily due to timing of shipment of certain jobs. Bidding prices remain competitive. The gross profit ratio in the third quarter of 2018 and 2017 was  26.2% versus 27.7%, respectively, as competitive pricing on certain larger jobs and increased labor costs resulted in lower margins.

Selling and administrative expenses were $44,000 higher in the third quarter of 2018 compared to the third quarter of 2017 mainly due to increased compensation related costs. As a percentage of sales, these expenses increased to 16.3%  in the third quarter of 2018 from 14.8% in the comparable 2017 quarter.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products industry group for the quarters ended September 29, 2018 and September 30, 2017 (dollar amounts in thousands):

	Heating and	Evaporative
	Cooling	Cooling
Three Months ended September 29, 2018
Revenues from external customers	$10,909	$6,254
Segment gross profit	2,250	827
Gross profit as percent of sales	20.6%	13.2%
Segment operating (loss) income	$(95)	$(416)
Operating (loss) income as a percent of sales	(0.9)%	(6.7)%
Segment assets as of September 29, 2018	$23,010	$9,655
Return on assets	(0.4)%	(4.3)%

Three Months ended September 30, 2017
Revenues from external customers	$10,144	$5,489
Segment gross profit	1,867	913
Gross profit as percent of sales	18.4%	16.6%
Segment operating income	$151	$(270)
Operating income as a percent of sales	1.5%	(4.9)%
Segment assets as of September 30, 2017	$24,764	$10,461
Return on assets	0.6%	(2.6)%

Heating and Cooling Segment

In the third quarter of 2018, approximately 60% of sales in the Heating and Cooling segment consisted of wall furnaces and heaters. Fan coils accounted for 39% of the segment’s sales and other products were about 1% of the segment’s sales. In the third quarter of 2017 these shares of total segment sales were 65%, 33% and 2%, respectively. Overall sales in the Heating and Cooling segment in the third quarter of 2018 increased by $765,000 (7.5%) compared to the same period in 2017.

Sales of furnaces and heaters increased less than 1% in the three months ended September 29, 2018 compared to the three months ended September 30, 2017. Unit shipments of furnaces and heaters were 4.4%  lower in the third quarter of 2018 compared to the prior year third quarter. Management believes a price increase that was implemented in the second quarter of 2018 may have pushed sales from the third quarter into the second quarter as customers placed orders prior to the implementation date. Average sales prices for furnaces and heaters were about 5.1% higher compared to a year ago due to changes in product mix and the price increase.

Sales of fan coils during the third quarter of 2018 increased 27.5% compared to the third quarter 2017. Typically, approximately 90% of the sales of fan coils are custom-made systems for hotels and other commercial buildings. Fan coil jobs are obtained through a competitive bidding process. Since every bid job is a unique configuration of materials and parts, the Company does not track unit sales or production as such unit volume data would not be useful in managing the business. Management focuses on the contribution margin by job, the current level of sales and the sales backlog in managing the fan coil business. Contribution margin is measured by deducting variable manufacturing costs and variable selling expenses from sales for a particular product line and is used as an internal measure of profitability for a product or product line. The fan coil contribution margin percentage in the third quarter of 2018 increased to 32.2% from 24.9%  in the third quarter of 2017. The increase in margin in the third quarter of 2018 can be attributed to more favorable pricing in the current year.

The Heating and Cooling segment’s gross profit ratio for the third quarter of 2018 was 20.6% compared to 18.4% in the third quarter of 2017. The increase in gross profit ratio is attributable to increased margins in the fan coil product line noted above tempered by increased material costs, most notably steel, in the furnace product line.

Selling and administrative expenses in the third quarter of 2018 were $614,000 higher than the third quarter of the previous year. The increase was attributable to investments being made to stimulate future growth. These increased costs included compensation related expenses, sales and marketing related expenses and research and developmental related expenses. As a percentage of sales, selling and administrative expenses were 20.0% in the third quarter of 2018 and 15.5% in the third quarter of 2017.

Evaporative Cooling Segment

Sales of evaporative coolers increased 13.9%  in the third quarter of 2018 compared to the third quarter of 2017. Unit sales of evaporative coolers were virtually the same in both quarters.  Average selling prices increased 13.1%  between the third quarter of 2018 and the third quarter of 2017, attributed to a price increase implemented earlier in 2018 and increased parts sales in the current quarter. The gross profit ratio in the third quarter of 2018 was 13.2% compared to 16.6% a year ago. The decrease in gross profit ratio is mainly attributable to increased material costs, notably steel.

Selling and administrative expenses were $60,000 (5.6%) higher in the third quarter of 2018 mainly due to increased compensation related costs. As a percentage of sales, selling and administrative expenses decreased to 18.2% in the current quarter of 2018 from 19.6% in the prior year quarter.

Both businesses in the HVAC group are sensitive to changes in prices for a number of different raw materials, commodities and purchased parts. Prices of steel and copper in particular can have a significant effect on the results of operations of this group. Neither company is currently a party to any hedging arrangements with regard to steel or copper.

Results of Operations - Comparison of Nine Months Ended September 29, 2018 to Nine Months Ended September 30, 2017

In the ensuing discussions of the results of operations the Company defines the term gross profit as the amount determined by deducting cost of sales before depreciation, depletion and amortization from sales. The gross profit ratio is gross profit divided by sales.

Consolidated sales in the first nine months of 2018 were $121,151,000, an increase of $8,534,000 or 7.6% compared to the first nine months of 2017. All segments contributed to the increase in sales.  The CACS segment sales increased $4,315,000 (8.7%) in the first nine months of 2018 compared to the first nine months of 2017 as current weather patterns were more favorable than the cool, wet weather experienced in the first nine months of 2017. The Door segment reported an increase in sales in the current nine-month period of $1,259,000 (9.3%) compared to the prior year mainly due to strong second quarter performance. The Heating and Cooling segment reported a $1,956,000 increase in sales in the first nine months of 2018 compared to the first nine months of 2017 as furnace sales continue to remain strong and fan coil sales exceeded prior year levels. The Evaporative Cooling segment also reported increased sales, up $949,000 in the current nine-month period,  primarily due to the sales price increase implemented earlier in the year.

The consolidated gross profit ratio in the first nine months of 2018 was 16.5% compared to 19.0% in the first nine months of 2017.  The gross profit ratio in the Door segment remained relatively constant between the two periods while all other segments reported decreases in the gross profit ratio.  The CACS segment reported a decrease of 3.9% due to increased material, labor and equipment related costs in multiple divisions. The Evaporative Cooling segment reported a decline of 3.0% mainly due to increased material costs. While smaller, the Heating and Cooling segment also reported a decrease in gross profit ratio, down 0.9% in the first nine months of 2018 compared to the first nine months of 2017. The changes are addressed in more detail in the discussion by segment below.

Depreciation and amortization charges in the first nine months of 2018 increased $133,000 (6.9%) compared to the first nine months of 2017.

Selling and administrative expenses in the first nine months of 2018 were $1,446,000 (8.4%) higher compared to the same period of the prior year. The primary source of the increase is in the Unallocated Corporate expenses. The addition of a new Chief Operating Officer and increased professional fees related to efforts to increase future growth are the reasons behind the $790,000 increase in unallocated corporate expenses during the nine months ended September 29, 2018 compared to the nine months ended September 30, 2017. Selling and administrative expenses also increased in all other segments, except the Evaporative Cooling segment, as addressed in the discussion by segment below. As a percentage of consolidated sales, selling and administrative expenses remained relatively stable at 15.4%  in the first nine months of 2018 compared to 15.3% in the same period of the prior year.

The first nine months of 2018 included the net write-off of $6,840,000 of deferred development costs previously capitalized in property, plant and equipment on the consolidated balance sheet or incurred in the current fiscal year. These costs included exploration of a property south of Colorado Springs to determine suitability for mining as well as costs associated with the Company’s pursuit of mining permits for the property.  In April 2018 the permits were denied by the State of Colorado for the second time. See Note 12 to the Quarterly Condensed Consolidated Financial Statements for further discussion. The first nine months of 2018 also included an $892,000 gain from the sale of equipment in the CACS segment discussed below.

The Company reported a $6,703,000 consolidated operating loss in the first nine months of 2018 compared to consolidated operating income of  $2,362,000 in the first nine months of the prior year. Excluding the write-off of deferred development costs,  the Company would have reported operating income of $137,000 for the first nine months of 2018. Only the Door segment reported an increase in operating income in the first nine months of 2018 compared to the first nine months of 2017, up $243,000. The CACS segment operating income, excluding the deferred development write-off, decreased  $1,009,000 in the first nine months of 2018 compared to the same period in 2017. The unallocated Corporate expenses discussed above also contributed significantly to the reduced operating performance in the 2018 period.  The Evaporative Cooling segment reported  a decrease of $475,000 in operating income in the current nine month period compared to the same period in the prior year. The Heating and Cooling segment reported an operating loss of $21,000 in the first nine months of 2018 compared to operating income of $219,000 for the first nine months of 2017. See further details in the discussion of segments below.

Interest expense for the first nine months of 2018 was  $415,000 compared to $272,000 in the first nine months of 2017 due to a higher weighted average interest rate on higher average outstanding debt. The weighted average interest rate on outstanding funded debt, including the availability fee on the unused line of credit and other recurring bank charges but excluding finance charges on letters of credit, was approximately 6.2% for the first nine months of 2018 compared to 4.9% for the same period in 2017. Average outstanding funded debt in the first nine months of 2018 was $6,188,000 compared to $5,834,000 in the first nine months of 2017.

The Company’s effective income tax rate reflects federal and state statutory income tax rates adjusted for non-deductible expenses, tax credits and other tax items. The estimated effective income tax rate in the first nine months of 2018 was a benefit of 25.0% compared to a provision of 34.0% for the first nine months of 2017. The decrease in benefit is attributable to the recently enacted Tax Act which reduced the Company’s Federal Tax Rate from 34.0% to 21.0%.

A discussion of operations by segment follows.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products industry group for the nine months ended September 29, 2018 and September 30, 2017 (dollar amounts in thousands):

	Concrete,
	Aggregates and
	Construction
	Supplies	Door
Nine Months ended September 29, 2018
Revenues from external customers	$53,965	$14,824
Segment gross profit	5,722	4,141
Gross profit as percent of sales	10.6%	27.9%
Segment operating (loss) income	(5,365)	1,787
Operating (loss) income as a percent of sales	(9.9)%	12.1%
Segment assets as of September 29, 2018	$37,754	$7,806
Return on assets	(14.2)%	22.9%

Nine Months ended September 30, 2017
Revenues from external customers	$49,650	$13,565
Segment gross profit	7,219	3,775
Gross profit as percent of sales	14.5%	27.8%
Segment operating income	2,484	1,544
Operating income as a percent of sales	5.0%	11.4%
Segment assets as of September 30, 2017	$40,013	$7,617
Return on assets	6.2%	20.3%

Concrete, Aggregates and Construction Supplies Segment

In the first nine months of 2018 concrete, aggregates and construction supplies accounted for approximately 78%, 15% and 7% of sales of the CACS segment, respectively, including aggregates consumed internally in the production of concrete. In the first nine months of 2017 the sales mix among concrete, aggregates and construction supplies was 78%, 16% and 6%, respectively. Sales, including aggregates consumed internally, increased by $4,578,000 (8.2%) and sales to third parties increased  $4,315,000 (8.7%) in the first nine months of 2018 compared to the prior year.

Ready mix concrete sales, excluding flow fill material, improved by $3,427,000 (8.3%) in the first nine months of 2018 over the comparable 2017 period due to increased prices and current year weather patterns that were more favorable than the cool, wet weather experienced in the prior year. Ready mix volume increased by 3.4% in the first nine months of 2018 compared to the first nine months of 2017. Average concrete prices for the first nine months of 2018 increased by 4.7% compared to the first nine months of 2017. While concrete prices have increased, the market remains sharply competitive especially on large construction projects. Material costs per yard, including cement, increased by 11.0% in the first nine months of 2018 compared to the same period in 2017 primarily due to higher rock costs and to a lesser extent by increased cement costs. Batching costs per yard were essentially static in the first nine months of 2018 compared to the first nine months of 2017 as increased repairs and maintenance costs were offset by lower equipment rental, laboratory and utility expenses. Delivery costs per yard increased 11.7% in the first nine months of 2018 compared to the first nine months of 2017. This rise is attributable to increased labor related costs, repairs and maintenance expense and higher fuel costs. The gross profit ratio from concrete declined to 11.3% in the first nine months of 2018 from 15.6% in 2017.

Sales volume (tons) of construction aggregates, including those used internally in the production of ready mix concrete, decreased 11.6% during the first nine months of 2018 compared to the first nine months of 2017. Average selling prices increased 3.8% as both sand and rock prices improved.  The sand operation remained profitable in the first nine months of 2018. However, increased material, labor, repairs and maintenance and equipment rental costs in the first nine months of 2018 reduced the related gross profit by 29.4% compared to the prior year period. This decline, combined with continued operating challenges at two quarries and carrying costs related to the closed Pueblo quarry, contributed to the $229,000 loss reported by the aggregates operations in the first nine months of 2018 compared to a profit of $190,000 in the first nine months of 2017.

Sales of construction supplies increased by $1,134,000 (37.5%) in the first nine months of 2018 compared to the same period in 2017. The gross profit ratio increased to 9.1%  for the nine months ended September 29, 2018 compared to 5.0% for the nine months ended September 30, 2017. The increase in sales and gross profit ratio for the comparison periods is due to the reasons discussed in the quarterly results.

Selling and administrative expenses were $235,000 higher in the first nine months of 2018 compared to the same period in 2017.  The increase was due to increased professional fees as well as higher insurance and bad debt expenses.  Litigation fees related to the Pueblo aggregate lease were $445,000 during the nine months ended September 29, 2018 compared to $645,000 incurred during the nine months ended September 30, 2017. See Note 8 to the Quarterly Condensed Consolidated Financial Statements.

The first nine months of 2018 included a $6,840,000 write-off of deferred development costs and an $892,000 gain on the sale of equipment. The CACS segment sold its Industrial Sand Plant to an unrelated party that will continue to operate the plant at its current location having entered into a land lease with the Company. See Note 12 to the Quarterly Condensed Consolidated Financial Statements for further discussion of the write-off of deferred development costs.

Door Segment

Door sales in the first nine months of 2018 increased $1,259,000 (9.3%) compared to the first nine months of the previous year as current year bidding opportunities increased over prior year levels. The gross profit ratio remained relatively flat at 27.9% in the first nine months of 2018 compared to 27.8% in the first nine months of 2017.

Sales and administrative expenses in the first nine months of 2018 increased by $86,000 compared to the first nine months of 2017 primarily due to increased compensation costs. As a percentage of sales, these expenses declined to 15.0%  in the first nine months of 2018 from 15.8% in the first nine months of 2017.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products industry group for the nine months ended September 29, 2018 and September 30, 2017 (dollar amounts in thousands).

	Heating and	Evaporative
	Cooling	Cooling
Nine Months ended September 29, 2018
Revenues from external customers	$29,314	$22,980
Segment gross profit	6,113	3,922
Gross profit as percent of sales	20.9%	17.1%
Segment operating (loss) income	(21)	104
Operating (loss) income as a percent of sales	(0.1)%	0.5%
Segment assets as of September 29, 2018	$23,010	$9,655
Return on assets	(0.1)%	1.1%

Nine Months ended September 30, 2017
Revenues from external customers	$27,358	$22,031
Segment gross profit	5,953	4,425
Gross profit as percent of sales	21.8%	20.1%
Segment operating income	219	579
Operating income as a percent of sales	0.8%	2.6%
Segment assets as of September 30, 2017	$24,764	$10,461
Return on assets	0.9%	5.5%

Heating and Cooling Segment

In the first nine months of 2018,  approximately 63% of sales in the Heating and Cooling segment consisted of wall furnaces and heaters. Fan coils accounted for 36% of the segment’s sales and other products were approximately 1%. In the first nine months of 2017 these shares of total segment sales were 61%,  37% and approximately 2%, respectively. Overall sales in the Heating and Cooling segment in the first nine months of 2018 increased by $1,956,000 (7.1%) compared to the same period in 2017 due to strong furnace sales, improved fan coil sales and a sales price increase implemented in the second quarter of 2018.  Sales of furnaces increased by 9.0% in the first nine months of 2018 compared to the first nine months of 2017.  Sales of fan coils improved 5.0% between the first nine months of 2018 and the same period in the prior year. As discussed above, contribution margin is an internal measure of profitability for a product or product line. The fan coil contribution margin percentage in the first nine months of 2018 was 30.4% compared to 27.3%  in the first nine months of 2017 due to better pricing and more favorable material usage.  Unit shipments of furnaces and heaters were up 5.7%  in the first nine months of 2018 versus the first nine months of 2017. Average sales price was up 3.1% in the first nine months of 2018 compared to the first nine months of 2017 due to changes in product mix and the impact of the sales price increase.

The Heating and Cooling segment’s gross profit ratio for the first nine months of 2018 was 20.9% compared to 21.8% for the first nine months of 2017. The lower gross profit ratio was principally due to higher material costs, primarily steel.

Selling and administrative expenses in the first nine months of 2018 were $362,000 higher compared to the first nine months of 2017. The increase is attributable to investments being made to stimulate future growth as discussed in the quarterly results. As a percentage of sales, selling and administrative expenses remained constant at 19.3% in the first nine months of 2018 and the first nine months of 2017.

Evaporative Cooling Segment

Unit sales of evaporative coolers in the first nine months of 2018 were 4.2%  lower compared to the first nine months of 2017. Revenue from evaporative cooler sales in the first nine months of 2018 increased 4.3% compared to the same period in the prior year as average selling prices per unit increased 8.9% attributable to product mix and a price increase implemented in the second quarter. The gross profit ratio in the first nine months of 2018 was 17.1% compared to 20.1% in the first nine months of 2017. The decrease was due to higher material costs, particularly steel, and costs associated with the planned elimination of a mobile cooler line as well as the conscious decision to reduce inventory levels discussed in the quarterly results.  Selling and administrative expenses were $28,000 lower in the first nine months of 2018 primarily due to streamlining of certain sales incentive programs. As a percentage of sales, selling and administrative expenses were 15.2% and 16.0% in the first nine months of 2018 and 2017, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements contained in this Quarterly Report have been prepared in accordance with accounting principles generally accepted in the United States of America which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 29, 2018 and December 30, 2017 and affect the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates.

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

OUTLOOK

Overall the Company expects consolidated sales in 2018 to exceed 2017 levels.  The level of construction activity along the Front Range in Southern Colorado appears to be slightly stronger in 2018 than 2017 although somewhat lower than anticipated in the third quarter of the current year.  Concrete prices have increased largely in response to higher material costs. Labor and other costs, including fuel, have also increased modestly. Pricing on most bid jobs remains sharply competitive. Operating results for the remainder of the year will depend on the ability of the Company to pass on additional increases in material and/or fuel costs as well as favorable weather conditions continuing through the fourth quarter. The Door segment is expected to report 2018 results equal to or above those reported for 2017.

The Company’s Heating and Cooling segment anticipates an increase in sales in 2018 with the realization of the sales price increase announced in the second quarter. This increase is expected to affect principally the furnace line. Fan coil sales have pulled ahead of the 2017 year-to-date levels. Future performance will require recent investments to produce the anticipated sales growth and cost savings. In the Evaporative Cooling segment, residential coolers are sold primarily for replacement purposes and unit sales have been stagnant in recent years. Industrial coolers have performed well and management hopes to increase the unit volume of these sales going forward. Sales of both furnaces and residential coolers can be significantly influenced by weather conditions, particularly during their respective selling seasons.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 4 to the Quarterly Condensed Consolidated Financial Statements for a discussion of recently issued accounting standards.

MATERIAL CHANGES TO CONTRACTUAL OBLIGATIONS

There were no material changes to contractual obligations that occurred during the quarter ended September 29, 2018.

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

Item 4.Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) as of September 29, 2018. The Chief Executive Officer and Chief Financial Officer, based on that evaluation, concluded that the Company’s disclosure controls and procedures are effective and were reasonably designed to ensure that all material information relating to the Company (including its subsidiaries) required to be disclosed in the reports filed and submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission.

(b)Changes in Internal Control Over Financial Reporting.

During the quarter ended September 29, 2018, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial information from Continental Materials Corporation’s Quarterly Report on Form 10-Q for the period ended September 29,  2018 filed with the SEC on November 13,  2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Retained Earnings for the three and nine-month periods ended September 29,  2018 and September 30, 2017, (ii) the Condensed Consolidated Balance Sheets at September 29,  2018 and December 30, 2017, (iii) the Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 29,  2018 and September 30, 2017, and (iv) Notes to the Quarterly Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION

Date:	November 13, 2018	By:	/s/ Paul Ainsworth
Paul Ainsworth, Vice President, Secretary
and Chief Financial Officer