Form 10-K
period 2018-12-29
CONTINENTAL MATERIALS CORP
filed 2019-03-28
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value (based on the July 1, 2018 closing price) of voting stock held by non-affiliates of registrant was approximately $8,690,000. As of March 22, 2019, there were 1,680,223 shares of the registrant’s common stock outstanding.

Incorporation by reference: Portions of registrant’s definitive proxy statement for the 2019 Annual Meeting of stockholders to be held May 22, 2019 into Part III of this Form 10-K. The definitive proxy statement is expected to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K.

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

MARKETING

The HVAC industry group markets its products throughout North America through plumbing, heating and air conditioning wholesale distributors as well as directly to major retail home-centers and other retail outlets. Some of the products are also sold to HVAC installing contractors and equipment manufacturers for commercial applications. The Company contracts with independent manufacturers’ representatives for all of its products while also employing and utilizing a staff of sales and sales support personnel. Sales of furnaces and evaporative coolers are predominantly in the United States and are concentrated in the Western and Southwestern states. Sales of furnaces and console heaters usually increase in the months of September through January. Sales of evaporative coolers have historically been higher in the months of March through July. Sales of the fan coil product line are made throughout the United States, Canada and the Caribbean and are more evenly distributed throughout the year, although volume can fluctuate depending upon the shipment of larger orders. Extended payment terms, also referred to as dating programs, are offered to some customers in order to enhance sales of evaporative coolers and wall furnaces during the off season.

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

During 2018, no customer accounted for 10% or more of the total sales of the Company.

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

Concrete, Aggregates and Construction Supplies — This segment operates in highly competitive markets along the Southern Front Range of Colorado. The Company is one of four companies producing ready-mix concrete in the Colorado Springs area and one of two companies producing ready-mix concrete in the Pueblo area. Because of the relatively high transportation costs associated with concrete, the level of competition is heavily influenced by the distance from production facilities to markets served. Price, plant location, transportation costs, service, product quality and reputation are major factors that affect competition among the ready-mix concrete producers. The Company is one of six producers of aggregates in the Colorado Springs and Pueblo marketing. All producers compete on the basis of price, quality of material and service.

The Company’s sales of rebar and other construction supplies in the Colorado Springs and Pueblo metropolitan areas are subject to intense competition from three larger companies in Denver and one company in Colorado Springs although a number of small local competitors are also in the market. The Company competes on price, product availability and customer service.

Door — The Company sells hollow metal and wood doors, door frames and related hardware, lavatory fixtures and electronic access and security systems throughout the United States although sales are primarily in Colorado and adjacent states. There are numerous competitors in our market area which compete aggressively based on price and delivery times.

EMPLOYEES

The Company employed 612 people as of December 29, 2018. Employment varies throughout the year due to the seasonal nature of the businesses. A breakdown of the current and prior year’s employment at year-end by segment was:

	2018	2017
Heating and Cooling	214	191
Evaporative Cooling	123	127
Concrete, Aggregates and Construction Supplies	221	215
Door	43	44
Corporate Office and Other	11	13
Total	612	590

The factory employees at the Colton, California plant are represented by the Carpenters Local 721 Union under a contract that expires December 31, 2022. The Company considers relations with its employees and with their union to be good. There are no unions at any of the Company’s other operations.

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

In 2018, our capital expenditures and remediation expenses for environmental matters, except those expenses related to our mining reclamation efforts, were not material to our financial condition. Because of the complexity and ever-changing nature of environmental laws and regulations, we cannot predict whether capital expenditures and remediation expenses for future environmental matters will materially affect our financial condition, results of operations or liquidity.

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

The CACS segment serves the Colorado ready-mix concrete market from seven owned batch plants. During 2018 the Company operated aggregate processing facilities on two owned and one leased mining property. Two of the three mining properties are located in or near Colorado Springs or Pueblo. These properties presently provide a majority of the aggregate requirements of our Colorado Springs and Pueblo ready-mix concrete business. The Company also owns two properties and leases one property that are not currently in production. During 2015, the Company obtained an option to lease the rights to an aggregates location south of Colorado Springs. The Company was pursuing the necessary permits, etc. for developing this site and the associated costs were being recorded as deferred development. In April, 2018 the State of Colorado denied the Company’s permit application for the second time. For further information see Note 16 and the CACS segment in Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Construction supplies are sold from owned facilities adjacent to the main batch plants in Colorado Springs and Pueblo. All of the CACS segment’s facilities are located along the Southern Front Range in Colorado and, in the opinion of management, are in good condition and sufficient for the Company’s current needs. In the opinion of management, the properties owned and leased contain mineable reserves sufficient to service the majority of our sand, rock and gravel requirements for the Company’s current needs.

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

Item 3.        LEGAL PROCEEDINGS

On September 15, 2016 a Partial Summary Judgment Order was issued regarding the Company’s previously disclosed litigation, Continental Materials Corporation v. Valco, Inc., Civil Action No. 2014-cv-2510, filed in the United States District Court for the District of Colorado. The suit regards a Fee Sand and Gravel Lease (“Lease”) between the Company as Lessee and Valco, Inc. (“Valco”) as Lessor that calls for the payment of royalties over the life of the Lease on an agreed 50,000,000 tons of sand and gravel reserves. In the suit the Company sought declaratory judgment and damages pursuant to the Lease on the grounds that Agreed Sand and Gravel Reserves of 50 million tons did not exist, and for other relief including return of approximately $1,470,000 in royalty payments made by the Company to Valco in excess of tonnage actually produced (“Prepayments”). Based on information obtained through discovery, the Company alleges, in addition to the abovementioned claims, nondisclosure or concealment by Valco of material facts concerning the existence of Agreed Sand and Gravel Reserves of 50 million tons, and breach of warranty concerning the same. Valco asserted counterclaims against the Company alleging breach of contract and seeking declaratory judgment regarding the Company’s refusal to make further royalty payments under the Lease. In the ordinary course of business and absent any breach by Valco, the Company is required to make quarterly royalty payments amounting to not less than $300,000 in a calendar year. In response to Valco’s breaches of contract, the Company stopped making royalty payments at the start of the 2015 calendar year.

The Company has asserted partial failure of consideration as an affirmative defense to Valco’s counterclaims to offset the alleged back-due quarterly royalty payments and the amount due on quarterly royalty payments in the future. The Partial Summary Judgment Order resolved many of the Company’s claims in Valco’s favor, but did not resolve Valco’s counterclaims or the Company’s affirmative defense. During the third quarter of 2016, the Company recorded a $632,000 write-down representing the portion of the royalty overpayment paid prior to the statutorily allowed period because of litigation risk attendant to recovering that amount. The Company sought certification of the Partial Summary Judgment Order because it and its legal counsel believe the court improperly resolved factual issues in its Partial Summary Judgment Order that should have been decided by a jury. On February 23, 2017, the Partial Summary Judgment Order was certified for immediate appeal, and all other claims, counterclaims and affirmative defenses were stayed pending the resolution of that appeal. The Company filed a notice of appeal which was denied on July 2, 2018 for lack of jurisdiction and remanded to the trial court for further proceedings. Subsequently, the trial court vacated its September 15, 2016 Partial Summary Judgment Order and set the matter for trial by jury on all issues on January 28, 2019. The Company filed its Third Amended Complaint on November 16, 2018 in which it dropped its claim to recover royalty overpayments but seeks to recover $1,470,000 in Prepayments. The Company wrote off the remaining royalty overpayment of $627,000, previously reported as Other assets on the Consolidated Balance Sheet, as of December 29, 2018 due to filing of the Third Amended Complaint.  At the trial preparation conference on January 18, 2019, the court informed the parties that the trial would be rescheduled due to an ongoing shutdown of the federal government. The jury trial on all issues has been rescheduled for May 13, 2019. See Note 2.

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

The following sets forth information regarding the Company’s equity plans as of December 29, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	-	-	38,000

Equity compensation plans not approved by security holders	-	-	-
Total	-	-	38,000

The Company established an open-ended program to repurchase its common stock under which the Board authorized purchases up to a maximum amount of $2,750,000. Repurchases may be made on the open market or in block trades at the discretion of management. As of December 29, 2018, $1,085,961 of the authorized amount remained available for stock repurchases.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations during 2018 was $2,692,000. The decreased cash flow, compared to the 2017 level, is attributable mainly to less favorable operating results partially offset by changes in working capital items, primarily receivables and inventories.

Cash provided by operations during 2017 was $4,387,000, compared to $8,099,000 during 2016. The decreased cash flow, compared to the 2016 level, is attributable mainly to less favorable operating results and a non-recurring cash receipt in 2016.

Investing activities during 2018 used $1,270,000 compared to $5,655,000 used during 2017. Capital expenditures of $2,700,000 in 2018 were offset by $1,430,000 received for the sale of property and equipment in the CACS segment. In 2017 capital expenditures of $5,781,000, primarily in the CACS segment, were offset by $126,000 received for the sale of property and equipment. In 2017 the CACS segment deferred costs related to the development of an aggregates property. These amounts were written off as of March 30, 2018. See Note 16 for further discussion.

During 2018, the Company paid down $1,300,000 on its revolving credit line while $5,000 was used to repurchase stock of the Company.

During 2017, the Company repaid $1,500,000 on its revolving credit line while $26,000 was used to repurchase stock from a former officer of the Company.

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

Revolving Credit and Term Loan Agreement

The Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) effective November 18, 2011. The Company entered into the Tenth Amendment to Credit Agreement effective March 22, 2019. The Company had previously entered into nine separate amendments to the Credit Agreement. Cumulatively, the amendments were entered into by the Company to, among other things, (i) modify certain of the financial covenants, (ii) adjust the amount of the Revolving Commitment, (iii) terminate the Term Loan Commitment upon the repayment in full of the outstanding principal balance (and accrued interest thereon) of the Term Loan, (iv) modify the Borrowing Base calculation to provide for borrowing availability in respect of new Capital Expenditures, (v) decrease the interest rates on the Revolving Loans, (vi) extend the maturity date and (vii) decrease the Letter of Credit fee rate. Borrowings under the Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles, certain real estate and the common stock of all of the Company’s subsidiaries. Borrowings under the Credit Agreement bear interest based on a London Interbank Offered Rate (LIBOR) or prime rate based option.

The Credit Agreement either limits or requires prior approval by the lender of additional borrowings, acquisition of stock of other companies, purchase of treasury shares and payment of cash dividends. Payment of accrued interest is due monthly or at the end of the applicable LIBOR period.

The Credit Agreement as amended provides for the following:

•	The Revolving Commitment is $20,000,000.
•

Borrowings under the Revolving Commitment are limited to (a) 80% of eligible accounts receivable, (b) the lesser of 50% of eligible inventories and $8,500,000 plus (c) 80% of new qualifying Capital Expenditures not to exceed $5,500,000 in any fiscal year (excluding the aggregate amount of any Capital Expenditures financed with the proceeds of a Revolving Line advance).

•	The Minimum Fixed Charge Coverage Ratio is not permitted to be below 1.06 to 1.0 for each trailing twelve month period measured at the end of each Fiscal Quarter.
•	The maturity date of the credit facility is May 1, 2020.
•	Interest rate pricing for the revolving credit facility is currently LIBOR plus 2.25% or the prime rate.

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

•

EBITDA means for any Computation Period (or another time period to the extent expressly provided for in the Credit Agreement) the sum of the following with respect to the Company and its Subsidiaries each as determined in accordance with GAAP: (a) Consolidated Net Income, plus (b) federal, state and other income taxes deducted in the determination of Consolidated Net Income, plus (c) Interest Expense deducted in the determination of Consolidated Net Income, plus (d) depreciation, depletion and amortization expense deducted in the determination of Consolidated Net Income, plus (e) non-recurring fees and costs paid by the Company in respect of the following: (i) fees and due diligence costs associated with the Company’s permitted acquisitions; (ii) legal fees and costs associated with the Valco trial preparation; (iii) executive recruitment fees for the Company’s new Chief Financial Officer and Chief Operating Officer; and (iv) additional fees and costs associated with the exploration of the Company’s Hitch Rack Ranch facility in Colorado Springs, Colorado to determine the suitability for mining and the pursuit of mining permits, plus (f) any other non-cash charges and any extraordinary charges deducted in the determination of Consolidated Net Income, including any asset impairment charges (including write downs of goodwill), minus (g) any gains from Asset Dispositions, any extraordinary gains and any gains from discontinued operations included in the determination of Consolidated Net Income.

Outstanding funded revolving debt was $2,200,000 as of December 29, 2018 compared to $3,500,000 as of December 30, 2017. The highest balance outstanding during 2018 and 2017 was $9,800,000 and $10,000,000, respectively. Average outstanding funded debt was $6,058,000 and $5,909,000 for 2018 and 2017, respectively. At December 29, 2018, the Company had outstanding letters of credit (LOC) totaling $4,745,000. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the available borrowing capacity exceeded the cash needs of the Company and this situation is expected to continue for the foreseeable future.

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

DISCUSSION OF CONSOLIDATED RESULTS OF OPERATIONS

2018 vs. 2017

Consolidated sales in 2018 were $163,983,000, an increase of $11,173,000 or 7.3%, compared to 2017. The improvement was seen in all segments. The Heating and Cooling and Evaporative Cooling segments reported sales increases of $3,436,000 (8.1%) and $2,309,000 (9.2%), respectively. The Door segment reported a sales increase of $1,506,000 (8.1%). The CACS segment reported sales higher by $3,839,000 (5.8%).

The consolidated gross profit ratio in 2018 was 17.0% compared to 18.4% for 2017. The Door and Evaporative Cooling segments reported increases in gross profit while the CACS and Heating and Cooling segments reported decreases in gross profit for 2018 compared to 2017.

Selling and administrative expenses were $3,586,000 higher in 2018 compared to 2017. The increases were reported primarily in the Heating and Cooling segment (up 22.8%) and Unallocated Corporate expenses (up 33.5%). These increases are mainly attributable to investments in people and services to improve future growth. As a percentage of consolidated sales, selling and administrative expenses increased to 16.0% in 2018 compared to 14.8% in 2017.

Depreciation and amortization charges were $2,633,000 in 2018 compared to $2,554,000 in 2017.

The current year included the net write-off of $6,840,000 of deferred development costs previously capitalized in Property, plant and equipment on the Consolidated Balance Sheet or incurred in the current fiscal year. These costs included exploration of a property south of Colorado Springs to determine suitability for mining as well as costs associated with the Company’s pursuit of mining permits for the property. In April 2018 the permits were denied by the State of Colorado for the second time. See Note 16 for further discussion. The Company filed a Third Amended Complaint to its current litigation of an aggregates property on November 16, 2018 in which it dropped its claim to recover royalty overpayments but seeks to recover $1,470,000 in Prepayments. The Company wrote off the remaining royalty overpayment of $627,000, previously reported as Other assets on the Consolidated Balance Sheet, as of December 29, 2018 due to filing of the Third Amended Complaint. See Note 2 for further discussion.

2018 included $919,000 of gains from the sale of equipment in the CACS segment discussed below compared to $118,000 of gains from the sales of equipment in 2017.

The Company reported an operating loss in 2018 of  $7,603,000 compared to operating income of $3,016,000 in 2017. The Door and Evaporative Cooling segments reported increases in operating income in 2018 compared to 2017.  The increased selling and administrative costs and the write-off costs, both discussed above, in the other segments lead to decreased operating income in all other segments and the overall decrease in operating results.

Interest expense in 2018 and 2017 was $539,000 and $366,000, respectively. The increase was due to a higher average interest rate on higher average borrowings in 2018 and the capitalization of $117,000 of interest in 2017.  The weighted average interest rate on outstanding funded debt, including the availability fee on the unused line of credit and other recurring bank charges but excluding finance charges on letters of credit was, approximately 6.0% for 2018 compared to 5.3% for 2017. Average outstanding funded debt in 2018 was $6,058,000 compared to $5,909,000 in 2017.

The Company’s effective income tax rate reflects federal and state statutory income tax rates adjusted for non-deductible expenses, tax credits and other tax items. The 2017 rate included an estimate of the impact of the Tax Act discussed in Note 1 and Note 12. The effective income tax rate related to the net loss for 2018 was a benefit of 27.2% compared to an effective rate of 36.0% related to 2017 income.

The Company operates four businesses in two industry groups. The businesses are seasonal, weather sensitive and subject to cyclical factors. The following addresses various aspects of operating performance focusing on the reportable segments within each of the two industry groups.

Construction Products Industry Group

The table below presents a summary of operating information for the two reportable segments within the Construction Products industry group for the fiscal years 2018 and 2017 (amounts in thousands).

	Concrete,
	Aggregates and
	Construction
	Supplies	Door
2018
Revenues from external customers	$70,246	$20,158
Segment gross profit	7,173	5,656
Gross profit as percent of sales	10.2%	28.1%
Segment operating (loss) income	$(6,717)	$2,233
Operating (loss) income as a percent of sales	(9.6)%	11.1%
Segment assets as of December 29, 2018	$35,351	$8,003
Return on assets	(19.0)%	27.9%

	Concrete,
	Aggregates and
	Construction
	Supplies	Door
2017
Revenues from external customers	$66,407	$18,652
Segment gross profit	8,955	5,021
Gross profit as percent of sales	13.5%	26.9%
Segment operating income	2,656	1,861
Operating income as a percent of sales	4.0%	10.0%
Segment assets as of December 30, 2017	$39,020	$7,360
Return on assets	6.8%	25.3%

Concrete, Aggregates and Construction Supplies Segment

2018 vs. 2017

The product offerings of the CACS segment consist of ready-mix concrete, aggregates and construction supplies. Ready-mix concrete and aggregates are produced at multiple locations in or near Colorado Springs and Pueblo, Colorado. Construction supplies encompass numerous products purchased from third party suppliers and sold to the construction trades, particularly concrete sub-contractors. In 2018 concrete, aggregates (including aggregates consumed internally in the production of concrete) and construction supplies accounted for approximately 79%, 14% and 7% of sales of the CACS segment. In 2017 the sales mix between concrete, aggregates and construction supplies was 77%, 17% and 6%, respectively. Sales to third parties increased by $3,839,000 (5.8%) in 2018 compared to 2017. The increase was primarily attributable to improved concrete volumes and pricing in 2018 compared to 2017.

Ready-mix concrete sales, excluding flow fill material, improved by 6.8% in 2018 compared to 2017. Average concrete prices for 2018 increased by 4.8% compared to 2017 mainly due to increased material costs. While concrete prices have increased, the market remains sharply competitive especially on large construction projects. Material costs per yard, including cement, increased by 11.9% in 2018 compared to 2017. Batching costs per yard decreased 2.7% in 2018 compared to 2017 mainly due to lower utility costs. Delivery costs per yard increased 5.5% in the current year compared to the prior year. This increase is mainly attributable to higher labor costs and increased repairs and maintenance expense. The gross profit ratio from concrete decreased to 11.4% in 2018 from 14.5% in 2017.

Sand, crushed limestone and gravel (“aggregates”) are produced and sold from various deposits in and around Colorado Springs and Pueblo, Colorado. In 2018 aggregates were produced from three separate locations: two in or near Colorado Springs and one near Florence. As more fully discussed in Note 2, the Company ceased mining at the leased gravel operation in Pueblo, Colorado, in September 2014. Sales volume (tons) of construction aggregates, including those used internally in the production of ready-mix concrete, decreased by 16.7% in 2018. Average selling prices, excluding delivery charges, increased 2.4%  from 2017 due to sales mix. Net sales of construction aggregates, including those consumed internally in the production of concrete but excluding delivery charges, decreased by 14.7% The loss, before depreciation, from all aggregate operations in 2018 was $710,000 compared to a gross profit of $175,000 in 2017.

Sales of construction supplies increased 26.9% in 2018. The gross profit ratio increased to 8.7% in 2018 from 4.6% in 2017 as management focused on improving bidding and pricing.

Selling and administrative expenses were $890,000 higher in 2018 compared to 2017.  The increase is primarily due to higher professional fees, including legal expenses. Legal fees, including those related to the Pueblo aggregate lease litigation, were $1,603,000 in 2018 compared to $923,000 in 2017. As a percentage of sales, selling and administrative expenses were  8.4% in 2018 compared to 7.5% in 2017.

The current year included the net write-off of $6,840,000 of deferred development costs previously capitalized in property, plant and equipment on the Consolidated Balance Sheet or incurred in the current fiscal year. These costs included exploration of a property south of Colorado Springs to determine suitability for mining as well as costs associated with the Company’s pursuit of mining permits for the property. In April 2018 the permits were denied by the State of Colorado for the second time. See Note 16 for further discussion. The current year also included the write-off of $627,000 of royalty overpayments related to the aggregates property in Pueblo. See Note 2 for further discussion.

Gains on disposition of assets were $919,000 in 2018 including $889,000 related to the sale of the Industrial Sand Plant to an unrelated party that continued to operate the plant at its current location under a lease arrangement with the Company. Gains on disposition of assets in 2017 were $118,000.

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

Door Segment

2018 vs. 2017

The Door segment sells hollow metal doors, door frames and related hardware, wood doors, lavatory fixtures and electronic access and security systems. Nearly all of the Door segments sales are for commercial and institutional buildings such as schools and healthcare facilities. Approximately 65% to 70% of the sales of the Door segment are related to jobs obtained through a competitive bidding process. Bid prices may be higher or lower than bid prices on similar jobs in the prior year. The Door segment does not track unit sales of the various products through its accounting or management reporting, but instead tracks gross profit by job. Management relies on the trend in sales and the gross profit rate by job and in the aggregate in managing the business.

Door sales in 2018 were $1,506,000, or 8.1% higher than in 2017. The gross profit ratio in 2018 was 28.1%, up from 26.9% in 2017.

Selling and administrative expenses increased by $220,000 (7.3%) in 2018 compared to 2017. The increase was primarily due to higher compensation related expenses. As a percentage of sales, these expenses were 16.1% and 16.3% in 2018 and 2017, respectively.

HVAC Industry Group

The table below presents a summary of operating information for the two reportable segments within the HVAC industry group for the fiscal years 2018 and 2017 (amounts in thousands).

	Heating and	Evaporative
	Cooling	Cooling
2018
Revenues from external customers	$45,953	$27,525
Segment gross profit	9,937	4,939
Gross profit as percent of sales	21.6%	17.9%
Segment operating income	$613	$318
Operating income as a percent of sales	1.3%	1.2%
Segment assets as of December 29, 2018	$19,668	$9,335
Return on assets	3.1%	3.4%

	Heating and	Evaporative
	Cooling	Cooling
2017
Revenues from external customers	$42,517	$25,216
Segment gross profit	9,804	4,297
Gross profit as percent of sales	23.1%	17.0%
Segment operating income (loss)	2,140	(550)
Operating income (loss) as a percent of sales	5.0%	(2.2)%
Segment assets as of December 29, 2018	$21,543	$11,896
Return on assets	9.9%	(4.6)%

Heating and Cooling Segment

2018 vs. 2017

Sales in the Heating and Cooling segment improved $3,436,000 (8.1%) between 2018 and 2017. In 2018, approximately 70% of sales consisted of wall furnaces and heaters. Fan coils accounted for approximately 30% of the segment’s sales and other products made up less than 1%. In 2017 these shares of total segment sales were 68%, 30% and 2%, respectively. Unit sales of furnaces and heaters increased 2.2% while the average sales price increased 7.7% between 2018 and 2017. The improved average sales price is due to realization of a price increase implemented in the first half of 2018.

Fan coil sales increased 6.4% in 2018 compared to 2017. Historically, approximately 90% of the company’s sales of fan coils are custom-made systems for hotels and other commercial buildings. Fan coil sales in both 2018 and 2017 were in line with this historical experience. Fan coil jobs are obtained through a competitive bidding process. Every bid job is a unique configuration of materials and parts, therefore the company does not track units of sales or production as per unit information would not be useful in managing the business. Management focuses on the contribution margin by job, current level of sales and the sales backlog in managing the fan coil business. Contribution margin is calculated by deducting variable manufacturing costs and variable selling expenses from sales for a particular product line and is used as an internal measure of profitability for a product or product line. The fan coil contribution margin percentage was virtually static between 2018 and 2017.  Contribution margins and year-end backlog, in both years, were within acceptable ranges to management.

The Heating and Cooling segment’s gross profit ratio decreased to 21.6% in 2018 from 23.1% in 2017. The overall decline in gross profit is primarily due to increased material costs, including steel, and management’s decision to increase inventory valuation reserves as it works to streamline the number of products sold.

Selling and administrative expenses in 2018 were $1,623,000 higher than the prior year due to investments in personnel and processes to stimulate future growth. As a percentage of sales, such expenses were 19.0% in 2018 compared to 16.7% in 2017.

Evaporative Cooling Segment

2018 vs. 2017

Sales of evaporative coolers during 2018 increased  $2,309,000, approximately 9.2%, compared to the prior year. Unit sales of evaporative coolers were basically static between 2018 and 2017. Average selling prices per unit, excluding the effect of parts sales, increased 7.6%  attributable to a price increase implemented in the first half of 2018. The gross profit ratio in 2018 was 17.9% compared to 17.0% in 2017. The increase between years is mainly due to the increased selling prices combined with realization of benefits from year-end 2018 cost adjustments. Selling and administrative expenses declined 4.0% in 2018 compared to 2017. As a percentage of sales, these expenses were 15.5% and 16.7% for 2018 and 2017, respectively.

Both businesses in the HVAC group are sensitive to changes in the prices for a number of different raw materials, commodities and purchased parts. Prices of steel and copper in particular can have a significant effect on the results of operations of this group. The Company is not currently a party to any hedging arrangements with regard to steel or copper.

OUTLOOK

On February 1st, 2019, the Company sold the ready mix assets of Transit Mix Concrete Co in a cash transaction to a third party (see Note 17).  Accordingly, the Company expects consolidated sales in 2019 to be reduced by the CACS sales relative to 2018. Revenues in the remaining Door segment are dependent on the level of construction activity, which is expected to grow.

The Company’s HVAC Industry Group anticipates some growth in 2019 sales from increased fan coil sales due to continued construction spending in the lodging industry and investments made in sales and marketing during 2018. Sales of furnaces, heaters and evaporative coolers are primarily for replacement purposes and therefore are not heavily reliant on new construction. Sales of these products are generally dependent on the overall strength of the economy, especially employment levels.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission requires all registrants, including the Company, to include a discussion of “critical” accounting policies or methods used in the preparation of financial statements. We believe the following are our critical accounting policies and methods.

Goodwill and Other Intangible Assets

The Company annually assesses goodwill for potential impairment as of the last day of its fiscal year. In addition, to the extent that events occur, either involving the relevant reporting unit or in their industries, the Company revisits its assessment of the recorded goodwill to determine if impairment has occurred and should be recognized. As of December 29, 2018, the Company had recorded $7,229,000 of goodwill consisting of $6,229,000 related to the CACS reporting unit and $1,000,000 related to the Door reporting unit.

The Company follows Accounting Standards Update (ASU) 2011-08 which allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. At the end of 2018 and 2017, the Company concluded that the quantitative analysis was more appropriate than the qualitative analysis. For purposes of measuring the fair value of the CACS reporting unit the Company engages the services of an investment banking firm to assist management with the calculation. The fair value of this reporting unit is determined by applying three valuation methods. These are 1) discounted cash flow (“DCF”) valuation, 2) an analysis of comparable transactions within the industry and 3) comparable enterprise valuations of other public companies in the industry. The DCF valuation was calculated using an appropriate discount rate. The simple average of EBITDA (earnings before interest, taxes, depreciation and amortization) multiples of select transactions in the construction materials industry in the last couple of years was used for method #2 and the simple average of EBITDA multiples of select publicly traded construction materials companies comparable to CACS was used for method #3. The Company’s adoption ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) in the fourth quarter of 2017 resulted in no impairment charge. See additional discussion in Note 1.

Long-lived Assets (other than Goodwill and Intangible Assets)

The Company reviews long-lived assets by asset group for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the amount and useful life over which cash flows will occur and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available given the Company’s historical experience and internal business plans. In the first two quarters of 2018, the Company wrote off a net $6,840,000 of deferred development costs, previously reported in Property, plant and equipment in the Consolidated Balance Sheet, related to an aggregates property after the necessary mining permits were denied by the State of Colorado for the second time. See Note 16 for further discussion. During the fourth quarter of 2018 the Company wrote-off $627,000 of royalty overpayments related to the aggregate property in Pueblo currently under litigation. See Note 2 for further discussion.

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

Guidance provided by the Codification mandates that cash consideration (including sales incentives) given by a vendor to a customer is presumed to be a reduction of the selling prices of the vendor’s products or services unless both of the following conditions are met: a) the vendor receives an identifiable benefit in exchange for the consideration and b) the vendor can reasonably estimate the fair value of the benefit. Under this guidance, volume incentives and customer discounts provided to our customers are presumed to be a reduction in the selling price of our products and accordingly we record these as a reduction of gross sales. We require that our customers submit proof of both the advertisement and the cost of the advertising expenditure before we allow a deduction for cooperative advertising. Since the Company receives an identifiable and quantifiable benefit, these costs are recorded as selling and administrative expenses. These programs did not have a material effect on operations in 2018 or 2017.

Recently Issued Accounting Standards

The “Recently Issued Accounting Pronouncements” section of Note 1 discusses new accounting policies adopted by the Company since 2017 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards has an effect on our financial condition, results of operations or liquidity, the impacts are discussed in the applicable notes to the Consolidated Financial Statements.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, is not required to provide information in response to this item.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Continental Materials Corporation

Consolidated Statements of Operations

For Fiscal Years 2018 and 2017

(Amounts in thousands, except per share data)

	2018	2017

Net sales	$163,983	$152,810

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	136,176	124,715
Depreciation, depletion and amortization	2,633	2,554
Selling and administrative	26,229	22,643
Charges related to write-off of deferred development	6,840	—
Charges related to write-off of overpayment of prepaid royalties	627	—
Gain on disposition of property and equipment	(919)	(118)

Operating (loss) income	(7,603)	3,016

Interest income	76	79
Interest expense	(539)	(366)
Other income, net	25	110

(Loss) income before income taxes	(8,041)	2,839

Benefit (provision) for income taxes	2,185	(1,021)

Net (loss) income	$(5,856)	$1,818

Basic and diluted (loss) income per share	(3.45)	1.08
Average shares outstanding	1,697	1,680

The accompanying notes are an integral part of the consolidated financial statements.

Continental Materials Corporation

Consolidated Statements of Cash Flows For Fiscal Years 2018 and 2017

(Amounts in thousands)

	2018	2017

Operating activities
Net (loss) income	$(5,856)	$1,818
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,633	2,554
Write-off of deferred development costs	5,409	—
Write-off of overpayment of prepaid royalties	627	—
Deferred income tax provision	(1,798)	—
Compensation of Board of Directors paid by issuance of treasury shares	315	326
Provision for doubtful accounts	165	134
Gain on disposition of property and equipment	(919)	(118)
Changes in working capital items:
Receivables	(1,187)	(1,970)
Inventories	3,639	286
Prepaid expenses	116	(94)
Accounts payable and accrued expenses	(110)	864
Income taxes payable and refundable	(437)	682
Other	95	(95)
Net cash provided by operating activities	2,692	4,387

Investing activities:
Capital expenditures	(2,700)	(5,781)
Cash proceeds from sale of property and equipment	1,430	126
Net cash used in investing activities	(1,270)	(5,655)

Financing activities:
Borrowings on the revolving bank loan	33,100	32,100
Repayments on the revolving bank loan	(34,400)	(30,600)
Principal repayments of capital lease obligations	(30)	—
Payments to acquire treasury stock	(5)	(26)
Net cash (used) provided by financing activities	(1,335)	1,474

Net decrease in cash and cash equivalents	87	206
Cash and cash equivalents:
Beginning of period	507	301

End of period	$594	$507

Supplemental disclosures of cash flow items:
Cash paid during the year for:
Interest, net	$468	$403
Income taxes, net	50	339
Capital expenditures purchased through capital lease obligation	200	—

The accompanying notes are an integral part of the consolidated financial statements.

Continental Materials Corporation

Consolidated Balance Sheets As of December 29, 2018 and December 30, 2017

(Amounts in thousands except share data)

	December 29, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$594	$507
Receivables less allowance of $560 and $240 for fiscal 2018 and 2017, respectively	24,375	24,227
Receivable for insured losses	874	—
Inventories	16,720	20,359
Prepaid expenses	1,785	1,901
Refundable income taxes	494	57
Other current assets	2,500	—
Total current assets	47,342	47,051

Property, plant and equipment
Land and improvements	2,781	2,781
Buildings and improvements	20,158	20,574
Machinery and equipment	77,991	78,062
Mining properties	6,383	11,792
Less accumulated depreciation and depletion	(90,142)	(90,385)
	17,171	22,824

Other assets
Goodwill	7,229	7,229
Deferred income taxes	3,414	1,616
Other assets	547	3,769
	$75,703	$82,489

LIABILITIES
Current liabilities:
Revolving bank loan payable	$2,200	$3,500
Accounts payable	7,002	8,492
Accrued expenses
Compensation	2,638	2,274
Reserve for self-insured losses	2,451	1,880
Liability for unpaid claims covered by insurance	874	—
Profit sharing	1,065	1,429
Reclamation	1,061	981
Other	2,899	3,318
Total current liabilities	20,190	21,874

Accrued reclamation	5,479	5,185
Other long-term liabilities	1,258	1,108
Commitments and contingencies (Note 6)

SHAREHOLDERS’ EQUITY
Common shares, $.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,930	1,887
Retained earnings	61,131	66,987
Treasury shares, 876,409 and 892,097 at cost	(14,928)	(15,195)
	48,776	54,322
	$75,703	$82,489

The accompanying notes are an integral part of the consolidated financial statements.

Continental Materials Corporation

Consolidated Statements of Shareholders’ Equity

For Fiscal Years 2018 and 2017

(Amounts in thousands except share data)

		Common	Capital
	Common	shares	in excess	Retained	Treasury	Treasury
	shares	amount	of par	earnings	shares	shares cost
Balance at December 31, 2016	2,574,264	$643	$1,765	$65,169	903,097	$15,373
Net income	—	—	—	1,818	—	—
Compensation of Board of Directors by issuance of treasury shares	—	—	122	—	(12,000)	(204)
Purchase of treasury shares	—	—	—	—	1,000	26
Balance at December 30, 2017	2,574,264	643	1,887	66,987	892,097	15,195
Net income	—	—	—	(5,856)	—	—
Compensation of Board of Directors by issuance of treasury shares	—	—	43	—	(16,000)	(272)
Purchase of treasury shares	—	—	—	—	312	5
Balance at December 29, 2018	2,574,264	$643	$1,930	$61,131	876,409	$14,928

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), which removed the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under the ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This guidance was adopted in the fourth quarter of fiscal 2017 in connection with our annual impairment testing. No impairment charges resulted from our impairment testing.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This new revenue standard creates a single source of revenue guidance for all companies in all industries and is more principles-based than current revenue guidance. Subsequently, the FASB has issued various ASUs to provide further clarification around certain aspects of ASC 606. The Company adopted this standard in the first quarter of fiscal 2018. The adoption of this standard did not result in significant changes to the Company’s accounting policies, business processes, systems of controls, or have a material impact on its financial position, consolidated results of operations or consolidated cash flows. As such, prior period financial statements were not recast and there was no cumulative effect adjustment upon adoption. See additional discussion of the Company’s revenue recognition policies and practices below.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), requiring that the statement of cash flows explain the change in total cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. This standard was adopted by the Company in the first quarter of 2018 and did not have a material impact to the consolidated statement of cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This new standard supersedes existing lease guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. The standard will be effective for the Company in the first quarter of fiscal 2019. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which includes new transition guidance for the adoption of ASU 2016-02. Such guidance creates an additional transition method allowing entities to use the effective date of ASU 2016-02 as the date of initial application on transition. Under this method, entities will not be required to recast comparative periods when transitioning to the new guidance. Entities will also not be required to present comparative period disclosures under the new guidance in the period of adoption. The Company expects to select this new transition method upon its adoption in the first quarter of 2019. The Company is currently in the process of summarizing lease information to ensure compliance with the standard. This process is expected to continue through the effective date and will include analysis of contractual arrangements, evaluation of related disclosures and, potentially, changes/modifications to processes, accounting systems, and internal controls to ensure compliance. The Company expects that adoption of ASU 2016-02 will have a significant impact on its Consolidated Balance Sheets and disclosures, but does not anticipate a material impact on its consolidated cash flow or consolidated results of operations.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 29, 2018 and December 30, 2017 and the reported amounts of revenues and expenses during both of the two fiscal years in the period ended December 29, 2018. Actual results could differ from those estimates.

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

INVENTORIES

Inventories are valued at the lower of cost or net realizable value and are reviewed periodically for excess or obsolete stock with a provision recorded, where appropriate. Cost for inventory in the HVAC industry group is determined using the last-in, first-out (LIFO) method. These inventories represent approximately 65% of total inventories at December 29, 2018 and 77% at December 30, 2017. The cost of all other inventory is determined by the first-in, first-out (FIFO) or average cost methods. Some commodity prices such as copper, steel, cement and diesel fuel have experienced significant fluctuations in recent years. Cement and diesel fuel prices are principally relevant to the CACS segment while steel prices and copper prices are principally relevant to our two HVAC businesses. The general effect of using LIFO is that higher prices are not reflected in the inventory carrying value. Current costs are reflected in the cost of sales. The inventories of the businesses using either FIFO or an average costing method for valuing inventories turn over frequently and at any point in time the amount of cement or fuel inventory is not significant. As a result of these circumstances, the commodity fluctuations have primarily affected the cost of sales with little effect on the valuation of inventory. Due to the nature of our products, obsolescence is not typically a significant exposure, however our HVAC businesses will from time to time contend with some slow-moving inventories or parts that are no longer used due to engineering changes. At December 29, 2018 and December 30, 2017, inventory reserves were approximately 6.8% and 1.8% of the total FIFO inventory value, respectively. The increase between years is due to management’s decision to increase valuation reserves as it works to streamline the number of products sold.

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

In 2016 the Company paid $2,500,000 related to an aggregate property near Colorado Springs. As the Company negotiated with the State of Colorado to obtain the necessary mining permits the amount was held in an escrow account and is included in other assets as of December 30, 2017. During 2018 the Company was denied the mining permits by the State of Colorado for a second time. See Note 16 for additional discussion. The Company is in process of dissolving the escrow account and collecting the funds, therefore, the amount is included in other current assets as of December 29, 2018.

The Company is party to three aggregate property leases which require royalty payments. The leased gravel operation in Pueblo, Colorado is currently the subject of litigation for which the Company filed its Third Amended Complaint on November 16, 2018 in which it dropped its claim to recover royalty overpayments but seeks to recover $1,470,000 in Prepayments. The Company wrote off the remaining royalty overpayment of $627,000, previously reported as Other assets on the Consolidated Balance Sheet, as of December 29, 2018 due to filing of the Third Amended Complaint. See Note 2 for further discussion.

RETIREMENT PLANS

The Company and its subsidiaries have a contributory profit sharing retirement plan for specific employees. The plans allow qualified employees to make tax deferred contributions pursuant to Internal Revenue Code Section 401(k). The Company may make annual contributions, at its discretion, based primarily on profitability. In addition, any individuals whose compensation is in excess of the amount eligible for the Company matching contribution to the 401(k) plan as established by Section 401 of the Internal Revenue Code, participate in an unfunded Supplemental Profit Sharing Plan. This plan accrues an amount equal to the difference between the amount the person would have received as Company contributions to his account under the 401(k) plan had there been no limitations and the amount the person will receive under the 401(k) plan giving effect to the limitations. Costs under the plans are charged to operations as incurred. As of December 29, 2018 and December 30, 2017, the unfunded liabilities related to the Supplemental Profit Sharing Plan were $1,001,000 and $1,027,000, respectively.

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

GAAP also requires an entity to accrue the gross amount of a loss even if the entity has purchased insurance to cover the loss. Therefore the Company has recorded losses for workers’ compensation, automobile liability, medical plan coverage and general and product liability claims in excess of the deductible amounts, i.e., amounts covered by insurance contracts, in “Liability for unpaid claims covered by insurance” with a corresponding “Receivable for insured losses” on the balance sheet. The components of the liability represent both unpaid settlements and management’s best estimate of the future liability related to open claims. Management has evaluated the creditworthiness of our insurance carriers and determined that recovery of the recorded losses is probable and, therefore, the receivable from insurance has been recorded for the full amount of the insured losses. The amount of claims and related insured losses at December 29, 2018 was $874,000.

RECLAMATION

In connection with permits to mine properties in Colorado, the Company is obligated to reclaim the mined areas whether the property is owned or leased. The Company records a reserve for future reclamation work to be performed at its various aggregate operations based upon an estimate of the total expense that would be paid to a third party to reclaim the disturbed areas. Reclamation expense is determined during the interim periods using the units-of-production method. At each fiscal year-end, a more formal and complete analysis is performed and the expense and reserve is adjusted to reflect the estimated cost to reclaim the then disturbed and unreclaimed areas. The assessment of the reclamation liability may be done more frequently if events or circumstances arise that may indicate a change in estimated costs, recoverable material or period of mining activity. As part of the year-end analysis, the Company engages an independent specialist to assist in reevaluating the estimates of both the quantities of recoverable material and the cost of reclamation. Most of the reclamation on any mining property is generally performed concurrent with mining or soon after each section of the deposit is mined. The Company’s reserve for reclamation activities was $6,540,000 at December 29, 2018 and $6,165,000 at December 30, 2017. The Company classifies a portion of the reserve as a current liability, $1,061,000 at December 29, 2018 and $981,000 at December 30, 2017 based upon historical expenditures and the anticipated reclamation timeframe for the Pueblo aggregate operation which is still under litigation as discussed in Note 2.

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

The Company is responsible for warranties related to the manufacture of its HVAC products and estimates the future warranty claims based upon historical experience and management estimates. The Company reviews warranty and related claims activities and records provisions, as necessary. Changes in the aggregated product warranty liability for the fiscal years 2018 and 2017 were as follows (amounts in thousands):

	2018	2017
Beginning balance	$132	$118
Warranty related expenditures	(148)	(211)
Warranty expense accrued	120	225
Ending balance	$104	$132

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

The Tax Act repeals AMT and allows for all existing credit carryforwards to be used to offset regular tax liability for tax years beginning after December 31, 2017. Additionally, for tax years 2018, 2019 and 2020, to the extent that the AMT credit carryover exceeds the regular tax liability, 50% of the excess AMT credit is refundable. Any remaining credits will be fully refundable in 2021. For state tax purposes, net operating losses can be carried forward for various periods for the states that the Company is required to file in. California Enterprise Zone credits can be used through 2023 while Colorado credits can be carried forward for 7 years. The Company has established a valuation reserve related to a portion of the California Enterprise Zone credit not expected to be utilized prior to expiration.

The Company’s income tax returns are subject to audit by the Internal Revenue Service (the “IRS”) and state tax authorities. The amounts recorded for income taxes reflect the Company’s tax positions based on research and interpretations of complex laws and regulations. The Company accrues liabilities related to uncertain tax positions taken or expected to be taken in its tax returns. The Company did not identify any such uncertain tax positions as of December

29, 2018 or December 30, 2017.

CONCENTRATIONS

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables and temporary cash investments. The Company did not have any temporary cash investments in either fiscal 2018 or 2017.

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

All long-lived assets are in the United States. No customer accounted for 10% or more of total sales of the Company in fiscal 2018 or 2017. One customer in the Heating and Cooling segment accounted for 16.1% and 18.0% of consolidated accounts receivable at December 29, 2018 and at December 30, 2017, respectively.

Substantially all of the Heating and Cooling Segment’s factory employees are covered by a collective bargaining agreement through the Carpenters Local 721 Union under a contract that expires on December 31, 2022. The Company considers relations with its employees and with their union to be good.

IMPAIRMENT OF LONG-LIVED ASSETS

In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required. In the fiscal quarters ended March 31, 2018 and June 30, 2018 the Company wrote off a total of $6,840,000 of deferred development related to a granite mining property south of Colorado Springs. See Note 16 for additional discussion. The company wrote off $627,000 of royalty overpayments related to the leased gravel operation in Pueblo, Colorado as of December 29, 2018. See Note 2 for additional discussion.

FISCAL YEAR END

The Company’s fiscal year-end is the Saturday nearest December 31. Fiscal 2018 and fiscal 2017 each consisted of 52 weeks.

2. CESSATION OF MINING AT LEASED PUEBLO GRAVEL SITE

On September 15, 2016 a Partial Summary Judgment Order was issued regarding the Company’s previously disclosed litigation, Continental Materials Corporation v. Valco, Inc., Civil Action No. 2014-cv-2510, filed in the United States District Court for the District of Colorado. The suit regards a Fee Sand and Gravel Lease (“Lease”) between the Company as Lessee and Valco, Inc. (“Valco”) as Lessor that calls for the payment of royalties over the life of the Lease on an agreed 50,000,000 tons of sand and gravel reserves. In the suit the Company sought declaratory judgment and damages pursuant to the Lease on the grounds that Agreed Sand and Gravel Reserves of 50 million tons did not exist, and for other relief including return of approximately $1,470,000 in royalty payments made by the Company to Valco in excess of tonnage actually produced (“Prepayments”). Based on information obtained through discovery, the Company alleges, in addition to the abovementioned claims, nondisclosure or concealment by Valco of material facts concerning the existence of Agreed Sand and Gravel Reserves of 50 million tons, and breach of warranty concerning the same. Valco asserted counterclaims against the Company alleging breach of contract and seeking declaratory judgment regarding the Company’s refusal to make further royalty payments under the Lease. In the ordinary course of business and absent any breach by Valco, the Company is required to make quarterly royalty payments amounting to not less than $300,000 in a calendar year. In response to Valco’s breaches of contract, the Company stopped making royalty payments at the start of the 2015 calendar year.

The Company has asserted partial failure of consideration as an affirmative defense to Valco’s counterclaims to offset the alleged back-due quarterly royalty payments and the amount due on quarterly royalty payments in the future. The Partial Summary Judgment Order resolved many of the Company’s claims in Valco’s favor, but did not resolve Valco’s counterclaims or the Company’s affirmative defense. During the third quarter of 2016, the Company recorded a $632,000 write-down representing the portion of the royalty overpayment paid prior to the statutorily allowed period because of litigation risk attendant to recovering that amount. The Company sought certification of the Partial Summary Judgment Order because it and its legal counsel believe the court improperly resolved factual issues in its Partial Summary Judgment Order that should have been decided by a jury. On February 23, 2017, the Partial Summary Judgment Order was certified for immediate appeal, and all other claims, counterclaims and affirmative defenses were stayed pending the resolution of that appeal. The Company filed a notice of appeal which was denied on July 2, 2018 for lack of jurisdiction and remanded to the trial court for further proceedings. Subsequently, the trial court vacated its September 15, 2016 Partial Summary Judgment Order and set the matter for trial by jury on all issues on January 28, 2019. The Company filed its Third Amended Complaint on November 16, 2018 in which it dropped its claim to recover royalty overpayments but seeks to recover $1,470,000 in Prepayments. The Company wrote off the remaining royalty overpayment of $627,000, previously reported as Other assets on the Consolidated Balance Sheet, as of December 29, 2018 due to filing of the Third Amended Complaint. At the trial preparation conference on January 18, 2019, the court informed the parties that the trial would be rescheduled due to an ongoing shutdown of the federal government. The jury trial on all issues has been rescheduled for May 13, 2019.

The Company has paid royalties on approximately 17,700,000 tons, including the Prepayments, of the 50,000,000 tons of sand and gravel reserves through the end of the third quarter of 2014. The impact of these proceedings could have a material financial effect on the Company; however, the Company does not believe that there is a reasonable basis for estimating the financial impact, if any, of the final outcome of these proceedings and accordingly no accrual or reserve has been recorded in compliance with accounting principles generally accepted in the United States of America.

3. INVENTORIES

Inventories consisted of the following (amounts in thousands):

	December 29, 2018	December 30, 2017
Finished goods	$5,448	$8,391
Work in process	1,365	1,198
Raw materials and supplies	9,907	10,770
	$16,720	$20,359

If inventories valued on the LIFO basis were valued at current costs, inventories would be higher by $7,176,000 and   $6,677,000 at December 29, 2018 and December 30, 2017, respectively. Reductions in inventories during 2018 resulted in liquidations of LIFO quantities by charging cost of goods sold with LIFO costs significantly below current costs. By matching these older costs with current revenues, 2018 net loss decreased by approximately $968,000, net of tax.

Inventory valuation reserves at December 29, 2018 and December 30, 2017 were $1,747,000 and $518,000, respectively. The increase between years is due to management’s decision to increase reserves as it works to streamline products sold.

4. GOODWILL AND AMORTIZABLE INTANGIBLE ASSETS

As of December 29, 2018 the Company has recorded $7,229,000 of goodwill consisting of $6,229,000 related to the CACS segment and $1,000,000 related to the Door segment. The Company assesses goodwill for potential impairment at the end of each year. For the CACS segment, the Company engages the services of an investment banking firm to assist management in determining the fair value of the reporting unit. For the Door segment, the Company prepares a discounted cash flow analysis to estimate the fair value of the reporting unit. In addition, if events occur or circumstances change in the relevant reporting segments or in their industries the Company will then reassess the recorded goodwill to determine if impairment has occurred. No goodwill impairment was recognized for any of the periods presented. The valuation of goodwill and other intangibles is considered a significant estimate. Future economic conditions could negatively impact the value of the business which could trigger an impairment that would materially impact earnings.

There were no changes in recorded goodwill for either of the years ended December 29, 2018 or December 30, 2017.

5. REVOLVING BANK LOAN

The Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) effective November 18, 2011. The Company entered into the Tenth Amendment to Credit Agreement effective March 22, 2019. The Company had previously entered into nine separate amendments to the Credit Agreement. Cumulatively, the amendments were entered into by the Company to, among other things, (i) modify certain of the financial covenants, (ii) adjust the amount of the Revolving Commitment, (iii) terminate the Term Loan Commitment upon the repayment in full of the outstanding principal balance (and accrued interest thereon) of the Term Loan, (iv) modify the Borrowing Base calculation to provide for borrowing availability in respect of new Capital Expenditures, (v) decrease the interest rates on the Revolving Loans, (vi) extend the maturity date and (vii) decrease the Letter of Credit fee rate. Borrowings under the Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles, certain real estate and the common stock of all of the Company’s subsidiaries. Borrowings under the Credit Agreement bear interest based on a London Interbank Offered Rate (LIBOR) or prime rate based option.

The Credit Agreement either limits or requires prior approval by the lender of additional borrowings, acquisition of stock of other companies, purchase of treasury shares and payment of cash dividends. Payment of accrued interest is due monthly or at the end of the applicable LIBOR period.

The Credit Agreement as amended provides for the following:

•	The Revolving Commitment is $20,000,000.

•

Borrowings under the Revolving Commitment are limited to (a) 80% of eligible accounts receivable, (b) the lesser of 50% of eligible inventories and $8,500,000 plus (c) 80% of new qualifying Capital Expenditures not to exceed $5,500,000 in any fiscal year (excluding the aggregate amount of any Capital Expenditures financed with the proceeds of a Revolving Line advance).

•	The Minimum Fixed Charge Coverage Ratio is not permitted to be below 1.06 to 1.0 for each trailing twelve month period measured at the end of each Fiscal Quarter.
•	The maturity date of the credit facility is May 1, 2020.
•	Interest rate pricing for the revolving credit facility is currently LIBOR plus 2.25% or the prime rate.

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

•

EBITDA means for any Computation Period (or another time period to the extent expressly provided for in the Credit Agreement) the sum of the following with respect to the Company and its Subsidiaries each as determined in accordance with GAAP: (a) Consolidated Net Income, plus (b) federal, state and other income taxes deducted in the determination of Consolidated Net Income, plus (c) Interest Expense deducted in the determination of Consolidated Net Income, plus (d) depreciation, depletion and amortization expense deducted in the determination of Consolidated Net Income, plus (e) non-recurring fees and costs paid by the Company in respect of the following: (i) fees and due diligence costs associated with the Company’s permitted acquisitions; (ii) legal fees and costs associated with the Valco trial preparation; (iii) executive recruitment fees for the Company’s new Chief Financial Officer and Chief Operating Officer; and (iv) additional fees and costs associated with the exploration of the Company’s Hitch Rack Ranch facility in Colorado Springs, Colorado to determine the suitability for mining and the pursuit of mining permits, plus (f) any other non-cash charges and any extraordinary charges deducted in the determination of Consolidated Net Income, including any asset impairment charges (including write downs of goodwill), minus (g) any gains from Asset Dispositions, any extraordinary gains and any gains from discontinued operations included in the determination of Consolidated Net Income.

Outstanding funded revolving debt was $2,200,000 as of December 29, 2018 compared to $3,500,000 as of December 30, 2017. The highest balance outstanding during 2018 and 2017 was $9,800,000 and $10,000,000 respectively. Average outstanding funded debt was $6,058,000 and $5,909,000 for 2018 and 2017, respectively. At December 29, 2018, the Company had outstanding letters of credit (LOC) totaling $4,745,000. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the available borrowing capacity exceeded the cash needs of the Company and this situation is expected to continue for the foreseeable future.

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

The Company purchased 1,000  shares of its common stock from a former employee to become treasury stock during fiscal year 2017. There were no such purchases in fiscal year 2018. Under the 2010 Non-Employee Directors Stock Plan (the “Plan”) the Company reserved 150,000 treasury shares representing the maximum number of shares allowed to be granted to non-employee directors in lieu of the base director retainer fee. The Company issued a total of 16,000 shares to the eight eligible board members effective January 16, 2018 as full payment for their 2017 retainer fee. The Company issued a total of 12,000 shares to the eight eligible board members effective March 8, 2017 as full payment for their 2017 retainer fee.

8. EARNINGS PER SHARE

The Company does not have any common stock equivalents, warrants or other convertible securities outstanding, therefore there are no differences between the calculation of basic and diluted EPS for the fiscal years 2018 or 2017.

9. RENTAL EXPENSE, LEASES AND COMMITMENTS

The Company leases certain of its facilities and equipment and is required to pay the related taxes, insurance and certain other expenses. Rental expense was $4,044,000 and $3,779,000 for 2018 and 2017, respectively.

Future minimum rental commitments under non-cancelable operating leases for 2019 and thereafter are as follows: 2019 – $1,827,000; 2020 – $1,495,000; 2021 – $1,400,000; 2022 – $1,360,000; 2023 – $823,000 and thereafter – $1,323,000. The commitments do not include any amounts related to minimum royalty payments due on a contested aggregates property lease in conjunction with the Pueblo, Colorado operation as discussed in Note 2. The commitments do include amounts expected to be reimbursed to the Company by related party tenants as discussed in Note 13. These related party amounts for 2019 and thereafter are as follows: 2019 – $143,000;  2020 – $145,000;  2021 – $147,000;  2022 – $150,000;  2023 – $152,000 and thereafter – $579,000.

10. RETIREMENT PLANS

As discussed in Note 1, the Company maintains a defined contribution retirement benefit plan for eligible employees. Total plan expenses charged to continuing operations were $951,000 and $1,537,000 in 2018 and 2017, respectively.

11. CURRENT ECONOMIC CONDITIONS

Construction activity in the Colorado Springs, Colorado vicinity is expected to continue to rise from the levels seen during 2018.  Pricing is expected to increase although slow some from prior years as material costs are expected to level off compared to increases seen in the past couple of years. Pricing on larger bid jobs will remain competitive.

The markets for products manufactured or fabricated by the Heating and Cooling, Evaporative Cooling and Door segments are expected to remain fairly constant compared with the 2018 levels although sales of fan coils in the Heating and Cooling segment are anticipated to grow as construction spending in the lodging industry continues to increase during 2019. As has historically been the case, sales of all segments, other than the Door segment, are influenced by weather conditions.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted in the United States. The Tax Act significantly revised the U.S. tax code by, among other items, reducing the Company’s federal tax rate from 34% to 21%, providing for the full expensing of certain depreciable property and eliminating the corporate alternative minimum tax (AMT). In accordance with GAAP, the Company recorded a $27,000 income tax benefit for the period ending December 30, 2017, primarily related to the re-measurement of the Company’s deferred tax items.

The (benefit) provision for income taxes is summarized as follows (amounts in thousands):

	2018	2017
Federal: Current	$(387)	$988
Deferred	(1,454)	27
State: Current	1	32
Deferred	(345)	(26)
	$(2,185)	$1,021

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

	2018	2017
Statutory tax rate	(21.0)%	34.0%
Percentage depletion	(0.9)	(4.7)
Non-deductible expenses	0.4	1.7
Valuation allowance for tax assets	1.2	2.5
State income taxes, net of federal benefit	(4.5)	2.0
Domestic production deduction	—	(0.3)
Revaluation of deferred items for new Tax Act	—	(1.0)
Other	(2.4)	1.8
	(27.2)%	36.0%

For financial statement purposes, deferred tax assets and liabilities are recorded at a blend of the current statutory federal and states’ tax rates – 25.74%. The principal temporary differences and their related deferred taxes are as follows (amounts in thousands):

	2018	2017
Deferred tax assets
Reserves for self-insured losses	$466	$328
Accrued reclamation	1,445	1,386
Unfunded supplemental profit sharing plan liability	263	275
Asset valuation reserves	685	293
Future state tax credits	833	863
Net state operating loss carryforwards	226	126
Federal AMT carryforward	387	620
Federal NOL carryforward	468	—
Other	700	701
	5,473	4,592
Deferred tax liabilities
Depreciation	1,200	859
Deferred development	116	1,298
Prepaid royalties	—	161
Other	443	458
	1,759	2,776
Net deferred tax asset before valuation allowance	3,714	1,816
Valuation allowance
Beginning balance	(200)	(130)
(Increase) decrease during the period	(100)	(70)
Ending Balance	(300)	(200)
Net deferred tax asset	$3,414	$1,616

The deduction of charitable contributions made during 2018 and 2017 was limited by the level of taxable income; however, no valuation reserve was established for the amount carried forward as the Company expects to be able to utilize these deductions in future years. The Tax Act repeals AMT and allows any existing AMT credit carryforwards to be used to offset regular tax obligations for a three year period beginning in 2018. Any AMT credit carryforwards that are not utilized to offset regular tax obligations will be 100 percent refundable by 2021. For State purposes, net operating losses can be carried forward for various periods for the states that the Company is required to file in. Of the $833,000 of state tax credits recorded by the Company at December 29, 2018, $792,000 relates to California Enterprise Zone hiring credits earned in prior years. California has repealed the credit and limited its use to tax years through 2023. At December 29, 2018 and December 30, 2017 the Company carried valuation reserves of $430,000  ($300,000 tax effected) and $303,000  ($200,000), respectively, related to the carry forward of the California Enterprise Zone hiring credits due to the uncertainty that the Company will be able to utilize the credits prior to their expiration in 2023.

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

As a result of the evaluation of the realizability of our deferred tax assets as of December 29, 2018, we concluded that it was more likely than not that all of our deferred tax assets would be realized to the extent not reserved for by a valuation allowance.

The Company accounts for uncertainty in income taxes recognized in its financial statements by applying GAAP’s recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The financial statement effects of a tax position are initially recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon effective settlement with a taxing authority. There were no unrecognized tax benefits at either December 29, 2018 or December 30, 2017.

We file income tax returns in the United States Federal and various state jurisdictions. Federal and state income tax returns are subject to examination based upon the statute of limitations in effect for the various jurisdictions.

13. RELATED PARTY TRANSACTIONS

A director of the Company is a partner in a law firm engaged to represent the Company in various legal matters including the lawsuit filed by the Company related to the sand and gravel lease discussed in Note 2. For the year ending December 29, 2018 the Company has paid the director’s firm $474,000 for services rendered. During fiscal 2017 the same director’s firm was paid $510,000.

The corporate office leases space in Chicago, Illinois that is shared with three organizations related to the Company’s principal shareholders. Each of the organizations pays its pro-rata share of rent and other expenses based on a square footage allocation. See Note 9 for additional discussion. Furthermore, the Company purchases insurance coverage for workers’ compensation, general and umbrella liability together with another company controlled by the Company’s principal shareholders to minimize insurance costs. Allocation of the expense of the program is either provided by the underwriter or based upon a formula that considers, among other things, sales levels, loss exposure and claim experience. Claims under the self-insured portion of the policies are charged directly to the incurring party. Amounts receivable from these organizations at December 29, 2018 and December 30, 2017 were $28,000 and $14,000, respectively.

14. UNAUDITED QUARTERLY FINANCIAL DATA

The following table and footnotes provide summarized unaudited fiscal quarterly financial data for 2018 and 2017 (amounts in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2018
Sales	$36,873	$43,300	$40,978	$42,832
Gross profit	5,528	8,205	6,233	7,841
Depreciation, depletion and amortization	676	707	682	568
Net (loss) income	(6,193)	2,113	(1,236)	(540)
Basic and Diluted (loss) income per share	(3.65)	1.24	(0.73)	(0.32)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2017
Sales	$34,103	$39,887	$38,627	$40,193
Gross profit	6,031	8,153	7,201	6,710
Depreciation, depletion and amortization	638	677	617	622
Net income	(422)	1,028	835	377
Basic and Diluted income per share	(0.25)	0.61	0.50	0.22

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

The following table presents information about reported segments for the fiscal years 2018 and 2017 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

	Construction Products Industry			HVAC Industry
	Concrete,
	Aggregates &		Combined	Heating			Unallocated
	Construction		Construction	and	Evaporative	Combined	Corporate
	Supplies	Doors	Products	Cooling	Cooling	HVAC	(a)	Total
Year Ended December 29, 2018
Revenues from external customers	$70,246	$20,158	$90,404	$45,953	$27,525	$73,478	$101	$163,983
Depreciation, depletion and amortization	1,462	171	1,633	588	361	949	51	2,633
Operating (loss) income	(6,717)	2,233	(4,484)	613	318	931	(4,050)	(7,603)
Segment assets	35,351	8,003	43,354	19,668	9,335	29,003	3,346	75,703
Capital expenditures	1,672	119	1,791	752	312	1,064	45	2,900

	Construction Products Industry			HVAC Industry
	Concrete,
	Aggregates &		Combined	Heating			Unallocated
	Construction		Construction	and	Evaporative	Combined	Corporate
	Supplies	Doors	Products	Cooling	Cooling	HVAC	(a)	Total
Year Ended December 30, 2017
Revenues from external customers	$66,407	$18,652	$85,059	$42,517	$25,216	$67,733	$18	$152,810
Depreciation, depletion and amortization	1,405	152	1,557	550	409	959	38	2,554
Operating income (loss)	2,656	1,861	4,517	2,140	(550)	1,590	(3,091)	3,016
Segment assets	39,020	7,360	46,380	21,543	11,896	33,439	2,670	82,489
Capital expenditures	4,566	135	4,701	804	230	1,034	46	5,781

(a)	Includes unallocated corporate office expenses and assets which consist primarily of cash and cash equivalents, prepaid expenses, property, plant and equipment.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last annual report.

16.  WRITE OFF OF DEFERRED DEVELOPMENT

During July 2015, TMC began development of a granite mining property south of Colorado Springs. Prior to beginning the development process, the Company deposited $2,500,000 in an escrow account per agreement with the land owner. This amount was previously included in Other long-term assets on the Consolidated Balance Sheet. The development costs included drilling the property to ascertain its suitability for mining, engineering studies and legal expenses related to the preparation of TMC’s application to obtain the required mining permits from the State of Colorado and El Paso County.

TMC made its initial application for a mining permit from the state of Colorado in 2016. TMC filed its second application to the state in November 2017, which was rejected on April 26, 2018.  The Company wrote off all capitalized costs associated with the permit application in the first quarter of 2018. As of December 30, 2017 the Company had capitalized $5,430,000 of deferred development which was included in Property, plant and equipment on the Consolidated Balance Sheet. As of March 31, 2018 TMC had invested $6,308,000 in the project. This amount plus an estimated $626,000 of additional expenses incurred during April 2018, a total of $6,934,000, was written off as of March 31, 2018. During the second quarter of 2018, final billings and adjustments related to the permit application resulted in a net recovery of $94,000 reducing the total write-off to $6,840,000 as of June 30, 2018.

As of December 29, 2018 the $2,500,000 escrow balance mentioned above was included in Other current assets as the Company has begun the process to settle the account and recover the funds.

17.  SUBSEQUENT EVENT – SETTLEMENT RECEIPT

On January 15, 2019, the Company reached an amicable resolution to a business dispute by way of a settlement agreement. Pursuant to the settlement agreement, the Company received $15,000,000. The other party and the Company further agreed to set up a joint escrow account to support certain conditions in the agreement. The Company’s contribution to the escrow account was $200,000. The Settlement Agreement does not contain any admission of liability, wrongdoing, or responsibility by any of the parties.

18. SUBSEQUENT EVENT – DISPOSITION OF ASSETS

On February 1, 2019, the Company sold substantially all of the real property, tangible personal property and executory contracts of the Transit Mix Concrete Company ready-mix business to Aggregate Industries — WCR, Inc. (the Buyer), a Colorado corporation for $27,129,000.  The purchase price was paid to the Company on the Closing Date less certain amounts to be held in escrow, as provided in the Asset Purchase Agreement (Purchase Agreement), to secure the Company’s obligations to pay its working capital adjustment and indemnification obligations under the Purchase Agreement. The escrow also retained additional amounts to be held pending the subdivision of certain real property to be sold to the Buyer at a subsequent date as included in the Purchase Agreement.

Among other things, the Purchase Agreement includes customary representations, warranties, covenants and indemnities of the Company and of the Buyer, including a customary agreement by the Company not to compete for five years after the Closing Date in the manufacture, sale, distribution and/or supply of ready mix concrete or similar products or services within Colorado Springs or Pueblo, Colorado, or the area within a 150 mile radius from the city limits of the two cities.  Additionally, as part of the Purchase Agreement, the Company agreed to change the corporate name of Transit Mix Concrete to a name which does not include “Transit Mix Concrete”.

The Company retained the aggregates operations and retail building materials business of Transit Mix and all related assets and liabilities. These operations include the Pike View quarry business located in Colorado Springs, the aggregates mining business located in Pueblo, the sand and gravel mining business located in Fremont County, and the retail building materials business at sites located in Colorado Springs and Pueblo.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders

Continental Materials Corporation

Chicago, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Continental Materials Corporation as of December 29, 2018 and December 30, 2017, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the two-year period then ended, and the related notes and schedule listed in the Form 10-K Index at Part IV, Item 15 (a)2 (collectively referred to as the financial statements).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended in conformity with accounting principles generally accepted in the United States of America

Basis for Opinion

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

March 28, 2019

Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) as of December 29, 2018. The Chief Executive Officer and Chief Financial Officer, based on that evaluation, concluded that our disclosure controls and procedures are effective and were reasonably designed to ensure that all material information relating to the Company (including its subsidiaries) required to be disclosed in our reports filed and submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Commission.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (1992). Based on this assessment, management concluded that, as of December 29, 2018, the Company’s internal control over financial reporting is effective. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.

As of December 29, 2018, the Company was not an “accelerated filer” as defined in Rule 12b-2 under the Exchange Act. Accordingly, pursuant to SEC rules and regulations, the Company is not required to include, and this Annual Report on Form 10-K does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We are required to annually reassess our status as a “smaller reporting company” as of the end of our fiscal year to determine whether we will be required to provide Management’s Annual Report on Internal Control Over Financial Reporting and the associated report of our independent registered public accounting firm in our Annual Report.

Changes in Internal Control Over Financial Reporting

As noted above, the Company continually reassesses its internal control over financial reporting and makes changes as deemed prudent. No material weaknesses were identified in the review, therefore no changes in the Company’s internal controls over financial reporting occurred during the quarter ended December 29, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.    OTHER INFORMATION

The Company does not have any information, not already reported, that is required to be reported on Form 8-K during the fourth quarter of the year covered by this Form 10-K.

PART III

Items 10 through 14 of Part III have been omitted from this Annual Report because the registrant expects to file, not later than 120 days following the close of its fiscal year ended December 29, 2018, its definitive 2019 proxy statement. The information required by Items 10 through 14 of Part III will be included in that proxy statement and such information is hereby incorporated by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1	The following financial statements are included in Item 8 of Part II:
Consolidated statements of income for fiscal years 2018 and 2017
Consolidated statements of cash flows for fiscal years ended 2018 and 2017
Consolidated Balance Sheets as of December 29, 2018 and December 30, 2017
Consolidated statements of shareholders’ equity for fiscal years 2018 and 2017

(a) 2	The following is a list of financial statement schedules filed as part of this Annual Report:

Schedule II Valuation and Qualifying Accounts & Reserves For the Fiscal Years 2018 and 2017

All other schedules are omitted because they are not applicable or the information is shown in the financial statements or notes thereto.

(a) 3	The following is a list of all exhibits filed as part of this Annual Report:

Exhibit 2.1

Asset Purchase Agreement, dated February 1, 2019, by and among Continental Materials Corporation, Castle Concrete Company, Transit Mix Concrete Company, Transit Mix of Pueblo, Inc., Daniels Sand Company and Aggregate Industries – WCR, Inc. filed as Exhibit 10.1 to Form 8-K filed February 1, 2019 incorporated herein by reference.

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

Exhibit 10

Amended and Restated Credit Agreement dated November 18, 2011 among Continental Materials Corporation, as the Company (borrower), The Various Financial Institutions Party Thereto, as Lenders, and The PrivateBank and Trust Company, as Administrative Agent and Arranger, filed as Exhibit 10 to Form 10-Q for the quarter ended October 1, 2011, incorporated herein by reference; First Amendment thereto dated March 21, 2013 filed as Exhibit 10 to Form 10-K for the fiscal year ended December 29, 2012; Second Amendment thereto dated March 20, 2014 filed as Exhibit 10 to Form 10-K for the fiscal year ended December 28, 2013; Third Amendment thereto dated June 28, 2014 filed as Exhibit 10 to Form 10-Q for the quarter ended June 28, 2014; Fourth Amendment thereto dated November 13, 2014 filed as Exhibit 10 to Form 10-Q for the quarter ended September 27, 2015; Fifth Amendment thereto dated March 20, 2015 filed as Exhibit 10 to Form 10-K for the fiscal year ended January 2, 2016; Sixth Amendment thereto dated August 8, 2015 filed as Exhibit 10 to Form 10-Q for the quarter ended October 3, 2015; Seventh Amendment thereto dated March 24, 2016 filed as Exhibit 10 to Form 10-K for the fiscal year ended January 2, 2016; Eighth Amendment thereto dated May 27, 2017 filed as Exhibit 10 to Form 10-K for the quarter ended July 1, 2017; Ninth Amendment thereto dated May 15, 2018 filed as Exhibit 10 to Form 10-K for the quarter ended March 31, 2018 and the Tenth Amendment thereto dated March 27, 2019 filed as Exhibit 10 to this Form 10-K for the fiscal year ended December 29, 2018.

Exhibit 10a	Fee Sand and Gravel Lease Between Valco, Inc. And Continental Materials Corporation filed as Exhibit 2C to Form 8-K filed November 4, 1996, incorporated herein by reference.

Exhibit 10b	Form of Supplemental Deferred Compensation Agreement filed as Exhibit 10 to Form 10-Q for the quarter ended July 1, 1983, incorporated herein by reference.*

Exhibit 10c	Continental Materials Corporation Employees Profit Sharing Retirement Plan, 2009 Amendment and Restatement filed as Exhibit 10c to Form 10-K for the year ended January, 2, 2010.*

Exhibit 10d	Continental Materials Corporation Deferred Compensation Plan filed as Exhibit 10.1 to Form 8-K filed December 17, 2018, incorporated herein by reference.*

Exhibit 21	Subsidiaries of Registrant (filed herewith).

Exhibit 23	Consent of Independent Registered Public Accounting Firm (filed herewith).

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

Exhibit 101

The following financial information from the Company’s Annual Report for the fiscal year ended December 29, 2018 filed with the SEC on March 28, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations for the fiscal years 2018 and 2017, (ii) the Consolidated Statements of Cash Flows for the fiscal years 2018 and 2017, (iii) the Consolidated Balance Sheets as of December 29, 2018 and December 30, 2017, (iv) the Consolidated Statements of Shareholders’ Equity for fiscal years 2018 and 2017, and (v) Notes to Consolidated Financial Statements.

*     Compensatory plan or arrangement

Item 16.       FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION
Registrant

By:	/S/Paul Ainsworth
Paul Ainsworth, Vice President, Secretary and Chief Financial Officer

Date:  March 28, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY(IES)	DATE

/S/ James G. Gidwitz	Chief Executive Officer and a Director
James G. Gidwitz	(Principal Executive Officer)	March 28, 2019

/S/ Paul Ainsworth	Vice President, Secretary and Chief Financial Officer
Paul Ainsworth	(Principal Financial and Accounting Officer)	March 28, 2019

/S/ Thomas H. Carmody
Thomas H. Carmody	Director	March 28, 2018

/S/ Ralph W. Gidwitz
Ralph W. Gidwitz	Director	March 28, 2019

/S/ Scott Gidwitz
Scott Gidwitz	Director	March 28, 2019

/S/ Steven Gidwitz
Steven Gidwitz	Director	March 28, 2019

/S/ Theodore R. Tetzlaff
Theodore R. Tetzlaff	Director	March 28, 2019

/S/ Peter E. Thieriot
Peter E. Thieriot	Director	March 28, 2019

/S/ Darrell M. Trent
Darrell M. Trent	Director	March 28, 2019

CONTINENTAL MATERIALS CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (c) (e)

for the fiscal years 2018 and 2017

COLUMN A	COLUMN B	COLUMN C(1)	COLUMN D		COLUMN E
	Balance at	Additions
	Beginning of	Charged to Costs	Deductions -		Balance at End of
Description	Period	and Expenses	Describe		Period
Year 2018
Allowance for doubtful accounts (c)	$240,000	$165,000	$(155,000)	(a)	$560,000
Inventory valuation reserve (c)	$518,000	$1,544,000	$315,000	(b)	$1,747,000
Reserve for self-insured losses	$1,881,000	$5,483,000	$4,913,000	(d)	$2,451,000

Year 2017
Allowance for doubtful accounts (c)	$220,000	$134,000	$114,000	(a)	$240,000
Inventory valuation reserve (c)	$312,000	$282,000	$76,000	(b)	$518,000
Reserve for self-insured losses	$1,861,000	$5,034,000	$5,014,000	(d)	$1,881,000

Notes:

(a)	Accounts written off, net of recoveries.

(b)	Amounts written off upon disposal of assets.

(c)	Reserve deducted in the balance sheet from the asset to which it applies.

(d)	Payments of self-insured claims including healthcare claims accrued and paid in connection with the Company’s self-insured employee healthcare benefit plan.

(e)	Column C (2) has been omitted as the answer would be “none”.