Form 10-Q
period 2019-03-30
CONTINENTAL MATERIALS CORP
filed 2019-05-14
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2019

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act).  Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CUO	NYSE American

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.25 par value, shares outstanding at May 10, 2019: 1,715,487.

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 30, 2019 AND DECEMBER 29, 2018

(000’s omitted except share data)

	MARCH 30, 2019	DECEMBER 29,
	(Unaudited)	2018
ASSETS
Current assets:
Cash and cash equivalents	$35,421	$594
Receivables, net	15,053	15,321
Receivable for insured losses	875	874
Inventories
Finished goods	7,481	5,448
Work in process	1,414	1,365
Raw materials and supplies	4,538	7,993
Prepaid expenses	2,066	1,785
Refundable income taxes	—	494
Other current assets	4,549	2,500
Other current assets held for sale	—	10,968
Total current assets	71,397	47,342

Property, plant and equipment	9,972	10,431

Right-of use assets	5,114	—
Goodwill	1,000	1,000
Deferred income taxes	2,353	3,414
Other long-term assets	773	448
Other assets held for sale	—	13,068
	$90,609	$75,703

LIABILITIES
Current liabilities:
Revolving bank loan payable	$800	$2,200
Accounts payable and accrued expenses	11,617	13,316
Short-term lease liabilities	933
Liability for unpaid claims covered by insurance	875	874
Income taxes payable	3,373	—
Other current liabilities held for sale	—	3,800
Total current liabilities	17,598	20,190

Long-term lease liabilities	4,240	—
Other long-term liabilities	6,301	6,445
Other long-term liabilities held for sale	—	292
Commitments and contingencies (Note 6)

SHAREHOLDERS’ EQUITY
Common shares, $.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	2,013	1,930
Retained earnings	74,453	61,131
Treasury shares, 858,777 and 876,409 at cost	(14,639)	(14,928)
	62,470	48,776
	$90,609	$75,703

See notes to condensed consolidated financial statements.

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE THREE MONTHS ENDED MARCH 30, 2019 AND MARCH 31, 2018

(Unaudited)

(000’s omitted except per-share amounts)

	MARCH 30,	MARCH 31,
	2019	2018

Net sales	$22,528	$23,410

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	17,847	18,404
Depreciation, depletion and amortization	519	405
Selling and administrative	6,792	5,190
Charges related to write-off of deferred development	—	6,934
Gain on legal settlement	(15,000)	—
Gain on disposition of property and equipment	(5)	—
	10,153	30,933

Operating income (loss)	12,375	(7,523)

Interest income	149	24
Interest expense	(71)	(108)
Other income, net	13	19
Income (loss) from continuing operations before income taxes	12,466	(7,588)
Provision (benefit) for income taxes	3,366	(1,898)
Income (loss) from continuing operations	9,100	(5,690)
Income (loss) from discontinued operations net of income tax provision of $1,562 and benefit of $167	4,222	(503)

Net income (loss)	13,322	(6,193)

Retained earnings, beginning of period	61,131	66,987

Retained earnings, end of period	$74,453	$60,794

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	5.33	(3.35)
Income (loss) from discontinued operations	2.47	(0.30)
Basic and diluted income (loss) per share:	$7.80	$(3.65)
Average shares outstanding	1,709	1,696

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 30, 2019 AND MARCH 31, 2018

(Unaudited)

(000’s omitted)

	MARCH 30,	MARCH 31,
	2019	2018
Net cash provided (used) by continuing operations	$11,624	$(1,615)
Net cash provided by discontinued operations	(15)	16
Net cash provided (used) by operating activities	11,609	(1,599)

Investing activities:
Capital expenditures by continuing operations	(63)	(411)
Capital expenditures by discontinued operations	(172)	(289)
Cash proceeds from sale of discontinued operations	24,927	—
Cash proceeds from sale of property and equipment	5	—
Net cash provided (used) in investing activities	24,697	(700)

Financing activities:
Borrowings on the revolving bank loan	4,050	9,900
Repayments on the revolving bank loan	(5,450)	(7,700)
Repayments of finance lease obligations	(10)	—
Payments to acquire treasury stock	(69)	—
Net cash (used) provided by financing activities	(1,479)	2,200

Net increase (decrease) in cash and cash equivalents	34,827	(99)
Cash and cash equivalents:
Beginning of period	594	507

End of period	$35,421	$408

Supplemental disclosures of cash flow items:
Cash paid during the year for:
Interest, net	$72	$104
Income taxes, net	—	—

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(000’s omitted, except share data)

Three Months ended March 30, 2019
		Common	Capital
	Common	shares	in excess	Retained	Treasury	Treasury
	shares	amount	of par	earnings	shares	shares cost	Total
Balance at December 29, 2018	2,574,264	$643	$1,930	$61,131	876,409	$(14,928)	$48,776
Net income	—	—	—	13,322	—	—	13,322
Compensation of Board of Directors by issuance of treasury shares	—	—	83	—	(21,000)	358	441
Purchase of treasury shares	—	—	—	—	3,368	(69)	(69)
Balance at March 30, 2019	2,574,264	$643	$2,013	$74,453	858,777	$(14,639)	$62,470

Three Months ended March 31, 2018
		Common	Capital
	Common	shares	in excess	Retained	Treasury	Treasury
	shares	amount	of par	earnings	shares	shares cost	Total
Balance at December 30, 2017	2,574,264	$643	$1,887	$66,987	892,097	$(15,195)	$54,322
Net loss	—	—	—	(6,193)		—	(6,193)
Compensation of Board of Directors by issuance of treasury shares	—	—	43	—	(16,000)	271	314
Purchase of treasury shares	—	—	—	—	112	—	—
Balance at March 31, 2018	2,574,264	$643	$1,930	$60,794	876,209	$(14,924)	$48,443

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

NOTES TO THE QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 30, 2019

(Unaudited)

1.    Significant Accounting Policies:

Basis of Presentation:

The unaudited interim condensed consolidated financial statements included herein are prepared pursuant to the Securities and Exchange Commission (the “Commission”) rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual consolidated financial statements have been omitted. The condensed consolidated balance sheet of Continental Materials Corporation (the “Company”) as of December 29, 2018 has been derived from the audited consolidated balance sheet of the Company as of that date. The interim condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K. In the opinion of management, the condensed consolidated financial statements include all adjustments (none of which were other than normal recurring adjustments) necessary for a fair statement of the results for the interim periods and to ensure the financial statements are not misleading. Certain reclassifications have been made to the 2018 consolidated financial statements to conform to the 2019 presentation. The reclassifications had no effect on the consolidated results of operations, the net decrease in cash or the total assets, liabilities or shareholders’ equity of the Company. During the quarter ended March 30, 2019 the Company sold substantially all of the assets of Transit Mix Concrete Company’s ready-mix business and Daniels sand operation. The assets and liabilities related to these operations are presented as held for sale in accordance with generally accepted accounting principles. See Note 15. Accordingly, the operations of these businesses are presented as discontinued operations for all periods presented.

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

Leases

Effective December 30, 2018 (the beginning of fiscal 2019) the Company adopted ASU No. 2016-02, “Leases (Topic 842),” which superseded Topic 840, “Leases”. As allowed under the new accounting standard, the Company elected to apply practical expedients to carry forward the original lease determinations, lease classifications and accounting of initial direct costs for all asset classes at the time of adoption. The Company also elected not to separate lease components from non-lease components for asset categories, except office space, and to exclude short-term leases from its Consolidated Balance Sheet. For the office space lease category the election was made to report lease and non-lease components separately as the non-lease components are billed and paid separately and are not a fixed amount over the lease term. The implicit discount rate of leases is used to calculate present values when available. When an implicit discount rate is not readily available an incremental borrowing rate is used to calculate present values.

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

The Company’s income tax returns are subject to audit by the Internal Revenue Service (the “IRS”) and state tax authorities. The amounts recorded for income taxes reflect the Company’s tax positions based on research and interpretations of complex laws and regulations. The Company accrues liabilities related to uncertain tax positions taken or expected to be taken in its tax returns. The Company did not identify any such uncertain tax positions as of March 30, 2019 or December 29, 2018.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which superseded Topic 840, “Leases”. The new accounting standard was effective for the Company beginning on December 30, 2018 (the beginning of fiscal 2019) and required the recognition on the balance sheet of right-of-use assets (ROU) and lease liabilities for all long-term leases, including operating leases. The Company elected the optional transition method and adopted the new guidance on December 30, 2018 on a modified retrospective basis with no restatement of prior period amounts. As allowed under the new accounting standard, the Company elected to apply practical expedients to carry forward the original lease determinations, lease classifications and accounting of initial direct costs for all asset classes at the time of adoption. The Company also elected not to separate lease components from non-lease components for most asset categories and to exclude short-term leases from its Consolidated Balance Sheet. The Company’s adoption of the new standard resulted in the recognition of ROUs of $5,353,000 and liabilities of $5,427,000 related to operating leases, with no material cumulative effect adjustment to equity as of the date of adoption. In connection with the adoption of this guidance, as required, the Company reclassified deferred rent liabilities as reductions to lease assets. Adoption of the new standard did not have a material impact on the Company’s Consolidated Statements of Income or Cash Flows. See Note 13.

There are no other significant prospective accounting pronouncements that are expected to have a material effect on the Company’s consolidated financial statements.

5.    Operating results for the first three months of 2019 are not necessarily indicative of performance for the entire year due to the seasonality of most of the Company’s products. Historically, sales of the Evaporative Cooling segment are higher in the first and second quarters, sales of the Concrete, Aggregates and Construction Supplies (CACS) segment are higher in the second and third quarters and sales of furnaces in the Heating and Cooling segment are higher in the third and fourth quarters. Sales of the Door segment are generally more evenly spread throughout the year.

6.    There is no difference in the calculation of basic and diluted earnings per share (EPS) for the three-month periods ended March 30, 2019 and March 31, 2018 as the Company does not have any dilutive instruments.

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

The Heating and Cooling segment primarily produces and sells gas-fired wall furnaces, console heaters and fan coils from the Company’s wholly-owned subsidiary, Williams Furnace Co. (WFC) of Colton, California. The Evaporative Cooling segment primarily produces and sells evaporative coolers from the Company’s wholly-owned subsidiary, Phoenix Manufacturing, Inc. (PMI) of Phoenix, Arizona. Sales of these two segments are nationwide, but are concentrated in the southwestern United States. Concrete, aggregates and construction supplies were offered from numerous locations along the Southern Front Range of Colorado operated by the Company’s wholly-owned subsidiaries Castle Concrete Company and Transit Mix Concrete Co., of Colorado Springs and Transit Mix of Pueblo, Inc. of Pueblo, Colorado (the three companies collectively are referred to as TMC). On February 1, 2019 the Company sold the assets of the ready-mix and Daniels sand operations of TMC, previously reported in the CACS segment. The Company retained the remaining aggregates operations and the construction supply business, and the associated assets and liabilities, which were rebranded as Castle Aggregates and Castle Rebar & Supply, respectively. See additional discussion of the discontinued operations in Note 15. The Door segment sells hollow metal and wood doors, door frames and related hardware, lavatory fixtures and electronic access and security systems from the Company’s wholly-owned subsidiary, McKinney Door and Hardware, Inc. (MDHI), which operates out of facilities in Pueblo and Colorado Springs, Colorado. Sales of these two segments are highly concentrated in the Southern Front Range of Colorado although door sales are also made throughout the United States.

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

The following table presents information about reported segments for the three-month periods ended March 30, 2019 and March 31, 2018 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

	Construction Products Industry			HVAC Industry
	Concrete,
	Aggregates &		Combined	Heating		Combined
	Construction		Construction	and	Evaporative	HVAC	Unallocated	Held for
	Supplies	Doors	Products	Cooling	Cooling	Products	Corporate	Sale	Total
Three Months ended March 30, 2019
Revenues from external customers	$1,554	$4,242	$5,796	$10,345	$6,376	$16,720	$11	$—	$22,528
Depreciation, depletion and amortization	52	43	96	303	107	411	13	—	519
Operating income (loss)	14,044	379	14,423	(216)	(265)	(481)	(1,567)	—	12,375
Segment assets	11,760	6,805	18,565	18,019	12,152	30,171	41,873	—	90,609
Capital expenditures	—	19	19	44	—	44	—	—	63

	Construction Products Industry			HVAC Industry
	Concrete,
	Aggregates &		Combined	Heating		Combined
	Construction		Construction	and	Evaporative	HVAC	Unallocated	Held for
	Supplies	Doors	Products	Cooling	Cooling	Products	Corporate	Sale	Total
Three Months ended March 31, 2018
Revenues from external customers	$1,601	$4,296	$5,897	$10,993	$6,516	$17,509	$4	$—	$23,410
Depreciation, depletion and amortization	85	40	125	162	107	269	11	—	405
Operating income (loss)	(7,252)	438	(6,814)	571	(256)	315	(1,024)	—	(7,523)
Segment assets (a)	11,315	8,003	19,318	19,668	9,335	29,003	3,346	24,036	75,703
Capital expenditures	62	33	95	200	65	265	51	—	411

(a)	Segment assets are as of December 29, 2018.
(b)	Capital expenditures are presented on the accrual basis of accounting.

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

The Company has asserted partial failure of consideration as an affirmative defense to Valco’s counterclaims to offset the alleged back-due quarterly royalty payments and the amount due on quarterly royalty payments in the future. The Partial Summary Judgment Order resolved many of the Company’s claims in Valco’s favor, but did not resolve Valco’s counterclaims or the Company’s affirmative defense. During the third quarter of 2016, the Company recorded a $632,000 write-down representing the portion of the royalty overpayment paid prior to the statutorily allowed period because of litigation risk attendant to recovering that amount. The Company sought certification of the Partial Summary Judgment Order because it and its legal counsel believe the court improperly resolved factual issues in its Partial Summary Judgment Order that should have been decided by a jury. On February 23, 2017, the Partial Summary Judgment Order was certified for immediate appeal, and all other claims, counterclaims and affirmative defenses were stayed pending the resolution of that appeal. The Company filed a notice of appeal which was denied on July 2, 2018 for lack of jurisdiction and remanded to the trial court for further proceedings. Subsequently, the trial court vacated its September 15, 2016 Partial Summary Judgment Order and set the matter for trial by jury on all issues on January 28, 2019. The Company filed its Third Amended Complaint on November 16, 2018 in which it dropped its claim to recover royalty overpayments but continued to seek to recover $1,470,000 in Prepayments. The Company wrote off the remaining royalty overpayment of $627,000, previously reported as Other assets on the Consolidated Balance Sheet, as of December 29, 2018 due to filing of the Third Amended Complaint. At the trial preparation conference on January 18, 2019, the court informed the parties that the trial would be rescheduled due to an ongoing shutdown of the federal government. The jury trial on all issues was then rescheduled for May 13, 2019. On April 30, 2019 the court entered an order stating: “Due to a conflict in the Court’s calendar, the trial preparation conference set for May 3, 2019 and the May 13, 2019, trial date are vacated.” The trial date has yet to be rescheduled.

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

9.  The Company issued a total of 21,000 shares to the seven eligible board members effective February 7, 2019 as full payment for their 2019 retainer fee. The Company issued a total of 16,000 shares to the eight eligible board members effective January 16, 2018 as full payment for their 2018 retainer fee. All shares were issued under the 2010 Non-Employee Directors Stock Plan.

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

Outstanding funded revolving debt was $800,000 as of March 30, 2019 compared to $2,200,000 as of December 29, 2018. The highest balance outstanding during the first three months of 2019 and 2018 was $2,200,000 and $6,200,000, respectively. Average outstanding funded debt was $802,000 and $3,792,000 for the first three months of 2019 and 2018, respectively. At March 30, 2019, the Company had outstanding letters of credit totaling $4,745,000. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the available borrowing capacity exceeded the cash needs of the Company and this situation is expected to continue for the foreseeable future.

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

TMC made its initial application for a mining permit from the state of Colorado in 2016. TMC filed its second application to the state in November 2017, which was rejected on April 26, 2018. The Company wrote off all capitalized costs associated with the permit application in the first quarter of 2018, a total of $6,934,000.

As of March 30, 2019 and December 29, 2018 the $2,500,000 escrow balance mentioned above was included in Other current assets as the Company has begun the process to settle the account and recover the funds.

13.   The Company adopted ASU No. 2016-02 “Leases (Topic 842)” on December 30, 2018 (the beginning of fiscal 2019), resulting in the recognition of operating right-of-use assets of $5,353,000 and operating lease liabilities of $5,427,000. The Company has entered into lease arrangements for office space, manufacturing facilities, water rights and certain equipment. A number of the leases include one or more options to renew the lease terms, purchase the leased property or terminate the lease. The exercise of these options is at the Company’s discretion and is therefore recognized on the balance sheet when it is reasonably certain the Company will exercise such options.

Substantially all of the Company’s leases are considered operating leases. Finance leases were not material as of March 30, 2019 or for the three months ended March 30, 2019. The following table displays the undiscounted cash flows related to operating leases as of March 30, 2019, along with a reconciliation to the discounted amount recorded on the March 30, 2019 Consolidated Balance Sheet (amounts in thousands):

OPERATING
LEASE
LIABILITIES
2019	$932
2020	1,209
2021	1,196
2022	1,156
2023	694
Thereafter	899
Total lease payments	6,086
Less: interest	(913)
Present value of operating lease liabilities	$5,173

Short-term lease cost represents the Company’s cost with respect to leases with a duration of 12 months or less and are not reflected on the Company’s Consolidated Balance Sheet. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. For the three months ended March 30, 2019 operating lease cost was $529,000 including $203,000 of short-term lease costs.

New leases entered into during the three month period ended March 30, 2019 were not material. At March 30, 2019 the weighted-average remaining lease term and discount rate for operating leases was 5.5 years and 6.1%, respectively.

14.  On January 15, 2019, the Company reached an amicable resolution to a business dispute by way of a settlement agreement. Pursuant to the settlement agreement, the Company received $15,000,000. The other party and the Company further agreed to set up a joint escrow account to support certain conditions in the agreement. The Company’s contribution to the escrow account was $200,000. The Settlement Agreement does not contain any admission of liability, wrongdoing, or responsibility by any of the parties.

15.  On February 1, 2019, the Company and certain of its subsidiaries sold substantially all of the real property, tangible personal property and executory contracts of TMC’s ready-mix business and the operations of Daniels Sand Company (Daniels) to Aggregate Industries — WCR, Inc. (the Buyer), a Colorado corporation for $27,129,000. The purchase price was paid to the Company on February 1, 2019 less certain amounts to be held in escrow, as provided in the Asset Purchase Agreement among the Company parties and the Buyer (Purchase Agreement), to secure the Company’s obligations to pay its working capital adjustment and indemnification obligations under the Purchase Agreement. The working capital adjustment has not been finalized as of March 30, 2019 and will impact the final gain on the sale. The escrow also retained amounts to be held pending the subdivision of certain real property to be sold to the Buyer at a subsequent date as included in the Purchase Agreement. Combined escrow amounts of $2,049,000 were included in Other current assets in the Consolidated Balance Sheet at March 30, 2019.

The Company retained the aggregates operations and retail building materials business of TMC and all related assets and liabilities. These operations include the Pikeview quarry business located in Colorado Springs, the aggregates mining business located in Pueblo, the sand and gravel mining business located in Fremont County, and the retail building materials business at sites located in Colorado Springs and Pueblo.

In the quarter ended March 30, 2019, the Company recorded a $6,508,000 pre-tax gain on the sale of TMC assets. The operations of the ready-mix and Daniels sand businesses were classified as discontinued operations and assets held for sale for all periods presented. General corporate overhead charges were not allocated to discontinued operations. Revenue, expenses and pre-tax income reclassified to discontinued operations were as follows (amounts in thousands):

	MARCH 30,	MARCH 31,
	2019	2018
Revenue	$4,058	$13,463
Costs and expenses	3,900	12,940
Depreciation, depletion and amortization	578	271
Selling and administrative	304	922

Pre-tax income (loss)	$5,784	$(670)

The results of discontinued operations are summarized as follows:

	MARCH 30,	MARCH 31,
	2019	2018
Operating (loss)	$(724)	$(670)
Gain on sale of assets	6,508	—
Income tax provision (benefit)	1,562	(167)
Income (loss) from discontinued operations	$4,222	$(503)

The assets and liabilities held for sale related to TMC’s ready-mix and Daniels sand businesses were as follows:

	MARCH 30,	DECEMBER 29,
	2019	2018
Accounts receivable, net	$—	$9,054
Inventory	—	1,914
Property, plant and equipment, net	—	6,741
Other assets	—	6,327
Total assets held for sale	$—	$24,036

Accounts payable and accrued expenses	$	$3,800
Other long-term liabilites	—	292
Total liabilites held for sale	$—	$4,092

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help investors understand the Company’s results of operations, financial condition and current business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report and the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018.

Company Overview

For an overview of the Company’s operations and operating structure, see Note 7 to the condensed consolidated financial statements contained in this Quarterly Report.

Liquidity and Capital Resources

Sales of the Company’s HVAC products are seasonal except for fan coils. Sales of furnaces, heaters and evaporative coolers are sensitive to weather conditions particularly during their respective peak selling seasons. Fan coil sales are, to a significant extent, dependent on commercial construction, particularly of hotels. Revenues in the CACS segment are primarily dependent on the level of construction activity along the Southern Front Range in Colorado. Sales for the Door segment are not as seasonal nor are they much affected by weather conditions. Historically, the Company has experienced operating losses during the first quarter except when the weather is mild and demand strong along the Southern Front Range. Operating results typically improve in the second and third quarters reflecting more favorable weather conditions in southern Colorado and the seasonal sales of the Evaporative Cooling segment. Fourth quarter results can vary based on weather conditions in Colorado as well as in the principal markets for the Company’s heating equipment. The first quarter 2019 profit is attributable to the legal settlement and sale of TMC ready-mix and Daniels sand operations’ assets, both non-recurring items.

The Company typically experiences operating cash flow deficits during the first half of the year reflecting operating results, the use of sales dating programs (extended payment terms) related to the Evaporative Cooling segment and payments of the prior year’s accrued incentive bonuses and Company profit-sharing contributions, if any. As a result, the Company’s borrowings against its revolving credit facility tend to peak during the second quarter and then decline over the remainder of the year. The 2019 first quarter favorable cash position is attributable to the legal settlement and sale of TMC ready-mix and Daniels sand operations’ assets, both non-recurring items.

Cash provided by continuing operations was $11,624,000 during the first three months of 2019 compared to $1,615,000 used during the first three months of 2018. The current year quarter included  $15,000,000 cash received related to a legal settlement. See Note 14 for further discussion. The prior year first quarter included $878,000 related to deferred development of a mining property which was written off as of March 31, 2018. See Note 12 for further discussion. Cash used by discontinued operations in the first quarter of 2019 was $15,000 compared to $16,000 cash provided in the first quarter of 2018. Both periods reflect operating results combined with changes in working capital items.

During the three months ended March 30, 2019, investing activities provided  $24,697 of cash compared to $700,000 of cash used in the prior year’s first quarter. Capital expenditures by continuing and discontinued operations were $63,000 and $172,000, respectively, during the first three months of 2019. Capital expenditures for continuing and discontinued operations were $411,000 and $289,000, respectively, during the first three months of 2018. The reduction in capital expenditures is attributable  to the sale of TMC’s ready-mix business which, historically, was more capital intensive. Additionally, the three months ended March 30, 2019 includes $24,927 cash received from the sale of TMC’s ready-mix and Daniels sand operations.

Cash used by financing activities during the first three months of 2019 was  $1,479,000 as available cash was used to reduce borrowings on the revolving line of credit. Financing activities during the first three months of 2018 provided $2,200,000 as borrowings were used to partially finance the increase in working capital and the pursuit of mining permits for a property south of Colorado Springs. See Note 12 to the condensed consolidated financial statements contained in this Quarterly Report for further discussion.

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

The Company’s outstanding borrowings against the revolving credit facility were $800,000 at March 30, 2019. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the entire revolving credit facility was available to the Company. This situation is expected to continue for the foreseeable future.

As of March 30, 2019 the Company was in compliance with all covenants in the Credit Agreement, as amended, and expects to be in compliance with all loan covenants for the remaining term of the Credit Agreement. The Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement will be sufficient to cover expected cash needs, including planned capital expenditures, for the next twelve months. The Company expects to be in compliance with all debt covenants, as amended, throughout the facility’s remaining term.

Results of Continuing Operations - Comparison of Quarter Ended March 30, 2019 to the Quarter Ended March 31, 2018

(In the ensuing discussions of the results of operations the Company defines the term gross profit as the amount determined by deducting cost of sales before depreciation, depletion and amortization from sales. The gross profit ratio is gross profit divided by sales.)

Consolidated sales in the first quarter of 2019 were $22,528,000, a decrease of $882,000, or 3.8%, compared to the first quarter of 2018.  All segments reported lower current quarter sales.  The primary decrease was in the Heating and Cooling and Evaporative Cooling segments where combined sales were down $789,000 in the current quarter compared to the prior year quarter.

The consolidated gross profit ratio in the first quarter of 2019 was 20.8% compared to 21.4% in the same period of 2018.  The decrease is mainly due to results in the CACS segment which reported a negative gross profit in the current quarter compared to positive gross profit in the prior year quarter. The Evaporative Cooling segment reported a decrease of 0.8 points in the current period compared to the prior year first quarter. The Door and Heating and Cooling segments reported increases in gross profit of 0.5 and 4.0 points, respectively, in the first quarter of 2019 compared to the first quarter of 2018.  The variances in gross profit are discussed in segment discussion below.

Consolidated selling and administrative expenses were $1,602,000 higher in the first quarter of 2019 than the comparable prior year quarter. As a percentage of consolidated sales, selling and administrative expenses increased to 30.1%  in the first quarter of 2019 from 22.2%  in the first quarter of 2018. The increase between periods is attributable to investments in personnel and services to promote future growth of the Company.

Consolidated depreciation and amortization charges increased  $114,000 in the first quarter of 2019 compared to the first quarter of 2018.

The first quarter of 2019 included a  $15,000,000 gain from a legal settlement recognized in January 2019. See Note 14 for additional discussion. The first quarter of 2018 included the write-off of $6,934,000 of deferred development costs previously capitalized in property, plant and equipment on the consolidated balance sheet or incurred in the first quarter of 2018. See Note 12 to the condensed consolidated financial statements contained in this Quarterly Report for further discussion.

The consolidated operating loss in the first quarter of 2019, before the gain from legal settlement discussed above, was $2,625,000. The consolidated operating loss in the first quarter of 2018, before write-off of deferred development related to a mining property discussed above, was $589,000.  The decrease in operating performance was reported in all segments. The CACS segment operating loss, excluding non-recurring items, was $637,000 higher in the current quarter than in the first quarter of the prior year. The combined Heating and Cooling and Evaporative cooling segments reported a $796,000 increase in operating loss in the first quarter of 2019 compared to the first quarter of 2018. Individual segment results are discussed further in the segment section below.

Interest income for the first quarter of 2019 was $149,000 compared to $24,000 for the first quarter of 2018. The increase in interest income is primarily due to interest earned on the higher cash reserves resulting from the proceeds from the legal settlement and the sale of TMC assets.

Interest expense in the first quarter of 2019 was $71,000 compared to $108,000 in the first quarter of 2018.  Interest expense includes interest on outstanding funded debt, finance charges on outstanding letters of credit, the fee on the unused revolving credit line and other recurring fees charged by the lending bank. The decrease from the prior year quarter is attributable to lower average borrowings. Average outstanding funded debt in the first quarter of 2019 was $802,000 compared to $3,792,000 for the first quarter of 2018.  The weighted average interest rate on outstanding funded debt in the first quarter of 2019, including the fee on the unused line of credit and other recurring bank charges but excluding finance charges on letters of credit, was approximately 15.3% compared to 6.7% in the first quarter of 2018. The increase in the current quarter average interest rate is due to the fixed nature of certain bank charges combined with the lower average borrowings. At the end of the first quarter of 2019 the outstanding funded debt was $800,000 compared to $5,700,000 at the end of the first quarter of 2018.

The Company’s effective income tax rate reflects federal and state statutory income tax rates adjusted for non-deductible expenses, tax credits and other tax items. The estimated effective income tax rate in the first quarter of 2019 was 27.0% compared to a benefit of 25.0% for the first quarter of 2018.

The Company operates four businesses in two industry groups. The businesses are generally seasonal, weather sensitive and subject to cyclical factors. The following addresses various aspects of operating performance focusing on the reportable segments within each of the two industry groups.

Results of Discontinued Operations - Comparison of Quarter Ended March 30, 2019 to the Quarter Ended March 31, 2018

The results of discontinued operations reflect the operations of the ready-mix and Daniels sand businesses of TMC. The Company sold the assets of these business units on February 1, 2019. The 2019 income realized from discontinued operations included a pre-tax loss from operations of $724,000 and a pre-tax gain on the sale of assets of $6,508,000. The pre-tax loss from discontinued operations for the first quarter of 2018 was $670,000.

Construction Products

The table below presents a summary of operating information for the two reportable segments within the Construction Products industry group for the quarters ended March 30, 2019 and March 31, 2018 (dollar amounts in thousands):

	Concrete,
	Aggregates and
	Construction
	Supplies	Door
Three Months ended March 30, 2019
Revenues from external customers	$1,554	$4,242
Segment gross profit	(367)	1,219
Gross profit as percent of sales	(23.6)%	28.7%
Segment operating income	$14,044	$379
Operating income as a percent of sales	903.5%	8.9%
Segment assets as of March 30, 2019	$11,760	$6,805
Return on assets	119.4%	5.6%

Three Months ended March 31, 2018
Revenues from external customers	$1,601	$4,296
Segment gross profit	169	1,211
Gross profit as percent of sales	10.6%	28.2%
Segment operating (loss) income	$(7,252)	$438
Operating (loss) income as a percent of sales	(453.0)%	10.2%
Segment assets as of March 31, 2018	$9,903	$7,047
Return on assets	(73.2)%	6.2%

Concrete, Aggregates and Construction Supplies Segment

The ready-mix concrete and Daniels sand operational assets of TMC were sold on February 1, 2019. The operations of the ready-mix and Daniels sand businesses were classified as discontinued operations and assets held for sale for all periods presented.  See Note 15 for further discussion of the transaction. The product offerings of continuing operations of the CACS segment consist of aggregates and construction supplies. Aggregates are produced at multiple locations in or near Colorado Springs and Pueblo, Colorado. Construction supplies encompass numerous products purchased from third party suppliers and sold to the construction trades, particularly concrete sub-contractors. Revenue of the CACS segment decreased in the first quarter of 2019, down 2.9% compared to the first quarter of 2018.

The CACS segment produces and sells sand, crushed limestone and gravel (collectively “aggregates”) from deposits in and around Colorado Springs. Sales volume (tons) of aggregates decreased over 50% in the first quarter of 2019 compared to the comparable 2018 quarter. This is mainly attributable to the Grisenti pit being fully mined and working to complete reclamation with minimal sales.  Sales volume at the Pikeview quarry increased in the first quarter of 2019 by 47.7% compared to the prior year period. Improved pricing on rock sales helped decrease the loss from operations at Pikeview compared to the prior year quarter. The improvement at Pikeview, offset by additional reclamation related costs at Grisenti lead to the aggregates operations reporting an operating loss in the first quarter of 2019, $616,000, that was consistent with the first quarter of 2018, $621,000.

Sales of construction supplies increased by $52,000 (4.9%) in the first quarter of 2019 compared to the prior year quarter. The division reported an operating profit in first quarter of 2019 compared to an operating loss in the first quarter 2018 mainly due to lower material and labor costs.

Selling and administrative expenses were $133,000 higher in the first quarter of 2019 compared to the same period in 2018.  The increase was attributable primarily to increased legal fees. Litigation fees during the first quarter of 2019 were $305,000 compared to $200,000 incurred during the comparable period of 2018. As a percentage of sales selling and administrative expenses increased to 34.5% in the first quarter of 2019 compared to 25.2% in the first quarter of 2018.

The first quarter of 2019 included a $15,000,000 gain from a legal settlement recognized in January 2019. See Note 14 for additional discussion. The first quarter of 2018 included a $6,934,000 write-off of deferred development costs associated with a mining property for which the Company had applied to the state of Colorado for the required mining permits. Subsequent to March 31, 2018 the permits were denied by the state’s Reclamation Mining and Safety Division. See Note 12 for further discussion.

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

Door sales in the first quarter of 2019 were $54,000 (1.3%) lower than in the first quarter of the previous year. Bidding prices remain competitive. The gross profit ratio in the first quarter of 2019 was 28.7%, up from 28.2% in the comparable quarter of 2018 as management continues to focus on improving the bidding process.

Sales and administrative expenses were $64,000 higher in the first quarter of 2019 compared to the first quarter of 2018. As a percentage of sales, these expenses were 18.8%  and 17.1% in the first quarters of 2019 and 2018, respectively.

HVAC Products

The table below presents a summary of operating information for the two reportable segments within the HVAC products industry group for the quarters ended March 30, 2019 and March 31, 2018 (dollar amounts in thousands):

	Heating and	Evaporative
	Cooling	Cooling
Three Months ended March 30, 2019
Revenues from external customers	$10,345	$6,376
Segment gross profit	2,878	939
Gross profit as percent of sales	27.8%	14.7%
Segment operating (loss) income	$(216)	$(265)
Operating (loss) income as a percent of sales	(2.1)%	(4.2)%
Segment assets as of March 30, 2019	$18,019	$12,152
Return on assets	(1.2)%	(2.2)%

Three Months ended March 31, 2018
Revenues from external customers	$10,993	$6,516
Segment gross profit	2,611	1,010
Gross profit as percent of sales	23.8%	15.5%
Segment operating income (loss)	$571	$(256)
Operating income (loss) as a percent of sales	5.2%	(3.9)%
Segment assets as of March 31, 2018	$19,288	$14,910
Return on assets	3.0%	(1.7)%

Heating and Cooling Segment

In the first quarter of 2019, approximately 83% of sales in the Heating and Cooling segment consisted of wall furnaces and heaters. Fan coils accounted for 17% of the segment’s sales and other products were less than 1%. In the first quarter of 2018 these shares of total segment sales were 73%, 26% and 1%, respectively. Overall sales in the Heating and Cooling segment in the first quarter of 2019 were flat compared to the same period in 2018.

Sales of furnaces and heaters increased 9.7% in the three months ended March 30,  2019 compared to the three months ended March 31,  2018.  Unit shipments of furnaces and heaters were 3.9% higher in the first quarter of 2018. Average sales prices for furnaces and heaters were about 5.7% higher compared to a year ago attributable to a price increase implemented in mid-2018. The gross profit from furnaces and heaters increased in the first quarter of 2019 attributable to the higher prices and increased production levels.

Sales of fan coils during the first quarter of 2019 declined 36.8%  from the comparable 2018 quarter.  The fan coil backlog at March 30, 2019 was $3,011,000 compared to $3,173,000 at March 31, 2018. Typically, approximately 90% of the sales of fan coils are custom-made systems for hotels and other commercial buildings. Fan coil jobs are obtained through a competitive bidding process. Since every bid job is a unique configuration of materials and parts, the Company does not track units of sales or production as such unit volume data would not be useful in managing the business. Management focuses on the contribution margin by job, the current level of sales and the sales backlog in managing the fan coil business. Contribution margin is measured by deducting variable manufacturing costs and variable selling expenses from sales for a particular product line and is used as an internal measure of profitability for a product or first product line. The fan coil contribution margin percentage in the first quarter of 2019 was 25.4%, down from 29.6% in the quarter of 2018.  Reduced production levels contributed to the lower contribution margin in the current quarter.  Both quarters’ margins were considered to be within acceptable performance levels.

The Heating and Cooling segment’s gross profit ratio for the first quarter of 2019 was 27.8% compared to 23.8% in the first quarter of 2018.  The current quarter gross profit ratio was aided by the sales price increase implemented in mid-2018 as well as a new rebate program with Southern California Gas on the sale of certain furnaces. There was no similar program in the first quarter of 2018.

Selling and administrative expenses in the first quarter of 2019 were $918,000 higher than the first quarter of the previous year primarily due to investments in personnel to promote future growth. As a percentage of sales, selling and administrative expenses were 27.0% in the first quarter of 2019 and 17.1% in the first quarter of 2018.

The Heating and Cooling segment reported an operating loss of $216,000 for the first quarter of 2019 compared to operating profit of $571,000 for the first quarter of 2018.  The decrease is primarily due to lower overall sales combined with increased selling and administrative expenses.

Evaporative Cooling Segment

Sales of evaporative coolers decreased  $140,000 (2.1%) in the first quarter of 2019 compared to the first quarter of 2018. Unit sales of evaporative coolers in the first quarter of 2019 declined 12.0% compared to the first quarter of 2018. Average selling prices, including parts sales, were up 11.1% between the first quarter of 2019 and the first quarter of 2018  primarily due to a price increase implemented in the second quarter of 2018. The gross profit ratio in the first quarter of 2019 was 14.7% compared to 15.5%  in the first quarter of 2018. The decline in gross profit ratio is attributable mainly to reduced production levels.

Selling and administrative expenses were $63,000 (5.4%) lower in the first quarter of 2019 compared to the first quarter of 2018. As a percentage of sales, selling and administrative expenses decreased to 17.2% in the current quarter of 2019 from 17.8% in the prior year first quarter.

The Evaporative Cooler segment reported an operating loss of $265,000 for the first quarter of 2019 compared to an operating loss of $256,000 for the first quarter of 2018.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements contained in this Quarterly Report have been prepared in accordance with accounting principles generally accepted in the United States of America which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 30, 2019 and December 29, 2018 and affect the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates.

Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management, is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 4 to the condensed consolidated financial statements contained in this Quarterly Report for a discussion of recently issued accounting standards.

MATERIAL CHANGES TO CONTRACTUAL OBLIGATIONS

There were no material changes to contractual obligations that occurred during the quarter ended March 30, 2019.

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

Item 4.Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) as of March 30, 2019. The Chief Executive Officer and Chief Financial Officer, based on that evaluation, concluded that the Company’s disclosure controls and procedures are effective and were reasonably designed to ensure that all material information relating to the Company (including its subsidiaries) required to be disclosed in the reports filed and submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission.

(b)Changes in Internal Control Over Financial Reporting.

During the quarter ended March 30, 2019, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Items 1, 1A, 3 and 5 are not applicable or the Company has nothing to report thereunder; therefore, the items have been omitted and no reference is required in this Quarterly Report.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The Company reserved 150,000 treasury shares representing the maximum number allowed to be granted under the 2010 Non-Employee Directors Stock Plan (Plan) to non-employee directors in lieu of the base director retainer fee. The Company issued a total of 21,000 shares to the seven eligible board members effective February 7, 2019 as full payment for their 2019 retainer fee. In 2018 the Company issued 16,000 shares to the eight eligible board members as full payment of their 2018 retainer fee during the first quarter.  Transactions pursuant to the Plan are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(a)(2) of the Securities Act, as the shares authorized under the plan may only be issued to the Company’s directors and are not offered to the public. At March 30, 2019, a total of 17,000 shares remain eligible for issuance under the Plan.

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

101

The following financial information from Continental Materials Corporation’s Quarterly Report on Form 10-Q for the period ended March 30, 2019 filed with the SEC on May 14, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Retained Earnings for the three-month periods ended March 30, 2019 and March 31, 2018, (ii) the Condensed Consolidated Balance Sheets at March 30, 2019 and December 29, 2018, (iii) the Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 30, 2019 and March 31, 2018, and (iv) Notes to the Quarterly Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION

Date:	May 14, 2019	By:	/s/ Paul Ainsworth
Paul Ainsworth, Vice President, Secretary
and Chief Financial Officer