Form 10-Q
period 2019-06-29
CONTINENTAL MATERIALS CORP
filed 2019-08-13
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.25 par value, shares outstanding at August 6, 2019: 1,712,165.

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 29, 2019 AND DECEMBER 29, 2018

(000’s omitted except share data)

	JUNE 29, 2019	DECEMBER 29,
	(Unaudited)	2018
ASSETS
Current assets:
Cash and cash equivalents	$5,187	$594
Receivables, net	18,510	15,321
Receivable for insured losses	887	874
Inventories
Finished goods	4,519	5,448
Work in process	1,600	1,365
Raw materials and supplies	6,636	7,993
Prepaid expenses	2,693	1,785
Refundable income taxes	109	494
Other current assets	5,151	2,500
Other current assets held for sale	—	10,968
Total current assets	45,292	47,342

Property, plant and equipment	13,059	10,431

Right-of use assets	5,487	—
Intangible assets	13,465	—
Goodwill	5,551	1,000
Deferred income taxes	2,065	3,414
Other long-term assets	693	448
Other long-term assets held for sale	—	13,068
	$85,612	$75,703

LIABILITIES
Current liabilities:
Revolving bank loan payable	$300	$2,200
Accounts payable and accrued expenses	13,373	13,316
Short-term lease liabilities	1,114	—
Liability for unpaid claims covered by insurance	887	874
Other current liabilities held for sale	—	3,800
Total current liabilities	15,674	20,190

Long-term lease liabilities	4,449	—
Other long-term liabilities	7,884	6,445
Other long-term liabilities held for sale	—	292
Commitments and contingencies (Note 6)

SHAREHOLDERS’ EQUITY
Common shares, $.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	2,013	1,930
Retained earnings	69,617	61,131
Treasury shares, 860,529 and 876,409 at cost	(14,668)	(14,928)
	57,605	48,776
	$85,612	$75,703

See notes to condensed consolidated financial statements.

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE THREE MONTHS ENDED JUNE 29, 2019 AND JUNE 30, 2018

(Unaudited)

(000’s omitted except per-share amounts)

	JUNE 29,	JUNE 30,
	2019	2018

Net sales	$25,257	$25,557

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	21,535	19,583
Depreciation, depletion and amortization	254	405
Selling and administrative	9,096	4,649
Charges related to write off of deferred development	—	(94)
Loss on legal settlement	219	—
Gain on disposition of property and equipment	(428)	—
	30,676	24,543

Operating (loss) income	(5,419)	1,014

Interest income	161	21
Interest expense	(102)	(167)
Other income, net	45	22
(Loss) income from continuing operations before income taxes	(5,315)	890
(Benefit) provision for income taxes	(1,397)	223
(Loss) income from continuing operations	(3,918)	667
(Loss) income from discontinued operations net of income tax benefit of $307 and provision of $482	(918)	1,446

Net (loss) income	(4,836)	2,113

Retained earnings, beginning of period	74,453	60,794

Retained earnings, end of period	$69,617	$62,907

Basic and diluted income (loss) per share:
(Loss) income from continuing operations	(2.28)	0.39
(Loss) income from discontinued operations	(0.54)	0.85
Basic and diluted (loss) income per share	$(2.82)	$1.24
Average shares outstanding	1,715	1,698

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE SIX MONTHS ENDED JUNE 29, 2019 AND JUNE 30, 2018

(Unaudited)

(000’s omitted except per-share amounts)

	JUNE 29,	JUNE 30,
	2019	2018

Net sales	$47,786	$48,967

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	39,382	37,988
Depreciation, depletion and amortization	772	810
Selling and administrative	15,889	9,839
Charges related to write off of deferred development	—	6,840
Gain on legal settlement	(14,781)	—
Gain on disposition of property and equipment	(433)	—
	40,829	55,477

Operating income (loss)	6,957	(6,510)

Interest income	310	45
Interest expense	(174)	(275)
Other income, net	58	41

Income (loss) from continuing operations before income taxes	7,151	(6,699)

Provision (benefit) for income taxes	1,969	(1,675)

Net income (loss) from continuing operations	5,182	(5,024)
Income from discontinued operations net of income tax provision of $1,255 and $315	3,304	944
Net income (loss)	8,486	(4,080)

Retained earnings, beginning of period	61,131	66,987

Retained earnings, end of period	$69,617	$62,907

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$3.03	$(2.96)
Income from discontinued operations	1.93	0.56
Basic and diluted income (loss) per share	$4.96	$(2.40)

Average shares outstanding	1,712	1,697

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 29, 2019 AND JUNE 30, 2018

(Unaudited)

(000’s omitted)

	JUNE 29,	JUNE 30,
	2019	2018
Net cash provided (used) by continuing operations	$5,913	$(2,977)
Net cash provided (used) by discontinued operations	294	(1,025)
Net cash provided (used) by operating activities	6,207	(4,002)

Investing activities:
Capital expenditures by continuing operations	(448)	(734)
Capital expenditures by discontinued operations	(172)	(1,414)
Payments for acquisitions	(23,213)	—
Cash proceeds from sale of discontinued operations	23,679	—
Cash proceeds from sale of continuing operations property and equipment	561	—
Cash proceeds from sale of discontinued operations property and equipment	—	1,400
Net cash provided (used) in investing activities	407	(748)

Financing activities:
Borrowings on the revolving bank loan	8,750	20,500
Repayments on the revolving bank loan	(10,650)	(16,000)
Repayments of finance lease obligations	(23)	—
Payments to acquire treasury stock	(98)	—
Net cash (used) provided by financing activities	(2,021)	4,500

Net increase (decrease) in cash and cash equivalents	4,593	(250)
Cash and cash equivalents:
Beginning of period	594	507

End of period	$5,187	$257

Supplemental disclosures of cash flow items:
Cash paid during the year for:
Interest, net	$179	$259
Contingent consideration from acquisitions	1,787	—
Income taxes, net	1,490	50

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(000’s omitted, except per share data)

Six Months Ended June 29, 2019
		Common	Capital
	Common	shares	in excess	Retained	Treasury	Treasury
	shares	amount	of par	earnings	shares	shares cost	Total
Balance at December 29, 2018	2,574,264	$643	$1,930	$61,131	876,409	$(14,928)	$48,776
Net income	—	—	—	13,322	—	—	13,322
Compensation of Board of Directors by issuance of treasury shares	—	—	83	—	(21,000)	358	441
Purchase of treasury shares	—	—	—	—	3,368	(69)	(69)
Balance at March 30, 2019	2,574,264	$643	$2,013	$74,453	858,777	$(14,639)	$62,470
Net loss	—	—	—	(4,836)	—	—	(4,836)
Purchase of treasury shares	—	—	—	—	1,752	(29)	(29)
Balance at June 29, 2019	2,574,264	$643	$2,013	$69,617	860,529	$(14,668)	$57,605

Six Months Ended June 30, 2018
		Common	Capital
	Common	shares	in excess	Retained	Treasury	Treasury
	shares	amount	of par	earnings	shares	shares cost	Total
Balance at December 30, 2017	2,574,264	$643	$1,887	$66,987	892,097	$(15,195)	$54,322
Net loss	—	—	—	(6,193)		—	(6,193)
Compensation of Board of Directors by issuance of treasury shares	—	—	43	—	(16,000)	271	314
Purchase of treasury shares	—	—	—	—	112	—	—
Balance at March 31, 2018	2,574,264	$643	$1,930	$60,794	876,209	$(14,924)	$48,443
Net income	—	—	—	2,113		—	2,113
Purchase of treasury shares	—	—	—	—	—	—	—
Balance at June 30, 2018	2,574,264	$643	$1,930	$62,907	876,209	$(14,924)	$50,556

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

NOTES TO THE QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED JUNE 29, 2019

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

The Company is responsible for warranties related to the manufacture of its HVAC products and estimates the future warranty claims based upon historical experience and management estimates. The Company reviews warranty and related claims activities and records provisions as necessary.

The Company performs installation services for certain projects within its Door segment. Management determined there are two performance obligations related to most of these contracts, the equipment and the installation services. The transaction price for these contracts is allocated to each performance obligation based on its stated stand-alone selling price. Revenue is recognized at a point in time as each performance obligation is completed. No maintenance or service contracts are offered by the Company.

See Note 7 for disaggregation of revenue by segment.

Leases

Effective December 30, 2018 (the beginning of fiscal 2019) the Company adopted ASU No. 2016-02, Leases (Topic 842), which superseded Topic 840, “Leases”. As allowed under the new accounting standard, the Company elected to apply practical expedients to carry forward the original lease determinations, lease classifications and accounting of initial direct costs for all asset classes at the time of adoption. The Company also elected not to separate lease components from non-lease components for asset categories, except office space, and to exclude short-term leases from its Consolidated Balance Sheet. For the office space lease category the election was made to report lease and non-lease components separately as the non-lease components are billed and paid separately and are not a fixed amount over the lease term. The implicit discount rate of leases is used to calculate present values when available. When an implicit discount rate is not readily available an incremental borrowing rate is used to calculate present values.

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

The Tax Cuts and Jobs Act, enacted December 22, 2017, elimintated the corporate Alternative Minimum Tax (“AMT”) and allows for all existing credit carryforwards to be used to offset regular tax liability for tax years beginning after December 31, 2017. Additionally, for tax years 2018, 2019 and 2020, to the extent that the AMT credit carryover exceeds the regular tax liability, 50% of the excess AMT credit is refundable. Any remaining credits will be fully refundable in 2021. For state tax purposes, net operating losses can be carried forward for various periods for the states that the Company is required to file in. California Enterprise Zone credits can be used through 2023 while Colorado credits can be carried forward for 7 years. The Company has established a valuation reserve related to a portion of the California Enterprise Zone credit not expected to be utilized prior to expiration.

The Company’s income tax returns are subject to audit by the Internal Revenue Service (the “IRS”) and state tax authorities. The amounts recorded for income taxes reflect the Company’s tax positions based on research and interpretations of complex laws and regulations. The Company accrues liabilities related to uncertain tax positions taken or expected to be taken in its tax returns. The Company did not identify any such uncertain tax positions as of June 29, 2019 or December 29, 2018.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which superseded Leases (Topic 840). The new accounting standard was effective for the Company beginning on December 30, 2018 (the beginning of fiscal 2019) and required the recognition on the balance sheet of right-of-use assets (ROU) and lease liabilities for all long-term leases, including operating leases. The Company elected the optional transition method and adopted the new guidance on December 30, 2018 on a modified retrospective basis with no restatement of prior period amounts. As allowed under the new accounting standard, the Company elected to apply practical expedients to carry forward the original lease determinations, lease classifications and accounting of initial direct costs for all asset classes at the time of adoption. The Company also elected not to separate lease components from non-lease components for most asset categories and to exclude short-term leases from its Consolidated Balance Sheet. The Company’s adoption of the new standard resulted in the recognition of ROUs of $5,353,000 and liabilities of $5,427,000 related to operating leases, with no material cumulative effect adjustment to equity as of the date of adoption. In connection with the adoption of this guidance, as required, the Company reclassified deferred rent liabilities as reductions to lease assets. Adoption of the new standard did not have a material impact on the Company’s Consolidated Statements of Income or Cash Flows. See Note 13.

There are no other significant prospective accounting pronouncements that are expected to have a material effect on the Company’s consolidated financial statements.

5.    Historically, operating results of the Company for the first half of the year were not necessarily indicative of performance for the entire year due to the seasonality of most of the Company’s products. Management believes the recent disposal and acquisition activity should help smooth the seasonality of the Company’s portfolio and make operating results more consistent.

6.    There is no difference in the calculation of basic and diluted earnings per share (“EPS”) for the three-month or six-month periods ended June 29, 2019 and June 30, 2018 as the Company does not have any dilutive instruments.

7.    The Company sold substantially all of the assets of its ready mix concrete and Daniels sand operations in the first quarter of 2019. See Note 15. During the second quarter of 2019, the Company acquired the assets of four operating businesses through three separate transactions. See Note 16 for additional discussion of the acquisitions. In conjunction with these transactions management reviewed its segment reporting structure and determined it was no longer appropriate for the consolidated business going forward. The segment reporting was revised to align with the way the operating businesses are being managed and measured by management after the sale of TMC’s assets and the acquisitions discussed below. Prior year amounts have been reclassified to conform to current segment reporting structure.

The Company operates primarily in the Building Products industry group. Within this industry group the Company has identified three reportable segments: the HVAC segment, the Door segment and the Construction Materials segment.

The HVAC segment produces and sells a variety of products including wall furnaces, fan coils, evaporative coolers, boiler room equipment and dryer boxes and related accessories from the Company’s wholly-owned subsidiaries, Williams Furnace Co. (“WFC”) of Colton, California, Phoenix Manufacturing, Inc. (“PMI”) of Phoenix, Arizona, Global Flow Products /American HVAC (“GFP”) of Broken Arrow, Oklahoma, and Inovate Dryer Technologies (“Inovate”) of Jupiter, Florida. Sales of this segment are nationwide although WFC and PMI sales are more concentrated in the southwestern United States. The Door segment sells hollow metal and wood doors, door frames and related hardware, sliding door systems and electronic access and security systems from the Company’s wholly-owned subsidiaries; McKinney Door and Hardware, Inc. (“MDHI”), Fastrac Building Supply (“Fastrac”) and Serenity Sliding Door Systems (“Serenity”), which operate out of facilities in Pueblo and Colorado Springs, Colorado. Sales of this segment are concentrated in Colorado, California and the Northwestern United States although door sales are also made throughout the United States. The Construction Materials segment offers aggregates and construction supplies from locations along the Southern Front Range of Colorado operated by the Company’s wholly-owned subsidiaries Castle Aggregates and Castle Rebar & Supply, of Colorado Springs and TMOP Legacy Company (formerly Transit Mix of Pueblo, Inc.) of Pueblo, Colorado (the three companies collectively are referred to as the Castle Companies).

In addition to the above reporting segments, an “Unallocated Corporate and Other” classification is used to report the unallocated expenses of the corporate office, which provides treasury, insurance and tax services as well as strategic business planning and general management services. Expenses related to the corporate information technology group are allocated to all locations, including the corporate office. The classification also includes expenses related to a property held by the Company which are not material to the consolidated Company.

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

The following table presents information about reported segments for the six-month and three-month periods ended June 29, 2019 and June 30, 2018 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

			Construction	Unallocated	Held for
	HVAC	Doors	Materials	Corporate	Sale	Total
Six Months Ended June 29, 2019
Revenues from external customers	$34,010	$10,696	$3,064	$16	$—	$47,786
Depreciation, depletion and amortization	522	89	134	28	—	772
Operating income (loss)	(2,336)	993	13,183	(4,883)	—	6,957
Segment assets	45,984	13,783	11,407	14,438	—	85,612
Capital expenditures	193	108	132	15	—	448
Three Months ended June 29, 2019
Revenues from external customers	$17,289	$6,454	$1,509	$5	$—	$25,257
Depreciation, depletion and amortization	112	46	82	15	—	254
Operating income (loss)	(1,858)	614	(861)	(3,314)	—	(5,419)
Segment assets	45,984	13,783	11,407	14,438	—	85,612
Capital expenditures (b)	149	89	132	15	—	385

			Construction	Unallocated	Held for
	HVAC	Doors	Materials	Corporate	Sale	Total
Six Months Ended June 30, 2018
Revenues from external customers	$35,131	$10,078	$3,725	$33	$—	$48,967
Depreciation, depletion and amortization	540	82	165	23	—	810
Operating income (loss)	594	1,356	(6,561)	(1,899)	—	(6,510)
Segment assets (a)	29,003	8,003	11,315	3,346	24,036	75,703
Capital expenditures	545	79	64	46	—	734
Three Months ended June 30, 2018
Revenues from external customers	$17,622	$5,782	$2,124	$29	$—	$25,557
Depreciation, depletion and amortization	271	42	80	12	—	405
Operating income (loss)	279	918	692	(875)	—	1,014
Segment assets (a)	29,003	8,003	11,315	3,346	24,036	75,703
Capital expenditures (b)	280	46	—	(5)	—	321

(a)	Segment assets are as of December 29, 2018.
(b)	Capital expenditures are presented on the accrual basis of accounting.

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

The Company has asserted partial failure of consideration as an affirmative defense to Valco’s counterclaims to offset the alleged back-due quarterly royalty payments and the amount due on quarterly royalty payments in the future. The Partial Summary Judgment Order resolved many of the Company’s claims in Valco’s favor, but did not resolve Valco’s counterclaims or the Company’s affirmative defense. During the third quarter of 2016, the Company recorded a $632,000 write-down representing the portion of the royalty overpayment paid prior to the statutorily allowed period because of litigation risk attendant to recovering that amount. The Company sought certification of the Partial Summary Judgment Order because it and its legal counsel believe the court improperly resolved factual issues in its Partial Summary Judgment Order that should have been decided by a jury. On February 23, 2017, the Partial Summary Judgment Order was certified for immediate appeal, and all other claims, counterclaims and affirmative defenses were stayed pending the resolution of that appeal. The Company filed a notice of appeal which was denied on July 2, 2018 for lack of jurisdiction and remanded to the trial court for further proceedings. Subsequently, the trial court vacated its September 15, 2016 Partial Summary Judgment Order and set the matter for trial by jury on all issues on January 28, 2019. The Company filed its Third Amended Complaint on November 16, 2018 in which it dropped its claim to recover royalty overpayments but continued to seek to recover $1,470,000 in Prepayments. The Company wrote off the remaining royalty overpayment of $627,000, previously reported as Other assets on the Consolidated Balance Sheet, as of December 29, 2018 due to filing of the Third Amended Complaint. At the trial preparation conference on January 18, 2019, the court informed the parties that the trial would be rescheduled due to an ongoing shutdown of the federal government. The jury trial on all issues was then rescheduled for May 13, 2019. On April 30, 2019 the court entered an order stating: “Due to a conflict in the Court’s calendar, the trial preparation conference set for May 3, 2019 and the May 13, 2019, trial date are vacated.” On May 30, 2019, the case was reassigned to a different District Court Judge. A trial preparation conference was held on August 8, 2019. The trial has been rescheduled to October 21, 2019.

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

9.     The Company issued a total of 21,000 shares to the seven eligible board members effective February 7, 2019 as full payment for their 2019 retainer fee. The Company issued a total of 16,000 shares to the eight eligible board members effective January 16, 2018 as full payment for their 2018 retainer fee. All shares were issued under the 2010 Non-Employee Directors Stock Plan and pursuant to private offering exemptions available under Regulation D or Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

10.  The Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) effective November 18, 2011. The Company entered into the Tenth Amendment to Credit Agreement effective March 22, 2019. The Company had previously entered into nine separate amendments to the Credit Agreement. Cumulatively, the amendments were entered into by the Company to, among other things, (i) modify certain of the financial covenants, (ii) adjust the amount of the Revolving Commitment, (iii) terminate the Term Loan Commitment upon the repayment in full of the outstanding principal balance (and accrued interest thereon) of the Term Loan, (iv) modify the Borrowing Base calculation to provide for borrowing availability in respect of new Capital Expenditures, (v) decrease the interest rates on the Revolving Loans, (vi) extend the maturity date and (vii) decrease the Letter of Credit fee rate. Borrowings under the Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles, certain real estate and the common stock of all of the Company’s subsidiaries. Borrowings under the Credit Agreement bear interest based on a London Interbank Offered Rate (LIBOR) or prime rate based option. The Company was not in complicance with the Fixed Coverage Charge Ratio as of June 29, 2019. The lender has provided a waiver of the covenant violation for the period ended June 29, 2019. The Company and the lender will work to address terms of the existing loan agreement prior to the end of the third quarter of 2019.

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

Outstanding funded revolving debt was $300,000 as of June 29, 2019 compared to $2,200,000 as of December 29, 2018. The highest balance outstanding during the first six months of 2019 and 2018 was $2,200,000 and $9,800,000, respectively. Average outstanding funded debt was $407,000 and $5,779,000 for the first six months of 2019 and 2018, respectively. At June 29, 2019, the Company had outstanding letters of credit totaling

$4,745,000. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the available borrowing capacity exceeded the cash needs of the Company and this situation is expected to continue for the foreseeable future.

The Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement will be sufficient to cover expected cash needs, including planned capital expenditures, for the next twelve months. The Company expects to be in compliance with all debt covenants, as amended, throughout the facility’s remaining term.

11.  The Company is involved in litigation matters related to its business. In the Company’s opinion, none of these proceedings, when concluded, will have a material adverse effect on the Company’s consolidated results of operations or financial condition as the Company has established adequate accruals for matters that are probable and estimable. The Company does not accrue estimated future legal costs related to the defense of these matters but rather expenses legal costs as incurred. Additionally, see Note 8 for discussion of the Valco litigation.

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

As of June 29, 2019 and December 29, 2018 the $2,500,000 escrow balance mentioned above was included in Other current assets as the Company has begun the process to settle the account and recover the funds.

13.   The Company adopted ASU No. 2016-02 Leases (Topic 842) on December 30, 2018 (the beginning of fiscal 2019), resulting in the recognition of operating right-of-use assets of $5,353,000 and operating lease liabilities of $5,427,000. The Company has entered into lease arrangements for office space, manufacturing facilities, water rights and certain equipment. A number of the leases include one or more options to renew the lease terms, purchase the leased property or terminate the lease. The exercise of these options is at the Company’s discretion and is therefore recognized on the balance sheet when it is reasonably certain the Company will exercise such options.

Substantially all of the Company’s leases are considered operating leases. Finance leases were not material as of June 29, 2019 or for the three months ended June 29, 2019. The following table displays the undiscounted cash flows related to operating leases as of June 29, 2019, along with a reconciliation to the discounted amount recorded on the June 29, 2019 Consolidated Balance Sheet (amounts in thousands):

OPERATING
LEASE
LIABILITIES
2019	$742
2020	1,403
2021	1,375
2022	1,293
2023	747
Thereafter	899
Total lease payments	6,459
Less: interest	(896)
Present value of operating lease liabilities	$5,563

Short-term lease cost represents the Company’s cost with respect to leases with a duration of 12 months or less and are not reflected on the Company’s Consolidated Balance Sheet. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. For the three and six months ended June 29, 2019 operating lease cost was $436,000 and $831,000, respectively, including $120,000 and $209,000 of short-term lease costs. Cash paid for amounts included in the measurement of lease liabilities for the three and six months ended June 29, 2019 was $299,000 and $619,000, respectively.

New leases entered into during the three and six month periods ended June 29, 2019 resulted in the recognition of operating right-of-use assets and lease liabilities of $604,000. At June 29, 2019 the weighted-average remaining lease term and discount rate for operating leases was 5.1 years and 6.1%, respectively.

14.

On January 15, 2019, the Company reached an amicable resolution to a business dispute by way of a settlement agreement. Pursuant to the settlement agreement, the Company received $15,000,000. The other party and the Company further agreed to set up a joint escrow account to support certain conditions in the agreement. The Company’s contribution to the escrow account was approximately $200,000. The Settlement Agreement does not contain any admission of liability, wrongdoing, or responsibility by any of the parties.

15.   On February 1, 2019, the Company and certain of its subsidiaries sold substantially all of the real property, tangible personal property and executory contracts of TMC’s ready-mix business and the operations of Daniels Sand Company (Daniels) to Aggregate Industries — WCR, Inc. (the Buyer), a Colorado corporation for $27,129,000. The purchase price was paid to the Company on February 1, 2019 less certain amounts to be held in escrow, as provided in the Asset Purchase Agreement among the Company parties and the Buyer (Purchase Agreement), to secure the Company’s obligations to pay its working capital adjustment and indemnification obligations under the Purchase Agreement. The escrow also retained amounts to be held pending the subdivision of certain real property to be sold to the Buyer at a subsequent date as included in the Purchase Agreement. Combined escrow amounts of $2,049,000 were included in Other current assets in the Consolidated Balance Sheet at June 29, 2019.

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

In the quarter ended March 30, 2019, the Company recorded a $6,508,000 pre-tax gain on the sale of TMC assets. During the quarter ending June 29, 2019 the working capital adjustment was finalized and resulted in the Company paying a net $1,248,000 to the Buyer. This adjustment, plus an adjustment to transaction fees, reduced the pre-tax gain on the sale to $5,283,000. The operations of the ready-mix and Daniels sand businesses were classified as discontinued operations and assets held for sale for all periods presented. General corporate overhead charges were not allocated to discontinued operations. Revenue, expenses and pre-tax income reclassified to discontinued operations were as follows (amounts in thousands):

	Three Months ended		Six Months Ended
	JUNE 29,	JUNE 30,	JUNE 29,	JUNE 30,
	2019	2018	2019	2018
Revenue	$-	$17,743	$4,058	$31,206
Costs and expenses	-	15,512	3,900	28,452
Depreciation, depletion and amortization	-	302	578	573
Selling and administrative	-	890	304	1,811
Gain on sales of equipment	-	889	-	889
(Loss) gain on sale of assets	(1,225)	-	5,283	-
Pre-tax (loss) income	$(1,225)	$1,928	$4,559	$1,259

The results of discontinued operations are summarized as follows:

	Three Months ended		Six Months Ended
	JUNE 29,	JUNE 30,	JUNE 29,	JUNE 30,
	2019	2018	2019	2018
Operating income (loss)	$-	$1,928	$(724)	$1,259
(Loss) gain on sale of assets	(1,225)	—	5,283	—
Income tax (benefit) provision	(307)	482	1,255	315
Loss (income) from discontinued operations	$(918)	$1,446	$3,304	$944

The assets and liabilities held for sale related to TMC’s ready-mix and Daniels sand businesses were as follows:

	JUNE 29,	DECEMBER 29,
	2019	2018
Accounts receivable, net	$—	$9,054
Inventory	—	1,914
Property, plant and equipment, net	—	6,741
Other assets	—	6,327
Total assets held for sale	$—	$24,036

Accounts payable and accrued expenses	$	$3,800
Other long-term liabilities	—	292
Total liabilities held for sale	$—	$4,092

16.  During the quarter ended June 29, 2019 the Company completed three different Asset Purchase Agreement (APA) transactions, acquiring the assets of four operating businesses.

On May 20, 2019 the Company acquired the assets of Serenity and Fastrac, both based in Colorado Springs, Colorado, using available cash reserves. Serenity is a proprietary sliding door system providing superior sound attenuation, sold primarily into healthcare markets across the country.  Fastrac is a leading supplier of commercial doors and hardware to healthcare and hospitality customers across the country. Serenity continues to operate as a stand-alone business while Fastrac operations were consolidated with the Company’s existing portfolio company, McKinney Door and Hardware, which has similar operations. The results of the acquisition of Serenity and Fastrac are included in the Company’s Consolidated Financial Statements from the date of acquisition. Both companies are included in the Door segment for reporting purposes.

On June 3, 2019 the Company acquired the assets of American Wheatley HVAC and Global Flow Products (together “GFP”), based in Broken Arrow, Oklahoma using available cash reserves. GFP sells American Wheatley HVAC branded products, including a broad line of ASME pressure vessels, custom fabricated products, valves, strainers and other hydronic accessories to commercial HVAC customers. The results of the acquisition of GFP are included in the Company’s Consolidated Financial Statements from the date of acquisition. GFP is included in the HVAC segment for reporting purposes.

These two transactions are not considered material individually. However, they are considered material in the aggregate. The total purchase price paid for these transactions was $13,019,000, subject to a traditional post-closing working capital adjustment currently estimated to be $586,000, approximately $12,163,000 paid in cash at closing. The Company will pay additional contingent consideration, if earned, in the form of an earn out amount pursuant to the terms of earn out agreements (the “Earn out Agreement”) in amounts of up to $4,300,000, the payment of which is subject to certain conditions and the successful achievement of gross profit growth targets for the acquired businesses following the closing of the transactions over a period of twenty-four (24) to thirty-six (36) months. Approximately $1,516,000 has been accrued based on estimated fair values of these earn out agreements.  We acquired trade receivables of $1,905,000, inventory of $1,468,000, property and equipment of $2,897,000, other assets of $346,000, intangibles of $4,626,000 and goodwill of $3,153,000 and retained liabilities of $1,375,000. The current value assigned to trade receivables represents aniticipated fair market value. These values are management’s preliminary estimates of fair value and may change as additional information becomes available over the next several months. The working capital adjustment has not been finalized on either transaction and work continues on final valuation of the fair value of assets and liabilities including receivables, inventory, fixed assets, intangibles, goodwill and accounts payable. Transaction costs, included in Selling and administrative in the Condensed Consolidated Statements of Operations for the three and six month periods ended June 29, 2019, were $1,059,000 and $1,101,000, respectively.

On June 17, 2019 the Company acquired the assets of Inovate, a supplier of commercial and residential dryer and HVAC venting systems and components. The total purchase price for the net assets acquired was $11,395,000, subject to a traditional post-closing working capital adjustment, with approximately $11,050,000 paid in cash at closing, using available cash reserves. The Company will pay additional contingent consideration, if earned, in the form of an earn out amount pursuant to the terms of an earn out agreement (the “Earn out Agreement”) in an amount of up to $1,250,000, the payment of which is subject to certain conditions and the successful achievement of gross profit growth targets for the acquired business following the closing of the transaction over a period of twelve (12) months. Approximately $240,000 has been accrued based on an estimated fair value of this earnout agreement.  The results of the acquisition of Inovate are included in the Company’s Consolidated Financial Statements from the date of acquisition. Transaction costs of $476,000 are included in Selling and administrative expense on the Condensed Consolidated Statement of Operations for the three and six months ended June 29, 2019.

In accordance with GAAP, the total purchase price has been allocated to the tangible and intangible net assets acquired based on management’s preliminary estimates of their fair values and may change as additional information becomes available over the next several months. The working capital adjustment has not been finalized on either transaction and work continues on final valuation of the fair value of assets and liabilities including receivables, inventory, fixed assets, intangibles, goodwill and accounts payable.  The condensed balance sheet of Inovate at the acquisition date was as follows:

Purchase price	$11,395

Accounts receivable, net	1,448
Other tangible assets	864
Intangible assets	8,839
Accounts payable and accrued expenses	(1,063)
Total identifiable net assets	10,088
Goodwill	$1,307

Accounts receivable are valued at anticipated fair market value and are not materially different from contracted value.

The following table presents selected unaudited pro forma information for the Company assuming the acquisition of Inovate had occurred as of December 31, 2017. This pro forma information does not purport to represent what the Company’s actual results would have been if the acquisition had occurred as of the date indicated or what such results would be for any future periods.

	Three Months ended		Six Months Ended
	JUNE 29,	JUNE 30,	JUNE 29,	JUNE 30,
	2019	2018	2019	2018
Revenue	$26,372	$29,254	$55,588	$56,166
Pre-tax income (loss) from continuing operations	$13,107	$1,431	$8,277	$(5,405)
Basic and diluted earnings (loss) per share:
From continuing operations	$5.58	$0.63	$3.50	$(2.39)
Average shares outstanding	1,715	1,698	1,712	1,697

Per ASC 805, the chart below summaries the comparative financial statements for revenue and earnings as if all the acquired companies occurred at the beginning of the respective period.

	Three Months ended		Six Months Ended
	JUNE 29,	JUNE 30,	JUNE 29,	JUNE 30,
	2019	2018	2019	2018
Revenue	$30,700	$31,942	$64,764	$61,188
Pre-tax income (loss) from continuing operations	$14,380	$2,242	$10,457	$(4,101)

Total goodwill added to the Consolidated Balance Sheet due to acquisition activity during the second quarter of 2019 was $4,551,000. The goodwill is attributable to the skills and technical talent of the established work force at each of the acquired businesses and synergies expected to be achieved from integrating the individual acquired business operations in to the Company’s exsisting consolidated business portfolio. This amount is attributable to the HVAC and Door segments in the amounts of $2,259,000 and $2,292,000, respectively. The goodwill amounts are not final and are subject to change as additional information is obtained over the coming months. Additionally, goodwill deductible for tax purposes is still being determined. The impact on revenue and earnings of the businesses acquired in the second quarter of 2019 was not material to the consolidated company for the current period.

17.  Identifiable amortizable intangible assets as of June 27, 2019 include trade names, intellectual property and customer related intangibles. These intangibles were all related to acquisition activity in the second quarter 2019 and are still in the process of being finalized. The amounts are subject to change as additional information is obtained over the coming months. See Note 16 for additional discussion. Collectively, these assets were carried at $13,465,000, net of zero accumulated amortization as of June 29, 2019. The pre-tax amortization expense for intangible assets during the quarters ended June 29, 2019 and June 30, 2018 was zero.

Based upon the intangible assets recorded on the balance sheet at June 29, 2019, amortization expense for the next five years is estimated to be as follows: 2019 – $198,000; 2020 through 2023 – $396,000 each year.

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

Company Overview

The Company has experienced various changes in the first half of 2019 with the sale of substantially all assets of its ready-mix concrete and Daniels sand operations in the first quarter of 2019 and the acquisition of four new operating businesses in the second quarter of 2019. In conjunction with this activity, management reviewed its operating and reporting structure and made adjustments to align the structure with how operations will be measured and evaluated going forward. For additional detail of the Company’s operations and operating structure, see Note 7 to the condensed consolidated financial statements contained in this Quarterly Report.

Liquidity and Capital Resources

Certain products within the Company’s portfolio are seasonal, primarily furnaces and evaporative coolers in the HVAC segment which are sensitive to weather conditions particularly during their respective peak selling seasons. Other products within the HVAC segment, specifically fan-coils and dryer boxes, and Door segment are, to a significant extent, dependent on construction activity. Historically, the Company has experienced operating losses during the first quarter and typically improved in the second and third quarters reflecting more favorable weather conditions in southern Colorado and the seasonal sales of evaporative coolers. Fourth quarter results could vary based on weather conditions in Colorado as well as in the principal markets for the Company’s heating equipment. The sale of the Company’s ready-mix and Daniels sand operations along with the acquisitions recently competed is expected to reduce the seasonality of the Company’s operations.

Historically, the Company would typically experience operating cash flow deficits during the first half of the year reflecting operating results, the use of sales dating programs (extended payment terms) related to the HVAC segment and payments of the prior year’s accrued incentive bonuses and Company profit-sharing contributions, if any. As a result, the Company’s borrowings against its revolving credit facility tended to peak during the second quarter and then decline over the remainder of the year. In the current year, a legal settlement and the sale of TMC assets in the first quarter provided sufficient cash reserves such that borrowings against the revolving credit facility were significantly less than historical experience. The cash reserves allowed the Company to complete the acquisitions of four operating businesses without taking on additional debt. The divestiture and acquisition activity is expected to smooth cash flow over the course of the fiscal year and result in more consistent levels of borrowings throughout the year.

Cash provided by continuing operations was $5,913,000 during the first six months of 2019 compared to $2,977,000 used during the first six months of 2018.  The current year includes a net $14,781,000 cash received from a legal settlement realized earlier in the year. The amount of cash used in investing activities is attributable to the acquisition activity detailed previously. The prior year included $878,000 related to deferred development of a mining property which was written off in the first quarter of 2018. See Note 12 for additional detail. Cash provided by discontinued operations in the first half of 2019 was $294,000 compared to $1,025,000 used in the first half of 2018. Both periods reflect operating results combined with changes in working capital items.

During the six months ended June 29, 2019,  investing activities provided  $407,000 of cash compared to $748,000 of cash used in the prior year’s period. The current year period included $23,679,000 of cash proceeds from the sale of TMC assets and cash payments of $23,213,000 to acquire assets of four operating businesses. See Note 15 and Note 16 for additional detail. Capital expenditures by continuing operations during the first six months of 2019 were $448,000 and  $734,000, respectively. Capital expenditures by discontinued operations were $172,000 and $1,414,000 for the first half of 2019 and 2018, respectively. The first half of 2019 included $561,000 in proceeds from the sale of equipment in the Construction Materials division. The first half of 2018 included $1,400,000 in proceeds from the sale of equipment in discontinued operations.

Financing activities during the first six months of 2019 used  $2,021,000 as excess cash was used to pay down the revolving debt. During the first six months of 2018 financing activities provided  $4,500,000 of cash as borrowings were used to finance the increase in working capital. See also the discussion of the Revolving Credit and Term Loan Agreement below.

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

The Company’s outstanding borrowings against the revolving credit facility were $300,000 at June 29, 2019. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the entire revolving credit facility was available to the Company. This situation is expected to continue for the foreseeable future.

As of June 29, 2019 the Company was in compliance with all covenants in the Credit Agreement, as amended, and expects to be in compliance with all loan covenants for the remaining term of the Credit Agreement. The Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement will be sufficient to cover expected cash needs, including planned capital expenditures, for the next twelve months.

Results of Continuing Operations - Comparison of Quarter Ended June 29, 2019 to the Quarter Ended June 30, 2018

In the ensuing discussions of the results of operations the Company defines the term gross profit as the amount determined by deducting cost of sales before depreciation, depletion and amortization from sales. The gross profit ratio is gross profit divided by sales.

Consolidated sales in the second quarter of 2019 were $25,257,000, a decrease of $300,000, or 1.2%, compared to the second quarter of 2018.  The decrease was primarily due to lower sales in the Construction Materials segment, down 29.0%, as one of the main operating quarries was mined out and moved to complete reclamation. The HVAC segment reported sales down 1.9% over the second quarter of the prior year.  The Door segment reported a  sales increase of 11.6% in the second quarter of 2019 compared to the second quarter of the previous year.

The consolidated gross profit ratio in the third quarter of 2018 was 14.7% compared to 23.4% in the same period of 2018 driven primarily by cost increases in the HVAC segment and to a lesser extent in the Door segment.

Consolidated selling and administrative expenses were $4,447,000 higher in the second quarter of 2019 compared to the second quarter of 2018.  The increase between years was primarily due to investments  to stimulate growth of the Company. The current quarter included $1,510,000 in expenses associated with the recent acquisition activity. These costs included transaction fees paid to an investment bank, legal fees, due diligence costs and other professional fees related to the onboarding of the new businesses. Additionally, there have been investments in the HVAC segment, as well as at the Corporate level, in key personnel, sales and marketing enhancements, consulting, research and development and travel. As a percentage of consolidated sales, selling and administrative expenses increased to 36.0% in the second quarter of 2019 from 18.2% in the second quarter of 2018.

The second quarter of 2019 included a $428,000 gain on the sale of equipment in the Construction Materials segment, discussed below.  There were no similar gains on sales of equipment for the second quarter of 2018.

The consolidated operating loss for the second quarter of 2019 was $5,419,000 compared to operating income of $1,014,000 in the second quarter of the prior year. The decreased performance is primarily attributable to the HVAC segment and the Corporate office selling and administrative expenses discussed above.  Individual segment performance is discussed further below.

Interest income in the second quarter of 2019 was $161,000 compared to $21,000 in the second quarter of 2018. The increase is attributable to interest earned on cash reserves in the current year resulting from the first quarter 2019 legal settlement and sale of TMC assets.

Interest expense in the second quarter of 2019 was $102,000 compared to $167,000 in the second quarter of 2018. Interest expense includes interest on outstanding funded debt, finance charges on outstanding letters of credit, the fee on the unused revolving credit line and other recurring fees charged by the lending bank. The decrease from the prior year quarter is attributable to lower average borrowings. Average outstanding funded debt in the second quarter of 2019 was $224,000 compared to $7,765,000 for the second quarter of 2018. At the end of the second quarter of 2019 the outstanding funded debt was $300,000 compared to $8,000,000 at the end of the second quarter of 2018.

The Company’s effective income tax rate reflects federal and state statutory income tax rates adjusted for non-deductible expenses, tax credits and other tax items. The estimated effective income tax rate in the second quarter of 2019 was 26.3% compared to a benefit of 25.0% for the second quarter of 2018.

As discussed in Note 7, the Company has revised its segment reporting to align with how key management is reviewing and measuring performance of the portfolio companies going forward. The Company operates nine businesses in three reportable segments. The following addresses various aspects of operating performance within each of the reportable segments.

Results of Discontinued Operations - Comparison of Quarter Ended June 29, 2019 to the Quarter Ended June 30, 2018

The results of discontinued operations reflect the operations of the ready-mix and Daniels sand businesses of TMC. The Company sold the assets of these business units on February 1, 2019. The second quarter 2019 loss realized from discontinued operations included a pre-tax loss on the sale of assets of $1,225,000 resulting from the final working capital adjustment and adjustment to transaction fees. The pre-tax gain from discontinued operations for the first quarter of 2018 was $1,928,000.

HVAC Segment

The table below presents a summary of operating information for the HVAC segment for the quarters ended June 29, 2019 and June 30, 2018 (dollar amounts in thousands):

	Three Months ended
	JUNE 29,	JUNE 30,
	2019	2018
Revenues from external customers	$17,289	$17,622
Segment gross profit	2,620	3,337
Gross profit as percent of sales	15.2%	18.9%
Segment operating (loss) income	$(1,858)	$279
Operating (loss) income as a percent of sales	(10.7)%	1.6%
Segment assets	$45,984	$32,200
Return on assets	(4.0)%	0.9%

In the second quarter of 2019, approximately 51% of sales in the HVAC segment consisted of coolers. Wall furnaces and heaters accounted for 20% while fan coils accounted for 23% of the segment’s sales. Boiler room equipment and dryer vent products made up approximately 6% of 2019 second quarter sales.  In the second quarter of 2018 these shares of total segment sales were 59%, 21%, 20% and 0%, respectively. Overall sales in the HVAC segment in the second quarter of 2019 decreased by $333,000 (1.9%) compared to the same period in 2018.  Fan coil sales have lagged management expectations thus far in 2019, however, the backlog remains strong. Furnace sales were also below prior year levels. Management attributes much of this to the discontinuation of a pre-season discount program that is expected to push certain sales from the current quarter to later in the year. Cooler sales volume decreased approximately 8% from 2018 second quarter levels.

Sales of furnaces and heaters decreased 6.9% in the three months ended June 29, 2019 compared to the three months ended June 28,  2018. Unit shipments of furnaces and heaters were 20.5% lower in the second quarter of 2019 compared to the prior year second quarter. Management believes the elimination of a pre-season discount program reduced current quarter sales, but anticipates these sales will be recognized later in the year. Average sales prices for furnaces and heaters were about 17.1% higher compared to a year ago due to changes in product mix and a price increase realized mid-second quarter 2018.

Sales of fan coils during the second quarter of 2019 increased 11.3% compared to the second quarter 2018. Typically, approximately 90% of the sales of fan coils are custom-made systems for hotels and other commercial buildings. Fan coil jobs are obtained through a competitive bidding process. Since every bid job is a unique configuration of materials and parts, the Company does not track unit sales or production as such unit volume data would not be useful in managing the business. Management focuses on the contribution margin by job, the current level of sales and the sales backlog in managing the fan coil business. Contribution margin is measured by deducting variable manufacturing costs and variable selling expenses from sales for a particular product line and is used as an internal measure of profitability for a product or product line. The fan coil contribution margin percentage in the second quarter of 2019 decreased to 27.2% from 28.9% in the second quarter of 2018.  Reduced production levels contributed to the decrease in contribution margin in the current quarter. Both quarter’s contribution margins were considered within acceptable performance levels.

Sales of evaporative coolers decreased 13.4% in the second quarter of 2019 compared to the second quarter of 2018. Unit sales of evaporative coolers declined 18.5%. Average selling prices increased 8.5% between the second quarter of 2019 and the second quarter of 2018 primarily due to the price increase realized in 2018.

Sales of newly acquired business operations are included in the HVAC results from the date of acquisition. These sales contributed approximately $1,200,000 to current quarter results. See Note 16 for further discussion of acquisitions.

The HVAC segment’s gross profit ratio for the second quarter of 2019 was 15.2% compared to 18.9% in the second quarter of 2018. The decrease in gross profit ratio is attributable to lower sales and production levels.

Selling and administrative expenses in the second quarter of 2019 were $1,580,000 higher than the second quarter of the previous year. The increase was attributable to investments being made to stimulate future growth. These increased costs included compensation related expenses, sales and marketing related expenses and research and developmental related expenses. As a percentage of sales, selling and administrative expenses were 25.3% in the second quarter of 2019 and 15.8% in the second quarter of 2018.

Door Segment

The table below presents a summary of operating information for the Door segment for the quarters ended June 29, 2019 and June 30, 2018 (dollar amounts in thousands):

	Three Months ended
	JUNE 29,	JUNE 30,
	2019	2018
Revenues from external customers	$6,454	$5,782
Segment gross profit	1,681	1,686
Gross profit as percent of sales	26.0%	29.2%
Segment operating income	$614	$918
Operating income as a percent of sales	9.5%	15.9%
Segment assets	$13,783	$8,190
Return on assets	4.5%	11.2%

The Door segment sells hollow metal doors, door frames and related hardware, wood doors, sliding door systems, lavatory fixtures and electronic access and security systems. The Door segment’s sales are primarily for commercial and institutional buildings such as schools and healthcare facilities as well as hospitality buildings.  A majority of the sales of the Door segment are related to jobs obtained through a competitive bidding process. Bid prices may be higher or lower than bid prices on similar jobs in the prior year. As the product components of any one job likely vary significantly from any other job, the Door segment does not track unit sales of the various products through its accounting or management reporting systems. Management focuses on the level of the sales backlog, the trend in sales and the gross profit rate in managing the business.

Door sales in the second quarter of 2019 were $672,000 (11.6%) higher than in the second quarter of the previous year primarily due to the recent acquisition of Fastrac and Serenity. Bidding prices remain competitive. The gross profit ratio in the second quarter of 2019 and 2018 was 26.0% versus 29.2%, respectively, as competitive pricing on certain larger jobs and increased labor costs resulted in lower margins.

Selling and administrative expenses were $296,000 higher in the second quarter of 2019 compared to the second quarter of 2018 mainly due to the recent acquisitions. As a percentage of sales, these expenses increased to 15.8% in the second quarter of 2019 from 12.6% in the comparable 2018 quarter.

Construction Materials

The table below presents a summary of operating information for the Construction Materials segment for the quarters ended June 29, 2019 and June 30, 2018 (dollar amounts in thousands):

	Three Months ended
	JUNE 29,	JUNE 30,
	2019	2018
Revenues from external customers	$1,509	$2,124
Segment gross profit	(585)	922
Gross profit as percent of sales	(38.8)%	43.4%
Segment operating (loss) income	$(861)	$692
Operating (loss) income as a percent of sales	(57.1)%	32.6%
Segment assets	$11,407	$11,021
Return on assets	(7.5)%	6.3%

The ready-mix concrete and Daniels sand operational assets of TMC were sold on February 1, 2019. The operations of the ready-mix and Daniels sand businesses were classified as discontinued operations and assets held for sale for all periods presented. See Note 15 for further discussion of the transaction. The discontinued operations, together with the continuing operations formerly known as the Concrete, Aggregate and Construction Supply (CACS) segment, were reclassified to the Construction Materials segment for current reporting. The product offerings of continuing operations of the former CACS segment consist of aggregates and construction supplies. Aggregates are produced at multiple locations in or near Colorado Springs and Pueblo, Colorado. Construction supplies encompass numerous products purchased from third party suppliers and sold to the construction trades, particularly concrete sub-contractors. Revenue of the Construction Materials segment decreased 29.0% in the second quarter of 2019 compared to the second quarter of 2018.

The CACS segment produces and sells sand, crushed limestone and gravel (collectively “aggregates”) from deposits in and around Colorado Springs. Sales volume (tons) of aggregates decreased in the second quarter of 2019 compared to the comparable 2018 quarter. This is mainly attributable to the Grisenti pit being fully mined and working to complete reclamation with minimal sales. Sales at the Pikeview quarry were nominal in the second quarter of the current year as the Company prioritized completing the reclamation at Grisenti. The reduced sales volume and additional reclamation related costs at Grisenti lead to the aggregates operations reporting operating income in the second quarter of 2019 just over break-even compared to operating income of approximately $100,000 in the second quarter of 2018. There has been no change in the operating plan at Pikeview.

Sales of construction supplies decreased by 22.3% in the second quarter of 2019 compared to the prior year quarter. The prior year second quarter included shipment of a significant job that was non-recurring. The division reported an operating profit in the second quarter of 2019 and the second quarter of 2018. The operating profit was lower in the current year quarter due to reduced sales volume.

Selling and administrative expenses were $355,000 higher in the second quarter of 2019 compared to the same period in 2018. The increase was attributable primarily to increased legal fees. Litigation fees during the second quarter of 2019 were $447,000 compared to $62,000 incurred during the comparable period of 2018.

The second quarter of 2019 included a gain of $428,000 on the sale of equipment. There were no similar gains in the second quarter of 2018.

Results of Continuing Operations - Comparison of Six Months Ended June 29, 2019 to Six Months Ended June 30, 2018

In the ensuing discussions of the results of operations the Company defines the term gross profit as the amount determined by deducting cost of sales before depreciation, depletion and amortization from sales. The gross profit ratio is gross profit divided by sales.

Consolidated sales in the first six months of 2019 were $47,786,000, a decrease of $1,181,000 or 2.4% compared to the first six months of 2018.  The Door segment reported a sales increase of 6.1%, however, the HVAC and Construction Materials segments reported sales decreases of 3.2% and 17.7%, respectively. Individual segments are discussed below.

The consolidated gross profit ratio in the first six months of 2019 was 17.6% compared to 22.4% in the first six months of 2018.  The decrease was mainly due to results of the Construction Materials segment which reported a gross loss of $952,000 in the first half of the current year compared to positive gross profit of $1,091,000in the first half of 2018. The Door and HVAC segments also reported decreases in gross profit in the first six months of 2019 compared to the same period in 2018.  The changes are addressed in more detail in the discussion by segment below.

Selling and administrative expenses in the first six months of 2019 were $6,050,000 (61.5%) higher compared to the same period of the prior year. The primary source of the increase was in the HVAC segment and Unallocated Corporate expenses. The increase is attributable to investments being made to promote future growth of the company. Specifically, in the HVAC segment there have been investments in key personnel, R&D and sales and marketing as WFC and PMI work towards future product design and development.  Additionally, at the Corporate level there have been key personnel investments and transaction expenses related to the second quarter 2019 acquisition activity discussed in the quarter review above. As a percentage of consolidated sales, selling and administrative expenses increased to 33.3%  in the first six months of 2019 compared to 20.1% in the same period of the prior year.

The first six months of 2019 included a $14,780,000 net gain from legal settlement recognized earlier in the year. See Note 14 for additional discussion. The first half of 2018 included the net write-off of $6,840,000 of deferred development costs previously capitalized in property, plant and equipment on the consolidated balance sheet or incurred in the first half of 2018. See Note 12 to the Quarterly Condensed Consolidated Financial Statements for further discussion.

The consolidated operating loss for the first half of 2019, before the gain from a legal settlement discussed above, was $7,824,000. The consolidated operating profit for the first half of 2018, before the write off of deferred development, was $330,000. All segments contributed to the decrease in performance, see discussion of segment performance below. Additionally, the Corporate expenses discussed above, contributed to the decrease in overall operating profit.

Interest income for the first half of 2019 was $310,000 compared to $45,000 for the first half of 2018. The increase was due to interest earned on cash reserves resulting from the legal settlement and the sale of TMC assets.

Interest expense for the first six months of 2019 was  $174,000 compared to $275,000 in the first six months of 2018 due to lower average borrowings combined with the fixed nature of certain bank fees and charges. Average outstanding funded debt in the first six months of 2019 was $513,000 compared to $5,779,000 in the first six months of 2018.

The Company’s effective income tax rate reflects federal and state statutory income tax rates adjusted for non-deductible expenses, tax credits and other tax items. The estimated effective income tax rate in the first six months of 2019 was 27.5% compared to a benefit of 25.0% for the first six months of 2018.

Results of Discontinued Operations - Comparison of the Six Months Ended June 29, 2019 to the Six Months Ended June 30, 2018

The results of discontinued operations reflect the operations of the ready-mix and Daniels sand businesses of TMC. The Company sold the assets of these business units on February 1, 2019. The 2019 income realized from discontinued operations included a pre-tax loss from operations of $724,000 and a pre-tax gain on the sale of assets of $5,283,000. The pre-tax income from discontinued operations for the first half of 2018 was $1,259,000.

HVAC Segment

The table below presents a summary of operating information for the HVAC segment for the six months ended June 29, 2019 and June 30, 2018 (dollar amounts in thousands).

	Six Months Ended
	JUNE 29,	JUNE 30,
	2019	2018
Revenues from external customers	$34,010	$35,131
Segment gross profit	6,439	6,958
Gross profit as percent of sales	18.9%	19.8%
Segment operating income (loss)	(2,336)	594
Operating income (loss) as a percent of sales	(6.9)%	1.7%
Segment assets	$45,984	$32,200
Return on assets	(5.1)%	1.8%

In the first six months of 2019, approximately 35% of sales in the HVAC segment consisted of wall furnaces and heaters. Fan coils accounted for 17% of the segment’s sales. Coolers accounted for 44% of the segment’s sales and boiler room equipment, dryer boxes and other products were approximately 4%. In the first six months of 2018 these shares of total segment sales were 33%, 19%,  48% and 0%, respectively. Overall sales in the HVAC segment in the first six months of 2019 decreased by $1,121,000 (3.2%) compared to the same period in 2018 due to lower than anticipated fan coil sales partially offset by additional sales from newly acquired business operations. Sales of furnaces increased by 4.4% in the first six months of 2019 compared to the first six months of 2018. Sales of fan coils declined 11.5% between the first six months of 2019 and the same period in the prior year. As discussed above, contribution margin is an internal measure of profitability for a product or product line. The fan coil contribution margin percentage in the first six months of 2019 was 26.6% compared to 29.2% in the first six months of 2018. Reduced production levels contributed to the lower contribution margin. Unit shipments of furnaces and heaters were down 4.0% in the first six months of 2019 versus the first six months of 2018 attributable to the discontinued pre-season program discussed in the quarterly results. Average sales price was up 8.8% in the first six months of 2019 compared to the first six months of 2018 due to changes in product mix and the impact of the sales price increase in 2018. Unit sales of evaporative coolers in the first six months of 2019 were 15.9% lower compared to the first six months of 2018. Revenue from evaporative cooler sales in the first six months of 2019 decreased 8.9% compared to the same period in the prior year. Average selling prices per unit increased 9.4% attributable to product mix and the price increase implemented in 2018.

The gross profit ratio for the HVAC segment in the first six months of 2019 was 18.9% compared to 19.8% in the first six months of 2018. The decrease was attributable to reduced production levels. Selling and administrative expenses were $2,435,000 higher in the first six months of 2019 due to investments discussed in the quarterly review. As a percentage of sales, selling and administrative expenses were 24.3% and 16.6% in the first six months of 2019 and 2018, respectively.

Door Segment

The table below presents a summary of operating information for the Door segment for the six months ended June 29, 2019 and June 30, 2018 (dollar amounts in thousands):

	Six Months Ended
	JUNE 29,	JUNE 30,
	2019	2018
Revenues from external customers	$10,696	$10,078
Segment gross profit	2,900	2,897
Gross profit as percent of sales	27.1%	28.7%
Segment operating income	$993	$1,356
Operating income as a percent of sales	9.3%	13.5%
Segment assets	$13,783	$8,190
Return on assets	7.2%	16.6%

Door sales in the first six months of 2019 increased $618,000 (6.1%) compared to the six months of the previous year primarily due to the recent acquisitions on Fastrac and Serenity. The two new operations, combined, provided over $1,000,000 in additional revenue in the current year. The gross profit ratio declined 1.6% in the first half of 2019 compared to the first half of 2018. The decrease is attributable to increased material costs on certain projects.

Selling and administrative expenses in the first six months of 2019  increased by $360,000 compared to the first six months of 2018. The addition of two new operating businesses and additional compensation related costs at the existing operations accounted for the increase. As a percentage of sales, these expenses increased to 17.0% in the first six months of 2019 from 14.5% in the first six months of 2018.

Construction Materials

The table below presents a summary of operating information for the Construction Materials segment for the six months ended June 29, 2019 and June 30, 2018 (dollar amounts in thousands):

	Six Months Ended
	JUNE 29,	JUNE 30,
	2019	2018
Revenues from external customers	$3,064	$3,725
Segment gross profit	(952)	1,091
Gross profit as percent of sales	(31.1)%	29.3%
Segment operating income (loss)	13,183	(6,561)
Operating income (loss) as a percent of sales	430.2%	(176.1)%
Segment assets	$11,407	$11,021
Return on assets	115.6%	(59.5)%

The ready-mix concrete and Daniels sand operational assets of TMC were sold on February 1, 2019. The operations of the ready-mix and Daniels sand businesses were classified as discontinued operations and assets held for sale for all periods presented. See Note 15 for further discussion of the transaction. The discontinued operations, together with the continuing operations formerly known as the Concrete, Aggregate and Construction Supply (CACS)

segment, were reclassified to Construction Materials segment for current reporting. The product offerings of continuing operations of the former CACS segment consist of aggregates and construction supplies. Aggregates are produced at multiple locations in or near Colorado Springs and Pueblo, Colorado. Construction supplies encompass numerous products purchased from third party suppliers and sold to the construction trades, particularly concrete sub-contractors.

In the first six months of 2019 sales in the Construction Materials segment decreased 17.7% compared to the first six months of 2018. The decrease is due to the Company’s Grisenti pit being fully mined and working on completing reclamation versus mining at other locations. Sales of construction supplies decreased 26.2% in the first half of 2019 compared to the first half of 2018. Decreased sales combined with additional reclamation costs at Grisenti contributed to the current year negative gross profit of $952,000 compared to an operating profit of $1,091,000 reported for the first half of 2018.

Selling and administrative expenses were $237,000 higher in the first six months of 2019 compared to the same period in 2018.  The increase was  primarily due to increased legal fees. Litigation fees related to the Pueblo aggregate lease were $432,000 during the six months ended June 29, 2019 compared to $221,000 incurred during the six months ended June 30,  2018. See Note 8 to the Quarterly Condensed Consolidated Financial Statements.

The first half of 2019 included a $14,781,000 net gain from a legal settlement recognized earlier in the year. See Note 14 for additional discussion. The first quarter of 2018 included a $6,934,000 write-off of deferred development costs associated with a mining property for which the Company had applied to the state of Colorado for the required mining permits. Subsequent to March 31, 2018 the permits were denied by the state’s Reclamation Mining and Safety Division. See Note 12 for further discussion.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements contained in this Quarterly Report have been prepared in accordance with accounting principles generally accepted in the United States of America which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 29, 2019 and December 29, 2018 and affect the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates.

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

MATERIAL CHANGES TO CONTRACTUAL OBLIGATIONS

There were no material changes to contractual obligations that occurred during the quarter ended June 29, 2019.

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

Item 4.    Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures.

The Company’s Chie f Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) as of June 29, 2019. The Chief Executive Officer and Chief Financial Officer, based on that evaluation, concluded that the Company’s disclosure controls and procedures are effective and were reasonably designed to ensure that all material information relating to the Company (including its subsidiaries) required to be disclosed in the reports filed and submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission.

(b)Changes in Internal Control Over Financial Reporting.

During the quarter ended June 29, 2019, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial information from Continental Materials Corporation’s Quarterly Report on Form 10-Q for the period ended June 29,  2019 filed with the SEC on August 13,  2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Retained Earnings for the three and six-month periods ended June 29,  2019 and June 30, 2018, (ii) the Condensed Consolidated Balance Sheets at June 29,  2019 and December 29, 2018, (iii) the Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 29,  2019 and June 30, 2018, and (iv) Notes to the Quarterly Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION

Date:	August 13, 2019	By:	/s/ Paul Ainsworth
Paul Ainsworth, Vice President, Secretary
and Chief Financial Officer