Form 10-Q/A
period 2019-06-29
CONTINENTAL MATERIALS CORP
filed 2019-08-16
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

Amendment No. 1 to Form 10-Q

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) of Continental Materials Corporation (the "Company") amends and restates the Form 10-Q of the Company for the period ended June 29, 2019, filed on August 13, 2019 (the “Original Filing”), in its entirety to correct inadvertent errors in certain pro forma information presented in the Notes to the Condensed Consolidated Financial Statements. Specifically, pages 17 and 18 of the Original Filing presented the Company’s pro forma revenue, pre-tax income (loss), and basic and diluted earnings per share assuming acquisition activity in the current quarter had occurred at the beginning of the period presented. In the Original filing, the revenue, pre-tax income (loss), and basic and diluted earnings per share for the three month period ended June 29, 2019 were presented incorrectly in the table presenting pro forma information assuming the acquisition of Inovate had occurred December 31, 2017, as $26,372, $13,107, and $5.58, respectively, and are corrected to be presented in this Form 10-Q/A as $29,101, $(4,675), and $(2.01), respectively. In the original report, the net sales and pre-tax income (loss) for the three month period ended June 29, 2019 were presented incorrectly in the table presenting pro forma information assuming the acquisition of all businesses acquired in the second fiscal quarter of 2019 had occurred at the beginning of the period presented, as $30,700 and $14,380, respectively, and are corrected to be presented in this Form 10-Q/A as $33,249 and $(3,401), respectively.

For the convenience of the reader, this Form10-Q/A sets forth the Original Filing, as amended, in its entirety, however, except as specifically noted herein, this Form 10-Q/A does not modify or update the Original Filing. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we have included new certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this Form 10-Q/A.

Except as described above, no other changes have been made to the Original Filing. This Form10-Q/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events

PART I — FINANCIAL INFORMATION

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

	Three Months ended		Six Months Ended
	JUNE 29,	JUNE 30,	JUNE 29,	JUNE 30,
	2019	2018	2019	2018
Revenue	$29,101	$29,254	$55,588	$56,166
Pre-tax (loss) income from continuing operations	$(4,675)	$1,431	$8,277	$(5,405)
Basic and diluted (loss) earnings per share:
From continuing operations	$(2.01)	$0.63	$3.50	$(2.39)
Average shares outstanding	1,715	1,698	1,712	1,697

Per ASC 805, the chart below summaries the comparative financial statements for revenue and earnings as if all the acquired companies occurred at the beginning of the respective period.

	Three Months ended		Six Months Ended
	JUNE 29,	JUNE 30,	JUNE 29,	JUNE 30,
	2019	2018	2019	2018
Revenue	$33,429	$31,942	$64,764	$61,188
Pre-tax (loss) income from continuing operations	$(3,401)	$2,242	$10,457	$(4,101)

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

Item 6.Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) and Exchange Act Rules 13a-15(f) and 15d-15(f), filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) and Exchange Act Rules 13a-15(f) and 15d-15(f), filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

95	Mine Safety Disclosures previously filed as Exhibit 95 to Form 10-Q for the quarter ended June 29, 2019, incorporated herein by reference.

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

CONTINENTAL MATERIALS CORPORATION

Date:	August 16, 2019	By:	/s/ Paul Ainsworth
Paul Ainsworth, Vice President, Secretary
and Chief Financial Officer