Form 10-Q
period 2019-09-28
CONTINENTAL MATERIALS CORP
filed 2019-11-12
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.25 par value, shares outstanding at November 5,  2019: 1,710,698.

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 28, 2019 AND DECEMBER 29, 2018

(000’s omitted except share data)

	SEPTEMBER 28, 2019	DECEMBER 29,
	(Unaudited)	2018
ASSETS
Current assets:
Cash and cash equivalents	$4,297	$594
Receivables, net	20,754	15,321
Receivable for insured losses	840	874
Inventories
Finished goods	4,193	5,448
Work in process	1,564	1,365
Raw materials and supplies	7,191	7,993
Prepaid expenses	2,227	1,785
Refundable income taxes	2,400	494
Other current assets	4,552	2,500
Other current assets held for sale	—	10,968
Total current assets	48,018	47,342

Property, plant and equipment	11,729	10,431
Right-of use assets	5,258	—
Goodwill	6,011	1,000
Intangible assets	12,991	—
Deferred income taxes	7,823	3,414
Other long-term assets	666	448
Other long-term assets held for sale	—	13,068
	$92,496	$75,703

LIABILITIES
Current liabilities:
Revolving bank loan payable	$—	$2,200
Accounts payable and accrued expenses	20,341	12,299
Short-term asset retirement obligation	4,946	1,017
Short-term lease liabilities	1,129	—
Liability for unpaid claims covered by insurance	840	874
Other current liabilities held for sale	—	3,800
Total current liabilities	27,256	20,190

Long-term lease liabilities	4,168	—
Long-term compensation liability	456	—
Asset retirement obligation	21,018	5,252
Other long-term liabilities	2,303	1,193
Other long-term liabilities held for sale	—	292

SHAREHOLDERS’ EQUITY
Common shares, $.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	2,013	1,930
Retained earnings	49,333	61,131
Treasury shares, 862,201 and 876,409 at cost	(14,694)	(14,928)
	37,295	48,776
	$92,496	$75,703

See notes to condensed consolidated financial statements.

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE THREE MONTHS ENDED SEPTEMBER 28, 2019 AND SEPTEMBER 29, 2018

(Unaudited)

(000’s omitted except per-share amounts)

	SEPTEMBER 28,	SEPTEMBER 29,
	2019	2018

Net sales	$31,987	$23,965

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	24,452	18,740
Depreciation, depletion and amortization	597	393
Selling and administrative	8,102	6,100
Impairment related to cessation of mining an aggregate deposit	20,217	—
Loss on legal settlement (Note 20)	6,400	—
Loss on disposition of property and equipment	125	—
	59,893	25,233

Operating loss	(27,906)	(1,268)

Interest income	39	14
Interest expense	(100)	(140)
Other loss net	(16)	(70)
Loss from continuing operations before income taxes	(27,983)	(1,464)
Benefit for income taxes	(7,699)	(366)
Loss from continuing operations	(20,284)	(1,098)
Loss from discontinued operations net of income tax benefit of $0 and $46	—	(138)

Net loss	(20,284)	(1,236)

Retained earnings, beginning of period	69,617	62,907

Retained earnings, end of period	$49,333	$61,671

Basic and diluted loss per share:
Loss from continuing operations	(11.85)	(0.65)
Loss from discontinued operations	-	(0.08)
Basic and diluted loss per share	$(11.85)	$(0.73)
Average shares outstanding	1,712	1,698

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2019 AND SEPTEMBER 29, 2018

(Unaudited)

(000’s omitted except per-share amounts)

	SEPTEMBER 28,	SEPTEMBER 29,
	2019	2018

Net sales	$79,773	$72,932

Costs and expenses:
Cost of sales (exclusive of depreciation, depletion and amortization)	63,834	56,728
Depreciation, depletion and amortization	1,369	1,203
Selling and administrative	23,991	15,938
Charges related to write off of deferred development	—	6,840
Loss on legal settlement (Note 20)	6,400	—
Gain on legal settlement (Note 14)	(14,781)	—
Impairment related to cessation of mining an aggregate deposit	20,217	—
Gain on disposition of property and equipment	(308)	—
	100,722	80,709

Operating loss	(20,949)	(7,777)

Interest income	349	59
Interest expense	(274)	(415)
Other income (loss), net	42	(29)

Loss from continuing operations before income taxes	(20,832)	(8,162)

Benefit for income taxes	(5,730)	(2,040)

Net loss from continuing operations	(15,102)	(6,122)
Income from discontinued operations net of income tax provision of $1,255 and $268	3,304	806
Net loss	(11,798)	(5,316)

Retained earnings, beginning of period	61,131	66,987

Retained earnings, end of period	$49,333	$61,671

Basic and diluted income (loss) per share:
Loss from continuing operations	$(8.82)	$(3.61)
Income from discontinued operations	1.93	0.47
Basic and diluted loss per share	$(6.89)	$(3.13)

Average shares outstanding	1,712	1,697

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER  28, 2019 AND SEPTEMBER 29, 2018

(Unaudited)

(000’s omitted)

	SEPTEMBER 28,	SEPTEMBER 29,
	2019	2018
Net cash provided (used) by continuing operations	$5,492	$(1,459)
Net cash provided (used) by discontinued operations	294	(797)
Net cash provided (used) by operating activities	5,786	(2,256)

Investing activities:
Capital expenditures by continuing operations	(973)	(963)
Capital expenditures by discontinued operations	(172)	(1,439)
Payments for acquisitions	(23,213)	—
Cash proceeds from sale of discontinued operations	23,679	—
Cash proceeds from sale of continuing operations property and equipment	956	—
Cash proceeds from sale of discontinued operations property and equipment	—	1,403
Net cash provided (used) in investing activities	277	(999)

Financing activities:
Borrowings on the revolving bank loan	12,550	27,600
Repayments on the revolving bank loan	(14,750)	(24,400)
Repayments of finance lease obligations	(36)	—
Payments to acquire treasury stock	(124)	—
Net cash (used) provided by financing activities	(2,360)	3,200

Net increase (decrease) in cash and cash equivalents	3,703	(55)
Cash and cash equivalents:
Beginning of period	594	507

End of period	$4,297	$452

Supplemental disclosures of cash flow items:
Cash paid during the year for:
Interest, net	$284	$404
Contingent consideration from acquisitions	1,540	—
Income taxes, net	1,840	50

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(000’s omitted, except per share data)

Nine Months ended September 28, 2019
		Common	Capital
	Common	shares	in excess	Retained	Treasury	Treasury
	shares	amount	of par	earnings	shares	shares cost	Total
Balance at December 29, 2018	2,574,264	$643	$1,930	$61,131	876,409	$(14,928)	$48,776
Net income	—	—	—	13,322	—	—	13,322
Compensation of Board of Directors by issuance of treasury shares	—	—	83	—	(21,000)	358	441
Purchase of treasury shares	—	—	—	—	3,368	(69)	(69)
Balance at March 30, 2019	2,574,264	$643	$2,013	$74,453	858,777	$(14,639)	$62,470
Net loss	—	—	—	(4,836)	—	—	(4,836)
Purchase of treasury shares	—	—	—	—	1,752	(29)	(29)
Balance at June 29, 2019	2,574,264	$643	$2,013	$69,617	860,529	$(14,668)	$57,605
Net loss	—	—	—	(20,284)	—	—	(20,284)
Purchase of treasury shares	—	—	—	—	1,672	(26)	(26)
Balance at September 28, 2019	2,574,264	$643	$2,013	$49,333	862,201	$(14,694)	$37,295

Nine Months ended September 29, 2018
		Common	Capital
	Common	shares	in excess	Retained	Treasury	Treasury
	shares	amount	of par	earnings	shares	shares cost	Total
Balance at December 30, 2017	2,574,264	$643	$1,887	$66,987	892,097	$(15,195)	$54,322
Net loss	—	—	—	(6,193)		—	(6,193)
Compensation of Board of Directors by issuance of treasury shares	—	—	43	—	(16,000)	271	314
Purchase of treasury shares	—	—	—	—	112	—	—
Balance at March 31, 2018	2,574,264	$643	$1,930	$60,794	876,209	$(14,924)	$48,443
Net income	—	—	—	2,113		—	2,113
Purchase of treasury shares	—	—	—	—	—	—	—
Balance at June 30, 2018	2,574,264	$643	$1,930	$62,907	876,209	$(14,924)	$50,556
Net income	—	—	—	(1,236)		—	(1,236)
Purchase of treasury shares	—	—	—	—	200	(4)	(4)
Balance at September 29, 2018	2,574,264	$643	$1,930	$61,671	876,409	$(14,928)	$49,316

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

NOTES TO THE QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED SEPTEMBER 28, 2019

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

Certain reclassifications have been made to prior period financial information in order to conform to the current period’s presentation, including a change to the Company’s reporting segments. See Note 7 for further information and for disaggregation of revenue by segment.

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

The Tax Cuts and Jobs Act, enacted December 22, 2017, eliminated the corporate Alternative Minimum Tax (AMT) and allows for all existing credit carryforwards to be used to offset regular tax liability for tax years beginning after December 31, 2017. Additionally, for tax years 2018, 2019 and 2020, to the extent that the AMT credit carryover exceeds the regular tax liability, 50% of the excess AMT credit is refundable. Any remaining credits will be fully refundable in 2021. For state tax purposes, net operating losses can be carried forward for various periods for the states that the Company is required to file in. California Enterprise Zone credits can be used through 2023 while Colorado credits can be carried forward for 7 years. The Company has established a valuation reserve related to a portion of the California Enterprise Zone credit not expected to be utilized prior to expiration.

The Company’s income tax returns are subject to audit by the Internal Revenue Service (IRS) and state tax authorities. The amounts recorded for income taxes reflect the Company’s tax positions based on research and interpretations of complex laws and regulations. The Company accrues liabilities related to uncertain tax positions taken or expected to be taken in its tax returns. The Company did not identify any such uncertain tax positions as of September  28, 2019 or December 29, 2018.

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

Phantom equity and phantom equity appreciation liability awards: Fair value is estimated based on the use of a Black-Scholes option pricing model based on publically available inputs. The carrying amount of the liability represents a reasonable estimate of the vested portion of the corresponding fair value of the awards granted and was valued as Level 2.

Contingent consideration: Fair value is estimated based on the use of a Monte Carlo Simulation model based on significant inputs that are not observable in the market, which are considered Level 3 inputs in accordance with ASC Topic 820.

ARO for asset impairment: Fair value is estimated using an expected present value technique using estimated cash flows over a period of time and then discounting the expected cash flows using a credit-adjusted risk-free interest rate using significant inputs that are not observable in the market, which are considered Level 3 inputs in accordance with ASC Topic 820.

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

6.    There is no difference in the calculation of basic and diluted earnings per share (EPS) for the three-month or nine-month periods ended September 28, 2019 and September 29, 2018 as the Company does not have any dilutive instruments.

7.    The Company sold substantially all of the assets of its ready mix concrete and Daniels sand operations in the first quarter of 2019. See Note 15. During the second quarter of 2019, the Company acquired the assets of four operating businesses through three separate transactions. See Note 16 for additional discussion of the acquisitions. In conjunction with these transactions management reviewed its segment reporting structure and determined it was no longer appropriate for the consolidated business going forward. The segment reporting was revised to align with the way the Company’s decision makers evaluate, manage and allocates resources to the operating businesses after the sale of the concrete and aggregates assets of the Company’s wholly-owned subsidiaries (collectively referred to as TMC) and the acquisitions discussed below. Segment information for prior periods has been reclassified to conform to current segment reporting structure.

The Company operates primarily in the Building Products industry group. Within this industry group the Company has identified three reportable segments: the HVAC segment, the Door segment and the Construction Materials segment.

The HVAC segment produces and sells a variety of products including wall furnaces, fan coils, evaporative coolers, boiler room equipment and dryer boxes and related accessories from the Company’s wholly-owned subsidiaries, Williams Furnace Co. (WFC) of Colton, California, Phoenix Manufacturing, Inc. (PMI) of Phoenix, Arizona, Global Flow Products /American HVAC (GFP) of Broken Arrow, Oklahoma, and Inovate Dryer Technologies (Inovate) of Jupiter, Florida. Sales of this segment are nationwide although WFC and PMI sales are more concentrated in the southwestern United States. The Door segment sells hollow metal and wood doors, door frames and related hardware, sliding door systems and electronic access and security systems from the Company’s wholly-owned subsidiaries: McKinney Door and Hardware, Inc. (MDHI), Fastrac Building Supply (Fastrac) and Serenity Sliding Door Systems (Serenity), which operate out of facilities in Pueblo and Colorado Springs, Colorado. Sales of this segment are concentrated in Colorado, California and the Northwestern United States although door sales are also made throughout the United States. The Construction Materials segment offers aggregates and construction supplies from locations along the Southern Front Range of Colorado operated by the Company’s wholly-owned subsidiaries, Castle Aggregates and Castle Rebar & Supply of Colorado Springs, and TMOP Legacy Company (formerly Transit Mix of Pueblo, Inc.) of Pueblo, Colorado (the three companies collectively are referred to as the Castle Companies). During the quarter ended September 28, 2019 the Company determined to cease mining at its Pikeview aggregates quarry as continuing mining operations was no longer in the best interest of the consolidated portfolio. Accordingly, the Company recognized a $20,217,000 charge to record the reclamation liability associated with the property. The Company expects most of the reclamation to be completed by an outside party over approximately the next five years. See Note 19 for additional discussion.

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

The following table presents information about reported segments for the nine-month and three-month periods ended September 28, 2019 and September 29, 2018 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

			Construction	Unallocated	Held for
	HVAC	Doors	Materials	Corporate	Sale	Total
Nine Months ended September 28, 2019
Revenues from external customers	$57,712	$17,483	$4,579	$0	$—	$79,773
Depreciation, depletion and amortization	842	199	276	54	—	1,369
Operating income (loss)	(837)	1,288	(15,105)	(6,295)	—	(20,949)
Segment assets	53,540	13,607	9,799	15,550	—	92,496
Capital expenditures	479	72	407	15	—	973
Three Months ended September 28, 2019
Revenues from external customers	$23,702	$6,787	$1,515	$(16)	$—	$31,987
Depreciation, depletion and amortization	320	111	142	26	—	597
Operating income (loss)	1,499	295	(28,288)	(1,412)	—	(27,906)
Segment assets	53,540	13,607	9,799	15,550	—	92,496
Capital expenditures (b)	286	(36)	275	—	—	525

			Construction	Unallocated	Held for
	HVAC	Doors	Materials	Corporate	Sale	Total
Nine Months ended September 29, 2018
Revenues from external customers	$52,294	$14,824	$5,746	$68	$—	$72,932
Depreciation, depletion and amortization	809	123	238	33	—	1,203
Operating income (loss)	83	1,787	(6,439)	(3,208)	—	(7,777)
Segment assets (a)	29,003	8,003	11,315	3,346	24,036	75,703
Capital expenditures	642	94	181	46	—	963
Three Months ended September 29, 2018
Revenues from external customers	$17,163	$4,746	$2,021	$35	$—	$23,965
Depreciation, depletion and amortization	268	41	74	10	—	393
Operating income (loss)	(511)	431	121	(1,309)	—	(1,268)
Segment assets (a)	29,003	8,003	11,315	3,346	24,036	75,703
Capital expenditures (b)	377	61	142	(5)	—	575

(a)	Segment assets are as of December 29, 2018.
(b)	Capital expenditures are presented on the accrual basis of accounting.

8.On October 16, 2019 an Order of Dismissal was entered regarding the Company’s previously disclosed litigation, Continental Materials Corporation v. Valco, Inc., Civil Action No. 2014-cv-2510, filed in the United States District Court for the District of Colorado. The suit regarded a Fee Sand and Gravel Lease (Lease) between the Company as Lessee and Valco, Inc. (Valco) as Lessor that called for the payment of royalties over the life of the Lease on an agreed 50,000,000 tons of sand and gravel reserves. In the suit the Company sought declaratory judgment and damages pursuant to the Lease on the grounds that Agreed Sand and Gravel Reserves of 50 million tons did not exist, and for other relief including return of approximately $1,470,000 in royalty payments made by the Company to Valco in excess of tonnage actually produced (Prepayments). Based on information obtained through discovery, the Company alleged, in addition to the abovementioned claims, nondisclosure or concealment by Valco of material facts concerning the existence of Agreed Sand and Gravel Reserves of 50 million tons, and breach of warranty concerning the same. Valco asserted counterclaims against the Company alleging breach of contract and seeking declaratory judgment regarding the Company’s refusal to make further royalty payments under the Lease. In the ordinary course of business and absent any breach by Valco, the Company was required to make quarterly royalty payments amounting to not less than $300,000 in a calendar year. In response to Valco’s breaches of contract, the Company stopped making royalty payments at the start of the 2015 calendar year.

Subsequent to the end of the third quarter, on October 9, 2019, the Company and Valco filed a Joint Notice of Settlement stating that the parties had reached a settlement agreement resolving all claims. Trial had previously been scheduled for October 21, 2019. On October 16, 2019, the Company and Valco filed a Stipulated Motion for Dismissal with Prejudice which stated: the parties “agree that this matter, including all claims and counterclaims, dismissed with prejudice and without costs, each party to bear its own attorneys’ fees.” The Court entered the Order of Dismissal with Prejudice on October 16, 2019. See Note 20 for additional discussion.

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

10.  The Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) effective November 18, 2011. The Company entered into the Tenth Amendment to Credit Agreement effective March 22, 2019. The Company had previously entered into nine separate amendments to the Credit Agreement. Cumulatively, the amendments were entered into by the Company to, among other things, (i) modify certain of the financial covenants, (ii) adjust the amount of the Revolving Commitment, (iii) terminate the Term Loan Commitment upon the repayment in full of the outstanding principal balance (and accrued interest thereon) of the Term Loan, (iv) modify the Borrowing Base calculation to provide for borrowing availability in respect of new Capital Expenditures, (v) decrease the interest rates on the Revolving Loans, (vi) extend the maturity date and (vii) decrease the Letter of Credit fee rate. Borrowings under the Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles, certain real estate and the common stock of all of the Company’s subsidiaries. Borrowings under the Credit Agreement bear interest based on a London Interbank Offered Rate (LIBOR) or prime rate based option. The Company was not in compliance with the Fixed Coverage Charge Ratio as of September 28, 2019. The lender has provided a waiver of the covenant violation for the period ended September 28, 2019. The Company and the lender will work to address terms of the existing loan agreement prior to the end of the fiscal year ending December 28, 2019.

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

Outstanding funded revolving debt was zero as of September 28, 2019 compared to $2,200,000 as of December 29, 2018. The highest balance outstanding during the first nine months of 2019 and 2018 was $2,200,000 and $9,800,000, respectively. Average outstanding funded debt was $405,000 and $6,188,000 for the first nine months of 2019 and 2018, respectively. At September 28, 2019, the Company had outstanding letters of credit totaling $5,620,000. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the available borrowing capacity exceeded the cash needs of the Company and this situation is expected to continue for the foreseeable future.

The Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement will be sufficient to cover expected cash needs, including planned capital expenditures, for the next twelve months.

11.  The Company is involved in litigation matters related to its business. In the Company’s opinion, none of these proceedings, when concluded, will have a material adverse effect on the Company’s consolidated results of operations or financial condition as the Company has established adequate accruals for matters that are probable and estimable. The Company does not accrue estimated future legal costs related to the defense of these matters but rather expenses legal costs as incurred. See Note 8 for additional discussion.

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

TMC made its initial application for a mining permit from the state of Colorado in 2016. TMC filed its second application to the state in November 2017, which was rejected on April 26, 2018. The Company wrote off all capitalized costs associated with the permit application in the first half of 2018, a total of $6,840,000.

As of September 28, 2019 and December 29, 2018 the $2,500,000 escrow balance mentioned above was included in Other current assets as the Company has begun the process to settle the account and recover the funds.

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

Substantially all of the Company’s leases are considered operating leases. Finance leases were not material as of September 28, 2019 or for the three months ended September 28, 2019. The following table displays the undiscounted cash flows related to operating leases as of September 28, 2019, along with a reconciliation to the discounted amount recorded on the September 28, 2019 Consolidated Balance Sheet (amounts in thousands):

OPERATING
LEASE
LIABILITIES
2019	$342
2020	1,402
2021	1,389
2022	1,307
2023	761
Thereafter	910
Total lease payments	6,111
Less: interest	(814)
Present value of operating lease liabilities	$5,297

Short-term lease cost represents the Company’s cost with respect to leases with a duration of 12 months or less and are not reflected on the Company’s Consolidated Balance Sheet. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. For the three and nine months ended September 28, 2019 operating lease cost was $628,000 and $1,459,000, respectively, including $274,000 and $484,000 of short-term lease costs. Cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September  28, 2019 was $396,000 and $1,014,000, respectively.

New leases entered into during the three and nine month periods ended September 28, 2019 resulted in the recognition of operating right-of-use assets and lease liabilities of $60,000 and $649,000, respectively. At September 28, 2019 the weighted-average remaining lease term and discount rate for operating leases was 4.9 years and 6.0%, respectively.

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

15.   On February 1, 2019, the Company and certain of its subsidiaries sold substantially all of the real property, tangible personal property and executory contracts of TMC’s ready-mix business and the operations of Daniels Sand Company (Daniels) to Aggregate Industries — WCR, Inc. (the Buyer), a Colorado corporation for $27,129,000. The purchase price was paid to the Company on February 1, 2019 less certain amounts to be held in escrow, as provided in the Asset Purchase Agreement among the Company parties and the Buyer (Purchase Agreement), to secure the Company’s obligations to pay its working capital adjustment and indemnification obligations under the Purchase Agreement. The escrow also retained amounts to be held pending the subdivision of certain real property to be sold to the Buyer at a subsequent date as included in the Purchase Agreement. Combined escrow amounts of $2,049,000 were included in Other current assets in the Consolidated Balance Sheet at September 28, 2019.

The Company retained the aggregates operations and retail building materials business of TMC and all related assets and liabilities. These operations include the Pikeview quarry (see Note 19) business located in Colorado Springs, the aggregates mining business located in Pueblo, the sand and gravel mining business located in Fremont County, and the retail building materials business at sites located in Colorado Springs and Pueblo.

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

	Three Months ended		Nine Months ended
	SEPTEMBER 28,	SEPTEMBER 29,	SEPTEMBER 28,	SEPTEMBER 29,
	2019	2018	2019	2018
Revenue	$-	$17,013	$4,058	$48,219
Costs and expenses	-	16,005	3,900	44,457
Depreciation, depletion and amortization	-	288	578	862
Selling and administrative	-	907	304	2,718
Gain on sales of equipment	-	3	-	892
(Loss) gain on sale of assets	-	-	5,283	-
Pre-tax (loss) income	$-	$(184)	$4,559	$1,075

The results of discontinued operations are summarized as follows:

	Three Months ended		Nine Months ended
	SEPTEMBER 28,	SEPTEMBER 29,	SEPTEMBER 28,	SEPTEMBER 29,
	2019	2018	2019	2018
Operating income (loss)	$-	$(184)	$(724)	$1,075
Gain on sale of assets	-	—	5,283	—
Income tax (benefit) provision	-	(46)	1,255	268
Loss (income) from discontinued operations	$-	$(138)	$3,304	$806

The assets and liabilities held for sale related to TMC’s ready-mix and Daniels sand businesses were as follows:

	SEPTEMBER 28,	DECEMBER 29,
	2019	2018
Accounts receivable, net	$—	$9,054
Inventory	—	1,914
Property, plant and equipment, net	—	6,741
Other assets	—	6,327
Total assets held for sale	$—	$24,036

Accounts payable and accrued expenses	$	$3,800
Other long-term liabilities	—	292
Total liabilities held for sale	$—	$4,092

16.  During the quarter ended June 29, 2019 the Company completed three different asset purchase transactions, acquiring the assets of four operating businesses.

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

These two transactions are not considered material individually. However, they are considered material in the aggregate. The total purchase price paid for these transactions was $12,685,000, subject to a traditional post-closing working capital adjustment currently estimated to be $778,000,  with approximately $12,163,000 paid in cash at closing. The Company will pay additional contingent consideration, if earned, in the form of an earn out amount pursuant to the terms of earn out agreements in amounts of up to $4,300,000, the payment of which is subject to certain conditions and the successful achievement of gross profit growth targets for the acquired businesses following the closing of the transactions over a period of twenty-four (24) to thirty-six (36) months. Approximately $1,300,000 has been accrued based on estimated fair values of these earn out agreements. We acquired trade receivables of $1,787,000, inventory of $1,269,000, property and equipment of $2,530,000, other assets of $250,000, intangibles of $4,302,000 and goodwill of $3,675,000 and retained liabilities of $1,128,000. The current value assigned to trade receivables represents anticipated fair market value. These values are management’s current estimates of fair value and may change as additional information becomes available over the next several months. The working capital adjustment has not been finalized on either transaction and work continues on final valuation of the fair value of assets and liabilities including receivables, inventory, fixed assets, intangibles, goodwill and accounts payable. Transaction costs, included in Selling and administrative expenses on the Condensed Consolidated Statements of Operations for the three and nine month periods ended September 28, 2019, were $66,000 and $1,177,000, respectively.

On June 17, 2019 the Company acquired the assets of Inovate, a supplier of commercial and residential dryer and HVAC venting systems and components. The total purchase price for the net assets acquired was $11,505,000,  including a post-closing working capital adjustment of $84,000, with approximately $11,050,000 paid in cash at closing, using available cash reserves. The Company will pay additional contingent consideration, if earned, in the form of an earn out amount pursuant to the terms of an earn out agreement in an amount of up to $1,250,000, the payment of which is subject to certain conditions and the successful achievement of gross profit growth targets for the acquired business following the closing of the transaction over a period of twelve (12) months. Approximately $240,000 has been accrued based on an estimated fair value of this earn out agreement. The results of the acquisition of Inovate are included in the Company’s Consolidated Financial Statements from the date of acquisition. Transaction costs included in Selling and administrative expense on the Condensed Consolidated Statement of Operations for the three and nine months ended September 28, 2019 were $39,000 and $515,000, respectively.

In accordance with GAAP, the total purchase price has been allocated to the tangible and intangible net assets acquired based on management’s preliminary estimates of their fair values and may change as additional information becomes available over the next several months. The working capital adjustment was finalized although work continues on final valuation of the fair value of assets and liabilities including receivables, inventory, fixed assets, intangibles, goodwill and accounts payable. The condensed balance sheet of Inovate at the acquisition date was as follows:

Purchase price	$11,505

Accounts receivable, net	1,448
Other tangible assets	578
Intangible assets	8,808
Accounts payable and accrued expenses	(665)
Total identifiable net assets	10,169
Goodwill	$1,336

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

	Three Months ended		Nine Months ended
	SEPTEMBER 28,	SEPTEMBER 29,	SEPTEMBER 28,	SEPTEMBER 29,
	2019	2018	2019	2018
Revenue	$31,987	$27,407	$87,575	$83,573
Pre-tax (loss) income from continuing operations	$(27,983)	$(669)	$(19,706)	$(6,074)
Basic and diluted (loss) earnings per share:
From continuing operations	$(11.85)	$(0.28)	$(8.34)	$(2.53)
Average shares outstanding	1,712	1,698	1,712	1,697

Per ASC 805, the chart below summaries the comparative financial statements for revenue and earnings as if all the acquisitions occurred at the beginning of the respective period.

	Three Months ended		Nine Months ended
	SEPTEMBER 28,	SEPTEMBER 29,	SEPTEMBER 28,	SEPTEMBER 29,
	2019	2018	2019	2018
Revenue	$31,987	$30,982	$96,751	$92,170
Pre-tax (loss) income from continuing operations	$(27,983)	$75	$(17,526)	$(4,026)

Revenue of the acquired companies increased total revenue by 24.3% in the third quarter of 2019. The impact of the acquired companies on earnings for the current year quarter was not material. Total goodwill added to the Consolidated Balance Sheet due to acquisition activity during the second quarter of 2019 was $5,011,000. The goodwill is attributable to the skills and technical talent of the established work force at each of the acquired businesses and synergies expected to be achieved from integrating the individual acquired business operations in to the Company’s existing consolidated business portfolio. This amount is attributable to the HVAC and Door segments in the amounts of $2,817,000 and $2,194,000, respectively. The goodwill amounts are not final and are subject to change as additional information is obtained over the coming months. Additionally, goodwill deductible for tax purposes is still being determined.

17.  Identifiable amortizable intangible assets as of September 28, 2019 include trade names, intellectual property and customer related intangibles. These intangibles were all related to acquisition activity in the second quarter 2019 and are still in the process of being finalized. The amounts are subject to change as additional information is obtained over the coming months. See Note 16 for additional discussion. Collectively, these assets were carried at $12,991,000, net of $119,000 accumulated amortization as of September  28, 2019. The pre-tax amortization expense for intangible assets during the quarters ended September  28, 2019 and September 29, 2018 was $119,000 and zero, respectively.

Based upon the intangible assets recorded on the balance sheet at September  28, 2019, amortization expense for the next five years is estimated to be as follows: 2019 – $337,000;  2020 through 2023 – $675,000 each year.

18.  The Company adopted the Continental Materials Corporation Value Creation Incentive Plan (the “VCIP”) effective July 1, 2019. The VCIP is designed to attract and retain key management personnel by providing an incentive and reward for selected executive officers and employees of the Company. The VCIP involves only the payment of cash, not the issuance of common stock, based on appreciation of Phantom Equity or Phantom Equity Appreciation Rights (PE or PEARs, respectively) of the defined business unit, over a certain period of time. Fair value of the PE or PEAR awards was measured as of the balance sheet date presented. The awards vest over a period of four or five years and are payable over a three-year period following vesting. At September 28, 2019 total future compensation expense related to unvested awards yet to be recognized by the Company was approximately $2,796,000. This expense is expected to be recognized over a weighted-average remaining vesting period of approximately 4.3 years.

The Company used the Black-Scholes option pricing model as its method for determining fair value of the awards. The compensation expense related to the awards is recognized over the vesting period for each award. For the three and nine month periods ended September 28, 2019 the Company’s net loss included $156,000 of stock-based compensation. The total liability related to the PE and PEAR awards was $456,000, which includes $300,000 from an acquisition recorded at the opening balance sheet date, and is included as Long-term compensation on the Consolidated Balance Sheet as of September 28, 2019.

19.  During the quarter ended September 28, 2019 the Company made a strategic decision to cease mining operations at its Pikeview quarry in Colorado Springs, Colorado as it was no longer in the best economic interest of the consolidated portfolio to continue operations. The Company has a legal obligation to complete reclamation of the property as required by its mining permits with the State of Colorado. Generally accepted accounting principles require the recognition of a liability in the period in which it is incurred if a reasonable estimate of fair value can be made. Prior to cessation of mining, reclamation was performed concurrently by backfilling mined areas with overfill from current mining. The reclamation costs were reported as operating expense as the Company could not reasonably estimate the ultimate liability. Since the Company will no longer perform concurrent reclamation and can now reasonably estimate the cost of final reclamation, an asset retirement obligation (ARO) has been recorded as of September 28, 2019. The ARO liability of $20,950,000 represents the estimated fair value of the total reclamation costs.  The fair value of the liability was calculated by applying an expected present value technique using estimated cash flows over a period of time and then discounting the expected cash flows using a credit-adjusted risk-free interest rate. The related ARO asset was considered 100% impaired as total carrying value including future costs to maintain and dispose of the asset will exceed the fair value. Therefore, the Company also recorded an impairment charge of $20,217,000 related to the asset.

20.  Subsequent to the end of the third quarter of 2019, on October 15, 2019, the Company completed the acquisition from Valco of certain real property located in Pueblo, Colorado for $9 million in connection with the full and final settlement of the previously disclosed litigation between the Company and Valco. A portion of the settlement was for the property purchase and a portion was attributed to the settlement of the litigation. As the litigation claim was a known event prior to the current quarter balance sheet date, the Company has recognized the portion of the agreement related to the legal settlement in the financial statements for the period ended September 28, 2019. Since the asset purchase agreement was not a known event prior to the balance sheet date it was not recorded in the financial statements for the period ended September 28, 2019. The Company has engaged a third party to perform a valuation of the land. As the valuation has not been completed, the Company used its best estimate to allocate the final settlement to the property and settlement expense. Considering a current offer to purchase a portion of the land and research on similar properties in the same area the Company estimates the land value to be approximately

$2,600,000 leaving a value of $6,400,000 as legal settlement expense which has been recognized in the Statement of Operations for the period ended September 28, 2019 and was included in accrued expenses on the Condensed Consolidated Balance for the same period end. The property purchase will be reported by the Company in the fourth quarter. These amounts are management’s best estimate and are subject to change as additional information is received. See Note 8 for additional discussion.

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

Company Overview

The Company has experienced various changes in 2019 with the sale of substantially all assets of its ready-mix concrete and Daniels sand operations in the first quarter of 2019,  the acquisition of four new operating businesses in the second quarter of 2019 and the cessation of mining at Pikeview quarry in the third quarter of 2019. In conjunction with this activity, management reviewed its operating and reporting structure and made adjustments to align the structure with how operations will be measured and evaluated going forward including revisions to the Company’s reporting segments. Segment information for prior periods has been reclassified to conform to current segment reporting structure. For additional detail of the Company’s operations and operating structure, see Note 7 to the condensed consolidated financial statements contained in this Quarterly Report.

Liquidity and Capital Resources

Certain products within the Company’s portfolio are seasonal, primarily furnaces and evaporative coolers in the HVAC segment which are sensitive to weather conditions particularly during their respective peak selling seasons. Other products within the HVAC segment, specifically fan-coils and dryer boxes, and Door segment are, to a significant extent, dependent on construction activity. Historically, the Company has experienced operating losses during the first quarter and typically improved in the second and third quarters reflecting more favorable weather conditions in southern Colorado and the seasonal sales of evaporative coolers. Fourth quarter results could vary based on weather conditions in Colorado as well as in the principal markets for the Company’s heating equipment. The sale of the Company’s ready-mix and Daniels sand operations along with the acquisitions recently completed is expected to reduce the seasonality of the Company’s operations.

Historically, the Company would typically experience operating cash flow deficits during the first half of the year reflecting operating results, the use of sales dating programs (extended payment terms) related to the HVAC segment and payments of the prior year’s accrued incentive bonuses and Company profit-sharing contributions, if any. As a result, the Company’s borrowings against its revolving credit facility tended to peak during the second quarter and then decline over the remainder of the year. In the current year, a legal settlement and the sale of TMC assets in the first quarter provided sufficient cash reserves such that borrowings against the revolving credit facility were significantly less than historical experience. The cash reserves allowed the Company to complete the acquisitions of four operating businesses without taking on additional debt. The divestiture and acquisition activity is expected to smooth cash flow over the course of the fiscal year and result in more consistent levels of borrowings throughout future years.

Cash provided by continuing operations was $5,492,000 during the first nine months of 2019 compared to $1,459,000 used during the first nine months of 2018.  The current year period included a net $14,781,000 cash received from a legal settlement realized earlier in the year.  The prior year period included $6,840,000 related to deferred development of a mining property which was written off in the first half of 2018. See Note 12 for additional detail. Cash provided by discontinued operations in the first nine months of 2019 was $294,000 compared to $797,000 used in the first nine months of 2018. Both periods reflect operating results combined with changes in working capital items.

During the nine months ended September 28, 2019,  investing activities provided  $277,000 of cash compared to $999,000 of cash used during the nine months ended September 29, 2018.  The current year period included $23,679,000 of cash proceeds from the sale of TMC assets and cash payments of $23,213,000 to acquire assets of four operating businesses. See Note 15 and Note 16 for additional detail. Capital expenditures by continuing operations during the first nine months of 2019 and 2018 were $973,000 and  $963,000, respectively. Capital expenditures by discontinued operations were $172,000 and $1,439,000 for the first nine months of 2019 and 2018, respectively. The first nine months of 2019 included  $956,000 in proceeds from the sale of equipment primarily in the Construction Materials division. The first nine months of 2018 included $1,403,000 in proceeds from the sale of equipment in discontinued operations.

Financing activities during the first nine months of 2019 used  $2,360,000 of cash as the Company used excess cash to pay down the revolving debt. During the first nine months of 2018 financing activities provided  $3,200,000 of cash as borrowings which were used to finance the increase in working capital. See also the discussion of the Revolving Credit and Term Loan Agreement below.

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

The Company had no outstanding borrowings against the revolving credit facility at September  28, 2019. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the entire revolving credit facility was available to the Company. This situation is expected to continue for the foreseeable future.

The Company was not in compliance with the Fixed Coverage Charge Ratio as of September 28, 2019. The lender has provided a waiver of the covenant violation for the period ended September 28, 2019. The Company and the lender intend to work to address terms of the existing loan agreement prior to the end of the fiscal year ending December 28, 2019. The Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement will be sufficient to cover expected cash needs, including planned capital expenditures, for the next twelve months.

Results of Continuing Operations Comparison of Quarter Ended September 28, 2019 to the Quarter Ended September 29, 2018

In the ensuing discussions of the results of operations the Company defines the term gross profit as the amount determined by deducting cost of sales before depreciation, depletion and amortization from sales. The gross profit ratio is gross profit divided by sales.

Consolidated sales in the third quarter of 2019 were $31,987,000, an increase of $8,022,000, or 33.5%, compared to the third quarter of 2018.  The increase was primarily due to contributions by the businesses acquired in the second quarter of the current year which, combined, reported sales of $7,800,000.  The HVAC and Door segments reported increased sales of 38.1% and 43.0%, respectively, in the third quarter of 2019 compared to the third quarter of 2018. The Construction Materials segment reported a sales decrease of 25.0% between the third quarter of 2019 and the same period of the prior year, as one of the main operating quarries was mined out and moved to complete reclamation.

The consolidated gross profit ratio in the third quarter of 2019 was 23.6% compared to 21.8% in the same period of 2018 driven primarily by the impact of second quarter 2019 acquisitions in the HVAC segment.

Consolidated selling and administrative expenses were $2,002,000 higher in the third quarter of 2019 compared to the third quarter of 2018.  The increase between years was due primarily to  the addition of four new operating businesses to the company portfolio as well as other investments  to stimulate growth of the Company. As a percentage of consolidated sales, selling and administrative expenses decreased to 25.3% in the third quarter of 2019 from 25.5% in the third quarter of 2018.

The third quarter of 2019 included a $20,217,000 charge related to the recent decision to cease operations at the Company’s Pikeview quarry in Colorado Springs, Colorado. Due to the cessation of mining, the Company has recorded an asset retirement obligation (ARO) for reclamation costs that represents the fair value of the liability to reclaim the property in accordance with the mining permits issued by the State of Colorado. See Note 19 for additional discussion. The third quarter of 2019 includes a $6,400,000 legal settlement expense for litigation settlement that occurred subsequent to the quarter ended September 28, 2019. Since the claim existed prior to the balance sheet date the settlement was included in the current quarter financial statements. See Note 20 for additional discussion.

The consolidated operating loss for the third quarter of 2019 was $27,906,000 compared to an operating loss of $1,268,000 in the third quarter of the prior year. The decreased performance is primarily attributable to the ARO and legal settlement discussed above.  Excluding the impact of the ARO and legal settlement, operating income in the current quarter decreased $21,000, or 1.7%, compared to the third quarter of 2018. The HVAC segment reported increased operating profit while the Door and Construction Materials segments reported decreases in operating income. Individual segment performance is discussed further below.

Interest expense in the third quarter of 2019 was $100,000 compared to $140,000 in the third quarter of 2018. Interest expense includes interest on outstanding funded debt, finance charges on outstanding letters of credit, the fee on the unused revolving credit line and other recurring fees charged by the lending bank. The decrease from the prior year quarter is attributable to lower average borrowings. Average outstanding funded debt in the third quarter of 2019 was $188,000 compared to $7,007,000 for the third quarter of 2018. At the end of the third quarter of 2019 the outstanding funded debt was zero compared to $6,700,000 at the end of the third quarter of 2018.

The Company’s effective income tax rate reflects federal and state statutory income tax rates adjusted for non-deductible expenses, tax credits and other tax items. The estimated effective income tax rate in the third quarter of 2019 was 27.5% compared to 25.0% for the third quarter of 2018.

As discussed in Note 7, the Company has revised its segment reporting to align with how key management is reviewing and measuring performance of the portfolio companies going forward. The Company operates nine businesses in three reportable segments. The following addresses various aspects of operating performance within each of the reportable segments.

Results of Discontinued Operations - Comparison of Quarter Ended September 28, 2019 to the Quarter Ended September 29, 2018

The results of discontinued operations reflect the operations of the ready-mix and Daniels sand businesses of TMC. The Company sold the assets of these business units on February 1, 2019. There was no gain or loss from discontinued operations in the third quarter 2019.  The pre-tax loss from discontinued operations for the third quarter of 2018 was $184,000.

HVAC Segment

The table below presents a summary of operating information for the HVAC segment for the quarters ended September 28, 2019 and September 29, 2018 (dollar amounts in thousands):

	Three Months ended
	SEPTEMBER 28,	SEPTEMBER 29,
	2019	2018
Revenues from external customers	$23,702	$17,163
Segment gross profit	6,234	3,077
Gross profit as percent of sales	26.3%	17.9%
Segment operating income (loss)	$1,499	$(511)
Operating income (loss) as a percent of sales	6.3%	(3.0)%
Segment assets	$53,540	$32,200
Return on assets	2.8%	(1.6)%

In the third quarter of 2019, approximately 26% of sales in the HVAC segment consisted of coolers. Wall furnaces and heaters accounted for 33% while fan coils accounted for 17% of the segment’s sales in the third quarter of 2019. Boiler room equipment and dryer vent products made up approximately 23% of 2019 third quarter sales.  In the third quarter of 2018 these shares of total segment sales were 59%, 21%, 20% and 0%, respectively. Overall sales in the HVAC segment in the third quarter of 2019 increased by $6,539,000 (38.1%) compared to the same period in 2018,  primarily due to the businesses acquired in the current year which contributed $5,639,000 of sales in the current year third quarter.

Sales of furnaces and heaters increased 14.3% in the three months ended September 28, 2019 compared to the three months ended September 29, 2018. Unit shipments of furnaces and heaters were 13.1%  higher in the third quarter of 2019 compared to the prior year third quarter. Management believes the increase is attributable to the elimination of a pre-season discount program earlier in the year which pushed sales from earlier quarters to the current quarter as well as a proposed price increase causing some customers to purchase before the price increase.  Average sales prices for furnaces and heaters in the third quarter of 2019 remained fairly consistent compared to the prior year third quarter, increasing about 1.1%.

Sales of fan coils during the third quarter of 2019 increased 4.4% compared to the third quarter of 2018. Typically, approximately 90% of the sales of fan coils are custom-made systems for hotels and other commercial buildings. Fan coil jobs are obtained through a competitive bidding process. Since every bid job is a unique configuration of materials and parts, the Company does not track unit sales or production as such unit volume data would not be useful in managing the business. Management focuses on the contribution margin by job, the current level of sales and the sales backlog in managing the fan coil business. Contribution margin is measured by deducting variable manufacturing costs and variable selling expenses from sales for a particular product line and is used as an internal measure of profitability for a product or product line. The fan coil contribution margin percentage in the third quarter of 2019 increased to 28.0% from 25.7% in the third quarter of 2018.  Increased production levels contributed to the increase in contribution margin in the current quarter. The contribution margins in both the third quarter of 2019 and the third quarter of 2018were considered within acceptable performance levels.

Sales of evaporative coolers remained basically flat in the third quarter of 2019 compared to the third quarter of 2018. Unit sales of evaporative coolers declined 3.3%. Average selling prices increased 5.2% between the third quarter of 2019 and the third quarter of 2018 primarily due product mix.

Sales of newly acquired business operations are included in the HVAC results from the date of acquisition. These sales contributed approximately $5,639,000 to current quarter results. See Note 16 for further discussion of acquisitions.

The HVAC segment’s gross profit ratio for the third quarter of 2019 was 26.3% compared to 17.9% in the third quarter of 2018. The increase in gross profit ratio is attributable to impact of newly acquired businesses combined with improved gross profit ratios in existing operations.

Selling and administrative expenses in the third quarter of 2019 were $1,097,000 higher than the third quarter of the previous year. The increase was mainly attributable to the acquired businesses. As a percentage of sales, selling and administrative expenses decreased to 18.6% in the third quarter of 2019 from 19.3% in the third quarter of 2018.

Door Segment

The table below presents a summary of operating information for the Door segment for the quarters ended September 28, 2019 and September 29, 2018 (dollar amounts in thousands):

	Three Months ended
	SEPTEMBER 28,	SEPTEMBER 29,
	2019	2018
Revenues from external customers	$6,787	$4,746
Segment gross profit	1,865	1,244
Gross profit as percent of sales	27.5%	26.2%
Segment operating income	$295	$918
Operating income as a percent of sales	4.3%	19.3%
Segment assets	$13,607	$8,190
Return on assets	2.2%	11.2%

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

Door sales in the third quarter of 2019 were $2,041,000 (43.0%) higher than in the third quarter of the previous year primarily due to the recent acquisition of Fastrac and Serenity. Bidding prices remain competitive. The gross profit ratio in the third quarter of 2019 and 2018 was 27.5% versus 26.2%, respectively, reflecting the impact of the newly acquired businesses and better pricing in existing businesses.

Selling and administrative expenses were $688,000 higher in the third quarter of 2019 compared to the third quarter of 2018 mainly due to the recent acquisitions. As a percentage of sales, these expenses increased to 21.5% in the third quarter of 2019 from 16.3% in the comparable 2018 quarter.

Construction Materials

The table below presents a summary of operating information for the Construction Materials segment for the quarters ended September 28, 2019 and September 29, 2018 (dollar amounts in thousands):

	Three Months ended
	SEPTEMBER 28,	SEPTEMBER 29,
	2019	2018
Revenues from external customers	$1,515	$2,021
Segment gross (loss) profit	(549)	869
Gross profit as percent of sales	(36.2)%	43.0%
Segment operating (loss) income	$(28,288)	$121
Operating (loss) income as a percent of sales	(1,867.6)%	6.0%
Segment assets	$9,799	$11,021
Return on assets	(288.7)%	1.1%

The ready-mix concrete and Daniels sand operational assets of TMC were sold on February 1, 2019. The operations of the ready-mix and Daniels sand businesses were classified as discontinued operations and assets held for sale for all periods presented. See Note 15 for further discussion of the transaction. The discontinued operations, together with the continuing operations formerly known as the Concrete, Aggregate and Construction Supply (CACS) segment, were reclassified to the Construction Materials segment for current reporting. The product offerings of continuing operations of the former CACS segment consisted of aggregates and construction supplies. Aggregates are produced at multiple locations in or near Colorado Springs and Pueblo, Colorado. Construction supplies encompass numerous products purchased from third party suppliers and sold to the construction trades, particularly concrete sub-contractors. Revenue of the Construction Materials segment decreased 25.0% in the third quarter of 2019 compared to the third quarter of 2018. Management made a strategic decision to cease mining at the Pikeview quarry at the end of the third quarter of 2019 when it was determined that continued mining was not in the best economic interests of the consolidated portfolio. The current quarter includes a $20,217,000 impairment charge related to the cessation of mining. The quarry may continue to report some revenue from dumping fees or for remaining inventory sales, but otherwise will turn to full reclamation status. See Note 19 for further discussion.

Prior to the decision to cease mining operations made at the end of the current quarter, the CACS segment produced and sold sand, crushed limestone and gravel (collectively “aggregates”) from deposits in and around Colorado Springs. Sales volume of aggregates decreased in the third quarter of 2019 compared to the comparable 2018 quarter. This is mainly attributable to the Grisenti pit being fully mined and working to complete reclamation with minimal sales. Sales at the Pikeview quarry were nominal in the third quarter of the current year as the Company prioritized completing the reclamation at Grisenti. The reduced sales volumes and additional reclamation related costs, in part, led management to its decision to cease mining operations at the remaining quarry in the current quarter.

Sales of construction supplies decreased by 19.5% in the third quarter of 2019 compared to the prior year quarter. The division reported an operating profit in the third quarter of 2019 and the third quarter of 2018. The operating profit was lower in the current year quarter due to reduced sales volume.

Selling and administrative expenses were $181,000 higher in the third quarter of 2019 compared to the same period in 2018. The increase was attributable to reallocation of certain compensation and other general expenses related to the aggregates operations.

The third quarter of 2019 includes $6,400,000 legal settlement expense related to litigation that was settled after the quarter end September 28, 2019. As the claim was a known event prior to the balance sheet date the expense was included in the financial statements for the period ended September 28, 2019. See Note 20 for additional discussion. The third quarter of 2019 included a loss of $125,000 on the sale of equipment. There was a nominal gain in the third quarter of 2018.

Results of Continuing Operations - Comparison of Nine Months Ended September 28, 2019 to Nine Months Ended September 29, 2018

In the ensuing discussions of the results of operations the Company defines the term gross profit as the amount determined by deducting cost of sales before depreciation, depletion and amortization from sales. The gross profit ratio is gross profit divided by sales.

Consolidated sales in the first nine months of 2019 were $79,773,000, an increase of $6,841,000 or 9.4% compared to the first nine months of 2018.  The HVAC and Door segments reported sales increases of 10.4% and 17.9%, respectively, in the first nine months of 2019 compared to the first nine months of 2018. The Construction Materials segment reported a sales decrease of 20.3%, as one of the main operating quarries was mined out and moved to complete reclamation and management made the decision to cease operations at Pikeview quarry in the current year quarter. Individual segments are discussed below.

The consolidated gross profit ratio in the first nine months of 2019 was 20.0% compared to 22.2% in the first nine months of 2018.  The decrease was mainly due to results of the Construction Materials segment which reported a gross loss of $1,500,000 in the first nine months of the current year compared to positive gross profit of $1,960,000 in the first nine months of 2018. The changes are addressed in more detail in the discussion by segment below.

Selling and administrative expenses in the first nine months of 2019 were $8,053,000 (50.5%) higher compared to the same period of the prior year. The primary source of the increase was in the HVAC segment and Unallocated Corporate expenses. The increase is attributable to investments made to promote future growth of the company. Specifically, in the HVAC segment there were investments in personnel, R&D and sales and marketing as WFC and PMI worked towards future product design and development.  Additionally, at the corporate level there were key personnel investments and transaction expenses related to second quarter 2019 acquisition activity discussed further in Note 16.  As a percentage of consolidated sales, selling and administrative expenses increased to 30.1%  in the first nine months of 2019 compared to 21.9% in the same period of the prior year.

The first nine months of 2019 included a $20,217,000 charge related to the decision to halt mining at the Company’s Pikeview quarry discussed in the quarterly review above. See Note 19 for additional discussion. The first nine months of 2019 included $6,400,000 legal settlement expense discussed in the quarterly review above. See Note 20 for additional discussion. The first nine months of 2019 included a $14,780,000 net gain from legal settlement recognized earlier in the year. See Note 14 for additional discussion. The first nine months of 2018 included the net write-off of $6,840,000 of deferred development costs previously capitalized in property, plant and equipment on the consolidated balance sheet or incurred in the first half of 2018. See Note 12 for further discussion.

The first nine months of 2019 included a gain of $308,000 from the sale of property and equipment primarily in the Construction Materials segment. There were no similar gains in the prior year period.

The consolidated operating loss for the first nine months of 2019, before the charge related to reclamation of the non-operating property, legal settlement expense and gain from a legal settlement discussed above, was $9,113,000. The consolidated operating loss for the first nine months of 2018, before the write-off of deferred development, was $937,000. The Door segment reported an increase of 15.1% in operating income in the first nine months of 2019 compared to the same period in the prior year. Decreases in operating profit in the HVAC and Construction Materials segments, as well as the Corporate expenses discussed above, more than offset the increase in the Door segment and contributed to the overall decrease in operating profit.

Interest income for the first nine months of 2019 was $349,000 compared to $59,000 for the first nine months of 2018. The increase was due to interest earned on cash reserves resulting from the legal settlement and the sale of TMC assets.  Interest expense for the first nine months of 2019 was  $274,000 compared to $415,000 in the first nine months of 2018 due to lower average borrowings combined with the fixed nature of certain bank fees and charges. Average outstanding funded debt in the first nine months of 2019 was $405,000 compared to $6,188,000 in the first nine months of 2018.

The Company’s effective income tax rate reflects federal and state statutory income tax rates adjusted for non-deductible expenses, tax credits and other tax items. The estimated effective income tax rate in the first nine months of 2019 was 27.5% compared to a benefit of 25.0% for the first nine months of 2018.

Results of Discontinued Operations - Comparison of the Nine Months Ended September  28, 2019 to the Nine Months Ended September 29, 2018

The results of discontinued operations reflect the operations of the ready-mix and Daniels sand businesses of TMC. The Company sold the assets of these business units on February 1, 2019. The 2019 income realized from discontinued operations included a pre-tax loss from operations of $724,000 and a pre-tax gain on the sale of assets of $5,283,000. The pre-tax income from discontinued operations for the nine months ended September 29, 2018 was $1,075,000.

HVAC Segment

The table below presents a summary of operating information for the HVAC segment for the nine months ended September 28, 2019 and September 29, 2018 (dollar amounts in thousands).

	Nine Months ended
	SEPTEMBER 28,	SEPTEMBER 29,
	2019	2018
Revenues from external customers	$57,712	$52,294
Segment gross profit	12,674	10,035
Gross profit as percent of sales	22.0%	19.2%
Segment operating (loss) income	(837)	83
Operating (loss) income as a percent of sales	(1.5)%	0.2%
Segment assets	$53,540	$32,200
Return on assets	(1.6)%	0.3%

In the first nine months of 2019, approximately 34% of sales in the HVAC segment consisted of wall furnaces and heaters. Fan coils accounted for 17% of the segment’s sales. Coolers accounted for 37% of the segment’s sales and boiler room equipment, dryer boxes and other products accounted for approximately 12%. In the first nine months of 2018 these shares of total segment sales were 38%, 25%,  36% and 1%, respectively. Overall sales in the HVAC segment in the first nine months of 2019 increased by $5,418,000 (10.4%) compared to the same period in 2018 reflecting the newly acquired businesses contribution and increased furnace sales. Sales of furnaces increased by 8.1% in the first nine months of 2019 compared to the first nine months of 2018. Sales of fan coils declined 5.5% between the first nine months of 2019 and the same period in the prior year. As discussed above, contribution margin is an internal measure of profitability for a product or product line. The fan coil contribution margin percentage in the first nine months of 2019 was 27.2% compared to 30.4% in the first nine months of 2018. Unit shipments of furnaces and heaters increased 1.8% in the first nine months of 2019 versus the first nine months of 2018. Management believes a proposed price increase may be causing certain customers to purchase in advance of the increase. Average sales price increased by 6.2% in the first nine months of 2019 compared to the first nine months of 2018 primarily due to changes in product mix. Unit sales of evaporative coolers in the first nine months of 2019 were 12.9% lower compared to the first nine months of 2018. Revenue from evaporative cooler sales in the first nine months of 2019 decreased 6.5% compared to the same period in the prior year. Average selling prices per unit increased 8.7%  in the first nine months of 2019 compared to the same period of 2018, primarily attributable to changes in product mix.

The gross profit ratio for the HVAC segment in the first nine months of 2019 was 22.0% compared to 19.2% in the first nine months of 2018. The increase was primarily attributable to impact from the newly acquired businesses. Selling and administrative expenses were $3,532,000 higher in the first nine months of 2019 due to addition of the new businesses and past investments  made to grow the existing businesses. As a percentage of sales, selling and administrative expenses were 22.0% and 17.5% in the first nine months of 2019 and 2018, respectively.

Door Segment

The table below presents a summary of operating information for the Door segment for the nine months ended September  28, 2019 and September 29, 2018 (dollar amounts in thousands):

	Nine Months ended
	SEPTEMBER 28,	SEPTEMBER 29,
	2019	2018
Revenues from external customers	$17,483	$14,824
Segment gross profit	4,765	4,141
Gross profit as percent of sales	27.3%	27.9%
Segment operating income	$1,288	$1,787
Operating income as a percent of sales	7.4%	12.1%
Segment assets	$13,607	$8,190
Return on assets	9.5%	21.8%

Door sales in the first nine months of 2019 increased $2,659,000 (17.9%) compared to the nine months of the previous year primarily due to the recent acquisitions of Fastrac and Serenity. The gross profit ratio declined 0.6% in the first nine months of 2019 compared to the first nine months of 2018. The decrease is attributable to increased labor and material costs on certain projects.

Selling and administrative expenses in the first nine months of 2019  increased by $1,048,000 compared to the first nine months of 2018. The addition of two new operating businesses and additional compensation related costs at the existing operations accounted for the increase. As a percentage of sales, these expenses increased to 18.8% in the first nine months of 2019 from 15.0% in the first nine months of 2018.

Construction Materials

The table below presents a summary of operating information for the Construction Materials segment for the nine months ended September 28, 2019 and September 29, 2018 (dollar amounts in thousands):

	Nine Months ended
	SEPTEMBER 28,	SEPTEMBER 29,
	2019	2018
Revenues from external customers	$4,579	$5,746
Segment gross (loss) profit	(1,501)	1,960
Gross profit as percent of sales	(32.8)%	34.1%
Segment operating loss	(15,105)	(6,440)
Operating loss as a percent of sales	(329.9)%	(112.1)%
Segment assets	$9,799	$11,021
Return on assets	(154.1)%	(58.4)%

The ready-mix concrete and Daniels sand operational assets of TMC were sold on February 1, 2019. The operations of the ready-mix concrete and Daniels sand businesses were classified as discontinued operations and assets held for sale for all periods presented. See Note 15 for further discussion of the transaction. The discontinued operations, together with the continuing operations formerly known as the Concrete, Aggregate and Construction Supply (CACS) segment, were reclassified to Construction Materials segment for current reporting. The product offerings of continuing operations of the former CACS segment consisted of aggregates and construction supplies. Prior to the end of the current year third quarter, aggregates were produced at multiple locations in or near Colorado Springs and Pueblo, Colorado. Construction supplies encompass numerous products purchased from third party suppliers and sold to the construction trades, particularly concrete sub-contractors.

In the first nine months of 2019 sales in the Construction Materials segment decreased 20.3% compared to the first nine months of 2018. The decrease is due to the Company’s Grisenti pit being fully mined and working on completing reclamation versus mining at other locations. Sales of construction supplies decreased 23.7% in the first nine months of 2019 compared to the first nine months of 2018. Decreased sales combined with additional reclamation costs contributed to the current year negative gross profit of $1,501,000 compared to a gross profit of $1,960,000 reported for the first nine months of 2018. As discussed in the quarterly results, management made a strategic decision at the end of the third quarter of 2019 to cease mining operations at its Pikeview quarry. See Note 19 for further discussion.

Selling and administrative expenses were $693,000 higher in the first nine months of 2019 compared to the same period in 2018.  The increase was  primarily due to increased legal fees. Litigation fees related to the Pueblo aggregate lease were $910,000 during the nine months ended September  28,  2019 compared to $445,000 incurred during the nine months ended September 29,  2018. This litigation was settled subsequent to the nine months ended September 28, 2019. The $6,400,000 legal settlement expense was reported in the financial statements for the period ended September 28, 2019 as the claim was a known event prior to the balance sheet date. See Note 8 and Note 20 for additional discussion.

The first nine months of 2019 included a $14,781,000 net gain from a legal settlement recognized earlier in the year and a $20,217,000 charge related to the cessation of mining at Pikeview, as discussed in the quarterly results. See Note 14 and Note 19 for additional discussion. The first nine months of 2018 included a $6,934,000 write-off of deferred development costs associated with a mining property for which the Company had applied to the state of Colorado for the required mining permits. See Note 12 for further discussion.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements contained in this Quarterly Report have been prepared in accordance with accounting principles generally accepted in the United States of America which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 28, 2019 and December 29, 2018 and affect the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates.

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

MATERIAL CHANGES TO CONTRACTUAL OBLIGATIONS

There were no material changes to contractual obligations that occurred during the quarter ended September 28, 2019.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements are based on the beliefs of the Company’s management as well as on assumptions made by and information available to the Company at the time such statements were made.

When used in this Quarterly Report, words such as “anticipates,” “believes,” “contemplates,” “estimates,” “expects,” “plans,” “projects,” “will,” “continue” and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of various factors including but not limited to: the amount of new construction, weather, interest rates, availability of raw materials and their related costs, economic conditions and competitive forces in the regions where the Company does business, changes in governmental regulations and policies and the ability of the Company to obtain credit on commercially reasonable terms. Changes in accounting pronouncements could alter projected results. Other factors not currently anticipated may also materially and adversely affect the Company’s results of operations, cash flows and financial position. Forward-looking statements speak only as of the date they were made and we undertake no obligation to publicly update them.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Item 10(f) of Regulation S-K and, as such, is not required to provide information in response to this item.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) as of September 28, 2019.  In connection with this evaluation, management identified a material weakness in our internal controls as of September 28, 2019 which required material adjustments by management in order for the interim financial information to conform to generally accepted accounting principles. Specifically, the lack of formalized processes and technical resources available to handle the increased volume of the complex non-routine transactions resulted in several material adjustments being recorded.  Based on this material weakness, management concluded that our disclosure controls and procedures were not effective as of September 28, 2019.

Remediation Plans

We recognize the importance of the control environment as it sets the overall tone for the organization and is the foundation for all other components of internal control. Accordingly, to remediate the material weakness associated with the increased volume of the complex non-routine transactions, management will formalize internal control processes and enhance the level of technical resources available to address non-routine complex transactions, in order to record and report these transactions timely and appropriately in accordance with generally accepted accounting principles in each reporting period.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 28, 2019, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, we currently expect to implement changes in our internal control over financial reporting, in connection with the remediation efforts discussed above,  subsequent to the date of this filing.

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

101

The following financial information from Continental Materials Corporation’s Quarterly Report on Form 10-Q for the period ended September  28, 2019 filed with the SEC on November 12, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Retained Earnings for the three and nine-month periods ended September  28, 2019 and September 29, 2018, (ii) the Condensed Consolidated Balance Sheets at September  28, 2019 and December 29, 2018, (iii) the Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September  28, 2019 and September 29, 2018, and (iv) Notes to the Quarterly Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION

Date:	November 12, 2019	By:	/s/ Paul Ainsworth
Paul Ainsworth, Vice President, Secretary
and Chief Financial Officer