Form 10-K
period 2019-12-28
CONTINENTAL MATERIALS CORP
filed 2020-03-23
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value (based on the June 28, 2019 closing price) of voting stock held by non-affiliates of registrant was approximately $8,816,000. As of March 13, 2020, there were 1,675,484 shares of the registrant’s common stock outstanding.

Incorporation by reference: The information contained in Part III hereof is hereby incorporated by reference from the earlier filed of: (i) an amendment to this Annual Report on Form 10 K or (ii) a definitive proxy statement filed pursuant to Regulation 14A, within 120 days of December 28, 2019.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements are based on the beliefs of Continental Materials Corporation’s (Company) management as well as on assumptions made by and information available to the Company at the time such statements were made. When used in this Annual Report, words such as “anticipates,” “believes,” “contemplates,” “estimates,” “expects,” “plans,” “projects” and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of various factors including but not limited to: the impact of the novel coronavirus on the workforce, the Company’s supply chain and customer demand, the amount of new construction, weather, interest rates, availability of raw materials and their related costs, economic conditions and competitive forces in the regions where the Company does business, changes in governmental regulations and policies and the ability of the Company to obtain credit on commercially reasonable terms. Changes in the income tax code, income tax rates as well as accounting pronouncements could also alter projected results. Other factors not currently anticipated may also materially and adversely affect the Company’s results of operations, cash flows and financial position. Forward-looking statements speak only as of the date they were made and we undertake no obligation to publicly update them.

PART I

Item 1.        BUSINESS

(References to a “Note” are to the Notes to Consolidated Financial Statements contained elsewhere in this report.)

The Company is a Delaware corporation, incorporated in 1954. The Company is a holding company with operations in the Building Products industry group, although it may look to expand outside of that market. Within this industry group the Company has identified three reportable segments: the HVAC segment, the Door segment and the Construction Materials segment.

HVAC Segment

The HVAC segment is comprised of four operating companies and sells a variety of products including residential and commercial wall furnaces, fan coils, evaporative coolers, boiler room equipment, dryer boxes and related accessories from the Company’s wholly-owned subsidiaries, Williams Furnace Co. (WFC), Phoenix Manufacturing, Inc. (PMI) Global Flow Products (GFP) and InOvate Dryer Technologies (InOvate).

•WFC manufactures residential gas furnaces and commercial fan coil systems. Activities covering the full cycle of product manufacturing, from design to production, are all performed in-house at its Colton, California location. WFC is one of three domestic companies producing wall furnaces (excluding units sold to the recreational vehicle industry) and gas-fired console heaters, which comprise only a small component of the heating industry, and is one of nine domestic companies producing fan coils.

•PMI manufactures residential and commercial evaporative coolers. Activities covering the full cycle of product manufacturing, from design to production, are all performed in-house at its Phoenix, Arizona location. PMI is one of two primary domestic manufacturers of evaporative coolers, although there are other small domestic competitors as well as a number of foreign producers that also distribute evaporative cooling products in the U.S.

•GFP manufactures American Society of Mechanical Engineers (ASME) certified tanks, pressure vessels, valves and other accessories typically found in commercial hydronic systems at its Broken Arrow, Oklahoma locations. GFP is one of many companies manufacturing and distributing valves, accessories and ASME certified tanks to the hydronics market.

•InOvate designs and manufactures a range of air venting and handling products focused on dryer exhaust safety and efficiency. InOvate partners with its supply chain to leverage manufacturing excellence from its location in Jupiter, Florida. InOvate is, we believe, the market leader in manufacturing metal air handling products for the dryer venting marketplace, as the limited competition generally manufactures lower quality products made out of plastic materials, albeit at a lower price point.

The HVAC segment group markets its products throughout North America through plumbing, heating and air conditioning wholesale distributors as well as directly to major retail home-centers and other retail outlets. Some of the products are also sold to contractors that install HVAC components and equipment manufacturers for commercial applications. The Company contracts with independent manufacturers’ representatives for all of its products while also employing a staff of sales and sales support personnel.

The HVAC segment group maintains several parts departments and help lines to assist its customers in servicing the products. The Company does not currently perform installation services, nor are maintenance or service contracts offered. The HVAC segment group does not derive any revenue from after-sales service and support other than from parts sales. Training and product information sessions for the furnace, fan coil and evaporative cooler product lines are offered at our plants and other sites for distributors, contractors, engineers, utility company employees and other customers.

The heating and cooling industry is dominated by a few manufacturers which are substantially larger than the Company. These manufacturers sell diversified lines of heating and air conditioning units directed primarily toward central heating and cooling systems. Competition in this industry is primarily on a basis of price, product features and performance, service and timeliness of delivery.

The HVAC segment has few direct competitors but there are multiple competitors for each product line.

Door Segment

The Door segment is comprised of three operating companies and sells and installs hollow metal and wood doors, door frames and related hardware, sliding door systems and electronic access and security systems from the Company’s wholly-owned subsidiaries, McKinney Door and Hardware, Inc. (MDHI), Fastrac Building Supply (Fastrac) and Serenity Sliding Door Systems (Serenity).

•

MDHI is an authorized distributor of a major manufacturer of hollow metal doors and hardware operating from locations in Colorado Springs, Colorado and Pueblo, Colorado. MDHI has a leading position in the manufacturing of door components, including internal framing components (stile and rails), glass inserts, door core, interior door facings (molded and veneer) and exterior door facings. MDHI is one of many competitors in a fragmented, primarily regional market.

•

Fastrac is the architect, builder, facility owner, and wholesale distributor's nationwide source for commercial doors, frames, hardware, and millwork, in particular for healthcare, hospitality, and commercial office interior construction and design projects. Fastrac supplies and installs products from its Colorado Springs, Colorado location, and is one of many competitors in a fragmented market.

•

Serenity manufactures sliding barn door systems and sliding door systems for healthcare, hospitality, and commercial office interior building and design projects.  Serenity provides a turn-key sliding barn door design that allows for additional floor space and versatility with a system that is ADA compliant, fully sealed for sight and sound, and is capable of reducing noise by up to 35 decibels. It operates from its location in Colorado Springs, Colorado and is one of only three competitors that have certified sound attenuating products, although it is one of many sliding door system manufacturers.

The Door segment’s sales are primarily for commercial and institutional buildings such as schools, healthcare facilities and hospitality buildings.  Sales are made to independent installers, general contractors or building owners. Sales include metal and wood doors, door frames and related hardware, sliding door systems and electronic access and security systems. Certain projects include on site installation services. The Door Segment markets throughout North America primarily through its own staff of industry professionals who specialize in medical, healthcare, hospitality, assisted living and commercial office interior building products.

The acquisition of Fastrac and Serenity in 2019 has increased the range of products and services and expanded its customer base. See Note 18.

The Door segment sells hollow metal and wood doors, door frames and related hardware, lavatory fixtures and electronic access and security systems throughout the United States. The door industry is highly fragmented and competitive, and includes a number of regional and international competitors. Competition is largely based on the functional and aesthetic quality of products, service quality, distribution capability and price.

Construction Materials Segment

The Construction Materials segment offers a variety of construction related products including limestone, gravel, sand, steel rebar and consumable construction products from facilities in Pueblo and Colorado Springs, Colorado operated by the Company’s wholly-owned subsidiaries, Castle Concrete Company (Aggregates) and Castle Rebar & Supply (Rebar) and TMOP Legacy Company (formerly Transit Mix of Pueblo, Inc.).

•

Aggregates has ceased mining operations at all of its properties. It previously operated limestone, gravel and sand operations at multiple locations in or near Colorado Springs and Pueblo, Colorado. Aggregates expects to conduct property reclamation over the next few years, sell off its remaining assets and exit the market.

•

Rebar provides custom steel rebar shaping operations and sells consumable construction supplies to construction trade professionals from its locations in Colorado Springs, Colorado and Pueblo, Colorado.   The Company’s sales of rebar and other construction supplies are subject to intense competition from three larger companies in Denver and one company in Colorado Springs as well as a number of small local competitors.

The Construction Materials segment group markets its products primarily through its own direct sales personnel and confines its sales largely in southern Colorado. The Company competes on price, product availability and customer service.

During 2019, no customer accounted for 10% or more of the total sales of the Company.

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

The Company sold substantially all of the assets of its ready mix concrete and Daniels Sand operations in the first quarter of 2019. See Note 19. During the second quarter of 2019, the Company acquired the assets of four operating businesses through three separate transactions. See Note 18 for additional discussion of these acquisitions. In conjunction with these transactions, management reviewed its segment reporting structure and determined it was no longer appropriate for the consolidated business going forward. The segment reporting was revised to align with the way the Company’s decision makers evaluate, manage and allocate resources to the operating businesses after the sale of the concrete and sand operation assets and the acquisitions discussed in Note 18. Segment information for prior periods has been reclassified to conform to current segment reporting structure.

EMPLOYEES

The Company employed 460 people as of December 28, 2019. Employment varies throughout the year due to the seasonal nature of its businesses. The number of employees was significantly reduced due to the sale of substantially all of the assets of its ready mix concrete and Daniels Sand operations in the first quarter of 2019.  This transaction also caused the Company to re-align its segment reporting to align with the way management will measure and evaluate operations going forward. A breakdown of the current and prior year’s employment at year-end by segment was:

	2019	2018
HVAC Segment	350	337
Door Segment	73	43
Construction Materials Segment	25	221
Corporate Office and Other	12	11
Total	460	612

The factory employees at the WFC plant are represented by the Carpenters Local 721 Union under a contract that expires December 31, 2022. The Company considers relations with its employees and with their union to be good. There are no unions at any of the Company’s other operations.

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

In 2019, our capital expenditures and remediation expenses for environmental matters, except those expenses related to our mining reclamation efforts, were not material to our financial condition. Because of the complexity and ever-changing nature of environmental laws and regulations, it is difficult to predict total reclamation costs.

TENDER OFFER

On February 18, 2020 Bee Street Holdings LLC, an entity controlled by James G. Gidwitz, the Chairman of our board of directors and our Chief Executive Officer, ("Bee Street"), commenced an unsolicited tender offer to acquire all of the outstanding shares of common stock for $9.50 per share in cash.

On March 3, 2020 the Company filed Schedule 14D-9 stating that the Board of Directors had unanimously decided to express no opinion and remain neutral with respect to the offer.

On March 17, 2020, the Bee Street tender offer expired. On March 18, 2020 Bee Street extended the tender offer until April 3, 2020 to allow additional time for stockholders to consider the offer in the light of recent market activity and the developing economic situation stemming from the COVID-19 coronavirus pandemic.

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

Item 1A.    RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and as such, is not required to provide information in response to this item. However, in light of recent events, stockholders should be aware of the following risks associated with an investment in the Company:

If Bee Street fails to complete its tender offer for our common stock, our stock price, business, results of operations and financial condition could be adversely affected.

We cannot assure that Bee Street will complete its tender offer for our common stock. If the tender offer is not completed, we will be subject to several risks. Because the current trading price of our common stock may reflect a market assumption that the tender offer will be completed, failure to complete the tender offer could adversely affect the price of our common stock. Also, we have incurred significant, and may incur additional, costs in connection with the tender offer, including the diversion of management resources, for which we will have received little or no benefit if the tender offer is not completed. A failed transaction may also result in a negative impression of the Company in the investment community.

The tender offer by Bee Street may increase the volatility of the price of our common stock, which may could result in substantial losses by investors.

The tender offer by Bee Street could affect the trading price of our common stock and increase its volatility, as well as reduce the market liquidity for our common stock. Securities class action litigation is commonly instituted against companies following periods of volatility in the market price of their securities. The commencement of this type of litigation against us in the future could result in substantial costs and a diversion of management’s attention and resources.

The spread of a new strain of coronavirus (also known as COVID-19) may adversely affect our business operations.

In December 2019, a new strain of coronavirus (also known as, and hereinafter referred to as “COVID-19”) originated in Wuhan, China, and quickly spread to infect many people in the city and surrounding area.  In some cases, COVID-19 causes severe illness and even death.  Since its discovery, COVID-19 has spread throughout China and to several other countries, significantly impacting their economies.  Various measures may be taken by countries, including the United States, both on a macro country-wide level and a local level, to combat the virus and its spread.  These may include quarantines or bans on public events.

The continued spread of COVID-19 may adversely affect our supply chain, results of operations and business generally, depending on the extent of its spread of the virus, the rate of infection, the severity of illness and the probability of lethality, the relative effect on various portions of the population (such as the aged), the measures taken to combat the virus and their effectiveness, the effect on international trade of any measures taken to combat the virus, any action taken (such as the lowering of interest rates) by government entities to combat the negative macroeconomic effects of these measures, the timing and availability of any vaccine for the virus, and other factors.

The Centers for Disease Control and Prevention has stated a risk exists of a pandemic in the United States, which would mean that the current methods in place to control of the spread of the virus have been ineffective. In such a situation, the effect on the economy and on the public may be severe.  There are no comparable recent events which may provide guidance as to the effect of the spread of COVID-19 and a potential pandemic, and, as a result, there is considerable uncertainty of its potential effect on our business and results of operations.

Item 1B.     UNRESOLVED STAFF COMMENTS

None.

Item 2.     PROPERTIES

The HVAC segment operates out of owned facilities in Colton, California and Broken Arrow, Oklahoma. These facilities are, in the opinion of management, in good condition and sufficient for the Company’s current needs. Production capacity exists at the Colton plant such that the Company could exceed the highest volumes achieved in prior years or expected in the foreseeable future and maintain timely delivery.  There is sufficient capacity in Broken Arrow, Oklahoma for the current level of business, however, expansion may be required to support increased business activity levels in future years. Additional facilities include leased facilities in Phoenix, Arizona, Jupiter, Florida and Broken Arrow, Oklahoma. Production capacity exists at the Phoenix facilities such that the Company could exceed the highest volumes achieved in prior years or expected in the foreseeable future and maintain timely delivery. These facilities are, in the opinion of management, in good condition and sufficient for the Company’s current needs.

The Door segment operates out of an owned facility in Colorado Springs and leased facilities in Colorado Springs, Colorado and Pueblo, Colorado. Product volumes at all of the facilities of the Company are subject to market fluctuations, but in the opinion of management, the facilities are generally well utilized. The facilities are, in the opinion of management, in good condition and sufficient for the Company’s current needs.

The Construction Materials segment comprises six aggregates locations including Grisenti Farms, Pikeview, Black Canyon (Synder), Pueblo East, Pueblo West, and Barnhart Pit, which are all located in southern Colorado. The previously leased properties of Pueblo East, Pueblo West and Barnhart Pit were part of the legal dispute with Valco, Inc. that was settled in October 2019 (see Note 2) and are now owned by the Company. Following the decision in 2019 to cease mining operations at Pikeview, none of the remaining properties are active in the production of aggregates and are in various states of reclamation under their respective mining permits.

The corporate office operates out of leased office space in Chicago, Illinois.

Item 3.        LEGAL PROCEEDINGS

As previously disclosed, on January 15, 2019, the Company reached an amicable resolution to a business dispute by way of a settlement agreement. Pursuant to the settlement agreement, the Company received $15,000,000. The other party and the Company further agreed to set up a joint escrow account to support certain conditions in the agreement. The Company’s contribution to the escrow account was approximately $218,000. The Settlement Agreement does not contain any admission of liability, wrongdoing, or responsibility by any of the parties.

On October 9, 2019, the Company and Valco filed a Joint Notice of Settlement, regarding the Company’s previously disclosed litigation, stating that the parties had reached a settlement agreement resolving all claims. As part of the $9,000,000 settlement, paid by the Company, we agreed to purchase the previously leased property from Valco. On October 16, 2019, the Company and Valco filed a Stipulated Motion for Dismissal with Prejudice which stated: the parties “agree that this matter, including all claims and counterclaims, dismissed with prejudice and without costs, each party to bear its own attorneys’ fees.” The Court entered the Order of Dismissal with Prejudice on October 16, 2019.

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

PART II

Item 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common stock of Continental Materials Corporation is traded on the NYSE American stock exchange under the symbol CUO.

The Company currently has fewer than 300 shareholders.

The Company has never paid, nor does it currently intend to declare, any dividends. The Company’s policy of reinvesting earnings from operations is reviewed periodically by the Board of Directors of the Company (the “Board”).

The following sets forth information regarding the Company’s equity plans as of December 28, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	-	-	2

Equity compensation plans not approved by security holders	-	-	-
Total	-	-	2

The Company has an open-ended program to repurchase its common stock under which the Board authorized purchases up to a maximum amount of $1,000,000. Repurchases may be made on the open market or in block trades at the discretion of management. During the 2019 fiscal year, 22,499 shares were repurchased and as of December 28, 2019, $743,467 of the authorized amount remained available for stock repurchases.

On March 16, 2020, the Company entered into a credit agreement with a bank which contains certain restrictions on the Company’s ability to repurchase its stock. See further discussion in the “Financial Condition, Liquidity and Capital Resources” section of Item 7 below.

Item 6.       SELECTED FINANCIAL DATA

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, is not required to provide information in response to this item.

Item 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

The Company experienced various changes in 2019 including the sale of substantially all the assets of its ready-mix concrete and Daniels Sand operations in the first quarter, the acquisition of four new operating businesses in the second quarter,  the cessation of mining at Pikeview quarry in the third quarter and the settlement of the Valco litigation in the fourth quarter. In conjunction with this activity, management reviewed its operating and reporting structure and made adjustments to align the structure with how operations will be measured and evaluated going forward, including revisions to the Company’s reporting segments. Segment information for prior periods has been reclassified to conform to current segment reporting structure.

The HVAC segment produces and sells a variety of products including wall furnaces, fan coils, evaporative coolers, boiler room equipment, dryer boxes, and related accessories from the Company’s wholly-owned subsidiaries, Williams Furnace Co. (WFC) of Colton, California, Phoenix Manufacturing, Inc. (PMI) of Phoenix, Arizona, Global Flow Products /American HVAC (GFP) of Broken Arrow, Oklahoma, and InOvate Dryer Technologies (InOvate) of Jupiter, Florida. Sales of this segment are nationwide although WFC and PMI sales are more concentrated in the southwestern United States. The Door segment sells hollow metal and wood doors, door frames and related hardware, sliding door systems, and electronic access/security systems from the Company’s wholly-owned subsidiaries, McKinney Door and Hardware, Inc. (MDHI), Fastrac Building Supply (Fastrac) and Serenity Sliding Door Systems (Serenity), which operate out of facilities in Pueblo and Colorado Springs, Colorado. Sales of this segment are concentrated in Colorado, California and the Northwestern United States although door sales are also made throughout the United States. The Construction Materials segment offers aggregates and construction supplies from locations along the Southern Front Range of Colorado operated by the Company’s wholly-owned subsidiaries, Castle Aggregates and Castle Rebar & Supply of Colorado Springs, and TMOP Legacy Company (formerly Transit Mix of Pueblo, Inc.) of Pueblo, Colorado.

In addition to the above reporting segments, an “Unallocated Corporate” classification is used to report the unallocated expenses of the corporate office which provides treasury, insurance, property and tax services as well as strategic business planning and general management services. Expenses related to the corporate information technology group are allocated to all locations, including the corporate office. This classification also holds one property owned by the Company.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash provided by continuing operations during 2019 was $2,573,000. The increased cash flow compared to 2018 was primarily due to receipt of $14,782,000 from a legal settlement in the first quarter of 2019 offset by a decrease in operating results. See Note 17 for further discussion. Cash used by discontinued operations in 2019 was $2,138,000. The increased use of cash compared to the prior year was mainly due to reduced operating results.

Cash provided by continuing operations in 2018 was $2,061,000. The decline from prior year cash flow was attributable mainly to less favorable operating results partially offset by changes in working capital items, including receivables and inventory. Cash provided by discontinued operations was $631,000 in 2018.

Investing activities provided $886,000 during 2019 compared to $1,270,000 used during 2018.  In 2019, the Company received $23,679,000 from the sale of its discontinued operations and used $22,521,000 to acquire assets of four operating businesses. See Note 19 for discussion of the sales of assets and Note 18 for discussion of acquisitions. In 2019, capital expenditures by continuing operations of $2,693,000, primarily in the Construction Materials segment, were offset by $2,593,000 received from the sale of property and equipment, mainly in the Construction Materials segment. Capital expenditures by discontinued operations were  $172,000 in 2019. In 2018, capital expenditures by continuing operations were $1,409,000, primarily in the HVAC segment. Capital expenditures by discontinued operations of $1,291,000 were offset by $1,430,000 received for the sale of property and equipment.

During 2019, the Company repaid $1,400,000 on its revolving credit line while $257,000 was used to repurchase stock of the Company. During 2018, the Company repaid $1,300,000 on its revolving credit line while $5,000 was used to repurchase stock of the Company.

Certain products within the Company’s portfolio are seasonal, primarily furnaces and evaporative coolers in the HVAC segment which are sensitive to weather conditions particularly during their respective peak selling seasons. Other products within the HVAC segment, specifically fan-coils and dryer boxes, and Door segment sales are, to a significant extent, dependent on construction activity. Historically, the Company has experienced operating losses during the first quarter and typically improved in the second and third quarters reflecting more favorable weather conditions for legacy products. Fourth quarter results have typically varied based on weather conditions affecting the Company’s discontinued operations as well as in the principal markets for the Company’s heating equipment. The sale of the Company’s ready-mix and Daniels Sand operations along with the acquisitions completed in the current year are expected to reduce the seasonality of the Company’s operations.

Historically, the Company would typically experience operating cash flow deficits during the first half of the year reflecting operating results, the use of sales dating programs (extended payment terms) related to the HVAC segment and payment of the prior year’s accrued incentive bonuses and Company profit-sharing contributions, if any. As a result, the Company’s borrowings against its revolving credit facility tended to peak during the second quarter and then decline over the remainder of the year. In the current year, a legal settlement and the sale of TMC assets in the first quarter provided sufficient cash reserves such that borrowings against the revolving credit facility were significantly less than historical experience. The cash reserves allowed the Company to complete the acquisitions of four operating businesses without taking on additional debt. The divestiture and acquisition activity is expected to smooth cash flow over the course of the fiscal year and result in more consistent levels of borrowings throughout future years.

Revolving Credit and Term Loan Agreement

The Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) effective March 16, 2020. Borrowings under the Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles, certain real estate and the common stock of all of the Company’s subsidiaries. Borrowings under the Credit Agreement bear interest based on a London Interbank Offered Rate (LIBOR) or prime rate based option.

The Credit Agreement either limits or requires prior approval by the lender of additional borrowings, acquisition of stock of other companies, purchase of treasury shares and payment of cash dividends. Payment of accrued interest is due monthly or at the end of the applicable LIBOR period.

The Credit Agreement as amended provides for the following:

•	The Revolving Commitment is $20,000,000.
•	Borrowings under the Revolving Commitment are limited to (a) 85% of eligible accounts receivable, (b) the lesser of 60% of eligible inventories and $8,500,000.
•	Financial Covenants include:
o	Minimum EBITDA for the three months ending March 31, 2020 must exceed $(525,000)
o	Minimum EBITDA for the three months ending June 30, 2020 must exceed $265,000
o

The Minimum Fixed Charge Coverage Ratio is not permitted to be below 1.06 to 1.0 for each computation period measured at the end of each fiscal quarter, provided that the Fixed Charge Coverage Ratio shall not be tested if the average daily Excess Availability during the Fiscal Quarter exceeds $5,000,000. A computation period is the nine months ending September 30, 2020 or twelve months for all subsequent fiscal quarters.

•	The maturity date of the credit facility is May 1, 2023.
•	Interest rate pricing for the revolving credit facility is currently LIBOR plus 2.0% or the prime rate.

Definitions under the Credit Agreement as amended are as follows:

•

Fixed Charge Coverage Ratio means, for any Computation Period, the ratio of (a) the sum (without duplication) for such period of (i) EBITDA, minus (ii) income taxes paid in cash by the Loan Parties, minus (iii) all unfinanced Capital Expenditures, minus (iv) all amounts paid in cash in respect of any Permitted Capital Securities Repurchase, to (b) the sum for such period of (i) cash Interest Expense, plus (ii) scheduled payments of principal of Funded Debt (excluding the Revolving Loans), plus (iii) cash payments made in respect of Capital Leases, plus (iv) the amount by which reclamation or similar costs paid in such period exceed the cash proceeds received from the sale of quarry assets and cash refunds of escrow balances; provided, however that for purposes hereof, to the extent during any period there are excess cash proceeds from the sale of quarry assets after netting such proceeds against the reclamation or similar costs in such period, such excess cash proceeds may be carried forward and netted against the reclamation or similar costs in a later period, plus (v) all amounts paid in respect of any earnout or other deferred payment in connection with any Permitted Acquisition.

•

EBITDA means, for any Computation Period (or another time period to the extent expressly provided herein), the sum of the following with respect to the Company and its Subsidiaries each as determined in accordance with GAAP:

•	Consolidated Net Income, plus (without duplication) each of the following items to the extent deducted in determining such Consolidated Net Income:
i.	federal, state and other income taxes deducted in the determination of Consolidated Net Income;
ii.	Interest Expense deducted in the determination of Consolidated Net Income;
iii.	depreciation, depletion and amortization expense deducted in the determination of Consolidated Net Income;
iv.

non-recurring fees and costs paid by the Company and its Subsidiaries in respect of the following: (i) fees, expenses (including legal fees and expenses) and due diligence costs associated with Permitted Acquisitions, whether or not consummated; (ii) legal fees and costs associated with the Valco trial preparation; (iii) fees, costs and expenses (including legal fees and expenses) in connection with the amendment and restatement of this agreement and all matters reasonably related thereto; (iv) fees, costs and expenses (including legal fees and expenses) in connection with the purchase of Capital Securities of the Company by Bee Street Holdings LLC or a Subsidiary thereof and transactions and other matters reasonably related thereto; (v) additional fees and costs associated with the exploration of the Hitch Rack Ranch facility in Colorado Springs, Colorado to determine the sustainability for mining and the pursuit of mining permits; and (vi) fees, costs and expenses in connection with reclamation or similar transactions related to the sale of quarry assets;

v.	any other non-cash charges and any extraordinary charges deducted in the determination of Consolidated Net Income, including any asset impairment charges (including write downs of goodwill); and
vi.	the amount of any earnout or other deferred payment paid in connection with any Permitted Acquisition; minus
•	any gains from Asset Dispositions, any extraordinary gains and any gains from discontinued operations included in the determination of Consolidated Net Income

Outstanding funded revolving debt was $800,000 as of December 28, 2019 compared to $2,200,000 as of December 29, 2018. The highest balance outstanding during 2019 and 2018 was $3,700,000 and $9,800,000, respectively. Average outstanding funded debt was $313,000 and $6,058,000 for 2019 and 2018, respectively. At December 28, 2019, the Company had outstanding letters of credit (LOC) totaling $5,620,000. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the available borrowing capacity exceeded the cash needs of the Company and this situation is expected to continue for the foreseeable future. The Company was not in compliance with the Fixed Coverage Charge Ratio as of December 28, 2019. The lender provided a waiver of the covenant violation for the period ended December 28, 2019.

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

Off-Balance Sheet Arrangements

The Company has not entered into any off-balance sheet arrangements that are likely to have a material current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources other than the effect, during the first quarter of 2019, from the implementation of ASU No. 2016-02, Leases (Topic 842). The implementation of the ASU resulted in the recognition of operating right-of-use assets of $5,353,000 and operating lease liabilities of $5,427,000 as of the adoption date. See Note 9.

Cybersecurity Risks and Incidents

The Company is dependent upon the capacity, reliability and security of our information technology (IT) systems for our manufacturing, sales, financial and administrative functions. We also face the challenge of supporting our IT systems and implementing upgrades when necessary, including the prompt detection and remediation of any cybersecurity breaches.

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

DISCUSSION OF CONSOLIDATED RESULTS OF OPERATIONS

2019 vs. 2018

Consolidated sales in 2019 were $113,276,000, an increase of 12,389,000 or 12.3%, compared to 2018 after adjusting for discontinued operations. The increase was directly attributable to the higher sales in the HVAC and Doors segment reflecting the impact of acquisitions in the second quarter of 2019. The HVAC segment reported sales increases of $8,671,000 (11.8%) primarily due to the acquisitions of GFP and InOvate. The Door segment reported a sales increase of

$4,211,000 (20.9%) primarily due to the acquisitions of Fastrac and Serenity. The Construction Materials segment reported a small decrease in sales of $399,000 (5.6%) not including approximately $7,156,000 of 2018 former intercompany sales to the ready-mix business that was sold in the first quarter of 2019.

The consolidated gross profit ratio in 2019 was 21.7% compared to 22.7% for 2018. The Door Segment and HVAC segments reported increases in gross profit while the Construction Material segment reported a decrease in gross profit primarily due to the charges associated with the decision to cease mining operations at the Pikeview quarry.

Selling and administrative expenses were $9,483,000 higher in 2019 compared to 2018. The increases were reported primarily in the HVAC segment (up 27.6%) due to the impact of acquisitions and in the Unallocated Corporate expenses (up 33.5%) primarily due to professional services related to acquisition activity. As a  percentage of consolidated sales, selling and administrative expenses increased to 28.1% in 2019 compared to 22.5% in 2018.

Depreciation and amortization charges were $1,962,000 in 2019 compared to $1,472,000 in 2018. The increase between years is attributed to the acquisition of the assets of four operating business during the second quarter of 2019.

2019 included an aggregated charge of $22,492,000 to impair mining assets related to the final asset retirement obligations recorded in the Construction Materials segment. 2018 included charges of $6,840,000 and $627,000 to write off deferred development costs and an overpayment of prepaid royalties, also in the Construction Materials segment.

The Company recognized a net $14,781,000 gain from a legal settlement and a $6,800,000 loss on legal settlement for the year ended December 28, 2019. See Note 2 and Note 17 for additional discussion.

2019 included $1,237,000 of gains from the sale of equipment in the Construction Materials segment discussed below. There were no gains or losses from the sale of equipment of continuing operations in 2018. There were $919,000 of gains from the sales of equipment of discontinued operations in 2018.

The Company reported an operating loss in 2019 of $22,845,000 compared to operating loss of $8,764,000 in 2018.  Increased selling and administrative costs and impairment costs are driving the overall decrease in operating results.

Interest income in 2019 was $362,000 compared to $76,000 in 2018. The increase was due to interest earned on cash reserves in the first half of 2019. Interest expense in 2019 and 2018 was $371,000 and $539,000, respectively. The decrease was due to lower average borrowings in 2019 compared to 2018. Average outstanding funded debt in 2019 was $313,000 compared to $6,058,000 in 2018.

The Company’s effective income tax rate reflects federal and state statutory income tax rates adjusted for non-deductible expenses, tax credits and other tax items. The effective income tax rate related to the net loss for 2019 and 2018 was a benefit of 23.7% and 27.2%, respectively.

The Company operates businesses within the Building Products industry group. The businesses are grouped into three reportable segments. The following addresses various aspects of operating performance focusing on the reportable segments.

DISCUSSION OF CONSOLIDATED RESULTS OF DISCONTINUED OPERATIONS

The results of discontinued operations reflect the operations of the ready-mix and Daniels Sand businesses of the Company’s former subsidiary, TMC. The Company sold the assets of these business units on February 1, 2019. The 2019 income realized from discontinued operations included a pre-tax loss from operations of $724,000 and a pre-tax gain on the sale of assets of $5,283,000. The pre-tax income from discontinued operations for the year ended December  28, 2018 was $1,161,000.

HVAC Segment Group

The table below presents a summary of operating information for the HVAC segment group for the fiscal years 2019 and 2018 (amounts in thousands).

	Year Ended
	DECEMBER 28,	DECEMBER 29,
	2019	2018
Revenues from external customers	$82,149	$73,478
Segment gross profit	19,706	14,876
Gross profit as percent of sales	24.0%	20.2%
Segment operating income	$948	$931
Operating income as a percent of sales	1.2%	1.3%
Segment assets	$50,822	$29,003
Return on assets	1.9%	3.2%

2019 vs. 2018

Sales in the HVAC segment increased  $8,671,000 (11.8%) between 2019 and 2018 reflecting the impact of the acquisitions of GFP and InOvate.  The two acquisitions, combined, contributed 14.8% of current year revenue. Sales of furnaces and fan-coils were consistent between years while sales of cooling related equipment declined in the current year from the prior year.

The HVAC segment’s gross profit ratio increased to 24.0% in 2019 from 20.2% in 2018. The increase was primarily due to impact of the acquisitions noted above.

Selling and administrative expenses in 2019 were $4,494,000 higher than the prior year. The acquisition activity noted above was the primary driver behind the increased expense between the two years. Additional investment spending on personnel and processes to stimulate future growth in previously owned lines of business also contributed to the increase between years. As a percentage of sales, such expenses were 21.3% in 2019 compared to 17.7% in 2018.

Certain businesses in the HVAC group are sensitive to changes in the prices for a number of different raw materials, commodities and purchased parts. Prices of steel and copper in particular can have a significant effect on the results of operations of this group. The Company is not currently a party to any hedging arrangements with regard to steel or copper.

Door Segment Group

The table below presents a summary of operating information for the Door Segment group for the fiscal years 2019 and 2018 (amounts in thousands).

	Year Ended
	DECEMBER 28,	DECEMBER 29,
	2019	2018
Revenues from external customers	$24,369	20,158
Segment gross profit	7,062	5,656
Gross profit as percent of sales	29.0%	28.1%
Segment operating income	$2,174	2,233
Operating income as a percent of sales	8.9%	11.1%
Segment assets	$14,248	8,003
Return on assets	15.3%	27.9%

2019 vs. 2018

The Door segment sells hollow metal doors, door frames and related hardware, wood doors, sliding door systems, lavatory fixtures and electronic access and security systems. Nearly all of the Door segments sales are for commercial and institutional buildings such as schools, hotels, and healthcare facilities. Approximately 65% to 70% of the sales of the Door segment are related to jobs obtained through a competitive bidding process. Bid prices may be higher or lower than bid prices on similar jobs in the prior year. The Door segment does not track unit sales of the various products through its accounting or management reporting, but instead tracks gross profit by job. Management relies on the trend in sales and the gross profit rate by job and in the aggregate in managing the business.

Door sales in 2019 were $4,211,000, or 20.9% higher than in 2018. The increase is primarily due to the acquisition of Fastrac and Serenity in the second quarter of the current year. The gross profit ratio in 2019 was 29.0% compared to 28.1% in 2018.

Selling and administrative expenses increased by $1,353,000 (41.6%) in 2019 compared to 2018. The increase was primarily due to acquisition activity noted previously. As a percentage of sales, these expenses were 18.9% and 16.1% in 2019 and 2018, respectively.

Construction Materials Segment Group

The table below presents a summary of operating information for the Construction Materials segment group for the fiscal years 2019 and 2018 (amounts in thousands).

	Year Ended
	DECEMBER 28,	DECEMBER 29,
	2019	2018
Revenues from external customers	$6,751	$7,150
Segment gross (loss) profit	(2,222)	2,220
Gross (loss) profit as percent of sales	(32.9)%	31.0%
Segment operating loss	$(18,492)	$(7,878)
Operating loss as a percent of sales	(273.9)%	(110.2)%
Segment assets	$10,463	$11,315
Return on assets	(176.7)%	(69.6)%

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

Management made a strategic decision to cease mining operations at the Pikeview quarry at the end of the third quarter of 2019 when it was determined that continued mining was not in the best economic interests of the consolidated portfolio. The third quarter 2019 included a $20,217,000 impairment charge related to the cessation of mining. In the fourth quarter of 2019 the Company, by way of a legal settlement, purchased land it previously leased in Pueblo, Colorado. See Note 2. The Company does not plan to resume mining of the Pueblo property and has recorded an impairment charge of $2,230,000 related to reclamation liabilities associated with the property for the fiscal year ended December 28, 2019. See Note 20. The quarries may continue to report some revenue from dumping fees or for remaining inventory sales, but otherwise will turn to full reclamation status.

Prior to the decision to cease mining operations, the CACS segment produced and sold sand, crushed limestone and gravel (collectively “aggregates”) from deposits in and around Colorado Springs, Colorado. Sales volume of aggregates decreased in 2019 compared to 2018 primarily attributable to the Grisenti pit being fully mined and the ensuing work to complete reclamation with minimal sales. Sales at the Pikeview quarry were nominal in 2019 as the Company prioritized completing the reclamation at Grisenti. In 2018, the aggregate operations supplied the ready-mix business with $7,156,000 of product. These sales reduced with the sale of the ready-mix operations. The reduced sales volumes and additional reclamation related costs, in part, led management to its decision to cease mining operations at the remaining quarries in the current year.

Selling and administrative expenses were $232,000 higher in 2019 compared to 2018. The increase is primarily due to litigation related costs. Legal expenses, including those related to the Pueblo aggregate lease litigation, were $1,757,000 in 2019 compared to $1,603,000 in 2018. As a percentage of sales, selling and administrative expenses were 38.0% in 2019 compared to 32.6% in 2018.

The fiscal year ended December 28, 2019 included a $14,781,000 net gain on legal settlement and a $6,800,000 legal settlement expense related to previously disclosed litigation. See Note 2 and Note 17. The fiscal year ended December 29, 2018 included charges of $6,840,000 and $627,000 related to the write-off of deferred development and prepaid royalties, respectively. See Note 16.

Gains on disposition of assets were $1,231,000 in 2019  due to the disposition of equipment no longer considered useful upon the cessation of mining operations. There were no gains or losses on disposition of assets in 2018.

In connection with the movement to full reclamation status at all mining properties in 2019, management completed an assessment to determine if certain assets should be considered held for sale. Based on this assessment, $896,000 of property previously included in Machinery and equipment on the Consolidated Balance Sheet was classified as Assets held for sale as of December 28, 2019.

OUTLOOK

The Company’s HVAC segment anticipates growth in 2020 sales due to the impact of a full year of the operations acquired in 2019. Fan coil sales are expected to increase due to continued construction spending in the lodging industry and investments made in sales and marketing during 2019. Sales of furnaces, heaters and evaporative coolers are primarily for replacement purposes and therefore are not heavily reliant on new construction. Sales of these products are generally dependent on the overall strength of the economy, especially employment levels. Sales of ASME tanks, hydronics accessories and dryer related products are dependent on construction levels, which are expected to grow in 2020.

Sales in the Door segment are expected to increase in 2020 due to full year impact of the operations acquired in 2019. Sales are somewhat dependent on the level of commercial construction activity, which is also expected to grow in 2020.

Sales in the Construction Materials segment are expected to remain consistent with 2019. Sales are dependent upon the level of commercial construction activity in the Colorado Springs, Colorado area. As the Company has ceased mining operations it intends to sell off its excess assets, over a period of the next few years, as reclamation is completed. The proceeds from these sales are expected to be available to reduce borrowings by the Company.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission requires all registrants, including the Company, to include a discussion of “critical” accounting policies or methods used in the preparation of financial statements. We believe the following are our critical accounting policies and methods.

Goodwill and Other Intangible Assets

The Company annually assesses goodwill for potential impairment as of the last day of its fiscal year. In addition, to the extent that events occur, either involving the relevant reporting unit or in their industries, the Company revisits its assessment of the recorded goodwill to determine if impairment has occurred and should be recognized. As of December

28, 2019, the Company had recorded $5,932,000 of goodwill consisting of $3,198,000 related to the Door segment and $2,734,000 related to the HVAC segment.

In connection with acquisition activity in 2019, the Company recorded $12,809,000 of amortizable intangible assets related to customers, trade names and intellectual property. Recorded amounts were based on valuations performed by an independent business advisory firm. These intangible assets are amortized over their estimated useful lives on a straight-line basis. See Note 4 and Note 18.

The Company follows ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) which simplified the test for goodwill impairment by eliminating the calculation of implied goodwill fair value. Instead, companies compare the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

Management prepared a discounted cash flow (DCF) valuation to estimate the fair value of each reporting unit. The DCF valuation was calculated using an appropriate discount rate. The calculated fair values were compared to the reporting unit’s carrying value including goodwill. In each case the fair value exceeded carrying costs resulting in no impairment. See additional discussion in Note 1.

Long-lived Assets (other than Goodwill and Intangible Assets)

The Company reviews long-lived assets by asset group for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the amount and useful life over which cash flows will occur and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available given the Company’s historical experience and internal business plans. In 2019, the Company recognized $22,492,000 of impairment charges related to mining assets in the Construction Materials segment that were simultaneously recorded and impaired as the future undiscounted cash outflows were expected to exceed the current carrying value. See Note 20. In the first two quarters of 2018, the Company wrote off a net $6,840,000 of deferred development costs, previously reported in Property, plant and equipment in the Consolidated Balance Sheet, related to an aggregates property after the necessary mining permits were denied by the State of Colorado for the second time. See Note 16 for further discussion. During the fourth quarter of 2018 the Company wrote-off $627,000 of royalty overpayments related to the aggregate property in that was under litigation at the time.

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

With regard to product liability, provisions for both claims and un-asserted claims that would be covered under the self-insured portion of the policies are reviewed as circumstances dictate, at least annually, and are recorded in accordance with accounting guidance on contingent liabilities provided in the FASB Accounting Standards Codification (Codification). Management also incorporates information from discussions with legal counsel handling the individual claims when revising its estimates. Provision for automobile claims is estimated based upon information provided by the Company’s independent claims administrator and the Company’s own experience. The number of automobile claims and the amounts involved are generally not material. Historically, there have not been many instances of significant variances between actual final settlements and our estimates regarding automobile and product liability claims.

The Company has recorded an estimate of liability for final reclamation of its mining properties in the Colorado Springs, Colorado area per ASC 410-20 guidance on accounting for Asset Retirement Obligations (AROs). An ARO is defined in ASC 410-20-20 as an “obligation associated with the retirement of a tangible long-lived asset”. An ARO should be measured at fair value and should be recognized at the time the obligation is incurred if a reasonable estimate of fair value can be made. ASC 410-20 also says that upon initial recognition of a liability for an asset retirement obligation, an entity shall capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. Prior to the third quarter of 2019, the Company had performed reclamation concurrently with mining operations and recognized the related costs in operations. The decision to cease mining operations at Pikeview in the third quarter of 2019 and the acquisition of Valco property in the fourth quarter of 2019 allowed the Company to reasonably estimate the cost of final reclamation at these mining properties. To estimate the fair value of the liabilities, the Company used an expected present value technique. The Company compared its estimates to those prepared by an independent expert to ensure the estimates were reasonable. The related ARO mining assets were considered fully impaired as expected undiscounted future cash outflows exceeded carrying value. Going forward, changes in the ARO due to passage of time will be recognized as an increase in the carrying amount of the liability and as an expense classified as accretion expense. The assessment of adequacy of the ARO is based on management’s assumptions with the assistance of the independent professional. The analysis requires the use of significant assumptions and estimates about timing, third party costs to perform work and method of reclamation to be used.

Management believes that the assumptions and estimates used to determine the reserve are reasonable; however, changes in the aforementioned assumptions and estimates, as well as the effects of unknown future events or circumstances, including legislative requirements, could materially affect estimated costs.

Sales

The Company recognizes revenue as performance obligations to customers are met. Sales are recorded net of estimates of applicable provisions for discounts, volume incentives, returns and allowances based upon current program terms and historical experience. At the time of revenue recognition, the Company also provides an estimate of potential bad debt and warranty expense as well as an amount anticipated to be granted to customers under cooperative advertising programs based upon current program terms and historical experience. Additionally, certain HVAC companies offer discounts for early payment of amounts due under dating and other extended payment programs. The Company records reserves for these items based upon historical experience.

Guidance provided by the Codification mandates that cash consideration (including sales incentives) given by a vendor to a customer is presumed to be a reduction of the selling prices of the vendor’s products or services unless both of the following conditions are met: a) the vendor receives an identifiable benefit in exchange for the consideration and b) the vendor can reasonably estimate the fair value of the benefit. Under this guidance, volume incentives and customer discounts provided to our customers are presumed to be a reduction in the selling price of our products and accordingly we record these as a reduction of gross sales. We require that our customers submit proof of both the advertisement and the cost of the advertising expenditure before we allow a deduction for cooperative advertising. Since the Company receives an identifiable and quantifiable benefit, these costs are recorded as selling and administrative expenses. These programs did not have a material effect on operations in 2019 or 2018.

Recently Issued Accounting Standards

The “Recently Issued Accounting Pronouncements” section of Note 1 discusses new accounting policies adopted by the Company since 2018 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards has an effect on our financial condition, results of operations or liquidity, the impacts are discussed in the applicable notes to the Consolidated Financial Statements.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, is not required to provide information in response to this item.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Continental Materials Corporation

Consolidated Statements of Operations

For Fiscal Years 2019 and 2018

(Amounts in thousands, except per share data)

	2019	2018

Net sales	$113,276	$100,887

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization)	88,723	78,033
Depreciation and amortization	1,962	1,472
Selling and administrative	32,162	22,679
Charges related to write off of deferred development	—	6,840
Charges related to write off of overpayment of prepaid royalties	—	627
Mining asset impairment	22,492	—
Gain on legal settlement	(14,781)	—
Loss on legal settlement	6,800	—
Gain on disposition of property and equipment	(1,237)	—
Operating loss	(22,845)	(8,764)

Interest income	362	76
Interest expense	(371)	(539)
Other income, net	80	25
Loss from continuing operations before income taxes	(22,774)	(9,202)
Benefit for income taxes	5,396	2,500
Loss from continuing operations	(17,378)	(6,702)
Income from discontinued operations net of income tax provision of $1,080 and $315	3,479	846

Net loss	$(13,899)	$(5,856)

Basic and diluted loss per share:
Loss from continuing operations	$(10.15)	$(3.95)
Income from discontinued operations	2.03	0.50
Basic and diluted loss per share	(8.12)	(3.45)
Average shares outstanding	1,711	1,697

The accompanying notes are an integral part of the consolidated financial statements.

Continental Materials Corporation

Consolidated Statements of Cash Flows

For Fiscal Years 2019 and 2018

(Amounts in thousands)

	2019	2018
Operating activities
Net loss	$(13,899)	$(5,856)
Discontinued operations, net of income tax	(3,479)	(846)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,962	1,472
Write-off of deferred development costs	—	5,409
Impairment of mining property assets	22,492	—
Write-off of overpayment of prepaid royalties	—	627
Deferred income tax provision	(4,253)	(1,798)
Stock based compensation	204	—
Compensation of Board of Directors paid by issuance of treasury shares	568	315
Provision for doubtful accounts	189	165
Gain on disposition of property and equipment	(1,237)	—
Changes in working capital items:
Receivables	(3,096)	(1,091)
Inventories	2,995	3,961
Prepaid expenses	(256)	116
Accounts payable and accrued expenses	5,251	(282)
Income taxes payable and refundable	(1,903)	(436)
Other	(2,965)	305
Net cash provided by continuing operations	2,573	2,061
Net cash (used) provided by discontinued operations	(2,138)	631
Net cash provided by operating activities	435	2,692

Investing activities:
Capital expenditures by continuing operations	(2,693)	(1,409)
Capital expenditures by discontinued operations	(172)	(1,291)
Payments for acquisitions	(22,521)	—
Cash proceeds from sale of discontinued operations	23,679	—
Cash proceeds from sale of continuing operations property and equipment	2,593	—
Cash proceeds from sale of discontinued operations property and equipment	—	1,430
Net cash provided (used) by investing activities	886	(1,270)

Financing activities:
Borrowings on the revolving bank loan	21,750	33,100
Repayments on the revolving bank loan	(23,150)	(34,400)
Repayments of finance lease obligations	(80)	(30)
Payments to acquire treasury stock	(257)	(5)
Net cash used by financing activities	(1,737)	(1,335)

Net (decrease) increase in cash and cash equivalents	(416)	87
Cash and cash equivalents:
Beginning of period	594	507
End of period	$178	$594

Supplemental disclosures of cash flow items:
Cash paid during the year for:
Interest, net	$333	$468
Income taxes, net	1,840	50
Other Information:
Contingent consideration from acquisitions	1,540	—
ARO liabilities and assets recognized	22,492	—
Capital expenditures purchased through capital lease obligation	—	200
Assets reclassified as held for sale	896	24,036
Liabilities reclassified as held for sale	—	4,092
Right of use assets obtained in exchange for operating lease liabilities	587	—

The accompanying notes are an integral part of the consolidated financial statements.

Continental Materials Corporation

Consolidated Balance Sheets As of December 28, 2019 and December 29, 2018

(Amounts in thousands except share data)

	December 28, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$178	$594
Receivables less allowance of $494 and $410 for fiscal 2019 and 2018, respectively	21,555	15,321
Receivable for insured losses	911	874
Inventories	13,953	14,806
Prepaid expenses	2,171	1,785
Refundable income taxes	2,397	494
Other current assets	4,229	2,500
Other current assets held for sale	896	10,968
Total current assets	46,290	47,342

Property, plant and equipment
Land and improvements	4,072	1,409
Buildings and improvements	14,939	13,451
Machinery and equipment	48,269	48,569
Mining properties	3,770	5,015
Less accumulated depreciation and depletion	(59,025)	(58,013)
	12,025	10,431
Other assets
Right-of use assets	4,978	—
Goodwill	5,932	1,000
Intangible assets	12,437	—
Deferred income taxes	7,667	3,414
Other long-term assets	654	448
Other long-term assets held for sale	—	13,068
	$89,983	$75,703
LIABILITIES
Current liabilities:
Revolving bank loan payable	$800	$2,200
Accounts payable	8,490	3,234
Accrued expenses
Compensation	2,181	2,638
Reserve for self-insured losses	1,967	2,451
Liability for unpaid claims covered by insurance	911	874
Profit sharing	710	1,065
Short-term asset retirement obligation	4,200	1,017
Other	3,377	2,911
Short-term lease liabilities	1,170	—
Other current liabilities held for sale	—	3,800
Total current liabilities	23,806	20,190

Long-term lease liabilities	3,991	—
Long-term compensation liabilities	1,842	959
Asset retirement obligation	23,713	5,252
Other long-term liabilities	1,442	234
Other long-term liabilities held for sale	—	292

SHAREHOLDERS’ EQUITY
Common shares, $.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,853	1,930
Retained earnings	47,232	61,131
Treasury shares, 860,910 and 876,409 at cost	(14,539)	(14,928)
	35,189	48,776
	$89,983	$75,703

The accompanying notes are an integral part of the consolidated financial statements.

Continental Materials Corporation

Consolidated Statements of Shareholders’ Equity

For Fiscal Years 2019 and 2018

(Amounts in thousands except share data)

		Common	Capital
	Common	shares	in excess	Retained	Treasury	Treasury
	shares	amount	of par	earnings	shares	shares cost
Balance at December 30, 2017	2,574,264	$643	$1,887	$66,987	892,097	$15,195
Net loss	—	—	—	(5,856)	—	—
Compensation of Board of Directors by issuance of treasury shares	—	—	43	—	(16,000)	(272)
Purchase of treasury shares	—	—	—	—	312	5
Balance at December 29, 2018	2,574,264	643	1,930	61,131	876,409	14,928
Net loss	—	—	—	(13,899)	—	—
Compensation of Board of Directors by issuance of treasury shares	—	—	(77)	—	(37,998)	(645)
Purchase of treasury shares	—	—	—	—	22,499	256
Balance at December 28, 2019	2,574,264	$643	$1,853	$47,232	860,910	$14,539

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Continental Materials Corporation (the Company) is a Delaware corporation, incorporated in 1954. The Company experienced various changes in 2019 with the sale of substantially all assets of its ready-mix concrete and Daniels Sand operations in the first quarter of 2019, the acquisition of four new operating businesses in the second quarter of 2019 and the cessation of mining at Pikeview quarry in the third quarter of 2019. In conjunction with this activity, management reviewed its operating and reporting structure and made adjustments to align the structure with how operations will be measured and evaluated going forward including revisions to the Company’s reporting segments. Segment information for prior periods has been reclassified to conform to current segment reporting structure. The Company operates primarily in the Building Products industry group. Within this industry group the Company has identified three reportable segments: the HVAC segment, the Door segment and the Construction Materials segment.

The HVAC segment produces and sells a variety of products including wall furnaces, fan coils, evaporative coolers, boiler room equipment and dryer boxes and related accessories from the Company’s wholly-owned subsidiaries, Williams Furnace Co. (WFC) of Colton, California, Phoenix Manufacturing, Inc. (PMI) of Phoenix, Arizona, Global Flow Products /American HVAC (GFP) of Broken Arrow, Oklahoma, and InOvate Dryer Technologies (InOvate) of Jupiter, Florida. Sales of this segment are nationwide although WFC and PMI sales are more concentrated in the southwestern United States. The Door segment sells hollow metal and wood doors, door frames and related hardware, sliding door systems and electronic access and security systems from the Company’s wholly-owned subsidiaries: McKinney Door and Hardware, Inc. (MDHI), Fastrac Building Supply (Fastrac) and Serenity Sliding Door Systems (Serenity), which operate out of facilities in Pueblo and Colorado Springs, Colorado. Sales of this segment are concentrated in Colorado, California and the Northwestern United States although door sales are also made throughout the United States. The Construction Materials segment offers construction supplies from locations along the Southern Front Range of Colorado operated by the Company’s wholly-owned subsidiaries, Castle Aggregates and Castle Rebar & Supply of Colorado Springs, and TMOP Legacy Company (formerly Transit Mix of Pueblo, Inc.) of Pueblo, Colorado (the three companies collectively are referred to as the Castle Companies).

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

PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include Continental Materials Corporation and all of its subsidiaries. Intercompany transactions and balances have been eliminated. All subsidiaries of the Company are wholly-owned.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), which removed the requirement to compare the implied fair value of goodwill with its carrying amount as part of Step 2 of the goodwill impairment test. As a result, under the ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss should not exceed the total amount of goodwill allocated to that reporting unit. The pronouncement was adopted by the Company in the fourth quarter of 2017 in connection with annual impairment testing. No impairment charges resulted from our impairment testing.

Effective December 31, 2017 (the beginning of fiscal 2018), the Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) and related amendments, which created a single source of revenue guidance for all companies in all industries and is more principles-based than previous revenue guidance. The Company adopted the standard using the modified retrospective approach. The adoption of this standard did not result in significant changes to the Company’s accounting policies, business processes, systems or controls, or have a material impact on its financial position, consolidated results of operations or consolidated cash flows. As such, prior period financial statements were not recast and there was no cumulative effect adjustment upon adoption.

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

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 28, 2019 and December 29, 2018 and the reported amounts of revenues and expenses during both of the two fiscal years in the period ended December 28, 2019. Actual results could differ from those estimates.

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

Lease liabilities: Fair value was estimated based on the borrowing rates then available to the Company for bank loans with similar terms and maturities and determined through the use of a discounted cash flow model. The carrying amount of the Lease liabilities represents a reasonable estimate of the corresponding fair value and was valued as Level 2.

Phantom equity and phantom equity appreciation liability awards: Fair value is estimated based on the use of a Black-Scholes option pricing model based on publicly available inputs. The carrying amount of the liability represents a reasonable estimate of the vested portion of the corresponding fair value of the awards granted and was valued as Level 3.

Contingent consideration: Fair value is estimated based on the use of a Monte Carlo Simulation model based on significant inputs that are not observable in the market, which are considered Level 3 inputs in accordance with ASC Topic 820.

ARO liability: Fair value is estimated using an expected present value technique using estimated cash flows over a period of time and then discounting the expected cash flows using a credit-adjusted risk-free interest rate using significant inputs that are not observable in the market, which are considered Level 3 inputs in accordance with ASC Topic 820.

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

INVENTORIES

Inventories are valued at the lower of cost or net realizable value and are reviewed periodically for excess or obsolete stock with a provision recorded, where appropriate. Cost for certain inventory at WFC and PMI is determined using the last-in, first-out (LIFO) method. These inventories represent approximately 71% of total inventories at December 28, 2019 and 65% at December 29, 2018. The cost of all other inventory is determined by the first-in, first-out (FIFO) or average cost methods. Some commodity prices such as copper and steel have experienced significant fluctuations in recent years which is principally relevant to the four HVAC businesses. The general effect of using LIFO is that higher prices are not reflected in the inventory carrying value. Current costs are reflected in the cost of sales. Due to the nature of our products, obsolescence is not typically a significant exposure, however certain HVAC businesses will from time to time contend with some slow-moving inventories or parts that are no longer used due to engineering changes. At December 28, 2019 and December 29, 2018, inventory reserves were approximately 6.8% of the total FIFO inventory value.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method as follows:

Land improvements	5 to 31 years
Buildings and improvements	10 to 31 years
Leasehold improvements	Shorter of the term of the lease or useful life
Machinery and equipment	3 to 20 years

The cost of property sold or retired and the related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss is reflected in operating income. Maintenance and repairs are charged to expense as incurred. Major renewals and betterments are capitalized and depreciated over their estimated useful lives.

OTHER ASSETS

The Company annually assesses goodwill for potential impairment at the end of each year. In accordance with ASU 2017-04, the fair value of each reporting unit is compared to its carrying value. Impairment expense would be recognized, limited to the value of the reporting unit’s goodwill, should carrying value exceed fair value. In addition to annual assessment, the Company will reassess the recorded goodwill to determine if impairment has occurred if events arise or circumstances change in the relevant reporting segments or in their industries. No goodwill impairment was recognized for any of the periods presented.

The Company had previously paid $2,500,000 related to an aggregate property near Colorado Springs. During fiscal year 2019, the Company decided to cease negotiations with the State of Colorado to obtain mining permits for the property. The amount, less $325,000 that was not expected to be recovered, was included in other current assets as of December 28, 2019.

Intangible assets with definite lives include trade names, intellectual property, and customer relationships. These intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value may be greater than the fair value.

RETIREMENT PLANS

The Company and its subsidiaries have a contributory profit sharing retirement plan for specific employees. The plan allows qualified employees to make tax deferred contributions pursuant to Internal Revenue Code Section 401(k). The Company may make annual contributions, at its discretion, based primarily on profitability. In addition, any individuals whose compensation was in excess of the amount eligible for the Company matching contribution to the 401(k) plan as established by Section 401 of the Internal Revenue Code are eligible to participate in an unfunded Deferred Compensation Plan. This plan accrues an amount equal to the difference between the amount the person would have received as Company contributions to his/her account under the 401(k) plan had there been no limitations and the amount the person would receive under the 401(k) plan giving effect to the limitations. Costs under the plans are charged to operations as incurred. As of December 28, 2019 and December 29, 2018, the unfunded liabilities related to the Deferred Compensation Plan were $1,250,000 and $1,001,000 respectively.

RESERVE FOR SELF-INSURED AND INSURED LOSSES

The Company’s risk management program provides for certain levels of loss retention for workers’ compensation, automobile liability, healthcare plan coverage and general and product liability claims. The components of the reserve for self-insured losses have been recorded in accordance with GAAP requirements that an estimated loss from a loss contingency shall be accrued if information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. The recorded reserve represents management’s best estimate of the future liability related to these claims up to the associated deductible.

GAAP also requires an entity to accrue the gross amount of a loss even if the entity has purchased insurance to cover the loss. Therefore the Company has recorded losses for workers’ compensation, automobile liability, medical plan coverage and general and product liability claims in excess of the deductible amounts, i.e., amounts covered by insurance contracts, in “Liability for unpaid claims covered by insurance” with a corresponding “Receivable for insured losses” on the balance sheet. The components of the liability represent both unpaid settlements and management’s best estimate of the future liability related to open claims. Management has evaluated the creditworthiness of our insurance carriers and determined that recovery of the recorded losses is probable and, therefore, the receivable from insurance has been recorded for the full amount of the insured losses. The amount of claims and related insured losses at December 28, 2019 and December 29, 2018 was $911,000 and $874,000, respectively.

RECLAMATION

In connection with permits to mine properties in Colorado, the Company is obligated to reclaim the mined areas whether the property is owned or leased. The Company had recorded asset retirement obligations (ARO) and offsetting assets for future reclamation work to be performed at its various aggregate operations based upon an estimate of the total expense that would be paid to a third party to reclaim the properties. The assessment of the reclamation liability may be done more frequently if events or circumstances arise that may indicate a change in estimated costs. The Company has engaged an independent specialist to assist in evaluating the estimates of the cost of reclamation. Prior to the current fiscal year, the reclamation of mining properties was performed concurrently with mining or soon after each section of the deposit was mined. In the current year, in connection with the decision to cease mining operations at its Pikeview quarry and purchase of formerly leased mining property in Pueblo, the Company was able to reasonably estimate the cost of final reclamation of these properties and has recorded ARO liabilities of $27,913,000 at December 28, 2019. Reclamation liabilities were estimated at $6,269,000 as of December 29, 2018. The Company classifies a portion of the reserve as a current liability, specifically $4,200,000 at December 28, 2019 and $1,017,000 at December 29, 2018 based upon anticipated reclamation timeframe. See Note 2 for discussion of acquisition of Pueblo property and Note 20 for additional discussion of AROs.

TREASURY STOCK

Treasury stock is valued at the aggregated average cost that the Company paid for each transaction.

REVENUE RECOGNITION

Effective December 31, 2017, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and related amendments, which creates a single source of revenue guidance for all companies in all industries and is more principles-based than previous revenue guidance. The Company adopted the standard using the modified retrospective approach. The adoption of this standard did not result in significant changes to the Company’s accounting policies, business processes, systems or controls, or have a material impact on its financial position, consolidated results of operations or consolidated cash flows. As such, prior period financial statements were not recast and there was no cumulative effect adjustment upon adoption.

The Company is applying Topic 606 to the customer contracts in each industry segment to provide assurance of compliance.  Using the five-step model the customer contracts in each segment were evaluated on critical aspects of how revenue is reported and recognized in the financial statements i.e. 1) Identify the contract(s) with the customer; 2) Identify the performance obligations; 3) Determine the transaction price; 4) Allocate the transaction price to the performance obligations; and 5) Recognize revenue as each performance obligation is satisfied.  In applying the model to each reporting segment level, the Company is using a portfolio approach which is acceptable because the contracts within each segment are similar with respect to contract attributes, performance obligations, and revenue recognition.

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

The Company is responsible for warranties related to the manufacture of its HVAC products and estimates the future warranty claims based upon historical experience and management estimates. The Company reviews warranty and related claims activities and records provisions, as necessary. Changes in the aggregated product warranty liability for the fiscal years 2019 and 2018 were as follows (amounts in thousands):

	2019	2018
Beginning balance	$104	$132
Warranty related expenditures	(148)	(148)
Warranty expense accrued	120	120
Ending balance	$76	$104

The majority of sales within the Door division do not include extended installation components. Most of the sales of MDHI that contain installation are completed within 30 days and contain two specific components, the product and the installation service. The transaction price for these contracts is allocated to each performance obligation based on its stated stand-alone price. Revenue is recognized at a point in time as each performance obligation is completed. The Company does not offer maintenance or service contracts. The acquisition of Fastrac and Serenity in mid-2019 expanded the type of contracts that require analysis under Topic 606 guidelines as these operations may include extended installation services within the contracts. The company negotiates the terms of the contract and prepares a detailed project quote that might include number and type of doors, number and style of hardware, locks, electronic items and estimated installation cost. Contract price for each item of the quote is negotiated and stated in the contract. Modifications are treated as adjustments to an existing contract and are part of the changes in billing invoices. Revenue is recognized as performance obligations, per the contract agreement, are completed. Revenue for product is recognized as shipped. Revenue for installation services is recognized on a percentage of completion method with costs in excess of billings and/or billings in excess of costs being recorded as an asset or liability until recognized. Costs in excess of billings, of approximately $420,000, are included in Prepaid expenses and retainage on contracts of approximately $345,000 is included in Receivables on the Consolidated Balance Sheet as of December 28, 2019.

SHARE-BASED COMPENSATION

Share-based compensation expense is recognized using the fair value method of accounting. Share-based awards are recognized ratably over the requisite service period.

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

The 2017 Tax Cuts and Jobs Act (Tax Act) repealed the corporate alternative minimum tax (AMT) and allows for all existing credit carryforwards to be used to offset regular tax liability for tax years beginning after December 31, 2017.

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

The Company’s income tax returns are subject to audit by the Internal Revenue Service (IRS) and state tax authorities. The amounts recorded for income taxes reflect the Company’s tax positions based on research and interpretations of complex laws and regulations. The Company accrues liabilities related to uncertain tax positions taken or expected to be taken in its tax returns. The Company did not identify any such uncertain tax positions as of December 28, 2019 or December 29, 2018.

CONCENTRATIONS

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables and temporary cash investments. The Company did not have any temporary cash investments in either fiscal 2019 or 2018.

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. In some Door segment and HVAC segment (as it relates to the fan coil product line) transactions, the Company retains lien rights on the properties served until the receivable is collected. The Company writes off accounts when all efforts to collect the receivable have been exhausted. The Company maintains allowances for potential credit losses based upon the aging of accounts receivable, management’s assessment of individual accounts and historical experience. Such losses have been within management’s expectations. See Note 15 for a description of the Company’s customer base.

All long-lived assets are in the United States. No customer accounted for 10% or more of total sales of the Company in fiscal 2019 or 2018. One customer in the HVAC segment accounted for 15.9% and 16.1% of consolidated accounts receivable at December 28, 2019 and at December 29, 2018, respectively.

Substantially all of the HVAC Segment’s factory employees are covered by a collective bargaining agreement through the Carpenters Local 721 Union under a contract that expires on December 31, 2022. The Company considers relations with its employees and with their union to be good.

IMPAIRMENT OF LONG-LIVED ASSETS

In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to fair value is required. In the fiscal quarters ended March 31, 2018 and June 30, 2018 the Company wrote off a total of  $6,840,000 of deferred development related to a granite mining property south of Colorado Springs. See Note 16 for additional discussion.

In the third quarter of 2019 the Company made a strategic decision to cease mining operations at its Pikeview quarry in Colorado Springs, Colorado as it was no longer in the best economic interest of the consolidated portfolio to continue operations. The Company recorded an ARO liability and offsetting asset of $20,715,000 which represented the estimated fair value of the total reclamation costs. The related ARO asset was considered fully impaired as the total future estimated cash flows exceeded the carrying value. Therefore, the Company also recorded an impairment charge of $20,217,000 related to the asset. In the fourth quarter of 2019, the Pikeview ARO was increased by a $45,000 change in estimate. The related ARO asset was considered fully impaired due to the same reason noted in the third quarter of 2019. Additionally in the fourth quarter, the Company purchased formerly leased mining property in Pueblo, Colorado as part of a legal settlement. See Note 2. With no intention to resume mining of this property, the Company was able to reasonably estimate the cost of final reclamation and recorded an ARO liability and offsetting asset of $6,660,000 related to this property. The related mining asset was considered fully impaired as total estimated cash flows exceeded the carrying value. Therefore, the Company recorded a net impairment charge, related to the Pueblo property, of $2,230,000 for the year ended December 28, 2019. See Note 20.

FISCAL YEAR END

The Company’s fiscal year-end is the Saturday nearest December 31. Fiscal 2019 and fiscal 2018 each consisted of 52 weeks.

2. CESSATION OF MINING AT LEASED PUEBLO GRAVEL SITE

Subsequent to the end of the third quarter, on October 9, 2019, the Company and Valco filed a Joint Notice of Settlement regarding the Company’s previously disclosed litigation, Continental Materials Corporation v. Valco, Inc., Civil Action No. 2014-cv-2510, filed in the United States District Court for the District of Colorado. The Settlement stated that the parties had reached a settlement agreement resolving all claims. Trial had previously been scheduled for October 21, 2019. On October 16, 2019, the Company and Valco filed a Stipulated Motion for Dismissal with Prejudice which stated: the parties “agree that this matter, including all claims and counterclaims, dismissed with prejudice and without costs, each party to bear its own attorneys’ fees.” The Court entered the Order of Dismissal with Prejudice on October 16, 2019.

As part of the Settlement, the Company agreed to pay Valco $9,000,000, which included purchase of previously leased land. There is no intention to resume mining of the property that ceased several years prior when litigation began. As the litigation claim was a known event prior to the third quarter balance sheet date, the Company recognized the portion of the agreement related to the legal settlement in its financial statements for the period ended September 28, 2019. Since the asset purchase agreement was not a known event prior to the balance sheet date it was not recorded in the financial statements for the period ended September 28, 2019. The Company used its best estimate, based on currently available information, to record an estimated loss on litigation settlement of $6,400,000 for the third quarter of 2019. During the fourth quarter of 2019, a third-party appraisal of the property was obtained which valued the land at $2,200,000. Using this valuation, the Company recorded the property purchase in the fourth quarter and revised the loss on litigation settlement to $6,800,000 for the year-ended December 28, 2019. See Note 20 for discussion of asset retirement obligation and related asset impairment related to the purchased property.

3. INVENTORIES

Inventories consisted of the following (amounts in thousands):

	December 28, 2019	December 29, 2018
Finished goods	$6,419	$5,448
Work in process	1,061	1,365
Raw materials and supplies	6,473	7,993
	$13,953	$14,806

If inventories valued on the LIFO basis were valued at current costs, inventories would be higher by $6,618,000  and $7,176,000 at December 28, 2019 and December 29, 2018, respectively. Reductions in inventories during 2018 resulted in liquidations of LIFO quantities by charging cost of goods sold with LIFO costs significantly below current costs. By matching these older costs with current revenues, 2018 net loss decreased by approximately $968,000, net of tax. There was not a similar significant reduction in inventory levels in 2019.

Inventory valuation reserves at December 28, 2019 and December 29, 2018 were $1,023,000 and $1,747,000,  respectively. The decrease between years is due to progress made in streamlining products sold reducing the risk of excess and obsolete inventory.

4. GOODWILL AND AMORTIZABLE INTANGIBLE ASSETS

As of December 29, 2018 the Company had recorded $1,000,000 of goodwill, not including discontinued operations goodwill of $6,229,000 that was eliminated with the sale of the ready-mix and Daniels Sand operations, related to the Door segment. During the second quarter of 2019, the Company recorded approximately $4,932,000 of goodwill related to the acquisitions of four operating businesses. See Note 18. As of December 28, 2019, the Company has recorded $5,932,000 of goodwill comprised of $3,198,000 or 54% related to the Door segment and $2,734,000 or 46% related to the HVAC segment. The Company assesses goodwill for potential impairment at the end of each year. The Company prepared a discounted cash flow analysis, based on a third party valuation of the Company’s operating units, to estimate the fair value of each reporting unit. The fair value was compared to the carrying value for each reporting unit. There was no goodwill impairment recorded, for any of the periods reported, as fair value exceeded carrying cost for each unit. If events occur or circumstances change in the relevant reporting segments or in their industries, the Company will reassess the recorded goodwill to determine if impairment has occurred. The valuation of goodwill and other intangibles is considered a significant estimate. Future economic conditions could negatively impact the value of the business which could trigger an impairment that would materially impact earnings.

Intangible assets with definite lives include trade names, intellectual property, and customer relationships. These intangible assets are amortized on a straight-line basis over their estimated useful lives.  Amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value may be greater than the fair value. There were no amortizable intangible assets as of December 29, 2018. See Note 18 for additional discussion of intangible assets acquired during the current fiscal year.  Amortizable intangible assets on the Consolidated Balance Sheet as of December 28, 2019 were as follows (amounts in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Useful Life
Trade names	$3,590	119	15 years
Intellectual property	1,449	102	11.5 and 12.5 years
Customer related intangible	7,769	150	10.5 and 30.5 years
	$12,808	$371

Amortization Expense for the fiscal year ended December 28, 2019 was $371,000. The estimated amortization expense for each of the next five years is $664,000.

5. REVOLVING BANK LOAN

The Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) effective March 16 2020. Borrowings under the Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles, certain real estate and the common stock of all of the Company’s subsidiaries. Borrowings under the Credit Agreement bear interest based on a London Interbank Offered Rate (LIBOR) or prime rate based option.

The Credit Agreement either limits or requires prior approval by the lender of additional borrowings, acquisition of stock of other companies, purchase of treasury shares and payment of cash dividends. Payment of accrued interest is due monthly or at the end of the applicable LIBOR period.

The Credit Agreement as amended provides for the following:

•	The Revolving Commitment is $20,000,000.
•	Borrowings under the Revolving Commitment are limited to (a) 85% of eligible accounts receivable, (b) the lesser of 60% of eligible inventories and $8,500,000.
•	Financial Covenants include:
o	Minimum EBITDA for the three months ending March 31, 2020 must exceed $(525,000)

o	Minimum EBITDA for the three months ending June 30, 2020 must exceed $265,000
o

The Minimum Fixed Charge Coverage Ratio is not permitted to be below 1.06 to 1.0 for each computation period measured at the end of each fiscal quarter, provided that the Fixed Charge Coverage Ratio shall not be tested if the average daily Excess Availability during the Fiscal Quarter exceeds $5,000,000. A computation period is the nine months ending September 30, 2020 or twelve months for all subsequent fiscal quarters.

•	The maturity date of the credit facility is May 1, 2023.
•	Interest rate pricing for the revolving credit facility is currently LIBOR plus 2.0% or the prime rate.

Definitions under the Credit Agreement as amended are as follows:

•

Fixed Charge Coverage Ratio means, for any Computation Period, the ratio of (a) the sum (without duplication) for such period of (i) EBITDA, minus (ii) income taxes paid in cash by the Loan Parties, minus (iii) all unfinanced Capital Expenditures, minus (iv) all amounts paid in cash in respect of any Permitted Capital Securities Repurchase, to (b) the sum for such period of (i) cash Interest Expense, plus (ii) scheduled payments of principal of Funded Debt (excluding the Revolving Loans), plus (iii) cash payments made in respect of Capital Leases, plus (iv) the amount by which reclamation or similar costs paid in such period exceed the cash proceeds received from the sale of quarry assets and cash refunds of escrow balances; provided, however that for purposes hereof, to the extent during any period there are excess cash proceeds from the sale of quarry assets after netting such proceeds against the reclamation or similar costs in such period, such excess cash proceeds may be carried forward and netted against the reclamation or similar costs in a later period, plus (v) all amounts paid in respect of any earnout or other deferred payment in connection with any Permitted Acquisition.

•

EBITDA means, for any Computation Period (or another time period to the extent expressly provided herein), the sum of the following with respect to the Company and its Subsidiaries each as determined in accordance with GAAP:

•	Consolidated Net Income, plus (without duplication) each of the following items to the extent deducted in determining such Consolidated Net Income:
i.	federal, state and other income taxes deducted in the determination of Consolidated Net Income;
ii.	Interest Expense deducted in the determination of Consolidated Net Income;
iii.	depreciation, depletion and amortization expense deducted in the determination of Consolidated Net Income;
iv.

non-recurring fees and costs paid by the Company and its Subsidiaries in respect of the following: (i) fees, expenses (including legal fees and expenses) and due diligence costs associated with Permitted Acquisitions, whether or not consummated; (ii) legal fees and costs associated with the Valco trial preparation; (iii) fees, costs and expenses (including legal fees and expenses) in connection with the amendment and restatement of this agreement and all matters reasonably related thereto; (iv) fees, costs and expenses (including legal fees and expenses) in connection with the purchase of Capital Securities of the Company by Bee Street Holdings LLC or a Subsidiary thereof and transactions and other matters reasonably related thereto; (v) additional fees and costs associated with the exploration of the Hitch Rack Ranch facility in Colorado Springs, Colorado to determine the sustainability for mining and the pursuit of mining permits; and (vi) fees, costs and expenses in connection with reclamation or similar transactions related to the sale of quarry assets;

v.	any other non-cash charges and any extraordinary charges deducted in the determination of Consolidated Net Income, including any asset impairment charges (including write downs of goodwill); and
vi.	the amount of any earnout or other deferred payment paid in connection with any Permitted Acquisition; minus
•	any gains from Asset Dispositions, any extraordinary gains and any gains from discontinued operations included in the determination of Consolidated Net Income

Outstanding funded revolving debt was $800,000 as of December 28, 2019 compared to $2,200,000 as of December 29, 2018. The highest balance outstanding during 2019 and 2018 was $3,700,000 and $9,800,000 respectively. Average outstanding funded debt was $313,000 and $6,058,000 for 2019 and 2018, respectively. At

December 28, 2019,  the Company had outstanding letters of credit (LOC) totaling $5,620,000. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the available borrowing capacity exceeded the cash needs of the Company and this situation is expected to continue for the foreseeable future. The Company was not in compliance with the Fixed Coverage Charge Ratio as of December 28, 2019. The lender provided a waiver of the covenant violation for the period ended December 28, 2019.

The Company believes that its existing cash balance, anticipated cash flow from operations and borrowings available under the Credit Agreement will be sufficient to cover expected cash needs, including planned capital expenditures, for the next twelve months. The Company expects to be in compliance with all debt covenants, as amended, throughout the facility’s remaining term.

6. COMMITMENTS AND CONTINGENCIES

The Company is involved in litigation matters related to its business. In the Company’s opinion, none of these proceedings, when concluded, will have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial condition as the Company has established adequate accruals for matters that are probable and estimable. The Company does not accrue estimated future legal costs related to the defense of these matters but rather expenses legal costs as incurred. Also see Note 2 for discussion of litigation settlement regarding the Pueblo sand and gravel lease.

7. SHAREHOLDERS’ EQUITY

Four hundred thousand shares of preferred stock ($.50 par value) are authorized and unissued.

Under the 2010 Non-Employee Directors Stock Plan (the “Plan”) the Company reserved 150,000 treasury shares representing the maximum number of shares allowed to be granted to non-employee directors in lieu of the base director retainer fee. The Company issued a total of 16,998 shares to the six eligible board members effective December 13, 2019 as partial payment for their 2020 retainer fee. The Company issued a total of 21,000 shares to the seven eligible board members effective February 7, 2019 as full payment for their 2019 retainer fee. The Company issued a total of 16,000 shares to the eight eligible board members effective January 16, 2018 as full payment for their 2018 retainer fee.

8. EARNINGS PER SHARE

The Company does not have any common stock equivalents, warrants or other convertible securities outstanding; therefore, there are no differences between the calculation of basic and diluted EPS for the reported fiscal years 2019 or 2018.

9. RENTAL EXPENSE, LEASES AND COMMITMENTS

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

Substantially all of the Company’s leases are considered operating leases. Finance leases were not material as of December 28, 2019 or for the year ended December 28, 2019. The following table displays the undiscounted cash flows related to operating leases as of December 28, 2019, along with a reconciliation to the discounted amount recorded on the December 28, 2019 Consolidated Balance Sheet (amounts in thousands):

OPERATING
LEASE
LIABILITIES
2020	$1,402
2021	1,389
2022	1,307
2023	761
2024	255
Thereafter	655
Total lease payments	5,769
Less: interest	(608)
Present value of operating lease liabilities	$5,161

Short-term lease cost represents the Company’s cost with respect to leases with a duration of 12 months or less and are not reflected on the Company’s Consolidated Balance Sheet. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. For the year ended December 28, 2019 operating lease cost was $1,979,000, including $623,000 of short-term lease costs.

New leases entered into during the year ended December 28, 2019 resulted in the recognition of operating right-of-use assets and lease liabilities of $665,000 and $572,000, respectively. At December 28, 2019 the weighted-average remaining lease term and discount rate for operating leases was 4.65 years and 6.02%, respectively.

The commitments include amounts expected to be reimbursed to the Company by related party tenants as discussed in Note 13. These related party amounts for 2020 through 2024 are as follows: 2020 – $67,000; 2021 – $68,000; 2022 – $69,000; 2023 –  $70,000 and 2024 - $71,000.

10. RETIREMENT PLANS

As discussed in Note 1, the Company maintains a defined contribution retirement benefit plan for eligible employees. Total plan expenses charged to continuing operations were $945,000 and $951,000 in 2019 and 2018, respectively.

11. CURRENT ECONOMIC CONDITIONS

The markets for products manufactured or fabricated by the HVAC and Door segments are expected to remain fairly constant compared with the 2019 levels although sales of fan coils in the HVAC segment are anticipated to grow as construction spending continues to increase during 2020. While general economic indicators are favorable for growth there are significant uncertainties around global trade and public health, particularly with COVID-19 impact uncertainties, which may adversely impact 2020 sales.

As has historically been the case, sales of all segments, other than the Door segment, are influenced by weather conditions.

12. INCOME TAXES

Income taxes are accounted for under the asset and liability method which requires deferred income taxes to reflect the future tax consequences attributable to differences between the tax and financial reporting bases of assets and liabilities. Deferred tax assets and liabilities recognized are based on the tax rates in effect in the year in which differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, based on available positive and negative evidence, it is “more likely than not” (greater than a 50% likelihood) that some or all of the net deferred tax assets will not be realized.

The (benefit) provision for income taxes is summarized as follows (amounts in thousands):

	2019	2018
Federal: Current	$(66)	$(387)
Deferred	(3,449)	(1,454)
State: Current	3	1
Deferred	(804)	(345)
	$(4,316)	$(2,185)

The benefit for income taxes for 2019 and 2018 included a benefit of $5,396,000 and $2,500,000 for continuing operations and a provision of $1,080,000 and $315,000, respectively, for discontinued operations.

The percentage effect of an item on the statutory tax rate in a given year will fluctuate based upon the magnitude of the pre-tax profit or loss in that year. The difference between the tax rate on income for financial statement purposes and the federal statutory tax rate was as follows:

	2019	2018
Statutory tax rate	(21.0)%	(21.0)%
Percentage depletion	—	(0.9)
Non-deductible expenses	0.1	0.4
Valuation allowance for tax assets	0.5	1.2
State income taxes, net of federal benefit	(4.5)	(4.5)
Other	1.2	(2.4)
	(23.7)%	(27.2)%

For financial statement purposes, deferred tax assets and liabilities are recorded at 25.74%, which represents a blend of the current statutory federal and states’ tax rates. The principal temporary differences and their related deferred taxes are as follows (amounts in thousands):

	2019	2018
Deferred tax assets
Reserves for self-insured losses	$417	$466
Accrued reclamation	1,972	1,445
Unfunded supplemental profit sharing plan liability	431	263
Asset valuation reserves	439	685
Future state tax credits	833	833
Net state operating loss carryforwards	812	226
Federal AMT carryforward	116	387
Federal NOL carryforward	3,226	468
Other	939	700
	9,185	5,473
Deferred tax liabilities
Depreciation	833	1,200
Deferred development	—	116
Other	285	443
	1,118	1,759
Net deferred tax asset before valuation allowance	8,067	3,714
Valuation allowance
Beginning balance	(300)	(200)
(Increase) decrease during the period	(100)	(100)
Ending Balance	(400)	(300)
Net deferred tax asset	$7,667	$3,414

The deduction of charitable contributions made during 2019 and 2018 was limited by the level of taxable income; however, no valuation reserve was established for the amount carried forward as the Company expects to be able to utilize these deductions in future years. The Tax Act repealed AMT and allows any existing AMT credit carryforwards to be used to offset regular tax obligations for a three year period beginning in 2018. Any AMT credit carryforwards that are not utilized to offset regular tax obligations will be 100 percent refundable by 2021. For State purposes, net operating losses can be carried forward for various periods for the states that the Company is required to file in. Of the $833,000 of state tax credits recorded by the Company at December 28, 2019 and December 29, 2018,  $797,000 relates to California Enterprise Zone hiring credits earned in prior years. California has repealed the credit and limited its use to tax years through 2023. At December 28, 2019 and December 29, 2018 the Company carried a valuation reserve of $556,000  ($400,000 tax effected) and $430,000  ($300,000 tax effected), respectively, related to the carry forward of the California Enterprise Zone hiring credits due to the uncertainty that the Company will be able to utilize the credits prior to their expiration in 2023.

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

As a result of the evaluation of the ability to realize our deferred tax assets as of December 28, 2019, we concluded that it was more likely than not that all of our deferred tax assets would be realized to the extent not reserved for by a valuation allowance.

The Company accounts for uncertainty in income taxes recognized in its financial statements by applying GAAP’s recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The financial statement effects of a tax position are initially recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon effective settlement with a taxing authority. There were no unrecognized tax benefits at either December 28, 2019 or December 29, 2018.

We file income tax returns in the United States at the Federal level and with various state jurisdictions. Federal and state income tax returns are subject to examination based upon the statute of limitations in effect for the various jurisdictions.

13. RELATED PARTY TRANSACTIONS

A director of the Company is a partner in a law firm engaged to represent the Company in various legal matters including the lawsuit filed by the Company related to the sand and gravel lease which settled in October 2019. See Note 2. For the year ending December 28, 2019 the Company paid the director’s firm $826,000 for services rendered. During fiscal 2018 the same director’s firm was paid $474,000 for services rendered.

The corporate office leases space in Chicago, Illinois that is shared with another organization related to the Company’s principal shareholders. Each of the organizations pays its pro-rata share of rent and other expenses based on a square footage allocation. See Note 9 for additional discussion. Furthermore, the Company purchases certain insurance together with another company controlled by the Company’s principal shareholders to minimize insurance costs. Allocation of the expense of the program is either provided by the underwriter or based upon a formula that considers, among other things, sales levels, loss exposure and claim experience. Claims under the self-insured portion of the policies are charged directly to the incurring party. Amounts receivable from related organizations at December 28, 2019 and December 29, 2018 were $13,000 and $28,000, respectively.

14. UNAUDITED QUARTERLY FINANCIAL DATA

The following table and footnotes provide summarized unaudited fiscal quarterly financial data for 2019 and 2018 (amounts in thousands, except per share amounts):

2019	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Sales	$22,528	$25,257	$31,987	$33,504
Gross profit	4,681	3,722	7,535	8,615
Depreciation, depletion and amortization	519	254	597	592
Net income (loss)	13,322	(4,836)	(20,284)	(2,100)
Basic and diluted income (loss) per share	7.80	(2.82)	(11.85)	(1.23)

2018	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Sales	$23,410	$25,557	$23,965	$27,955
Gross profit	5,006	5,974	5,225	6,649
Depreciation, depletion and amortization	405	405	393	269
Net (loss) income	(6,193)	2,113	(1,236)	(540)
Basic and diluted (loss) income per share	(3.65)	1.24	(0.73)	(0.32)

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

15. INDUSTRY SEGMENT INFORMATION

In the first quarter of 2019, the Company reviewed its reporting structure in connection with the sale of the TMC ready-mix and Daniels Sand operating assets. Reporting segments were modified to conform to the way management measures and evaluates Company performance post-sale. The Company operates primarily in the Building Supplies industry group and has identified three reporting segments within this industry group. The HVAC segment produces and sells a variety of products including wall furnaces, fan coils, evaporative coolers, boiler room equipment and dryer boxes and related accessories from the Company’s wholly-owned subsidiaries, Williams Furnace Co. (WFC) of Colton, California, Phoenix Manufacturing, Inc. (PMI) of Phoenix, Arizona, Global Flow Products /American HVAC (GFP) of Broken Arrow, Oklahoma, and InOvate Dryer Technologies (InOvate) of Jupiter, Florida. Sales of this segment are nationwide although WFC and PMI sales are more concentrated in the southwestern United States. The Door segment sells hollow metal and wood doors, door frames and related hardware, sliding door systems and electronic access and security systems from the Company’s wholly-owned subsidiaries, McKinney Door and Hardware, Inc. (MDHI), Fastrac Building Supply (Fastrac) and Serenity Sliding Door Systems (Serenity), which operate out of facilities in Pueblo and Colorado Springs, Colorado. Sales of this segment are concentrated in Colorado, California and the Northwestern United States although door sales are also made throughout the United States. The Construction Materials segment offers construction supplies from locations along the Southern Front Range of Colorado operated by the Company’s wholly-owned subsidiaries, Castle Aggregates and Castle Rebar & Supply of Colorado Springs, and TMOP Legacy Company (formerly Transit Mix of Pueblo, Inc.) of Pueblo, Colorado (the three companies collectively are referred to as the Castle Companies). During the quarter ended September 28, 2019 the Company determined to cease mining operations at its Pikeview aggregates quarry, which is part of the Construction Materials segment, as continuing mining operations was no longer in the best interest of the consolidated portfolio. During the fourth quarter of 2019, the Company purchased a formerly leased mining property in Pueblo, Colorado as part of a legal settlement. See Note 2 for further discussion of the legal settlement. In conjunction with both of these events, the Company recognized charges to record additional asset retirement liabilities and impairment of related assets associated with the properties. See Note 20 for further discussion. The Company expects an outside party to complete most of the remaining reclamation over approximately the next five years.

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

The following table presents information about reported segments for the fiscal years 2019 and 2018 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

			Construction	Unallocated	Held for
Year Ended December 28, 2019	HVAC	Doors	Materials	Corporate (a)	Sale	Total

Revenues from external customers	$82,149	$24,369	$6,751	$7		$113,276
Depreciation, depletion and amortization	1,272	285	321	84		1,962
Operating income (loss)	948	2,174	(18,492)	(7,475)		(22,845)
Segment assets	50,822	14,248	10,463	13,554	896	89,983
Capital expenditures	342	79	2,257	15		2,693

			Construction	Unallocated	Held for
Year Ended December 29, 2018	HVAC	Doors	Materials	Corporate (a)	Sale	Total

Revenues from external customers	$73,478	$20,158	$7,150	$101		$100,887
Depreciation, depletion and amortization	949	171	301	51		1,472
Operating income (loss)	931	2,233	(7,878)	(4,050)		(8,764)
Segment assets	29,003	8,003	11,315	3,346	24,036	75,703
Capital expenditures	1,064	119	181	45		1,409

(a)	Includes unallocated corporate office expenses and assets which consist primarily of cash and cash equivalents, prepaid expenses, property, plant and equipment.

16.  WRITE OFF OF DEFERRED DEVELOPMENT

During July 2015, TMC began development of a granite mining property south of Colorado Springs. Prior to beginning the development process, the Company deposited $2,500,000 in an escrow account per agreement with the land owner. This amount was previously included in Other long-term assets on the Consolidated Balance Sheet. The development costs included drilling the property to ascertain its suitability for mining, engineering studies and legal expenses related to the preparation of an application to obtain the required mining permits from the State of Colorado and El Paso County.

TMC made its initial application for a mining permit from the state of Colorado in 2016. TMC filed its second application to the state in November 2017, which was rejected on April 26, 2018. The Company wrote off all capitalized costs associated with the permit application in the first half of 2018, a total of $6,840,000.

As of December 28, 2019 and December 29, 2018 the escrow balance mentioned above was included in Other current assets as the Company has begun the process to settle the account and recover the funds.

17. SETTLEMENT RECEIPT

As previously disclosed, on January 15, 2019, the Company reached an amicable resolution to a business dispute by way of a settlement agreement. Pursuant to the settlement agreement, the Company received $15,000,000. The other party and the Company further agreed to set up a joint escrow account to support certain conditions in the agreement. The Company’s contribution to the escrow account was $218,000. The Settlement Agreement does not contain any admission of liability, wrongdoing, or responsibility by any of the parties.

18.  ACQUISITIONS

During the year ended December  28, 2019 the Company completed three different asset purchase transactions, acquiring the assets of four operating businesses. On May 20, 2019 the Company acquired the assets of Serenity and Fastrac, both based in Colorado Springs, Colorado, using available cash reserves. Serenity is a proprietary sliding door system providing superior sound attenuation, sold primarily into healthcare markets across the country.  Fastrac is a leading supplier of commercial doors and hardware to healthcare and hospitality customers across the country. Serenity continues to operate as a stand-alone business while Fastrac operations were consolidated with the Company’s existing portfolio company, McKinney Door and Hardware, which has similar operations. The results of the acquisition of Serenity and Fastrac are included in the Company’s Consolidated Financial Statements from the date of acquisition. Both companies are included in the Door segment for reporting purposes.

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

These two transactions are not considered material individually. However, they are considered material in the aggregate. The total purchase price paid for these transactions was $12,855,000,  which included a traditional post-closing working capital adjustment for $608,000, with approximately $12,163,000 paid in cash at closing. The Company will pay additional contingent consideration, if earned, in the form of an earn out amount pursuant to the terms of earn out agreements in amounts of up to $4,300,000, the payment of which is subject to certain conditions and the successful achievement of gross profit growth targets for the acquired businesses following the closing of the transactions over a period of twenty-four  (24) to thirty-six  (36) months. Approximately $1,300,000 has been accrued based on estimated fair values of these earn out agreements. We acquired trade receivables of $1,916,000, inventory of $1,745,000, property and equipment of  $2,530,000, other assets of $256,000, intangibles of $4,000,000 and goodwill of $3,614,000  and retained liabilities of $1,205,000. The current value assigned to trade receivables represents fair market value. The working capital adjustment has been finalized on both transactions and final valuation of the fair value of assets and liabilities including receivables, inventory, fixed assets, intangibles, goodwill and accounts payable has been recorded as of December 28, 2019. Transaction costs included in Selling and administrative expenses on the Consolidated Statements of Operations for the year ended December 28, 2019 was $1,229,000.

On June 17, 2019 the Company acquired the assets of InOvate, a supplier of commercial and residential dryer and HVAC venting systems and components. The total purchase price for the net assets acquired was $11,206,000, including a post-closing working capital adjustment of $84,000, with approximately $11,050,000 paid in cash at closing, using available cash reserves. The Company will pay additional contingent consideration, if earned, in the form of an earn out amount pursuant to the terms of an earn out agreement in an amount of up to $1,250,000, the payment of which is subject to certain conditions and the successful achievement of gross profit growth targets for the acquired business following the closing of the transaction over a period of twelve  (12) months. Approximately $240,000 has been accrued based on an estimated fair value of this earn out agreement. The results of the acquisition of InOvate are included in the Company’s Consolidated Financial Statements from the date of acquisition. Transaction costs included in Selling and administrative expense on the Consolidated Statement of Operations for the year ended December 28, 2019 were $536,000.

In accordance with GAAP, the total purchase price has been allocated to the tangible and intangible net assets acquired based on their fair values. The working capital adjustment was finalized in the fourth quarter of 2019. The condensed balance sheet of InOvate at the acquisition date was as follows:

Purchase price	$11,206

Accounts receivable, net	1,448
Other tangible assets	984
Intangible assets	8,808
Right of use asset	387
Accounts payable and accrued expenses	(1,353)
Right of use liability	(387)
Total identifiable net assets	9,887
Goodwill	$1,319

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

	Year Ended
	DECEMBER 28,	DECEMBER 29,
	2019	2018
Revenue	$120,439	$114,535
Pre-tax loss from continuing operations	$(21,505)	$(7,127)
Basic and diluted loss per share:
Loss from continuing operations	$(9.59)	$(3.04)
Average shares outstanding	1,711	1,697

Per ASC 805, the chart below summarizes the comparative financial statements for revenue and earnings as if all the acquisitions occurred at the beginning of the respective period.

	Year Ended
	DECEMBER 28,	DECEMBER 29,
	2019	2018
Revenue	$129,615	$126,613
Pre-tax loss from continuing operations	$(19,325)	$(4,838)

Revenue of the acquired companies’ increased total revenue by 18.5% for the year ended 2019. The impact of the acquired companies on earnings for the current year was not material. Total goodwill added to the Consolidated Balance Sheet due to acquisition activity during fiscal 2019 was $4,932,000. The goodwill is attributable to the skills and technical talent of the established work force at each of the acquired businesses and synergies expected to be achieved from integrating the individual acquired business operations in to the Company’s existing consolidated business portfolio. This amount is attributable to the HVAC and Door segments in the amounts of $2,734,000 and $2,198,000, respectively. Goodwill that is deductible for tax purposes, over the next fifteen years, is $3,092,000.  The goodwill amounts were finalized in the fourth quarter of 2019.

19. DISPOSITIONS OF ASSETS

On February 1, 2019, the Company and certain of its subsidiaries sold substantially all of the real property, tangible personal property and executory contracts of TMC’s ready-mix business and the operations of Daniels Sand Company (Daniels) to Aggregate Industries — WCR, Inc. (the Buyer), a Colorado corporation, for $27,129,000. The purchase price was paid to the Company on February 1, 2019 less certain amounts to be held in escrow, as provided in the Asset Purchase Agreement among the Company parties and the Buyer (Purchase Agreement), to secure the Company’s obligations to pay its working capital adjustment and indemnification obligations under the Purchase Agreement. The escrow also retained amounts to be held pending the subdivision of certain real property to be sold to the Buyer at a subsequent date as included in the Purchase Agreement. Combined escrow amounts of $2,049,000 were included in Other current assets in the Consolidated Balance Sheet at December 28, 2019.

The Company retained the aggregates operations and retail building materials business of TMC and all related assets and liabilities. These operations include the Pikeview quarry business located in Colorado Springs (see Note 20), the aggregates mining business located in Pueblo, the sand and gravel mining business located in Fremont County, and the retail building materials business at sites located in Colorado Springs and Pueblo.

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

	Year Ended
	DECEMBER 28,	DECEMBER 29,
	2019	2018
Revenue	$4,058	$63,096
Costs and expenses	3,900	58,143
Depreciation, depletion and amortization	578	1,161
Selling and administrative	304	3,550
Gain on sales of equipment	-	919
Gain on sale of assets	5,283	-
Pre-tax income	$4,559	$1,161

The results of discontinued operations are summarized as follows:

	Year Ended
	DECEMBER 28,	DECEMBER 29,
	2019	2018
Operating (loss) income	$(724)	$1,161
Gain on sale of assets	5,283	—
Income tax provision	(1,080)	(315)
Income from discontinued operations	$3,479	$846

The assets and liabilities held for sale related to TMC’s ready-mix and Daniels Sand businesses were as follows:

	DECEMBER 28,	DECEMBER 29,
	2019	2018
Accounts receivable, net	$—	$9,054
Inventory	—	1,914
Property, plant and equipment, net	—	6,741
Other assets	—	6,327
Total assets held for sale	$—	$24,036

Accounts payable and accrued expenses	$	$3,800
Other long-term liabilities	—	292
Total liabilities held for sale	$—	$4,092

20. ARO ASSET/LIABILITY

During the third quarter of fiscal year ended December 28, 2019, the Company made a strategic decision to cease mining operations at its Pikeview quarry in Colorado Springs, Colorado, as it was no longer in the best economic interest of the consolidated portfolio to continue operations. The Company has a legal obligation to complete reclamation of the property as required by its mining permits with the State of Colorado. GAAP requires the recognition of a liability in the period in which it is incurred if a reasonable estimate of fair value can be made. Prior to the cessation of mining operations, reclamation was performed concurrently by backfilling mined areas with overfill from current mining. The reclamation costs were reported as operating expense as the Company could not reasonably estimate the ultimate liability of final reclamation.  Once the Company ceased mining operations and could reasonably estimate the cost of final reclamation, an asset retirement obligation (ARO), was recorded as of September  29, 2019 and revised at December 28, 2019.  The ARO liability of $20,804,000 represents the estimated fair value of total reclamation costs using Level 3 inputs. The fair value of the liability was calculated by applying an expected present value technique using estimated cash flows over a period of time and then discounting the expected cash flows using a credit-adjusted risk-free interest rate. The related ARO asset was considered 100% impaired as total carrying value including future costs to maintain and dispose of the asset will exceed the fair value. Therefore, the Company also recorded an impairment charge of $20,217,000 related to the asset.

In the fourth quarter of 2019, the Company settled its litigation with Valco regarding the Transit Mix of Pueblo (TMOP) mining operation. See Note 2 for discussion of the settlement. As part of the settlement agreement, the Company purchased the land it previously leased from Valco. Once the Company took possession of the property with no plan to resume mining it was able to reasonably estimate the final cost of reclamation. A valuation was completed and resulted in the Company recording a $6,660,000 ARO liability and offsetting ARO asset during the fourth quarter of 2019. The asset was considered fully impaired as its carrying value exceeded the estimated undiscounted future cash inflows. The Company had previously recorded a $4,430,000 accrual for reclamation at TMOP which was eliminated. Therefore, the net impact of the impairment on the Consolidated Statement of Operations for the year ended December 28, 2019 was $2,230,000.

The following table details activity related to the Company’s ARO liabilities for fiscal years 2019 and 2018 (amounts in thousands):

	DECEMBER 28,	DECEMBER 29,
	2019	2018
Beginning balance	$6,269	$6,166
Obligations incurred	21,455	103
Accretion expense	189	-
Ending balance	27,913	6,269
Less current portion	4,200	1,017
Long-term portion	$23,713	$5,252

In connection with the Company’s decision to cease mining activities, management performed a review of remaining assets to determine which, if any, should be classified as assets held for sale (AHS). Based on this review a total of $896,000, previously reported as Machinery and equipment on the Consolidated Balance Sheet, has been reclassified as AHS as of December 28, 2019. The net book value of the AHS was considered to be at or below fair market value, thus there was no impact to the Consolidated Statement of Operations from the reclassification.

21. VALUE CREATION INCENTIVE PLAN

The Company adopted the Continental Materials Corporation Value Creation Incentive Plan (VCIP) effective July 1, 2019. The VCIP is designed to attract and retain key management personnel by providing an incentive and reward for selected executive officers and employees of the Company. The VCIP involves only the payment of cash, not the issuance of common stock, based on appreciation of Phantom Equity or Phantom Equity Appreciation Rights (PE or PEARs, respectively) of the defined business unit, over a certain period of time. Fair value of the PE or PEAR awards was measured as of the balance sheet date presented. The awards vest over a period of four or five years and are payable over a three-year period following vesting. At December 28, 2019 total future compensation expense related to unvested awards yet to be recognized by the Company was approximately $1,635,000. This expense is expected to be recognized over a weighted-average remaining vesting period of approximately 4.1 years.

The Company used the Black-Scholes option pricing model as its method for determining fair value of the awards. The compensation expense related to the awards is recognized over the vesting period for each award. For the year ended December 28, 2019 the Company’s net loss included $204,000 of stock-based compensation. The total liability related to the PE and PEAR awards was $496,000, which includes $292,000 from an acquisition recorded at the opening balance sheet date, and is included as Long-term compensation on the Consolidated Balance Sheet as of December 28, 2019.

22. FAIR VALUE MEASUREMENT

PE and PEAR awards were recorded at fair value using the Black-Scholes option pricing model. There were no PE or PEAR appreciation awards at December 29, 2018. The following assumptions were used in determining the fair value of the award liability as of December 28, 2019:

Risk-free interest rate	1.67%
Dividend rate	0.00%
Volatility range	25% - 37%
Weighted average expected term (years)	4.1

The following table is a reconciliation for the PE and PEAR liability measured at fair value using Level 3 unobservable inputs (in thousands):

Balance at December 29, 2018	$-
Awards related to acquired companies	300
Change due to vesting of awards granted	331
Change in fair value measurement of liability	(135)
Balance at December 28, 2019	$496

Contingent consideration was recorded at fair value using a Monte Carlo Simulation model. There was no contingent consideration liability at December 29, 2018. The following assumptions were used in determining the fair value of contingent consideration at December 28, 2019:

Risk-free interest rate	1.6% - 2.3%
Expected term (years)	.4 - 3.2

The following table is a reconciliation for the contingent consideration liability measured at fair value using Level 3 unobservable inputs (in thousands):

Balance at December 29, 2018	$-
Contingent consideration granted with acquisitions	1,540
Change in fair value measurement of liability	(58)
Balance at December 28, 2019	$1,482

The ARO liabilities were recorded at fair value using an expected present value technique. The following assumptions were used in determining the fair value of the ARO liabilities at December 28, 2019:

Credit adjusted risk-free interest rate	3.66%
Expected term (years)	4.7

23. SUBSEQUENT EVENT

On February 18, 2020, Bee Street Holdings LLC (Bee Street), commenced an unsolicited tender offer for all outstanding shares of Common Stock of the Company (Common Stock) not already owned by Bee Street.  Bee Street is an entity controlled by James G. Gidwitz, our chairman and Chief Executive Officer, and other members of Mr. Gidwitz’ s family. As of February 17, 2020, Bee Street beneficially owned 1,027,171, or approximately 61.3%, of the outstanding shares of Common Stock.  Bee Street is offering to purchase all outstanding shares of Common Stock that Bee Street does not already own for $9.50 per share, net to the seller in cash, without interest, subject to applicable withholding taxes.  Additional information about the tender offer is available in Bee Street’s and the Company’s SEC filings, including the Company’s Schedule 14D-9 filed on March 3, 2020.  The offer is subject to certain conditions set forth in Bee Street’s tender offer documents.  Bee Street has stated that if it purchases shares of Common Stock in the tender offer such that it will own at least 90% of the issued and outstanding Common Stock, Bee Street (or its affiliate), intends to merge with the Company (the “Merger”).  As a result of the Merger, each then issued and outstanding share of Common Stock (other than Common Stock held by Bee Street and held by stockholders who validly perfect their dissenters’ rights under the Delaware General Corporation Law) would be cancelled and converted into and represent the right to receive $9.50 per share.

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee

Continental Materials Corporation

Chicago, Illinois

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Continental Materials Corporation as of December 28, 2019 and December 29, 2018, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the two-year period ended December 28, 2019, and the related notes and schedule listed in the Form 10-K index at Part IV, item 15 (a)2 (collectively referred to as the financial statements).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 28, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company's financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/  BKD, LLP

We have served as the Company’s auditor since 2009.

Indianapolis, Indiana

March 23, 2020

Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) as of December 28, 2019. The Chief Executive Officer and Chief Financial Officer, based on that evaluation, concluded that our disclosure controls and procedures are effective and were reasonably designed to ensure that all material information relating to the Company (including its subsidiaries) required to be disclosed in our reports filed and submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Commission.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (1992). Based on this assessment, management concluded that, as of December 28, 2019, the Company’s internal control over financial reporting is effective. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.

Remediation of a Material Weakness

We previously reported a material weakness in the effectiveness of the Company’s internal control over financial reporting as of September 28, 2019.  Specifically, the lack of formalized processes and technical resources available to handle the increased volume of the complex non-routine transactions resulted in several material adjustments being recorded. Based on this material weakness, management concluded that our disclosure controls and procedures were not effective as of September 28, 2019.

In the fourth quarter of 2019, management formalized internal control processes and enhanced the level of technical resources available to address non-routine complex transactions, in order to record and report these transactions timely and appropriately in accordance with generally accepted accounting principles in each reporting period. We hired an interim financial reporting manager to assist with research of transactions outside the ordinary course of business. We enhanced research tools available to assist with research of non-routine complex transactions. We prepared formal accounting memoranda to support our conclusions on technical accounting matters and related disclosures. As a result of the remediation activities and controls in place as of December 28, 2019, management determined the material weakness had been remediated as of December 28, 2019.

As of December 28, 2019, the Company was not an “accelerated filer” as defined in Rule 12b-2 under the Exchange Act. Accordingly, pursuant to SEC rules and regulations, the Company is not required to include, and this Annual Report on Form 10-K does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We are required to annually reassess our status as a “smaller reporting company” as of the end of our fiscal year to determine whether we will be required to provide Management’s Annual Report on Internal Control Over Financial Reporting and the associated report of our independent registered public accounting firm in our Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as disclosed in Remediation of a Material Weakness above.

Item 9B.    OTHER INFORMATION

The Company does not have any information, not already reported, that is required to be reported on Form 8-K during the fourth quarter of the year covered by this Form 10-K.

PART III

The information required by items 10 through 14 of Form 10‑K  is hereby incorporated by reference from the earlier filed of: (i) an amendment to this Annual Report on Form 10‑K or (ii) a definitive proxy statement filed pursuant to Regulation 14A within 120 days of December 28, 2019.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1	The following financial statements are included in Item 8 of Part II:
Consolidated statements of income for fiscal years 2019 and 2018
Consolidated statements of cash flows for fiscal years ended 2019 and 2018
Consolidated Balance Sheets as of December 28, 2019 and December 29, 2018
Consolidated statements of shareholders’ equity for fiscal years 2019 and 2018

(a) 2	The following is a list of financial statement schedules filed as part of this Annual Report:

Schedule II Valuation and Qualifying Accounts & Reserves For the Fiscal Years 2019 and 2018

All other schedules are omitted because they are not applicable or the information is shown in the financial statements or notes thereto.

(a) 3	The following is a list of all exhibits filed as part of this Annual Report:

Exhibit 2.1

Asset Purchase Agreement, dated February 1, 2019, by and among Continental Materials Corporation, Castle Concrete Company, Transit Mix Concrete Company, Transit Mix of Pueblo, Inc., Daniels Sand Company and Aggregate Industries – WCR, Inc. incorporated by reference to Exhibit 10.1 to Form 8-K filed February 1, 2019 (Accession # 0001104659-19-005070).

Exhibit 3.1

Restated Certificate of Incorporation dated May 28, 1975, as amended on May 24, 1978, May 27, 1987 and June 3, 1999 incorporated by reference to Exhibit 3 to Form 10-K for the year ended January 1, 2005 (Accession # 0001104659-05-016256).

Exhibit 3.2	Registrant’s By-laws as amended September 19, 1975 incorporated by reference to Exhibit 3a to Form 10-Q for the period ended June 28, 2014 (Accession # 0001104659-14-059740).

Exhibit 4.1	Description of Capital Stock

Exhibit 10

Second Amended and Restated Credit Agreement dated March 16, 2020 among Continental Materials Corporation, as the Company (borrower), The Various Financial Institutions Party Thereto, as Lenders, and CIBC Bank USA f/k/a The PrivateBank and Trust Company, as Administrative Agent and Arranger, filed as Exhibit 10 to this Form 10-K for the fiscal year ended December 28, 2019.

Exhibit 10b	Form of Supplemental Deferred Compensation Agreement filed as Exhibit 10 to Form 10-Q for the quarter ended July 1, 1983, incorporated herein by reference.*

Exhibit 10c	Continental Materials Corporation Employees Profit Sharing Retirement Plan, 2009 Amendment and Restatement filed as Exhibit 10c to Form 10-K for the year ended January, 2, 2010.*

Exhibit 10d	Continental Materials Corporation Deferred Compensation Plan filed as Exhibit 10.1 to Form 8-K filed December 17, 2018, incorporated herein by reference.*

Exhibit 10e	Continental Materials Value Creation Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed June 10, 2019 (Accession # 0001410578-19-000342).

Exhibit 21	Subsidiaries of Registrant (filed herewith).

Exhibit 23	Consent of Independent Registered Public Accounting Firm (filed herewith).

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

Exhibit 101

The following financial information from the Company’s Annual Report for the fiscal year ended December 28, 2019 filed with the SEC on March 23, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations for the fiscal years 2019 and 2018, (ii) the Consolidated Statements of Cash Flows for the fiscal years 2019 and 2018, (iii) the Consolidated Balance Sheets as of December 28, 2019 and December 29, 2018, (iv) the Consolidated Statements of Shareholders’ Equity for fiscal years 2019 and 2018, and (v) Notes to Consolidated Financial Statements.

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

Date:  March 23, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY(IES)	DATE

/S/ James G. Gidwitz	Chief Executive Officer and a Director
James G. Gidwitz	(Principal Executive Officer)	March 23, 2020

/S/ Paul Ainsworth	Vice President, Secretary and Chief Financial Officer
Paul Ainsworth	(Principal Financial and Accounting Officer)	March 23, 2020

/S/ Ralph W. Gidwitz
Ralph W. Gidwitz	Director	March 23, 2020

/S/ Scott Gidwitz
Scott Gidwitz	Director	March 23, 2020

/S/ Steven Gidwitz
Steven Gidwitz	Director	March 23, 2020

/S/ Theodore R. Tetzlaff
Theodore R. Tetzlaff	Director	March 23, 2020

/S/ Peter E. Thieriot
Peter E. Thieriot	Director	March 23, 2020

/S/ Darrell M. Trent
Darrell M. Trent	Director	March 23, 2020

CONTINENTAL MATERIALS CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (c) (e)

for the fiscal years 2019 and 2018

COLUMN A	COLUMN B	COLUMN C(1)	COLUMN D		COLUMN E
	Balance at	Additions
	Beginning of	Charged to Costs	Deductions -		Balance at End of
Description	Period	and Expenses	Describe		Period
Year 2019
Allowance for doubtful accounts (c)	$410,000	$189,000	$105,000	(a)	$494,000
Inventory valuation reserve (c)	$1,747,000	$138,000	$862,000	(b)	$1,023,000
Reserve for self-insured losses	$2,451,000	$3,261,000	$3,745,000	(d)	$1,967,000

Year 2018
Allowance for doubtful accounts (c)	$140,000	$68,000	$(202,000)	(a)	$410,000
Inventory valuation reserve (c)	$518,000	$1,544,000	$315,000	(b)	$1,747,000
Reserve for self-insured losses	$1,881,000	$5,483,000	$4,913,000	(d)	$2,451,000

Notes:

(a)	Accounts written off, net of recoveries.

(b)	Amounts written off upon disposal of assets.

(c)	Reserve deducted in the balance sheet from the asset to which it applies.

(d)	Payments of self-insured claims including healthcare claims accrued and paid in connection with the Company’s self-insured employee healthcare benefit plan.

(e)	Column C (2) has been omitted as the answer would be “none”.