Form 10-K/A
period 2019-12-28
CONTINENTAL MATERIALS CORP
filed 2020-04-27
CIK 24104

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value (based on the June 28, 2019 closing price) of voting stock held by non-affiliates of registrant was approximately $8,816,000. As of April 20, 2020, there were 1,675,484 shares of the registrant’s common stock outstanding.

Continental Materials Corporation

 Amendment No. 1 to Annual Report on Form 10-K

For the Fiscal Year Ended December 28, 2019

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends our Annual Report on Form 10-K for the fiscal year ended December 28, 2019, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2020 (the “Original Filing”). In accordance with paragraph (3) of General Instruction G to Form 10-K, we are filing this Amendment No. 1 to include the information that is required by Part III of Form 10-K and which was not included in the Original Filing.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as Exhibits 31.3 and 31.4 to this Amendment No. 1 as required by Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

No attempt has been made to update the Original Filing other than the furnishing of additional Exhibits 31.3 and 31.4 in Item 15 herein. Except as expressly noted in this Amendment No. 1, this Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing date, including, without limitation, the financial statements included in the Original Filing. Accordingly, this Amendment No. 1 should be read together with the Original Filing and with the Company’s other filings with the SEC.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board Composition and Qualifications

Name	Served as Director Since	Position with the Company or Committee Memberships	Age
Directors Continuing in Office Until the 2022 Annual Meeting of Stockholders
Steve Gidwitz	2018	Director, Member of the Compensation Committee and Nominating Committee	62
James G. Gidwitz	1978	Chairman of the Board, Chief Executive Officer	73
Director Continuing in Office Until the 2021 Annual Meeting of Stockholders
Scott Gidwitz	2018	Director, Member of the Audit Committee and Nominating Committee	32
Directors Continuing in Office Until the 2020 Annual Meeting of Stockholders
Ralph W. Gidwitz	1984	Director, Member of the Compensation Committee	84
Theodore R. Tetzlaff	1981	Director	76

Steve Gidwitz has served on the Board since 2018. Steve began his career in 1980 after graduating from Tulane University in New Orleans with a B.A. in Business Management. He worked for Consolidated Packaging for several years in various positions before becoming an administrative manager at Riverwood International, a global leader in developing innovative packaging solutions. In 1991, Steve worked for Corson Manufacturing as vice president of operations, then as president, before becoming vice president of NCAComp in 2002, Chief Operating Officer in 2011 and President in 2014. Over the course of his career, his job responsibilities have included: human resources, purchasing, inside sales, sales management, quality control, accident prevention, plant management, and full company management. In addition, Steve has served as a board member and vice president of the Group Self-Insurance Association of New York (“GSIANY”) and served on a WCB/GSIANY committee to assist in rewriting the rules and regulations of self-insurance groups in the state of New York. Mr. Gidwitz is also a member of the board of managers of Bee Street Holdings LLC (“Bee Street”), the Company’s majority stockholder.

James G. Gidwitz is the son of one of the founders of the Company and has served on the Board since 1978. He has served as the Chairman of the Board and its Chief Executive Officer since 1983. Mr. Gidwitz also serves on the Boards of several non-profit institutions involved in such diverse activities as medical research and political analysis. Mr. Gidwitz served as Chairman of the Endowment Committee of The Hotchkiss School where he continues to serve on the Committee. Mr. Gidwitz also formerly served on the Board of the Hoover Institution, an organization associated with Stanford University. The Board has concluded that Mr. Gidwitz possesses strong leadership experience and knowledge of the Company and its business obtained through his long tenure with the Company. Mr. Gidwitz is also a member of the board of managers of Bee Street.

Scott Gidwitz has served on the Board since 2018. Scott is a Senior Vice President of the investments group at The John Buck Company and serves as a member of the Investment Committee. His primary responsibilities include the evaluation, underwriting, and due diligence of new residential and commercial acquisition and development opportunities. Currently, Mr. Gidwitz serves as asset manager for 3Eleven, a 245-unit residential development opening in Chicago’s River North neighborhood, and 333 S. Wabash Ave., a 1.2 million square foot office tower in Chicago’s East Loop. Prior to joining The John Buck Company, Mr. Gidwitz was an Analyst at Siebert Branford Shank, L.L.C., a boutique investment bank specializing in municipal finance. While at Siebert, Mr. Gidwitz provided quantitative and analytical support to senior bankers, as well as technical support on over $210 million in senior managed financings, and over $3 billion of co-senior and co-managed transactions. Mr. Gidwitz earned his J.D. from Northwestern University School of Law, M.B.A. from Northwestern University’s Kellogg School of Management, and B.A. from University of Pennsylvania. Mr. Gidwitz is also a member of the board of managers of Bee Street.

Ralph W. Gidwitz is the son of one of the founders of the Company and has served on the Board since 1984. Mr. Gidwitz is retired having previously started Capital Results LLC, a financial consulting company, for which he also served as the Managing Partner and Chief Executive Officer until 2009. Mr. Gidwitz has also served as the President and Chief Executive Officer of a private company engaged in manufacturing. Mr. Gidwitz served on the Board of Trustees for a local college as well as serving as its Treasurer and Chairman of its Finance and Investment Committees from 2006 to 2013. He currently serves on the Executive Committee of the Board of Governors of the City of Hope, a large research driven hospital and health care organization, and as 1st Vice President of a Los Angeles based cultural group. He also served as a Director for three community associations and as Chairman and a Governor for a Chicago cultural group. The Board has concluded that Mr. Gidwitz adds invaluable and extensive business and financial experience as well as possessing experience in mergers and acquisitions. Mr. Gidwitz is also a member of the board of managers of Bee Street.

Theodore R. Tetzlaff has served on the Board since 1981. Mr. Tetzlaff is an attorney at law and principal of Tetzlaff Law Offices, LLC. He was previously of counsel to the law firm of Ungaretti & Harris LLP from 2005 to 2012. He has also been a partner at other law firms where he served as the Managing Partner of one firm’s Chicago office and as a member of another firm’s Executive Committee. He served as General Counsel of Tenneco, Inc., a large publicly traded oil and gas company from 1992 to 1999 and General Counsel for Peoples Energy Corporation, a large publicly traded diversified energy company from 2003 to 2006. Mr. Tetzlaff has also served as Chairman of the Board of a large Chicago civic organization. The Board has concluded that Mr. Tetzlaff’s experience adds invaluable and extensive business experience as well as an in-depth understanding of legal issues that have affected or may affect the Company.

Until his resignation effective April 18, 2020, Peter E. Thieriot had served on the Board since 2001. He is currently the Managing Member of Elk Mountain Holdings, a Delaware LLC and a privately owned land and livestock company. He has served in that capacity since 2006 and from 1993 to 2006 for its predecessor company, Elk Mountain Ranch Company, LLC. Mr. Thieriot possesses extensive and diverse experience having served in numerous capacities for The Chronicle Publishing Company (“The Chronicle”), a closely held, family, national media company. His roles have included President, Vice President, Publisher and Station Manager for newspapers and television stations owned by The Chronicle. Over the years, Mr. Thieriot has served as a director or trustee for numerous cultural, civic and other types of non-profit organizations as well as serving as a director of The Chronicle from 1977 to 1993. Prior to his resignation, the Board had concluded that Mr. Thieriot’s diverse experience in various industries, including The Chronicle, adds a unique perspective to many of the issues and tasks that are the responsibility of the Company’s Board.

Until his resignation effective April 18, 2020, Darrell M. Trent had served on the Board since 1997. Mr. Trent has served as Chairman of the Board of Directors and Chief Executive Officer of Acton Development Company, Inc., a privately held real estate development and property management company since 1988. Mr. Trent was also Chairman of the Board and Chief Executive Officer of Clean Earth Technologies, Inc., an environmental management venture from 1992 to 1994. Mr. Trent took a leave of absence for part of 2003 to serve as a volunteer with the Coalition Provisional Authority in Iraq. Mr. Trent, a former U.S. Undersecretary of Transportation, was in Iraq to oversee the re-creation of Iraq’s Ministry of Transportation. Prior to his resignation, the Board had concluded that Mr. Trent brings invaluable and extensive business experience in real estate development, a segment of the economy that directly impacts the Company’s Construction Materials segment business as well as affecting other products offered by the Company. He also provides a unique insider’s experience with the federal government.

Until his resignation effective November 18, 2019, Thomas H. Carmody had served on the Board since 1994. Mr. Carmody is the Chief Executive Officer of Summit International, LLC, a sports marketing and distribution company he founded in 1999. He has also served as the Chairman of the Board of Ameridream, a charitable organization providing housing down payment assistance for qualifying individuals, since 2003. Mr. Carmody has also served as Vice President of U.S. Operations and Vice President of the Sports Division of Reebok International, Ltd., a publicly traded footwear, apparel and fitness company. Prior to his resignation, the Board had concluded that Mr. Carmody adds invaluable and extensive marketing and business experience, as well as adding an entrepreneurial approach to situations that the Company has faced or may face in the future.

Family Relationships

James G. Gidwitz and Ralph W. Gidwitz are cousins. Steve Gidwitz and Scott Gidwitz are both nephews of James G. Gidwitz. James G. Gidwitz, together with his siblings and all descendants, and Ralph W. Gidwitz, together with all descendants, including those of their deceased sibling, are herein referred to as the “Gidwitz Family.”

Code of Ethics

In furtherance of its corporate governance responsibilities, during April 2004, the Board adopted a formal Code of Ethics for the Chief Executive Officer and Senior Financial Officers and a formal General Code of Business Conduct and Ethics which is intended to provide guidelines regarding the actions of all of the Company’s directors, officers and employees. A copy of the Code of Ethics for the Chief Executive Officer and Senior Financial Officers, as well as the Code of Business Conduct and Ethics, are available free of charge at the Company’s website at www.continental-materials.com in the Investors section. Should an amendment to or a waiver from the provisions of the Code of Ethics for the Chief Executive Officer and Senior Financial Officers that apply to its executive officers occur, the Company intends to satisfy the disclosure requirements by posting such information on its website at www.continental-materials.com.

Audit Committee

The Board has established an Audit Committee in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Thomas H. Carmody was, until his resignation effective November 18, 2019, and Peter E. Thieriot and Darrell M. Trent were, until their resignations effective April 18, 2020, the only members of the Audit Committee. After Messrs. Thieriot’s and Trent’s resignations, the Board elected Scott Gidwitz, effective April 20, 2020, as the sole member of the Audit Committee pursuant to an exemption from the NYSE American requirement that the Audit Committee include only directors whom have been affirmatively determined to be independent as defined by the NYSE American corporate governance rules. The Board had determined that, until his resignation effective April 18, 2020, Mr. Thieriot qualified as an "audit committee financial expert" as defined by the Securities and Exchange Commission. Since Mr. Thieriot’s resignation, the Board has determined it does not have such an “audit committee financial expert” serving on the Audit Committee because the Nominating Committee has had insufficient time since Mr. Thieriot’s resignation on April 18, 2020, to identify and interview potential director candidates who would be qualified to serve in that role.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act generally requires the Company’s directors, executive officers and owners of more than 10% of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission (the “Commission”) reports of beneficial ownership and changes in ownership, on Forms 3, 4 and 5, generally within two business days of the date of a purchase or sale transaction. Such officers, directors and 10% owners are required by Commission regulations to furnish to the Company copies of all Section 16(a) reports that they file. To the Company’s knowledge, based solely on review of copies of such reports furnished to the Company and representations that no other reports were required to be filed during the fiscal year ended December 28, 2019, all executive officers, directors and 10% owners of the Company complied with the Section 16(a) filing requirements during fiscal year 2019.

Executive Officers and Qualifications

Name	Positions and Offices; Term of Office	Age
James G. Gidwitz	Chairman and Chief Executive Officer (since 1983)	73
Ryan M. Sullivan	President and Chief Operating Officer (since 2018)	46
Paul A. Ainsworth	Vice President, Chief Financial Officer and Secretary (since 2018)	49

Please see above, under ‘Board Composition and Qualifications’, for Mr. Gidwitz’s background and qualifications.

Ryan M. Sullivan has served as the President and Chief Operating Officer of the Company since 2018. Mr. Sullivan has over twenty years of professional engineering experience in manufacturing operations and other industries. From 2017 until joining the Company, Mr. Sullivan served as the North American President and Managing Director of Kingspan Insulation LLC, a manufacturer of energy efficiency and moisture management products. Prior to Kingspan Insulation LLC, from 2004 until 2016, Mr. Sullivan was with James Hardie Building Products, Inc., a manufacturer of fiber-cement building materials for new home construction projects and home remodeling. At James Hardie Building Products, Inc., Mr. Sullivan held various management positions including serving as the President of the North America division from 2015 until 2016, the Executive General Manager, Southern Division from 2013 until 2015 and the General Manager, ColorPlus Business Unit from 2011 until 2013. Mr. Sullivan graduated from Carnegie Mellon in 1995 earning a Bachelor’s of Science in Mechanical Engineering. He also earned a Master of Science in Electrical Engineering in 1999 and a Master of Business Administration in 2004 from the University of Pittsburgh.

Paul A. Ainsworth has served as Vice President, Chief Financial Officer and Secretary of the Company since 2018. Mr. Ainsworth has over twenty years of professional finance and accounting experience in manufacturing operations and other industries. From 2014 until he joined the Company, Mr. Ainsworth served as the Chief Financial Officer of Precision Holding LLC, an engineering group providing precision machining services to the oil and gas, rail, armaments, and heavy-duty engine sectors. Prior to his role at Precision Holding LLC, Mr. Ainsworth was the Chief Financial Officer and President of MD SolarSciences Corp., a manufacturer of luxury skincare products. Mr. Ainsworth has also served as Vice President of Corporate Development at HomeServe PLC, a public marketer of consumer warranty products, and as an Investment Director at Barclays Bank PLC. Mr. Ainsworth spent nearly 10 years as a Senior Manager and Director of Arthur Andersen LLP. Ainsworth earned his B.S. in Molecular Biology and Biochemistry from Durham University in Durham, United Kingdom in 1992 and became a Chartered Accountant, the British equivalent of a CPA, in 1996. In 1998 he earned his Securities and Investments Diploma from the Securities Institute, the British equivalent of a CFA, in 1999 he earned his Advanced Corporate Finance Diploma from INSEAD, and was awarded the Business and Finance Professional qualification in 2019. He has been a member of the AICPA since 2013.

Item 11. EXECUTIVE COMPENSATION

EXECUTIVE SUMMARY COMPENSATION TABLE

The following table summarizes the compensation of the Company’s principal executive officer and its other named executive officers for 2019 and 2018. The amounts shown include all compensation for services to the Company and its subsidiaries in all capacities.

Name and				Stock	Option	All Other
Principal Position	Year	Salary	Bonus	Awards (1)	Awards (2)	Compensation (3)	Total
James G. Gidwitz	2019	$602,500	75,000	-	645,587	27,731	$1,350,818
Chairman and Chief	2018	595,500	-	-	-	53,941	649,441
Executive Officer
Ryan M. Sullivan	2019	334,077	170,000	1,388,050	645,587	37,290	2,575,004
President and Chief	2018	168,541	138,462	-	-	51,669	358,672
Operating Officer
Paul A. Ainsworth	2019	292,500	85,000	-	239,181	25,774	642,455
Vice President and	2018	60,741	39,462	-	-	1,500	101,703
Chief Financial Officer

(1)	For Mr. Sullivan, represents the grant date fair value of 85,000 units of Phantom Equity granted under the VCIP. Refer to footnote 22 ‘Fair Value Measurement’ to the financial statements included in Item 8 of this Annual Report regarding the assumptions made in the valuation of such units of Phantom Equity.

(2)	For each of Mr. Gidwitz and Mr. Sullivan, represents the grant date fair value of 85,000 units of Phantom Equity Appreciation Rights granted under the VCIP. For Mr. Ainsworth, represents the grant date fair value of 34,000 units of Phantom Equity Appreciation Rights granted under the VCIP. Refer to footnote 22 ‘Fair Value Measurement’ to the financial statements included in Item 8 of this Annual Report regarding the assumptions made in the valuation of such units of Phantom Equity Appreciation Rights.

(3)	All Other Compensation includes other compensation not required to be included in any other column. The items comprised by these totals are set forth in the following table:

Name	Year	Contributions to 401(k) Plan	Contributions to Supplemental Profit Sharing Plan (1)	Company Provided Auto or Auto Allowance (2)	Total
James G. Gidwitz	2019	$11,200	16,531	-	27,731
	2018	8,250	13,200	$32,491	53,941

Ryan M. Sullivan	2019	11,200	11,690	14,400	37,290
	2018	-	43,269	8,400	51,669

Paul A. Ainsworth	2019	11,200	5,874	8,700	25,774
	2018	-	-	1,500	1,500

(1)	The contributions made to Mr. Sullivan of $43,269 relate to the 2018 year but were paid into the Supplemental Profit Sharing Plan in March 2019

(2)	The amounts paid to Mr. Gidwitz represent payments to him from which he, in turn, reimbursed the Company for the annual amount expended for the leased cars, and, the 2018, the amount includes a gross-up for taxes of $14,393.

NARRATIVE DISCLOSURE OF EXECUTIVE COMPENSATION

Compensation Committee Governance and Compensation Philosophy

The Compensation Committee makes recommendations to the Board concerning compensation for the named executive officers and determines compensation for other officers. The Compensation Committee also oversees benefit plans in which the named executive officers participate.

The Company believes that executive compensation should be closely linked to corporate performance. Accordingly, in years in which performance goals are achieved or exceeded, executive compensation should be higher than in years in which the performance is below expectations. At the same time, the Compensation Committee is cognizant of its need to offer compensation that is competitive. By providing the opportunity for compensation that is comparable to the levels offered by other similarly situated companies, the Company is able to attract and retain key executives. The Compensation Committee regularly reviews the Company’s compensation programs to ensure that pay levels and incentive opportunities are competitive and reflect the performance of the Company. The Committee periodically engages an independent compensation consulting firm to assist it in determining the competitiveness of the Company’s overall compensation structure. Compensation is reviewed from a base salary standpoint as well as considering the total compensation package received by each executive. A written report of the conclusions of the independent compensation consulting firm is provided to management and the Compensation Committee. In years that compensation is not reviewed by an independent compensation consultant, the Compensation Committee tends to consider the consumer price index as a benchmark for base salary increases.

Compensation Program Components

To achieve its compensation goals, the executive compensation program consists primarily of the following components:

•	base salary;
•	short term cash bonus;
•	long term value creation plan;
•	defined contribution profit sharing plan; and
•	perquisites and other benefits.

All components are reviewed annually, individually and in the aggregate, considering corporate performance and individual initiative and performance. While each component is discussed in more detail below, the Compensation Committee considers base salaries commensurate with those paid by companies of similar size and complexity, while providing the named executive officers with the ability to receive a significant portion of their total compensation through the Company’s bonus program, which is contingent on meeting corporate and personal performance goals related to the Company’s operations. This places a large percentage of their compensation at risk while more closely aligning their interests with the interests of the Company’s stockholders. The employee benefits and perquisites offered by the Company have generally been established in response to competitive offerings and also with the goal of enabling the executives to focus on their job duties. As noted above, the Compensation Committee considers the written report from the independent compensation consulting firm in years when a formal review is performed although the recommendations of the Chief Executive Officer and the Compensation Committee’s own discretion are the primary considerations in establishing both the base salaries and total compensation packages for the executives.

Base Salaries

Base salaries are used to provide annual cash income to executives to compensate them for services rendered during the fiscal year. The Compensation Committee establishes salaries annually based on a review of each officer’s individual responsibilities, performance and through comparisons with companies of similar size and complexity. Officer salaries are typically reviewed and adjusted each year at the Compensation Committee’s meeting in either March or May. The Compensation Committee awarded salary increases of $15,000 to the Chief Executive Officer, $20,000 to the Chief Operating Officer and $15,000 to the Chief Financial Officer, all with effect from July 1, 2019. The last independent compensation review commissioned by the Committee was delivered to the Company in April 2019 and included a formal review of the base salaries and total compensation levels of three management personnel at the Company.

Cash Bonuses

The annual bonus program is intended to provide an opportunity to receive additional cash compensation but only if it is earned through achievement of specified performance goals. At the beginning of each year, the Compensation Committee establishes the annual target goals for earnings and return on net investment considering the Company’s annual business plan and the Company’s prior year’s performance. In this context, “return on net investment” is defined as earnings before interest and income taxes as a percentage of the sum of the average shareholders’ equity plus the average funded debt for the year. Other Company-wide goals and personal goals may also be considered to the extent these goals further the objectives of the Company. The Committee relies primarily on mathematical formulae in calculating the portion of the bonuses to be granted related to the goals established for earnings and return on net investment. The level of achievement of personal goals, if considered, is more subjective and is often based on the successful achievement of certain transactions or other goals which may be measured by the Committee on a discretionary, non-quantifiable basis. The Committee also considers the Company’s liquidity and capital resources. The Committee believes that these performance measures serve to align the interests of executives with the interests of stockholders.

Under the bonus program effective for 2019, the bonus criteria were weighted as follows: earnings goal – 60%; return on net investment goal – 40%. The three executives were eligible to earn bonus awards as a percentage of their base salaries as follows:

Name	Threshold	Target	Maximum
James G. Gidwitz	30%	60%	120%
Ryan M. Sullivan	30%	60%	120%
Paul A. Ainsworth	30%	60%	120%

To illustrate hypothetically by way of example, assuming achievement of the threshold level for the earnings goal and target level on the net investment goal, Mr. Gidwitz’ bonus would be calculated as follows: 30% x 60%, or 18% awarded for the earnings performance and 60% x 40%, or 24%, for the net investment goal. This would yield a total award of 42% of Mr. Gidwitz’s 2019 base salary.

The Committee’s policy and belief is that eligible employees should have a reasonable likelihood of achieving the target level of performance such that, over time, the bonuses paid should be at or near the target level. In early 2020, the Committee reviewed the Company’s performance against the established targets for earnings and for the percentage return on net investment for the prior year and concluded that the return on net investment goal and the earnings goal targets were not met. As calculated under the formula, the Committee awarded no bonus to Mr. Gidwitz, Mr. Sullivan or Mr. Ainsworth.

During the year, the Committee approved discretionary bonuses relating to exceptional personal performance of $75,000 to Mr. Gidwitz, $170,000 to Mr. Sullivan and $85,000 to Mr. Ainsworth.

Long Term Value Creation Plan

The Company adopted the Continental Materials Corporation Value Creation Incentive Plan (“VCIP”) effective July 1, 2019. The VCIP is designed to attract and retain key management personnel by providing an incentive and reward for selected executive officers and employees of the Company. The VCIP involves only the payment of cash, not the issuance of common stock, based on value of the Phantom Equity or Phantom Equity Appreciation Rights (“PE” or “PEAR”s, respectively) of the Company, over a certain period of time. The awards vest over a period of four or five years and are payable over a three-year period following vesting.

The Committee sets the entry valuation level for the PEARs, based on a combination of the average stock price for the Company in the 30 days following the end of the fiscal year and the enterprise value of the Company’s future cash flows, conducted by an independent financial advisor annually.

With effect from July 1, 2019, the Committee awarded Phantom Equity Appreciation Rights with an entry price of $15.56/unit as follows:

Mr. Gidwitz 85,000 units with a five year ratable vesting period

Mr. Sullivan 85,000 units with a five year ratable vesting period

Mr. Ainsworth 34,000 units with a four year ratable vesting period

With effect from July 1, 2019, the Committee awarded Phantom Equity as follows:

Mr. Sullivan 85,000 units with four year ratable vesting period

Profit Sharing Plan, Benefits and Perquisites

The named executive officers participate in each of the benefit plans or arrangements that are made available to all salaried employees generally, including health club allowances, cell phone reimbursement, medical and dental benefits, disability insurance, and the profit sharing plan, which is qualified under Internal Revenue Code Section 401(k). The Compensation Committee considers all of these plans and benefits when reviewing total compensation of the named executive officers. With respect to life insurance, the named executive officers also receive coverage of three and a half times their salaries to a maximum of $650,000. The premium associated with this coverage is added to the individual’s taxable wages. Life insurance in excess of those amounts is at the discretion of the employee and the associated premiums are paid by the employee. Prior to and including fiscal year 2018, any employee whose compensation is in excess of the amount eligible for the Company’s matching contribution to the profit sharing plan, as established by the Internal Revenue Service, participated in an unfunded supplemental profit sharing plan (the “Supplemental Plan”) as described in more detail below. As described below, the Supplemental Plan was ‘frozen’ to new credits in lieu of Company profit sharing contributions at the end of 2018, and the Compensation Committee determined for fiscal year 2019 to replace such credits to the Supplemental Plan with an annually-determined, unfunded discretionary credit to the named executive officers’ accounts under the Company’s Deferred Compensation Plan (described below).

The Company provides a company-leased car to Mr. Gidwitz for his use. An annual payment is made to him and included in his individual taxable wages, which is used to reimburse the Company for the lease expense incurred for the year. This payment, which is included in All Other Compensation, is grossed up for the related taxes. In providing the leased car to Mr. Gidwitz, the Compensation Committee considered the frequency that he found it necessary to work outside of normal business hours when other forms of transportation were less available or convenient. Mr. Sullivan and Mr. Ainsworth received a car allowance in lieu of a company-leased car.

The Company has, on occasion, provided the named executive officers with an insignificant amount of tax or legal services. During 2019, no such services were incurred by any of the named officers. The Company does not provide any other perquisites to the named executive officers such as country club memberships or personal travel.

Stock Option and Long-Term Equity Plans

There are no equity compensation plans, whether approved by security holders or not, existing as of December 28, 2019 related to the named executive officers. The Compensation Committee believes that equity compensation plans are not a necessary component of executive compensation at the present time due to the number of shares currently held by affiliates of the Company and the limited market liquidity for the Company’s Common Stock.

The Committee further believes that the implementation of the VCIP (noted above) provides a long term incentive for executive officers to be aligned with the shareholders of the Company.

Retirement Benefits

Profit Sharing Plan: The Company has a contributory profit sharing retirement plan qualified pursuant to Internal Revenue Code Section 401(k) for the benefit of qualifying employees, including the named executives. Company contributions, if any, are determined at the discretion of the Compensation Committee together with management after the review of all the relevant factors, primarily profitability, at year-end.

Unfunded Supplemental Profit Sharing Plan: The Company also maintains the Supplemental Plan for salaried employees which enables the Company to pay to any person whose contribution to the Profit Sharing Plan has been restricted as a result of the limitations imposed by Section 401 of the Internal Revenue Code, an amount equal to the difference between the amount the person would have received as Company matching contributions to his/her account under the Profit Sharing Plan had there been no limitations and the amount the person will actually receive under the Profit Sharing Plan giving effect to the limitations. Qualifying employees can elect to defer receipt of a portion of their compensation, which is treated as an unfunded obligation of the Company under the Plan.

The Supplemental Plan provides for the employees’ balances to be credited or charged with a gain or loss determined by applying the same rate of return to the deferred balances as the employees realized on their Profit Sharing Plan investments.

The Supplemental Plan is unfunded and amounts owed to the employees covered thereby are considered to be general obligations of the Company. The Supplemental Plan was ‘frozen’, and participants’ accounts ceased to accrue new credits in lieu of matching contributions from the Company, on December 31, 2018, but participants’ existing balances under the Supplemental Plan at the time of such freeze have continued and will continue to be credited or charged with gain or loss in reference to the participants’ respective deferred balances under their Profit Sharing Plan investments.

Deferred Compensation Plan: On January 1, 2019, the Company established a Deferred Compensation Plan for qualified employees that enables the Company to credit the participants’ deferred compensation account on a discretionary basis in accordance with Section 409A of the Internal Revenue Code and the regulations promulgated thereunder. In addition, qualifying employees can elect to defer receipt of a portion of their compensation, which is treated as an unfunded obligation of the Company under the Plan.

The Deferred Compensation Plan provides for the employees’ balances to be credited or charged with a gain or loss determined by applying the same rate of return to the deferred balances as the employees realized on their Profit Sharing Plan investments. The Deferred Compensation Plan is unfunded and amounts owed to the employees covered thereby are considered to be general obligations of the Company.

OUTSTANDING EQUITY AWARDS AT DECEMBER 28, 2019

	Option awards			Stock awards
Name	Number of securities underlying unexercised options (#) unexercisable (1)	Option exercise price ($) (2)	Option expiration date	Number of shares or units of stock that have not vested (#) (3)	Market value of shares of units of stock that have not vested ($) (4)
James G. Gidwitz	85,000	$15.56	n/a	-	-
Ryan M. Sullivan	85,000	$15.56	n/a	85,000	$637,500
Paul A. Ainsworth	34,000	$15.56	n/a	-	-

(1)	For each named executive officer, awards reported are units of Phantom Equity Appreciation Rights (PEARs) under the VCIP. Mr. Gidwitz’s 85,000 units and Mr. Sullivan’s 85,000 units vest ratably over five years from the grant date (7/1/2019). Mr. Ainsworth’s 34,000 units vest ratably over four years from the grant date (7/1/2019). PEARs are not exercisable at the respective executive’s discretion but, instead, are payable over a three-year period following vesting.

(2)	Represents the entry price for the respective award of PEARs under the VCIP.

(3)	Mr. Sullivan’s awards reported are units of Phantom Equity under the VCIP and vest ratably over four years from the grant date (7/1/2019).

(4)	Phantom Equity under the VCIP valued at a per-unit price equal to the closing price of $7.50 per share of Common Stock on December 28, 2019.

Equity Compensation Plans

The Company has no equity compensation plans for its employees, whether approved by security holders or not, existing as of December 29, 2018; however effective December 30, 2010, the 2010 Non-Employee Directors Stock Plan was established after being approved by a majority of the security holders. The principal features of the plan are described below.

DIRECTOR COMPENSATION

The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended December 28, 2019. The Company does not currently compensate the Board members except as discussed below.

Name (1)	Total Fees Earned or Paid in Cash (2)	Total Fees Earned or Paid in Stock (3)	Total
Thomas H. Carmody	9,750	62,970	$72,720
Ralph W. Gidwitz	30,250	84,218	114,468
Theodore R. Tetzlaff	39,250	84,218	123,468
Peter E. Thieriot	40,000	84,218	124,218
Darrell M. Trent	39,250	84,218	123,468
Steve Gidwitz	30,250	84,218	114,468
Scott Gidwitz	30,250	84,218	114,468

(1)	James G. Gidwitz, Chief Executive Officer and Chairman of the Board, is not included in this table as he is an employee of the Company and receives no additional compensation for his service as director. Mr. Gidwitz’s compensation is shown in the above Executive Summary Compensation Table.

(2)	None of the directors received perquisites or other personal benefits.

(3)	Represents 3,000 shares at $20.99 per share issued February 7th, 2019 and 2,833 shares at $7.50 per share issued December 13th, 2019.

The Board’s policy is to pay each director who is not an officer or employee of the Company an annual retainer (as described below) plus the following fees:

•	$750 for each Board meeting attended;
•	$750 for each committee meeting attended;
•	$6,000 Audit Committee chair retainer fee; and
•	$3,000 retainer fee for all other committee chairs.

In December 2010, the holders of shares representing a majority of the voting power of the Common Stock gave their written consent to a resolution by the Company’s Board of Directors adopting the Company’s Non-Employee Director Stock Plan (the “Plan”), pursuant to which the non-employee directors of the Company receive their annual base retainer payment in the form of Common Stock, instead of cash. Notice of this resolution was sent to all shareholders by the mailing of a copy of the “Information Statement Pursuant to Section 14 of the Securities Exchange Act of 1934 and Regulation 14C and Schedule 14C Thereunder” together with a cover letter on December 10, 2010. The Plan, which became effective December 30th, 2010, reserved 150,000 treasury shares as the maximum number of shares that could be issued under the Plan.

In March 2019, the Compensation Committee approved a grant of 3,000 shares of Common Stock to each qualifying director for 2019 service. The grant date was set as February 7th, 2019. The fair market value of this grant, determined by reference to the closing price of the Common Stock as quoted on the NYSE American exchange as of February 7th, 2019, was $62,970.

In December 2019, the Compensation Committee approved an additional grant of 2,833 shares of Common Stock to each qualifying director for 2020 service. The grant date was set as December 13th, 2019. The fair market value of this grant, determined by reference to the closing price of the Common Stock as quoted on the NYSE American exchange as of December 13th, 2019, was $21,248. A total of 2 shares remain available for issuance under the Plan.

In December 2019 the Compensation Committee also approved an additional cash bonus of $25,000 to each qualifying director and a $50,000 annual cash supplemental retainer, to be paid quarterly, commencing in 2020.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RESLATED STOCKHOLDER MATTERS

The following information is furnished as to the Common Stock of the Company owned beneficially as of April 20, 2020 by (i) each director, (ii) the named executive officers, (iii) directors and named executive officers as a group, and (iv) persons that have reported beneficial ownership of more than 5% of the Common Stock.

Name and Address of Beneficial Owner	No. of Shares		Percent of Class (1)
Bee Street Holding LLC	1,494,511	(2)	89.2%
James G. Gidwitz	1,494,511	(3)	89.2%
Nancy Gidwitz	1,494,511	(3)	89.2%
Scott Gidwitz	1,494,511	(3)	89.2%
Steven B. Gidwitz	1,494,511	(3)	89.2%
Ralph W. Gidwitz	1,494,511	(3)	89.2%
Theodore R. Tetzlaff	0		0.0%
Paul Ainsworth	0		0.0%
Ryan Sullivan	0		0.0%

All directors and named officers as a group (includes 7 persons)	1,494,511		89.2%

(1)	Calculations are based on 1,675,484 shares of Common Stock outstanding as of April 20, 2020.

(2)	Bee Street has pledged all of its shares of Common Stock on customary terms as security for its revolving credit facility with Wintrust Bank, N.A.

(3)	Includes the 1,494,511 Shares owned by Bee Street. Beneficial ownership of such shares is disclaimed except to the extent of such person’s authority as a member of the board of managers of Bee Street, which authority and such reporting person’s capacity as a member of the board of managers is subject to the terms and provisions of the limited liability company agreement of Bee Street, as it may be amended from time to time. The board of managers of Bee Street has sole voting power and sole dispositive power with respect to the Shares which Bee Street owns. The members of the board of managers of Bee Street are James G. Gidwitz, Nancy Gidwitz, Ralph W. Gidwitz, Steven B. Gidwitz and Scott Gidwitz, none of whom has any individual voting power or dispositive power with respect to the Shares owned by Bee Street.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Bee Street, itself controlled by the Gidwitz Family, is the parent company of the Company and owns approximately 89.2% of the voting securities of the Company. As affiliates, Bee Street and the Company are insured under a joint program of directors and officers insurance. At the commencement of such joint program, Bee Street prepaid in full the entire incremental annual premium of approximately $130,000 in connection with such joint program of insurance.

The Company has historically purchased insurance coverage for workers’ compensation, property and excess liability with another company controlled by the Gidwitz Family to minimize insurance costs and to obtain other more favorable terms. The cost of such insurance is allocated based upon a formula that considers, among other things, nature of risk, loss history and size of operations. From time to time, the Company will advance payments to the insurance carriers on behalf of the other company. The Company invoices the other company its respective share of each payment. This arrangement ended in March 2019. In the period since the beginning of fiscal year 2018, the other company generally paid its respective share within thirty days of the date the Company invoiced them.

The Company leases office space at 440 South LaSalle Street, Chicago, Illinois that is used as its corporate headquarters. In the period since the beginning of fiscal year 2018, the Company subleased some of the office space to two companies controlled by the Gidwitz Family as well as one of the Company’s directors. The office address of Bee Street, the Company’s largest stockholder, is in care of one of those companies. The lease expense is allocated using a formula based primarily upon the square footage occupied by each of the tenants. Common space within the office is allocated based upon the ratio of the square footage occupied by each of the tenants to the total square footage under lease. In management’s opinion, the Company participation in this lease arrangement has resulted in its ability to lease space at more favorable rates than had it sought to lease a smaller space on its own.

Theodore R. Tetzlaff has served as a director of the Company since 1981. Mr. Tetzlaff formed Tetzlaff Law Offices, LLC in April 2012 and has been engaged to represent the Company in various legal matters since that time. In fiscal years 2018 and 2019, Tetzlaff Law Offices represented the Company in its lawsuit against Valco, Inc. seeking, among other things, to rescind its Pueblo, Colorado sand and gravel lease. The suit against Valco, Inc. was settled in October 2019. During 2018 and 2019 fiscal years, the Company was billed approximately $474,000 and $826,000 respectively for services provided by Tetzlaff Law Offices, LLC.

Director Independence

Under NYSE American rules, no director qualifies as independent until the Board makes an affirmative determination to that effect. In making this determination, the Board must affirmatively conclude that the director does not have a material relationship with the Company that would interfere with the exercise of his or her independent judgment in carrying out the responsibilities of a director. The Board considers, among other factors: (a) the director’s current and historic relationships with the Company and its competitors, suppliers, customers and auditors, including compensation directly or indirectly paid to the director; (b) the director’s professional and family relationships with management and other directors; and (c) the relationships that the director’s current and former employers may have with the Company.

The Company qualifies as a “controlled company” under the NYSE American corporate governance listing standards because more than 50% of the voting power is held by Bee Street, itself controlled by the Gidwitz Family, and the Company has elected controlled company status.

As a controlled company, the Company is exempted from certain rules otherwise applicable to companies whose securities are listed on NYSE American stock exchange, including: (a) the requirement that the Company have a majority of independent directors; (b) the requirement that nominations to the Company’s Board be either selected or recommended by a nominating committee consisting solely of independent directors; and (c) the requirement that the Company’s officers’ compensation be either determined or recommended by a compensation committee consisting solely of independent directors. In reliance on the exemption for controlled companies, Steve Gidwitz and Ralph Gidwitz are, and Theodore Tetzlaff has been, members of the Compensation Committee, and Steve Gidwitz and Scott Gidwitz are members of the Nominating Committee, but have not been affirmatively determined to be independent as defined by the NYSE American corporate governance rules.

The Board had affirmatively determined that Thomas H. Carmody was, until his resignation effective November 18, 2019, and Peter E. Thieriot and Darrell M. Trent were, until their resignations effective April 18, 2020, independent directors as defined by the NYSE American corporate governance rules. After Messrs. Thieriot’s and Trent’s resignations, the Board elected Scott Gidwitz, effective April 20, 2020, as the sole member of the Audit Committee pursuant to an exemption from the NYSE American requirement that the Audit Committee include only directors whom have been affirmatively determined to be independent as defined by the NYSE American corporate governance rules. Mr. Gidwitz is a member and board member of Bee Street, our largest shareholder, and the nephew of James Gidwitz, our Chairman and Chief Executive Officer. Because of those relationships, the Board has not affirmatively determined that Scott Gidwitz is independent as defined by the NYSE American corporate governance standards. Nevertheless, the Board determined, under the exceptional and limited circumstances arising from Messrs. Thieriot’s and Trent’s resignations, that Mr. Gidwitz’s membership on the Audit Committee is required by the best interests of the Company and its shareholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for services performed by BKD and related expenses for the 2019 and 2018 fiscal years were as follows:

	2019	2018
Audit Fees (1)	$587,817	$408,642
Audit Related Fees (2)	40,750	34,037
Tax Fees (3)	98,260	43,560
All Other Fees (4)	—	—
Total	$726,827	$486,239

(1)	Consists of fees for the audit of our financial statements and the review of the financial statements included in the quarterly reports on Form 10-Q and the provision of attestation services in connection with statutory and regulatory filings or engagements.

(2)	Consists of fees for services relating to the audit of the consolidated annual financial statements including discussions of topics initiated by management.

(3)	Consists of fees for services related to tax compliance, tax advice and tax planning.

(4)	There were no fees incurred during either 2019 or 2018 that would be classified in the All Other Fees category.

In accordance with the applicable rules of the Commission, the Audit Committee has established policies and procedures for pre-approval of all audit and permitted non-audit services to be provided by its independent registered public accounting firm. The Audit Committee must separately pre-approve the engagement of the independent registered public accounting firm to audit the Company’s consolidated financial statements. The Audit Committee has established a pre-approval policy for engaging the independent registered public accounting firm for other audit and permissible non-audit services. Under the policy, the Audit Committee has specified audit, audit-related, tax and regulatory services that may be performed by the independent registered public accounting firm. The engagement for those services specified in the policy requires the further, separate pre-approval of the Chairman of the Audit Committee or the entire Audit Committee, if specific dollar thresholds set forth in the policy are exceeded. Services not specified in the policy will require separate pre-approval by the Audit Committee. The audit, audit-related, tax and other services provided by BKD in 2019 and 2018, described above, were all approved by the Audit Committee in accordance with this policy.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit 31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and Rule 13a-14(d)/15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
Exhibit 31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and Rule 13a-14(d)/15d-14(d) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION
Registrant

By:	/S/Paul Ainsworth
Paul Ainsworth, Vice President, Secretary and Chief Financial Officer

Date: April 27, 2020