Form 10-Q
period 2020-03-28
CONTINENTAL MATERIALS CORP
filed 2020-05-11
CIK 24104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.25 par value, shares outstanding at May 1, 2020: 1,671,304.

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 28, 2020 AND DECEMBER 28, 2019

(000’s omitted except share data)

	MARCH 28, 2020	DECEMBER 28,
	(Unaudited)	2019
ASSETS
Current assets:
Cash and cash equivalents	$4,596	$178
Receivables, net of allowance of $634 and $494	18,138	21,555
Receivable for insured losses	1,033	911
Inventories
Finished goods	7,372	6,419
Work in process	1,014	1,061
Raw materials and supplies	7,961	6,473
Prepaid expenses	1,762	2,171
Refundable income taxes	3,807	2,397
Other current assets	111	4,229
Other current assets held for sale	380	896
Total current assets	46,174	46,290

Property, plant and equipment	11,716	12,025

Right-of use assets	4,695	4,978
Goodwill	5,932	5,932
Intangible assets	12,274	12,437
Deferred income taxes	6,755	7,667
Other long-term assets	641	654
	$88,187	$89,983
LIABILITIES
Current liabilities:
Revolving bank loan payable	$—	$800
Accounts payable and accrued expenses	16,155	16,725
Short-term asset retirement obligation	4,181	4,200
Short-term lease liabilities	1,182	1,170
Liability for unpaid claims covered by insurance	1,033	911
Total current liabilities	22,551	23,806

Long-term lease liabilities	3,695	3,991
Long-term compensation liabilities	1,945	1,842
Asset retirement obligation	23,855	23,713
Other long-term liabilities	528	1,442

SHAREHOLDERS’ EQUITY
Common shares, $.25 par value; authorized 3,000,000 shares; issued 2,574,264 shares	643	643
Capital in excess of par value	1,853	1,853
Retained earnings	47,936	47,232
Treasury shares, 898,780 and 860,910 at cost	(14,819)	(14,539)
	35,613	35,189
	$88,187	$89,983

See notes to condensed consolidated financial statements.

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

FOR THE THREE MONTHS ENDED MARCH 28, 2020 AND MARCH 30, 2019

(Unaudited)

(000’s omitted except per-share amounts)

	MARCH 28,	MARCH 30,
	2020	2019

Net sales	$30,845	$22,528

Costs and expenses:
Cost of sales (exclusive of depreciation and amortization)	22,565	17,847
Depreciation and amortization	513	519
Selling and administrative	7,778	6,792
Gain on legal settlement		(15,000)
Gain on disposition of property and equipment	(145)	(5)
	30,711	10,153

Operating income	134	12,375

Interest income	114	149
Interest expense	(101)	(71)
Other income, net	59	13
Income from continuing operations before income taxes	206	12,466
Credit (provision) for income taxes	498	(3,366)
Income from continuing operations	704	9,100
Income from discontinued operations net of income tax provision of $0 and $1,562	—	4,222

Net income	704	13,322

Retained earnings, beginning of period	47,232	61,131

Retained earnings, end of period	$47,936	$74,453

Basic and diluted loss per share:
Income from continuing operations	$0.42	$5.33
Income from discontinued operations	-	2.47
Basic and diluted income per share	$0.42	$7.80
Average shares outstanding	1,685	1,709

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 28, 2020 AND MARCH 30, 2019

(Unaudited)

(000’s omitted)

	MARCH 28,	MARCH 30,
	2020	2019
Net cash provided by continuing operations	$2,955	$11,624
Net cash (used) provided by discontinued operations	—	(15)
Net cash provided by operating activities	2,955	11,609

Investing activities:
Capital expenditures by continuing operations	(26)	(63)
Capital expenditures by discontinued operations	—	(172)
Cash proceeds from sale of discontinued operations	1,918	24,927
Cash proceeds from sale of continuing operations property and equipment	664	5
Net cash provided by investing activities	2,556	24,697

Financing activities:
Borrowings on the revolving bank loan	3,450	4,050
Repayments on the revolving bank loan	(4,250)	(5,450)
Repayments of finance lease obligations	(13)	(10)
Payments to acquire treasury stock	(280)	(69)
Net cash used by financing activities	(1,093)	(1,479)

Net increase in cash and cash equivalents	4,418	34,827
Cash and cash equivalents:
Beginning of period	178	594
End of period	$4,596	$35,421

Supplemental disclosures of cash flow items:
Cash paid during the period for:
Interest, net	$111	$72
Income taxes, net	—	—

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(000’s omitted, except share data)

Three Months ended March 28, 2020
		Common	Capital
	Common	shares	in excess	Retained	Treasury	Treasury
	shares	amount	of par	earnings	shares	shares cost	Total
Balance at December 28, 2019	2,574,264	$643	$1,853	$47,232	860,910	$(14,539)	$35,189
Net income	—	—	—	704	—	—	704
Purchase of treasury shares	—	—	—	—	37,870	(280)	(280)
Balance at March 28, 2020	2,574,264	$643	$1,853	$47,936	898,780	$(14,819)	$35,613

Three Months ended March 30, 2019
		Common	Capital
	Common	shares	in excess	Retained	Treasury	Treasury
	shares	amount	of par	earnings	shares	shares cost	Total
Balance at December 29, 2018	2,574,264	$643	$1,930	$61,131	876,409	$(14,928)	$48,776
Net loss	—	—	—	13,322		—	13,322
Compensation of Board of Directors by issuance of treasury shares	—	—	83	—	(21,000)	358	441
Purchase of treasury shares	—	—	—	—	3,368	(69)	(69)
Balance at March 30, 2019	2,574,264	$643	$2,013	$74,453	858,777	$(14,639)	$62,470

See notes to condensed consolidated financial statements

CONTINENTAL MATERIALS CORPORATION

SECURITIES AND EXCHANGE COMMISSION FORM 10-Q

NOTES TO THE QUARTERLY CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 28, 2020

(Unaudited)

1.    Significant Accounting Policies:

Basis of Presentation:

The unaudited interim condensed consolidated financial statements included herein are prepared pursuant to the Securities and Exchange Commission (the “Commission”) rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnote disclosures normally accompanying the annual consolidated financial statements have been omitted. The condensed consolidated balance sheet of Continental Materials Corporation (the “Company”) as of December 28, 2019 has been derived from the audited consolidated balance sheet of the Company as of that date. The interim condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest annual report on Form 10-K. In the opinion of management, the condensed consolidated financial statements include all adjustments (none of which were other than normal recurring adjustments) necessary for a fair statement of the results for the interim periods and to ensure the financial statements are not misleading. The results of operations for the period are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the 2019 consolidated financial statements to conform to the 2020 presentation. The reclassifications had no effect on the consolidated results of operations, the net decrease in cash or the total assets, liabilities or shareholders’ equity of the Company. During the quarter ended March 30, 2019 the Company sold substantially all of the assets of Transit Mix Concrete Company’s ready-mix business and Daniels sand operation. See Note 15. Accordingly, the operations of these businesses are presented as discontinued operations for all periods presented.

Revenue Recognition:

The Company recognizes revenue in accordance with Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). Sales are recognized when control of the promised goods or services transfers to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company’s payment terms generally range between 30 to 90 days after invoice is billed to the customer. Sales are reported net of sales tax. Shipping and other transportation costs paid by the Company and rebilled to the buyer are recorded gross (as both sales and cost of sales). The Company generally recognizes revenue from the sale of products at the time the products are shipped.

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

The majority of sales within the Door division do not include extended installation components. Most of the sales of MDHI that contain installation are completed within 30 days and contain two specific components, the product and the installation service. The transaction price for these contracts is allocated to each performance obligation based on its stated stand-alone price. Revenue is recognized at a point in time as each performance obligation is completed. The Company does not offer maintenance or service contracts. The acquisition of Fastrac and Serenity in mid-2019 expanded the type of contracts that require analysis under Topic 606 guidelines as these operations may include extended installation services within the contracts. The company negotiates the terms of the contract and prepares a detailed project quote that might include number and type of doors, number and style of hardware, locks, electronic items and estimated installation cost. Contract price for each item of the quote is negotiated and stated in the contract. Modifications are treated as adjustments to an existing contract and are part of the changes in billing invoices. Revenue is recognized as performance obligations, per the contract agreement, are completed. Revenue for product is recognized as shipped. Revenue for installation services is recognized on a percentage of completion method with costs in excess of billings and/or billings in excess of costs being recorded as an asset or liability until recognized. Costs in excess of billings, of approximately  $238,000 and $420,000, are included in Prepaid expenses and retainage on contracts of approximately  $182,000 and $345,000 is included in Receivables on the Consolidated Balance Sheets as of March 28, 2020 and December 28, 2019, respectively.

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

On March 27, 2020 Congress passed the Coronavirus Aid, Relief, and Economic Security Act (the Act). The Act provides various relief for businesses including a temporary five-year NOL carryback for losses incurred in 2018, 2019 and 2020 as well as an NOL deduction of 100% of taxable income for the same years. The current quarter tax provision includes a $541,000 benefit representing the difference between the anticipated tax refund related to the expected NOL carryback and the value of the NOL asset previously included in Deferred income taxes on the Company’s Consolidated Balance Sheet. For state tax purposes, net operating losses can be carried forward for various periods for the states that the Company is required to file in. California Enterprise Zone credits can be used through 2023 while Colorado credits can be carried forward for 7 years. The Company has established a valuation reserve related to a portion of the California Enterprise Zone credit not expected to be utilized prior to expiration.

The Company’s income tax returns are subject to audit by the Internal Revenue Service (the “IRS”) and state tax authorities. The amounts recorded for income taxes reflect the Company’s tax positions based on research and interpretations of complex laws and regulations. The Company accrues liabilities related to uncertain tax positions taken or expected to be taken in its tax returns. The Company did not identify any such uncertain tax positions as of March 28, 2020 or December 28, 2019.

3.    Fair Value Measurements

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

4.   Recently Issued Accounting Pronouncements

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

5.    Seasonality and Current Economic Conditions

Certain products within the Company’s portfolio are seasonal, primarily furnaces and evaporative coolers in the HVAC segment which are sensitive to weather conditions particularly during their respective peak selling seasons. Other products within the HVAC segment, specifically fan-coils and dryer boxes, and Door segment sales are, to a significant extent, dependent on construction activity. Historically, the Company has experienced operating losses during the first quarter and typically improved in the second and third quarters reflecting more favorable weather conditions for legacy products. Fourth quarter results have typically varied based on weather conditions affecting the Company’s discontinued operations as well as in the principal markets for the Company’s heating equipment. The 2019 sale of the Company’s ready-mix and Daniels Sand operations along with the acquisitions completed in 2019 are expected to reduce the seasonality of the Company’s operations.

The first quarter of 2020 has presented significant economic challenges from the effects of COVID-19. The Company cannot reasonably determine what the future impact on revenue, cash flow or earnings from operations will be. Our operations were considered essential and thus far all businesses within the portfolio continue to manufacture and sell product, but we are seeing a slowdown in demand and are anticipating potentially significant impacts through the remainder of 2020.

6.    Earnings Per Share

There is no difference in the calculation of basic and diluted earnings per share (EPS) for the three-month periods ended March 28, 2020 and March 30, 2019 as the Company does not have any dilutive instruments.

7.    Industry Segment Information

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

The following table presents information about reported segments for the three-month periods ended March 28, 2020 and March 30, 2019 along with the items necessary to reconcile the segment information to the totals reported in the financial statements (amounts in thousands):

			Construction	Unallocated	Held for
Three Months ended March 28, 2020	HVAC	Doors	Materials	Corporate	Sale	Total
Revenues from external customers	$23,655	$5,721	$1,470	$—	$—	$30,845
Depreciation and amortization	332	73	48	61	—	513
Operating income (loss)	2,536	79	(636)	(1,845)	—	134
Segment assets	46,250	11,506	7,291	22,760	380	88,187
Capital expenditures (b)	12	14	—	—	—	26

			Construction	Unallocated	Held for
Three Months ended March 30, 2019	HVAC	Doors	Materials	Corporate	Sale	Total
Revenues from external customers	$16,720	$4,242	$1,554	$11	$—	$22,528
Depreciation and amortization	411	43	52	13	—	519
Operating income (loss)	(481)	379	14,044	(1,567)	—	12,375
Segment assets (a)	50,822	14,248	10,463	13,554	896	89,983
Capital expenditures (b)	44	19	—	—	—	63

(a) Segment assets are as of December 28, 2019.
(b) Capital expenditures are presented on the accrual basis of accounting.

There are no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the last annual report.

8.    Fair Value Measurement

The outstanding Phantom Equity (PE) and Phantom Equity Appreciation Rights (PEAR) awards under the Company’s Value Creation Incentive Plan (VCIP; see Note 19) were recorded at fair value using the Black-Scholes option pricing model. There were no PE or PEAR appreciation awards granted during the quarter ended March 28, 2020 or March 30, 2019. The following assumptions were used in determining the fair value of the award liability as of March 28, 2020.

Risk-free interest rate	1.58% - 1.62%
Dividend rate	0.00%
Volatility range	24% - 38%
Weighted average expected term (years)	3.8

The following table is a reconciliation for the PE and PEAR liability measured at fair value using Level 3 unobservable inputs (in thousands):

Balance at December 28, 2019	$496
Awards related to acquired companies	-
Change due to vesting of awards granted	166
Change in fair value measurement of liability	(52)
Balance at March 28, 2020	$610

Contingent consideration was recorded at fair value using a Monte Carlo Simulation model. The following assumptions were used in determining the fair value of contingent consideration at March 28, 2020:

Risk-free interest rate	.09% - 1.6%
Expected term (years)	.18 - 2.33

The following table is a reconciliation for the contingent consideration liability measured at fair value using Level 3 unobservable inputs (in thousands):

Balance at December 28, 2019	$1,482
Contingent consideration granted with acquisitions	-
Change in fair value measurement of liability	120
Balance at March 28, 2020	$1,602

The ARO liabilities were recorded at fair value using an expected present value technique. The following assumptions were used in determining the fair value of the ARO liabilities at March 28, 2020:

Credit adjusted risk-free interest rate	3.66%
Expected term (years)	4.5

9.    Non-Employee Directors Share Based Compensation

The Company issued a total of 16,998 shares to the six  eligible board members effective December 13, 2019 as partial payment for their 2020 retainer fee. The Company issued a total of 21,000 shares to the seven eligible board members effective February 7, 2019 as full payment for their 2019 retainer fee. All shares were issued under the 2010 Non-Employee Directors Stock Plan.

10.    Revolving Bank Loan and Long-Term Debt

The Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) effective March  16,  2020, with the Lenders from time to time party thereto and CIBC Bank USA, as administrative agent. Borrowings under the Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles, certain real estate and the common stock of all of the Company’s subsidiaries. Borrowings under the Credit Agreement bear interest based on a London Interbank Offered Rate (LIBOR) or prime rate based option.

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

o  Minimum EBITDA for the three months ending March 31, 2020 must exceed $(525,000)

o  Minimum EBITDA for the three months ending June 30, 2020 must exceed $265,000

o  The Minimum Fixed Charge Coverage Ratio is not permitted to be below 1.06 to 1.0 for each computation period measured at the end of each fiscal quarter, provided that the Fixed Charge Coverage Ratio shall not be tested if the average daily Excess Availability during the Fiscal Quarter exceeds $5,000,000. A computation period is the nine months ending September 30, 2020 or twelve months for all subsequent fiscal quarters

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

•

EBITDA means, for any Computation Period (or another time period to the extent expressly provided herein), the sum of the following with respect to the Company and its Subsidiaries each as determined in accordance with GAAP:

•	Consolidated Net Income, plus (without duplication) each of the following items to the extent deducted in determining such Consolidated Net Income:
i.	federal, state and other income taxes deducted in the determination of Consolidated Net Income;

ii. interest Expense deducted in the determination of Consolidated Net Income;

ii.	depreciation, depletion and amortization expense deducted in the determination of Consolidated Net Income;

iv.non-recurring fees and costs paid by the Company and its Subsidiaries in respect of the following: (i) fees, expenses (including legal fees and expenses) and due diligence costs associated with Permitted Acquisitions, whether or not consummated; (ii) legal fees and costs associated with the Valco trial preparation; (iii) fees, costs and expenses (including legal fees and expenses) in connection with the amendment and restatement of this agreement and all matters reasonably related thereto; (iv) fees, costs and expenses (including legal fees and expenses) in connection with the purchase of Capital Securities of the Company by Bee Street Holdings LLC or a Subsidiary thereof and transactions and other matters reasonably related thereto; (v) additional fees and costs associated with the exploration of the Hitch Rack Ranch facility in Colorado Springs, Colorado to determine the sustainability for mining and the pursuit of mining permits; and (vi) fees, costs and expenses in connection with reclamation or similar transactions related to the sale of quarry assets;

v.any other non-cash charges and any extraordinary charges deducted in the determination of Consolidated Net Income, including any asset impairment charges (including write downs of goodwill); and

vi.the amount of any earnout or other deferred payment paid in connection with any Permitted Acquisition; minus

•	any gains from Asset Dispositions, any extraordinary gains and any gains from discontinued operations included in the determination of Consolidated Net Income

Outstanding funded revolving debt was zero as of March 28, 2020 compared to $800,000 as of December 28, 2019. The highest balance outstanding during the first three months of 2020 and 2019 was $2,950,000 and $2,200,000, respectively. Average outstanding funded debt was $1,134,000 and $802,000 for the first three months of 2020 and 2019 respectively. At March 28, 2020, the Company had outstanding letters of credit totaling $5,620,000. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the available borrowing capacity exceeded the cash needs of the Company.

Management expects a trend of decreased working capital and decreased cash from continuing operations, relative to fiscal year 2019, may occur over the remainder of fiscal 2020 due to uncertainty of the impact of the COVID-19 coronavirus pandemic and related governmental reaction on economic conditions. Although no assurance can be provided that the Company will obtain forgiveness of the PPP Loan (See note 20) in whole or in part, management currently expects to use the proceeds of the PPP Loan for forgivable purposes in accordance with the CARES Act, and management expects that such proceeds will substantially fund any trend of increased working capital requirements and to offset the decreased cash from continuing operations, relative to fiscal year 2019, that may occur into the second quarter of fiscal 2020.

Management cannot currently predict when the negative impacts on the Company and its businesses related to the COVID-19 coronavirus pandemic and related governmental reaction will end. Although the Company believes that its existing cash balance, anticipated cash flow from continuing operations and available borrowing capacity under the Credit Agreement and the PPP Loan will be sufficient to cover expected cash needs during the remainder of fiscal year 2020, that belief is based on the assumption that negative impacts related to the COVID-19 coronavirus pandemic and related governmental reaction will substantially improve commencing in the second quarter and continuing thereafter.

The Company was not in compliance with the Fixed Coverage Charge Ratio covenant under the Credit Agreement as of December 28, 2019. The lender provided a waiver of the covenant violation for the period ended December 28, 2019. Based on the assumption that negative impacts related to the COVID-19 coronavirus pandemic and related governmental reaction will substantially improve commencing in the second quarter and continuing thereafter, the Company currently expects to be in compliance with all covenants under the Credit Agreement throughout the facility’s remaining term.

11.    Legal Proceedings

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

12.    Other Assets

The Company had previously paid $2,500,000 related to an aggregate property near Colorado Springs. During fiscal year 2019, the Company decided to cease negotiations with the State of Colorado to obtain mining permits for the property. The amount, less $325,000 that was not expected to be recovered, was included in Other current assets in the Consolidated Balance Sheet as of December 28, 2019. The funds were refunded to the Company during the first quarter of 2020.

The Company sold the assets of its ready-mix and Daniels Sand Company operations in the first quarter of 2019. In conjunction with the transaction, certain amounts were held in escrow (see Note 15). Combined escrow amounts of

$2,049,000 were included in Other current assets in the Consolidated Balance Sheet at December 28, 2019. The escrow amounts, less fees and $111,000 still in question, were received by the Company in the first quarter of 2020.

13.    Leases

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

Substantially all of the Company’s leases are considered operating leases. Finance leases were not material for any of the periods presented. The following table displays the undiscounted cash flows related to operating leases along with a reconciliation to the discounted amount recorded on the Consolidated Balance Sheets (amounts in thousands) as of March 28, 2020:

OPERATING
LEASE
LIABILITIES
2020	$1,062
2021	1,389
2022	1,307
2023	761
2024	255
Thereafter	655
Total lease payments	5,429
Less: interest	(552)
Present value of operating lease liabilities	$4,877

Short-term lease cost represents the Company’s cost with respect to leases with a duration of 12 months or less and are not reflected on the Company’s Consolidated Balance Sheet. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Components of lease expense and other information is as follows:

	Three Months ended
	MARCH 28,	MARCH 30,
	2020	2019
Operating lease expense	$356	$529
Short-term lease expense	$215	$203

Weighted-average remaining lease term (years)	4.5	5.5
Weighted-average discount rate	6.0%	6.1%

New leases entered into during the three month periods ended March 28, 2020 and March 30, 2019 were not material.

14.    Settlement Receipt

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

15.    Disposition of Assets

On February 1, 2019, the Company and certain of its subsidiaries sold substantially all of the real property, tangible personal property and executory contracts of Transit Mix Concrete Company’s (TMC) ready-mix business and the operations of Daniels Sand Company (Daniels) to Aggregate Industries — WCR, Inc. (the Buyer), a Colorado corporation for $27,129,000. The purchase price was paid to the Company on February 1, 2019 less certain amounts to be held in escrow, as provided in the Asset Purchase Agreement among the Company parties and the Buyer (Purchase Agreement), to secure the Company’s obligations to pay its working capital adjustment and indemnification obligations under the Purchase Agreement. The escrow also retained amounts to be held pending the subdivision of certain real property to be sold to the Buyer at a subsequent date as included in the Purchase Agreement. Combined escrow amounts of $2,049,000 were included in Other current assets in the Consolidated Balance Sheet at December 28, 2019. The escrow funds, less nominal expenses and $111,000 under dispute, were received by the Company during the first quarter 2020.

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

In the quarter ended March 30, 2019, the Company recorded a $6,508,000 pre-tax gain on the sale of TMC assets. The operations of the ready-mix and Daniels sand businesses were classified as discontinued. General corporate overhead charges were not allocated to discontinued operations. Revenue, expenses and pre-tax income reclassified to discontinued operations were as follows (amounts in thousands):

	Three Months ended
	MARCH 28,	MARCH 30,
	2020	2019
Revenue	$—	$4,058
Costs and expenses	—	(3,900)
Depreciation, depletion and amortization	—	(578)
Selling and administrative	—	(304)
Gain on sales of equipment	—	—
Gain on sale of assets	—	6,508
Pre-tax income	$—	$5,784

The results of discontinued operations are summarized as follows:

	Three Months ended
	MARCH 28,	MARCH 30,
	2020	2019
Operating loss	$—	$(724)
Gain on sale of assets	—	6,508
Income tax benefit	—	(1,562)
Income from discontinued operations	$—	$4,222

16.    Acquisitions

During fiscal 2019 the Company completed three different asset purchase transactions, acquiring the assets of four operating businesses. On May 20, 2019 the Company acquired the assets of Serenity and Fastrac, both based in Colorado Springs, Colorado, using available cash reserves. Serenity is a proprietary sliding door system providing superior sound attenuation, sold primarily into healthcare markets across the country. Fastrac is a leading supplier of commercial doors and hardware to healthcare and hospitality customers across the country. Serenity continues to operate as a stand-alone business while Fastrac operations were consolidated with the Company’s existing portfolio company, McKinney Door and Hardware, which has similar operations. The results of the acquisition of Serenity and Fastrac are included in the Company’s Consolidated Financial Statements from the date of acquisition. Both companies are included in the Door segment for reporting purposes.

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

These two transactions are not considered material individually. However, they are considered material in the aggregate. The total purchase price paid for these transactions was $12,855,000, which included a traditional post-closing working capital adjustment for $608,000, with approximately $12,163,000 paid in cash at closing. The Company will pay additional contingent consideration, if earned, in the form of an earn out amount pursuant to the terms of earn out agreements in amounts of up to $4,300,000, the payment of which is subject to certain conditions and the successful achievement of gross profit growth targets for the acquired businesses following the closing of the transactions over a period of twenty-four (24) to thirty-six (36) months. Approximately $1,300,000 has been accrued based on estimated fair values of these earn out agreements. We acquired trade receivables of $1,916,000, inventory of $1,745,000, property and equipment of $2,530,000, other assets of $256,000, intangibles of $4,000,000 and goodwill of $3,614,000 and retained liabilities of $1,205,000. The current value assigned to trade receivables represents fair market value. The working capital adjustment has been finalized on both transactions and final valuation of the fair value of assets and liabilities including receivables, inventory, fixed assets, intangibles, goodwill and accounts payable has been recorded as of December 28, 2019. There were no transaction costs related to either acquisition included in Selling and administrative expenses on the Condensed Consolidated Statements of Operations for the three month periods ended Mach 28, 2020 or March 30, 2019.

On June 17, 2019 the Company acquired the assets of InOvate, a supplier of commercial and residential dryer and HVAC venting systems and components. The total purchase price for the net assets acquired was $11,206,000, including a post-closing working capital adjustment of $84,000, with approximately $11,050,000 paid in cash at closing, using available cash reserves. The Company will pay additional contingent consideration, if earned, in the form of an earn out amount pursuant to the terms of an earn out agreement in an amount of up to $1,250,000, the payment of which is subject to certain conditions and the successful achievement of gross profit growth targets for the acquired business following the closing of the transaction over a period of twelve (12) months. Approximately $1,202,000 has been accrued based on an estimated fair value of this earn out agreement. The results of the acquisition of InOvate are included in the Company’s Consolidated Financial Statements from the date of acquisition. There were no transaction costs related to the transaction included in the Condensed Consolidated Statement of Operations for the three months ended March 28, 2020 or March 30, 2019.

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

The following table presents selected unaudited pro forma information for the Company assuming the acquisition of InOvate had occurred as of December 30, 2018. This pro forma information does not purport to represent what the Company’s actual results would have been if the acquisition had occurred as of the date indicated or what such results would be for any future periods.

	Three Months ended
	MARCH 28,	MARCH 30,
	2020	2019
Revenue	$30,845	$26,485
Pre-tax income from continuing operations	$206	$13,240
Basic and diluted loss per share:
Income from continuing operations	$0.42	$5.66
Average shares outstanding	1,685	1,709

Per ASC 805, the chart below summaries the comparative financial statements for revenue and earnings as if all the acquisitions occurred at the beginning of beginning of fiscal 2019.

	Three Months ended
	MARCH 28,	MARCH 30,
	2020	2019
Revenue	$30,845	$31,334
Pre-tax income from continuing operations	$206	$14,146

Revenue of the acquired companies increased total revenue by 34.6% in the first quarter of 2020. The acquired companies contributed a combined $411,000 to earnings for the current year quarter. Total goodwill added to the Consolidated Balance Sheet as of December 28, 2019 was $4,932,000. The goodwill is attributable to the skills and technical talent of the established work force at each of the acquired businesses and synergies expected to be achieved from integrating the individual acquired business operations in to the Company’s existing consolidated business portfolio. This amount is attributable to the HVAC and Door segments in the amounts of $2,734,000 and $2,198,000, respectively.

17.    Intangible Assets

Intangible assets with definite lives include trade names, intellectual property, and customer relationships. These intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value may be greater than the fair value. There were no amortizable intangible assets as of March 30, 2019. See Note 16 for additional discussion of intangible assets acquired during 2019. Amortizable intangible assets on the Consolidated Balance Sheet as of March 28, 2020 were $12,274,000, net of $534,000 accumulated amortization.

Amortization Expense for the quarter ended March 28, 2020 was $164,000. The estimated amortization expense for each of the next five years is $664,000.

18.    Asset Retirement Obligation

The Company has recorded asset retirement obligations (AROs) for its legal obligation to complete reclamation of certain mining properties, in the Construction Materials segment, as required by its mining permits with the State of Colorado. The related ARO assets were considered 100% impaired as total carrying value including future costs to maintain and dispose of the asset will exceed the fair value and therefore were previously impaired.

The following table details activity related to the Company’s ARO liabilities (amounts in thousands):

MARCH 28,
2020
Beginning balance	$27,913
Obligations settled	(94)
Accretion expense	217
Ending balance	28,036
Less current portion	4,181
Long-term portion	$23,855

In connection with the third quarter 2019 decision to cease mining activities, management performed a review of remaining assets to determine which, if any, should be classified as assets held for sale (AHS). Based on this review a total of $896,000, previously reported as Machinery and equipment on the Consolidated Balance Sheet, was reclassified as AHS as of December 28, 2019. As of March 28, 2020 a total of $380,000 remains classified as AHS.

19.    Value Creation Incentive Plan

The Company adopted the Continental Materials Corporation Value Creation Incentive Plan (VCIP) effective July 1, 2019. The VCIP is designed to attract and retain key management personnel by providing an incentive and reward for selected executive officers and employees of the Company. The VCIP involves only the payment of cash, not the issuance of common stock, based on appreciation of Phantom Equity or Phantom Equity Appreciation Rights (PE or PEARs, respectively) of the defined business unit, over a certain period of time. Fair value of the PE or PEAR awards was measured as of the balance sheet date presented. The awards vest over a period of four or five years and are payable over a three-year period following vesting. At March 28, 2020 total future compensation expense related to unvested awards yet to be recognized by the Company was approximately $1,595,000. This expense is expected to be recognized over a weighted-average remaining vesting period of approximately 3.8 years.

The Company used the Black-Scholes option pricing model as its method for determining fair value of the awards. The compensation expense related to the awards is recognized over the vesting period for each award. For the three months ended March 28, 2020 the Company’s net income included $114,000 of stock-based compensation. The total liability related to the PE and PEAR awards was $610,000, which includes $292,000 from an acquisition recorded at the opening balance sheet date, and is included as Long-term compensation on the Consolidated Balance Sheet as of March 28, 2019. The following table

Balance at December 28, 2019	$496
Awards related to acquired companies	-
Change due to vesting of awards granted	166
Change in fair value measurement of liability	(52)
Balance at March 28, 2020	$610

20.    Subsequent Events

Tender Offer

On February 18, 2020, Bee Street Holdings LLC (Bee Street), commenced an unsolicited tender offer for all outstanding shares of Common Stock of the Company (Common Stock) not already owned by Bee Street. The subsequent offering period of the extended tender offer expired on April 17, 2020. Bee Street is an entity controlled by James G. Gidwitz, our chairman and Chief Executive Officer, and other members of Mr. Gidwitz’ s family. Mr. Gidwitz and three other members of the Company's Board of Directors are also board members of Bee Street. Bee Street owns 1,494,511, or approximately 89.2%, of the outstanding shares of Common Stock.

Delisting and Deregistration of Common Stock

On April 20, 2020, the Company, acting pursuant to authorization from its Board of Directors, issued a press release announcing its intention to voluntarily delist its Common Stock from the NYSE American Stock Exchange and to deregister its Common Stock under Section 12(g) of the Exchange Act of 1934, as amended (the “Exchange Act”) and suspend its SEC reporting obligations under Section 15(d) of the Exchange Act. The Company also provided written notice to NYSE American, LLC (the “Exchange”) on April 20, 2020 of the Company’s decision to voluntarily withdraw the listing of the Common Stock from the Exchange.

On May 1, 2020, the Company filed with the SEC a Form 25 relating to the delisting of its Common Stock. The Company expects the delisting to be effective May 11, 2020, at which time the Common Stock will no longer be traded on the Exchange.

On May 11, 2020, the Company filed with the SEC a Form 15 to deregister its Common Stock under Section 12(g) of the Exchange Act and suspend its reporting obligations under Section 15(d) of the Exchange Act, as the Common Stock is held by less than 300 stockholders of record.

Paycheck Protection Program

On April 14, 2020, the Company received proceeds of $5,487,000 from a  loan by CIBC Bank USA (the “PPP Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).  Under the PPP, the Company may apply for forgiveness of the PPP Loan in an amount equal to the sum of the following costs incurred during the 8-week period beginning on the date of the first disbursement of the PPP Loan: (a) payroll costs, (b) any payment of interest on a covered obligation (which shall not include any prepayment of or payment of principal on a covered mortgage obligation), (c) any payment on a covered rent obligation, and (d) any covered utility payment, calculated in accordance with the terms of the CARES Act.  Although no assurance can be provided that the Company will obtain forgiveness of the PPP Loan in whole or in part, management currently expects to use the proceeds of the PPP Loan for forgivable purposes in accordance with the CARES Act.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help investors understand the Company’s results of operations, financial condition and current business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019.

Company Overview

In December 2019, a novel strain of coronavirus (SARS-CoV-2) emerged in Wuhan, Hubei Province, China, which on March 11, 2020 was announced by the World Health Organization to be causing a global pandemic disease (COVID-19). The outbreak of novel coronavirus and resulting pandemic disease continues to spread throughout the United States and around the world.

At various times since the commencement of the COVID-19 coronavirus outbreak, the Governors of each state in which the Company has material operations have declared states of emergency and/or disaster and ordered that all non-essential businesses cease activities except for certain minimum basic operations. Management believes that the Company and its subsidiaries qualify as essential businesses as defined in the respective Governors’ orders, but we have nevertheless reduced our operations and implemented additional cleaning and social distancing protocols in response to the COVID-19 coronavirus pandemic. Among other issues considered by management in reaching this belief, our business operates within a critical infrastructure sector as established by the Cybersecurity & Infrastructure Security Agency of the Department of Homeland Security. Thus, as of the date of the filing of this Quarterly Report, we believe our manufacturing and distribution facilities generally are permitted to continue to operate subject to enhanced safety protocols, both voluntary and government mandated, that are aimed to protect the health of our workforce.

Based on the financial results reported in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report, management believes that the COVID-19 coronavirus pandemic and the related governmental reaction had only a limited impact on our business during the quarter ended March 28, 2020; however, management expects that the COVID-19 coronavirus pandemic and the related governmental reaction has and will negatively impact our business during second quarter of fiscal 2020 and, depending on the duration of the pandemic and related governmental reaction, thereafter, including our liquidity and financial position, results of operations, stock price and ability to convert backlog to revenue among other negative impacts. Management cannot currently quantify the magnitude of such negative impacts or predict when the negative impacts on the Company and its businesses related to the COVID-19 coronavirus pandemic and related governmental reaction will end. These risks to our business are more fully described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for Fiscal Year 2019, which we filed with the SEC on March 23, 2020. We are closely monitoring the impact of the COVID-19 coronavirus pandemic and the related governmental reaction on all aspects of our business.

For an overview of the Company’s operations and operating structure, see Note 7 to the condensed consolidated financial statements contained in this Quarterly Report.

Liquidity and Capital Resources

Certain products within the Company’s portfolio are seasonal, primarily furnaces and evaporative coolers in the HVAC segment which are sensitive to weather conditions particularly during their respective peak selling seasons. Other products within the HVAC segment, specifically fan-coils and dryer boxes, and Door segment sales are, to a significant extent, dependent on construction activity. Historically, the Company has experienced operating losses during the first quarter and typically improved in the second and third quarters reflecting more favorable weather conditions for legacy products. Fourth quarter results have typically varied based on weather conditions affecting the Company’s discontinued operations as well as in the principal markets for the Company’s heating equipment. The sale of the Company’s Transit Mix Concrete (TMC) ready-mix and Daniels Sand operations along with the acquisitions completed in the 2019 fiscal year are expected to reduce the seasonality of the Company’s operations. The first quarter 2019 profit was attributable to the legal settlement and sale of TMC ready-mix and Daniels sand operations’ assets, both non-recurring items.

Historically, the Company would typically experience operating cash flow deficits during the first half of the year reflecting operating results, the use of sales dating programs (extended payment terms) related to the HVAC segment and payment of the prior year’s accrued incentive bonuses and Company profit-sharing contributions, if any. As a result, the Company’s borrowings against its revolving credit facility tended to peak during the second quarter and then decline over the remainder of the year. In the first quarter of 2019, a legal settlement and the sale of TMC assets provided sufficient cash reserves such that borrowings against the revolving credit facility were significantly less than historical experience. The fiscal 2019 divestiture and acquisition activity is expected to smooth cash flow over the course of the fiscal year and result in more consistent levels of borrowings throughout future years.

Cash provided by continuing operations was $2,955,000 during the first three months of 2020 compared to $11,624,000 provided during the first three months of 2019.  The first quarter of 2020 included $2,321,000 cash received from the release of escrow amounts related to an aggregate property near Colorado Springs, Colorado. See Note 12 for additional discussion.  The first quarter of 2019 included  $15,000,000 cash received related to a legal settlement. See Note 14 for further discussion. Cash used by discontinued operations in the first quarter of 2019 was $15,000 that reflected operating results combined with changes in working capital items.

During the three months ended March 28, 2020, investing activities provided  $2,556,000 of cash compared to $24,697,000 of cash provided in the prior year’s first quarter. Capital expenditures by continuing operations were $26,000 during the first three months of 2020. Capital expenditures for continuing and discontinued operations were $63,000 and $172,000, respectively, during the first three months of 2019. The reduction in capital expenditures is attributable to the sale of TMC’s ready-mix business which, historically, was more capital intensive. The three months ended March 28, 2020 included $1,918,000 cash received from escrow released from the sale of TMC’s ready-mix and Daniels Sand operations. The three months ended March 30, 2019 included $24,927,000 cash received from the sale of TMC’s ready-mix and Daniels Sand operations.

Cash used by financing activities during the first three months of 2020 was  $1,093,000 as available cash was used to reduce borrowings on the revolving line of credit. Financing activities during the first three months of 2019 used  $1,479,000 as available cash was used to reduce borrowings on the revolving line of credit.

Management expects a trend of decreased working capital and decreased cash from continuing operations, relative to fiscal year 2019, may occur over the remainder of fiscal 2020 due to uncertainty of the impact of the COVID-19 pandemic on economic conditions. On April 14, 2020, the Company received proceeds of $5,487,000 from loan by CIBC Bank USA (the “PPP Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).  Under the PPP, the Company may apply for forgiveness of the PPP Loan in an amount equal to the sum of the following costs incurred during the 8-week period beginning on the date of the first disbursement of the PPP Loan: (a) payroll costs, (b) any payment of interest on a covered obligation (which shall not include any prepayment of or payment of principal on a covered mortgage obligation), (c) any payment on a covered rent obligation, and (d) any covered utility payment, calculated in accordance with the terms of the CARES Act.  Although no assurance can be provided that the Company will obtain forgiveness of the PPP Loan in whole or in part, management currently expects to use the proceeds of the PPP Loan for forgivable purposes in accordance with the CARES Act, and management expects that such proceeds will substantially fund any trend of increased working capital requirements and to offset the decreased cash from continuing operations, relative to fiscal year 2019, that may occur into the second quarter of fiscal 2020. The term of the PPP Loan is two years. The Company will be required to pay any unforgiven principal of and interest on the PPP Loan in eighteen equal monthly installments, with the first payment being due in the fourth quarter of fiscal 2020. The PPP Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

Management cannot currently predict when the negative impacts on the Company and its businesses related to the COVID-19 coronavirus pandemic and related governmental reaction will end.  Although the Company believes that its existing cash balance, anticipated cash flow from continuing operations, available borrowing capacity under the Credit Agreement and the PPP Loan will be sufficient to cover expected cash needs, including planned capital expenditures, during the remainder of fiscal year 2020, that belief is based on the assumption that negative impacts related to the COVID-19 coronavirus pandemic and related governmental reaction will substantially improve commencing in the second quarter and continuing thereafter, and such assumption may not prove accurate.

Revolving Credit and Term Loan Agreement

As discussed in Note 10 to the condensed consolidated financial statements contained in this Quarterly Report, the Company maintains a Credit Agreement, which provides for a Revolving Commitment of up to $20,000,000. Borrowings under the Credit Agreement are secured by the Company’s accounts receivable, inventories, machinery, equipment, vehicles, certain real estate and the common stock of all of the Company’s subsidiaries. Borrowings under the Revolving Commitment are limited to (a) 85% of eligible accounts receivable, (b) the lesser of 60% of eligible inventories and $8,500,000. Borrowings under the Credit Agreement bear interest based on a LIBOR or prime rate based option.

The Credit Agreement either limits or requires prior approval by the lender of additional borrowings, acquisition of stock of other companies, purchase of treasury shares and payment of cash dividends. Payment of accrued interest is due monthly or at the end of the applicable LIBOR period. The Credit Agreement has a maturity date of May 1, 2023.

There were no outstanding borrowings against the revolving credit facility at March 28, 2020. At all times since the inception of the Credit Agreement, the Company has had sufficient qualifying and eligible assets such that the entire revolving credit facility was available to the Company.

As of March 28, 2020 the Company was in compliance with all covenants in the Credit Agreement. Based on the assumption that negative impacts related to the COVID-19 coronavirus pandemic and related governmental reaction will substantially improve commencing in the second quarter and continuing thereafter, the Company currently expects to be in compliance with all covenants under the Credit Agreement throughout the facility’s remaining term.

Results of Continuing Operations - Comparison of Quarter Ended March 28, 2020 to the Quarter Ended March 30, 2019

(In the ensuing discussions of the results of operations the Company defines the term gross profit as the amount determined by deducting cost of sales before depreciation and amortization from sales. The gross profit ratio is gross profit divided by sales.)

Consolidated sales in the first quarter of 2020 were $30,845,000, an increase of $8,317,000, or 36.9%, compared to the first quarter of 2019.  The increase in sales is substantially attributable to acquisitions completed after the first quarter of 2019. On a pro forma basis, as if all the acquisitions had occurred at the beginning of fiscal 2019, sales in the first quarter would have declined $489,000. See Note 16 for additional discussion.

The consolidated gross profit ratio in the first quarter of 2020 was 26.8% compared to 20.8% in the same period of 2019.  The increase is primarily due to results in the HVAC segment reflecting the acquisitions of Global Flow and InOvate. The variances in gross profit are discussed in segment discussion below.

Consolidated selling and administrative expenses were $986,000 higher in the first quarter of 2020 than the comparable prior year quarter driven primarily by the 2019 acquisition activity.  As a percentage of consolidated sales, selling and administrative expenses decreased to 25.2%  in the first quarter of 2020 from 30.1%  in the first quarter of 2019. The decrease between periods is attributable to reduced investments in the HVAC segment related to previously owned business lines.

The first quarter of 2019 included a  $15,000,000 gain from a legal settlement recognized in January 2019. See Note 14 for additional discussion. The first quarter of 2020 included $145,000 in gains from the sale of property and equipment, primarily in the Construction Materials segment. The first quarter of 2019 included $5,000 in gains from the sale of property and equipment.

The consolidated operating profit in the first quarter of 2020 was $134,000. The consolidated operating loss in the first quarter of 2019,  before the gain from legal settlement discussed above, was $2,625,000.  The increase in operating performance was driven by the HVAC and Construction Materials segments. The HVAC segment reported an increase of $3,017,000 in operating profit. The Construction Materials segment, excluding the $15,000,000 legal settlement, reported a reduction in operating loss of $320,000. Individual segment results are discussed further in the segment section below.

Interest income for the first quarter of 2020 was $114,000 compared to $149,000 for the first quarter of 2019. The decrease in interest income is primarily due to interest earned on the higher 2019 cash reserves resulting from the proceeds from the legal settlement and the sale of TMC assets.

Interest expense in the first quarter of 2020 was $101,000 compared to $71,000 in the first quarter of 2019.  Interest expense includes interest on outstanding funded debt, finance charges on outstanding letters of credit, the fee on the unused revolving credit line and other recurring fees charged by the lending bank. The increase from the prior year quarter is attributable to higher average borrowings. Outstanding funded debt in the first quarter of 2020 was $1,134,000 compared to $802,000 for the first quarter of 2019.  At the end of the first quarter of 2020 the outstanding funded debt was zero compared to $800,000 at the end of the first quarter of 2019.

The Company’s effective income tax rate reflects federal and state statutory income tax rates adjusted for non-deductible expenses, tax credits and other tax items. The estimated effective income tax rate in the first quarter of 2020 was 21.0% compared to 27.0% for the first quarter of 2019.

The Company operates businesses primarily within the Building Products industry group. The businesses are grouped into three reportable segments:  the HVAC segment, the Door segment and the Construction Materials segment. The following addresses various aspects of operating performance focusing on the reportable segments.

Results of Discontinued Operations - Comparison of Quarter Ended March 28, 2020 to the Quarter Ended March 30, 2019

The results of discontinued operations reflect the operations of the ready-mix and Daniels sand businesses of TMC. The Company sold the assets of these business units on February 1, 2019. There was no income or loss from discontinued operations recognized in the first quarter of 2020. The 2019 income realized from discontinued operations included a pre-tax loss from operations of $724,000 and a pre-tax gain on the sale of assets of $6,508,000.

HVAC Segment

The table below presents a summary of operating information for the two reportable segments within the HVAC products industry group for the quarters ended March 28, 2020 and March 30, 2019 (dollar amounts in thousands):

	Three Months ended
	MARCH 28,	MARCH 30,
	2020	2019
Revenues from external customers	$23,655	$16,720
Segment gross profit	7,421	3,819
Gross profit as percent of sales	31.4%	22.8%
Segment operating income (loss)	$2,536	$(481)
Operating income (loss) as a percent of sales	10.7%	(2.9)%
Segment assets	$46,250	$30,171
Return on assets	5.5%	(1.6)%

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

Sales in the HVAC segment during the first quarter of 2020 increased 41.5%  compared to the first quarter of 2019. The increase is primarily attributable to the acquisitions of GFP and InOvate in the second quarter of 2019.

The HVAC  segment’s gross profit ratio for the first quarter of 2020 was 31.4% compared to 22.8% in the first quarter of 2019. The increase is primarily due to the impact of the acquisitions noted above.

Selling and administrative expenses in the first quarter of 2020 were $661,000 higher than the first quarter of the previous year primarily due to 2019 acquisition activity.  The year over year increase was mitigated by investment spending on personnel and processes to stimulate future growth in previously owned lines of business in the first quarter of 2019. As a percentage of sales, selling and administrative expenses decreased to 19.2% in the first quarter of 2020 compared to 23.3% in the first quarter of 2019.

The HVAC segment reported operating income of $2,536,000 for the first quarter of 2020 compared to an operating loss of $481,000 for the first quarter of 2019. The increase is attributable to the 2019 acquisition activity combined with lower selling and administrative costs in previously owned lines of business.

Door Segment

The table below presents a summary of operating information for the Door segment for the quarters ended March 28, 2020 and March 30, 2019 (dollar amounts in thousands):

	Three Months ended
	MARCH 28,	MARCH 30,
	2020	2019
Revenues from external customers	$5,721	$4,242
Segment gross profit	1,409	1,219
Gross profit as percent of sales	24.6%	28.7%
Segment operating income	$79	$379
Operating income as a percent of sales	1.4%	8.9%
Segment assets	$11,506	$6,805
Return on assets	0.7%	5.6%

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

Door sales in the first quarter of 2020 were $1,479,000 (34.9%) higher than in the first quarter of the previous year. The increase is primarily due to the acquisition of Fastrac and Serenity in the second quarter of 2019. The gross profit ratio in the first quarter of 2020 was 24.6% compared to 28.7% in the first quarter of 2019.

Sales and administrative expenses were $461,000 higher in the first quarter of 2020 compared to the first quarter of 2019. As a percentage of sales, these expenses were 22.0% and 18.8% in the first quarters of 2020 and 2019, respectively.

Construction Materials Segment

The table below presents a summary of operating information for the Construction Materials segment for the quarters ended March 28, 2020 and March 30, 2019 (dollar amounts in thousands):

	Three Months ended
	MARCH 28,	MARCH 30,
	2020	2019
Revenues from external customers	$1,470	$1,554
Segment gross loss	(550)	(367)
Gross loss as percent of sales	(37.4)%	(23.6)%
Segment operating (loss) income	(636)	14,044
Operating (loss) income as a percent of sales	(43.3)%	903.5%
Segment assets	$7,291	$11,760
Return on assets	(8.7)%	119.4%

The ready-mix concrete and Daniels Sand operational assets of TMC were sold on February 1, 2019. The operations of the ready-mix and Daniels Sand businesses were classified as discontinued for periods presented. See Note 15 for further discussion of the transaction. The discontinued operations, together with the continuing operations formerly known as the Concrete, Aggregate and Construction Supply (CACS) segment, were reclassified to the Construction Materials segment for current reporting. The product offerings of continuing operations of the former CACS segment consisted of aggregates and construction supplies. Aggregates were produced at multiple locations in or near Colorado Springs and Pueblo, Colorado. Construction supplies encompass numerous products purchased from third party suppliers and sold to the construction trades, particularly concrete sub-contractors.  Management made a strategic decision to cease mining operations at the end of the third quarter of 2019 when it was determined that continued mining was not in the best economic interests of the consolidated portfolio. The quarries may continue to report some revenue from dumping fees or for remaining inventory sales, but otherwise will turn to full reclamation status. Revenue of the Construction Materials segment decreased 5.4%  in the first quarter of 2020 compared to the first quarter of 2019 as management continued the process of winding down the aggregates operations.

Selling and administrative expenses were $353,000 lower in the first quarter of 2020 compared to the same period in 2019.  The decrease was attributable primarily to decreased legal fees. Litigation fees during the first quarter of 2020 were $50,000 compared to $305,000 incurred during the comparable period of 2019. As a percentage of sales, selling and administrative expenses decreased to 12.5% in the first quarter of 2020 compared to 34.5% in the first quarter of 2019.

The operating loss reported in the first quarter of 2020 was $636,000. The first quarter of 2019 included a $15,000,000 gain from a legal settlement. See Note 14. Excluding this non-recurring item, the operating loss for the first quarter of 2019 would have been $956,000. The reduced operating loss between comparable periods is attributable to reduced sales volume in the aggregates operations offset by reduced selling and administrative spending.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements contained in this Quarterly Report have been prepared in accordance with accounting principles generally accepted in the United States of America which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 28, 2020 and December 28, 2019 and affect the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates.

Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management, is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 4 to the condensed consolidated financial statements contained in this Quarterly Report for a discussion of recently issued accounting standards.

MATERIAL CHANGES TO CONTRACTUAL OBLIGATIONS

There were no material changes to contractual obligations that occurred during the quarter ended March 28, 2020.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 3b-6 promulgated under the Exchange Act. Such forward-looking statements are based on the beliefs of the Company’s management as well as on assumptions made by and information available to the Company at the time such statements were made.  When used in this Quarterly Report, words such as “anticipates,” “believes,” “contemplates,” “estimates,” “expects,” “plans,” “projects,” “will,” “continue” and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of various factors including but not limited to: the severity and duration of the COVID-19 coronavirus pandemic and governmental reaction thereto, the amount of new construction, weather, interest rates, availability of raw materials and their related costs, economic conditions and competitive forces in the regions where the Company does business, changes in governmental regulations and policies and the ability of the Company to obtain credit on commercially reasonable terms. Changes in accounting pronouncements could also alter projected results. Other factors not currently anticipated may also materially and adversely affect the Company’s results of operations, cash flows and financial position. Forward-looking statements speak only as of the date they were made and we undertake no obligation to publicly update them.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Item 10(f) of Regulation S-K and, as such, is not required to provide information in response to this item.

Item 4.Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) as of March 28, 2020. The Chief Executive Officer and Chief Financial Officer, based on that evaluation, concluded that the Company’s disclosure controls and procedures are effective and were reasonably designed to ensure that all material information relating to the Company (including its subsidiaries) required to be disclosed in the reports filed and submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission.

(b)Changes in Internal Control Over Financial Reporting.

During the quarter ended March 28, 2020, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Items 1, 1A, 3 and 5 are not applicable or the Company has nothing to report thereunder; therefore, the items have been omitted and no reference is required in this Quarterly Report.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 28, 2020, the Company made the following repurchases of Common Stock under the program:

	Issuer Purchases of Equity Securities
Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
December 29, 2019 – January 25, 2020	22,342	$7.30	22,342	$649,281
January 26, 2020 – February 22, 2020	15,528	$7.57	15,528	$531,737
February 23, 2020 – March 28, 2020	—	—	—	$531,737
Total	37,870	$7.41	37,870	$531,737

(1) The Company has an open-ended program which was announced on March 6, 2019 to repurchase its common stock under which the Board authorized purchases up to a maximum amount of $1,000,000. Repurchases may be made on the open market or in block trades at the discretion of management.

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

Item 5.Other Information

On May 1, 2020, Continental Materials Corporation (the “Company”), filed with the Securities and Exchange Commission (the “SEC”) a Form 25 Notification of Removal from Listing in connection with its previously announced plan to voluntarily delist its Common Stock, $0.25 par value per share (the “Common Stock”), from the NYSE American Stock Exchange (the “Exchange”).  The Company expects the delisting to be effective May 11, 2020, at which time the Common Stock will no longer be traded on the Exchange.

The Company currently anticipates that, on or about May 11, 2020, it will file with the SEC a Form 15 to deregister its Common Stock under Section 12(g) of the Exchange Act and suspend its reporting obligations under Section 15(d) of the Exchange Act, as the Common Stock is held by less than 300 stockholders of record.

The Company is taking these steps in order to reduce legal, accounting and administrative costs associated with being an SEC reporting company, to reduce the specificity of the financial information which the Company is required to disclose publicly in connection with its business segments, which disclosure the Company believes has, at times in the past, been competitively disadvantageous to the Company, and to allow the Company’s management to increase its focus on executing the Company’s strategic and business plan by reducing time spent in complying with applicable SEC reporting requirements.  In addition, the number of shares of Common Stock which are publicly held (exclusive of holdings of officers, directors, controlling shareholders or other family or concentrated holdings) is less than 200,000 as a result the tender offer made by Bee Street Holdings LLC which was completed at midnight at the end of April 17, 2020, and the Common Stock may consequently no longer be eligible for listing on the Exchange pursuant to Section 1003(b)(i)(A) of the NYSE American Company Guide.

Item 6.Exhibits

Exhibit No.	Description
10.1

Promissory Note, dated 04/08/2020, made by the Company and payable to CIBC Bank USA evidencing a loan under the Paycheck Protection Program under Division A, Title I of Coronavirus Aid, Relief, and Economic Security Act (CARES Act).

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

101

The following financial information from Continental Materials Corporation’s Quarterly Report on Form 10-Q for the period ended March 28, 2020 filed with the SEC on May 11, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations and Retained Earnings for the three-month periods ended March 28, 2020 and March 30, 2019, (ii) the Condensed Consolidated Balance Sheets at March 28, 2020 and December 28, 2019, (iii) the Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 28, 2020 and March 30, 2019, and (iv) Notes to the Quarterly Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONTINENTAL MATERIALS CORPORATION

Date:	May 11, 2020	By:	/s/ Paul Ainsworth
Paul Ainsworth, Vice President, Secretary
and Chief Financial Officer